Form 10-K/A
period 2012-12-31
TransUnion Holding Company, Inc.
filed 2013-06-20
CIK 1552033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

- OR –

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

☐  YES     ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. (Note: From the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-182948) on September 6, 2012, until December 31, 2012, the registrant was subject to the filing requirements of Section 13 or 15(d) of the Exchange Act. On January 1, 2013, the registrant’s reporting obligations were automatically suspended pursuant to Section 15(d). As a voluntary filer the registrant field all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such short period that the registrant would have been required to file such reports) as if it were subject to such filing requirements).     ☒   YES     ☐  NO

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

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

As of January 31, 2013, there were 109,807,128 shares of TransUnion Holding Company, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TransUnion Holding Company, Inc.

Form 10-K/A Amendment No. 2

Explanatory Note

This Amendment No. 2 to the annual report of TransUnion Holding Company, Inc. (the “Company”) on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original 10-K”), which was originally filed on February 25, 2013, and first amended on April 8, 2013 (“Amendment No. 1”). The Company is filing this amendment to (1) to insert the date of inception on our independent auditors Report of Independent Register Public Accounting Firm with respect to the audited financial statements of the Company included in the Original 10-K, and to insert a conformed signature of our independent auditors on their Report of Independent Registered Public Accounting Firm with respect to the audited financial statements of the Company included in the Original 10-K, as required by Rule 2-02(a)(2) of Regulation S-X, which was inadvertantly omitted from the Original 10-K; and (2) amend Part IV, Item 15 of the Original 10-K and replace the separate audited financial statements for Trans Union De Mexico, S.A. and Credit Information Bureau (Limited) India that were filed as Exhibit 99.1 and Exhibit 99.2, respectively, to Amendment No. 1 with the separate audited financial statements for Trans Union De Mexico, S.A. for the year ended December 31, 2012 (Exhibit 99.1), and for Credit Information Bureau (India) Limited for the year ended March 31, 2013 (Exhibit 99.2), in each case prepared in accordance with Rule 3-09 of Regulation S-X. These financial statements, which were not available prior to the original filing date, have been prepared and provided by management of each respective company. Management of each respective company is solely responsible for the form and content of their financial statements.

The Original 10-K was filed on a combined basis with TransUnion Corp. because we operate the Company and TransUnion Corp. as one business with identical management teams. TransUnion Corp. is also filing an Amendment No.1 to the Original 10-K to insert a conformed signature of our independent auditors on their Report of Independent Registered Public Accounting Firm with respect to the audited financial statements of TransUnion Corp. included in the Original 10-K, as required by Rule 2-02(a)(2) of Regulation S-X.

This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K except as noted above. This Amendment No. 2 should be read in conjunction with the Original 10-K and with other Company filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This Annual Report on Form 10-K is a combined report being filed separately by TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp., a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to “TransUnion,” the “Company,” “we,” “us,” and “our” refers to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp., or to TransUnion Corp. and its subsidiaries for periods prior to the formation of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this annual report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp. are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Where the information provided is substantially the same for each company, such information has been combined in this Annual Report on Form 10-K. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part II, Item 8, “Financial Statements and Supplementary Information.”

We operate TransUnion Holding and TransUnion Corp. as one business, with one management team. Management believes combining the Annual Reports on Form 10-K of TransUnion Holding and TransUnion Corp. provides the following benefits:

•	Enhances investors’ understanding of TransUnion Holding and TransUnion Corp. by enabling investors to view the business as a whole, the same manner as management views and operates the business;

•	Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the disclosures apply to both TransUnion Holding and TransUnion Corp.

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

TransUnion Holding acquired 100% of the outstanding stock of TransUnion Corp. on April 30, 2012. Substantially all of TransUnion Corp.’s net assets are owned by TransUnion Holding and substantially all of TransUnion Holding’s operations are conducted by TransUnion Corp. In addition, TransUnion Holding has issued $1 billion of senior unsecured PIK toggle notes, incurs interest expense on the notes, incurred deferred financing fees related to the notes, and incurred $15.2 million of acquisition-related costs, including investment banker fees, legal fees, due diligence and other external costs recorded in other income and expense.

Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting

Financial Statements

Management of TransUnion Holding Company, Inc. is responsible for the preparation of the financial information included in this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. TransUnion Holding Company, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of TransUnion Holding Company, Inc.;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•

provide reasonable assurance that receipts and expenditures of TransUnion Holding Company, Inc. are being made only in accordance with the authorizations of management and directors of TransUnion Holding Company, Inc.; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations in any control, no matter how well designed, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of TransUnion Holding Company, Inc.’s internal control over financial reporting as of December 31, 2012. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of TransUnion Holding Company, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of TransUnion Holding Company, Inc.’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2012, TransUnion Holding Company, Inc.’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

TransUnion Holding Company, Inc.

We have audited the accompanying consolidated balance sheet of TransUnion Holding Company, Inc. and subsidiaries as of December 31, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period from the date of inception (February 15, 2012) through December 31, 2012. Our audit also included the financial statement schedules listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion Holding Company, Inc. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows from the date of inception (February 15, 2012) through December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, IL

February 25, 2013

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(in millions, except per share data)

December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$154.3
Trade accounts receivable, net of allowance of $1.7	163.6
Other current assets	82.7

Total current assets	400.6
Property, plant and equipment, net of accumulated depreciation and amortization of $26.4	121.2
Other marketable securities	11.4
Goodwill	1,804.2
Other intangibles, net	1,911.6
Other assets	129.8

Total assets	$4,378.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$78.4
Current portion of long-term debt	10.6
Other current liabilities	129.3

Total current liabilities	218.3
Long-term debt	2,670.3
Other liabilities	679.4

Total liabilities	3,568.0
Redeemable noncontrolling interests	14.7
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at December 31, 2012, 110.2 million shares issued and 110.1 million shares outstanding as of December 31, 2012	1.1
Additional paid-in capital	1,109.4
Treasury stock at cost; 0.1 million shares at December 31, 2012	(0.7)
Retained earnings (accumulated deficit)	(382.6)
Accumulated other comprehensive income (loss)	(24.4)

Total TransUnion Holding Company, Inc. stockholders’ equity	702.8
Noncontrolling interests	93.3

Total stockholders’ equity	796.1

Total liabilities and stockholders’ equity	$4,378.8

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Income

(in millions)

From the Date of Inception Through December 31, 2012
Revenue	$767.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	298.2
Selling, general and administrative	212.6
Depreciation and amortization	115.0

Total operating expenses	625.8
Operating income	141.2
Non-operating income and expense
Interest expense	(125.0)
Interest income	0.8
Other income and (expense), net	(14.3)

Total non-operating income and expense	(138.5)
Income from operations before income taxes	2.7
Provision for income taxes	(6.6)

Net loss	(3.9)
Less: net income attributable to noncontrolling interests	(4.9)

Net loss attributable to TransUnion Holding Company, Inc.	$(8.8)

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

(in millions)

From the Date of Inception Through December 31, 2012
Net loss	$(3.9)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(22.7)
Net unrealized loss on hedges	(3.7)

Total other comprehensive loss, net of tax	(26.4)

Comprehensive loss	(30.3)
Less: comprehensive income attributable to noncontrolling interests	(2.9)

Comprehensive loss attributable to TransUnion Holding Company, Inc.	$(33.2)

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(in millions)

From the Date of Inception Through December 31, 2012
Cash flows from operating activities:
Net income (loss)	$(3.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115.0
Equity in net income of affiliates, net of dividends	1.3
Deferred taxes	(5.1)
Amortization of senior notes purchase accounting fair value adjustment	(10.8)
Deferred financing fees	2.1
Stock-based compensation	2.7
Provision (reduction) for losses on trade accounts receivable	(1.9)
Other	2.6
Changes in assets and liabilities:
Trade accounts receivable	(1.0)
Other current and long-term assets	(78.8)
Trade accounts payable	(0.8)
Other current and long-term liabilities	25.6

Cash provided by operating activities	47.0
Cash flows from investing activities:
Capital expenditures for property and equipment	(48.8)
Investments in trading securities	(0.5)
Acquisition of TransUnion Corp., net of cash acquired	(1,485.9)
Other acquisitions and purchases of noncontrolling interests, net of cash acquired	(14.2)
Acquisition related deposits	3.7
Other	(1.4)

Cash used in investing activities	(1,547.1)
Cash flows from financing activities:
Proceeds from 9.625% notes	600.0
Proceeds from 8.125% notes	398.0
Repayments of debt	(17.2)
Debt financing fees	(41.3)
Proceeds from issuance of common stock	1,097.3
Treasury stock purchases	(0.7)
Dividends	(373.8)
Distributions to noncontrolling interests	(7.2)

Cash provided by financing activities	1,655.1
Effect of exchange rate changes on cash and cash equivalents	(0.7)

Net change in cash and cash equivalents	154.3
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$154.3

Noncash financing activities:
Exchange of TransUnion Holding Company, Inc. common stock for ownership interest in TransUnion Corp.	$10.4
Supplemental disclosure of cash flow information:
Cash paid from inception through December 31, 2012 for:
Interest	$140.4
Income taxes, net of refunds	14.9

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(in millions)

	Common Stock		Paid-In	Treasury	Retained Earnings (Accumulated	Accumulated Other Comp Income	Non- controlling		Redeemable Non- controlling Interests (Temporary
	Shares	Amount	Capital	Stock	Deficit)	(Loss)	Interests	Total	Equity)
Balance, February 15, 2012 (inception)	—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	(8.8)	—	4.9	(3.9)	—
Other comprehensive income (loss)	—	—	—	—	—	(24.4)	(2.0)	(26.4)	—
Acquisition of noncontrolling interests in TransUnion Corp. subsidiaries	—	—	—	—	—	—	26.6	26.6	—
Purchase accounting adjustments related to acquisition of TransUnion Corp.	—	—	—	—	—	—	87.0	87.0	(0.3)
Reclassification of redeemable non-controlling interests	—	—	—	—	—	—	(17.9)	(17.9)	17.9
Acquisition of Africa subsidiary	—	—	—	—	—	—	1.9	1.9	—
Additional acquisition price for Brazil subsidiary	—	—	—	—	—	—	—	—	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.2)	(7.2)	—
Purchase of noncontrolling interests	—	—	0.1	—	—	—	—	0.1	(3.3)
Dividends	—	—	—	—	(373.8)	—	—	(373.8)	—
Stock-based compensation	—	—	2.7	—	—	—	—	2.7	—
Issuance of stock	110.2	1.1	1,106.6	—	—	—	—	1,107.7	—
Treasury stock purchased	(0.1)	—	—	(0.7)	—	—	—	(0.7)	—

Balance, December 31, 2012	110.1	$1.1	$1,109.4	$(0.7)	$(382.6)	$(24.4)	$93.3	$796.1	$14.7

See accompanying combined notes to consolidated financial statements.

Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting

Financial Statements

Management of TransUnion Corp. is responsible for the preparation of the financial information included in this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. TransUnion’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of TransUnion;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of TransUnion are being made only in accordance with the authorizations of management and directors of TransUnion; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations in any control, no matter how well designed, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2012. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of TransUnion’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of TransUnion’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2012, TransUnion’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

TransUnion Corp.

We have audited the accompanying consolidated balance sheet of TransUnion Corp. and subsidiaries as of December 31, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period from May 1, 2012 through December 31, 2012 (Successor) and statements of income, comprehensive income, stockholders’ equity and cash flows for the period from January 1, 2012 through April 30, 2012 (Predecessor). We also have audited the consolidated balance sheet of TransUnion Corp. and subsidiaries as of December 31, 2011 and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for the years ended December 31, 2011 and 2010. Our audit also included the financial statement schedule listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion Corp. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for the period from May 1, 2012 through December 31, 2012 (Successor) and from January 1, 2012 through April 30, 2012 (Predecessor) and the consolidated financial position of TransUnion Corp. and subsidiaries at December 31, 2011 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, IL

February 25, 2013

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	Successor December 31, 2012	Predecessor December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$154.3	$107.8
Trade accounts receivable, net of allowance of $1.7 and $1.2	163.6	139.4
Other current assets	58.7	55.4
Current assets of discontinued operations	—	0.1

Total current assets	376.6	302.7
Property, plant and equipment, net of accumulated depreciation and amortization of $26.4 and $342.3	121.2	109.0
Other marketable securities	11.4	10.3
Goodwill	1,804.2	275.2
Other intangibles, net	1,911.6	230.8
Other assets	95.7	77.8

Total assets	$4,320.7	$1,005.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$77.5	$75.1
Current portion of long-term debt	10.6	21.8
Other current liabilities	107.0	100.2
Current liabilities of discontinued operations	—	0.4

Total current liabilities	195.1	197.5
Long-term debt	1,672.3	1,579.4
Other liabilities	667.4	53.3

Total liabilities	2,534.8	1,830.2

Redeemable noncontrolling interests	14.7	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; one thousand shares authorized, one hundred and 29.8 million shares issued at December 31, 2012 and December 31, 2011, respectively; one hundred and 29.8 million shares outstanding as of December 31, 2012 and December 31, 2011, respectively	—	0.3
Additional paid-in capital	1,687.2	893.9
Treasury stock at cost; 0 shares at December 31, 2012 and less than 0.1 million shares at December 31, 2011	—	(0.2)
Retained earnings (accumulated deficit)	15.1	(1,739.0)
Accumulated other comprehensive income (loss)	(24.4)	(3.6)

Total TransUnion Corp. stockholders’ equity	1,677.9	(848.6)
Noncontrolling interests	93.3	24.2

Total stockholders’ equity	1,771.2	(824.4)

Total liabilities and stockholders’ equity	$4,320.7	$1,005.8

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions)

	Successor	Predecessor
	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Revenue	$767.0	$373.0	$1,024.0	$956.5
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	298.2	172.0	421.5	395.8
Selling, general and administrative	211.7	172.0	264.5	263.0
Depreciation and amortization	115.0	29.2	85.3	81.6

Total operating expenses	624.9	373.2	771.3	740.4
Operating income (loss)	142.1	(0.2)	252.7	216.1
Non-operating income and expense
Interest expense	(72.8)	(40.5)	(126.4)	(90.1)
Interest income	0.8	0.6	0.7	1.0
Other income and (expense), net	2.1	(23.8)	(59.9)	(44.0)

Total non-operating income and expense	(69.9)	(63.7)	(185.6)	(133.1)
Income (loss) from continuing operations before income taxes	72.2	(63.9)	67.1	83.0
(Provision) benefit for income taxes	(24.3)	11.5	(17.8)	(46.3)

Income (loss) from continuing operations	47.9	(52.4)	49.3	36.7
Discontinued operations, net of tax	—	—	(0.5)	8.2

Net income (loss)	47.9	(52.4)	48.8	44.9
Less: net income attributable to noncontrolling interests	(4.9)	(2.5)	(8.0)	(8.3)

Net income (loss) attributable to TransUnion Corp.	$43.0	$(54.9)	$40.8	$36.6

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in millions)

	Successor	Predecessor
	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Net income (loss)	$47.9	$(52.4)	$48.8	$44.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(22.7)	2.5	(14.5)	9.4
Net unrealized loss on hedges	(3.7)	—	—	(1.1)

Total other comprehensive income (loss), net of tax	(26.4)	2.5	(14.5)	8.3

Comprehensive income (loss)	21.5	(49.9)	34.3	53.2
Less: comprehensive income attributable to noncontrolling interests	(2.9)	(2.8)	(6.4)	(9.1)

Comprehensive income (loss) attributable to TransUnion Corp.	$18.6	$(52.7)	$27.9	$44.1

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Successor	Predecessor
	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$47.9	$(52.4)	$48.8	$44.9
Less: income (loss) from discontinued operations, net of tax	—	—	(0.5)	8.2

Income (loss) from continuing operations	47.9	(52.4)	49.3	36.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	115.0	29.2	85.3	81.6
Loss on early extinguishment of debt	—	—	59.3	11.0
Stock-based compensation	2.3	2.0	4.6	28.7
Deferred financing fees	—	3.9	4.2	17.1
Provision (reduction) for losses on trade accounts receivable	(1.9)	3.1	1.9	1.5
Change in control transaction fees	0.4	20.9	—	27.7
Deferred taxes	11.8	(18.3)	(3.5)	12.7
Amortization of 11.375% notes purchase accounting fair value adjustment	(10.8)	—	—	—
Equity in net income of affiliates, net of dividends	1.3	(3.7)	(3.4)	(3.5)
Loss (gain) on sale or exchange of property	—	0.1	(0.3)	(3.8)
Other	2.6	(0.7)	2.8	(0.5)
Changes in assets and liabilities:
Trade accounts receivable	(1.0)	(24.7)	(11.6)	(12.6)
Other current and long-term assets	2.8	1.5	(3.3)	(2.1)
Trade accounts payable	(1.2)	1.6	14.9	9.0
Other current and long-term liabilities	(77.5)	89.9	4.3	1.1

Cash provided by operating activities of continuing operations	91.7	52.4	204.5	204.6
Cash used in operating activities of discontinued operations	—	—	(1.3)	(4.2)

Cash provided by operating activities	91.7	52.4	203.2	200.4
Cash flows from investing activities:
Capital expenditures for property and equipment	(48.8)	(20.4)	(74.0)	(46.8)
Investments in trading securities	(0.5)	(1.1)	(1.2)	(1.3)
Proceeds from sale of trading securities	—	1.1	9.9	1.3
Proceeds from sale and redemption of investments in available-for-sale securities	—	—	0.2	114.4
Investments in held-to-maturity securities	—	—	(6.3)	—
Proceeds from held-to-maturity securities	—	—	6.3	4.9
Proceeds from sale of assets of discontinued operations	—	—	—	10.6
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(14.2)	(0.1)	(105.2)	(14.0)
Acquisition related deposits	3.7	—	(8.6)	—
Other	(1.4)	0.9	(2.7)	1.3

Cash (used in) provided by investing activities	(61.2)	(19.6)	(181.6)	70.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(in millions)

	Successor	Predecessor
	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Cash flows from financing activities:
Proceeds from senior secured term loan	—	—	950.0	950.0
Extinguishment of senior secured term loan	—	—	(945.2)	—
Prepayment fee on early extinguishment of senior secured term loan	—	—	(9.5)	—
Proceeds from issuance of 11.375% notes	—	—	—	645.0
Proceeds from RFC loan	—	—	—	16.7
Proceeds from revolving line of credit	—	—	—	15.0
Repayments of debt	(17.2)	(14.6)	(11.7)	(609.5)
Treasury stock purchases	—	(1.3)	(0.2)	(5.4)
Distribution of merger consideration	—	(1.3)	(4.3)	(1,178.6)
Debt financing fees	—	(6.1)	(11.3)	(85.5)
Change in control transaction fees	(0.4)	(20.9)	—	(27.7)
Distributions to noncontrolling interests	(7.2)	(0.4)	(8.5)	(8.6)
Dividends to TransUnion Holding	(27.9)	—	—	—
Stockholder contributions	80.8	—	0.3	—
Other	—	(0.4)	(0.8)	(1.9)

Cash provided by (used in) financing activities	28.1	(45.0)	(41.2)	(290.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.8	(3.8)	1.8

Net change in cash and cash equivalents	57.9	(11.4)	(23.4)	(17.9)
Cash and cash equivalents, beginning of period, including cash of discontinued operations of $11.6 in 2010	96.4	107.8	131.2	149.1

Cash and cash equivalents, end of period	$154.3	$96.4	$107.8	$131.2

Noncash investing activities:
Nonmonetary exchange of property and equipment	$—	$—	$—	$4.4
Note payable for acquisition of noncontrolling interests	—	—	1.8	—
Property and equipment acquired through capital lease obligations	—	—	0.3	—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$112.5	$12.7	$122.8	$80.9
Income taxes, net of refunds	14.9	5.6	10.1	33.5

See accompanying combined notes to consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in millions)

	Common Stock		Paid-In	Treasury	Retained Earnings (Accumulated	Accumulated Other Comp Income	Non- controlling		Redeemable Non- controlling Interests (Temporary
	Shares	Amount	Capital	Stock	Deficit)	(Loss)	Interests	Total	Equity)
Predecessor balance, December 31, 2009	77.7	$1.3	$862.6	$(1,325.5)	$700.6	$1.8	$8.6	$249.4	$—
Net income	—	—	—	—	36.6	—	8.3	44.9	—
Other comprehensive income/(loss)	—	—	—	—	—	7.5	0.8	8.3	—
Shares issued under stock-based compensation plans	0.6	—	28.7	—	—	—	—	28.7	—
Tax benefits from stock-based compensation plans	—	—	0.1	—	—	—	—	0.1	—
Acquisition of Chile subsidiary	—	—	—	—	—	—	6.5	6.5	—
Purchase of noncontrolling interests	—	—	(0.4)	—	—	—	(0.1)	(0.5)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8.6)	(8.6)	—
Stockholder contribution	—	—	2.5	—	—	—	—	2.5	—
Treasury stock purchased	(0.3)	—	—	(5.4)	—	—	—	(5.4)	—
Retirement of treasury stock	—	—	—	1,330.9	(1,330.9)	—	—	—	—
Effects of merger transaction	(48.2)	(1.0)	—	—	(1,186.9)	—	—	(1,187.9)	—

Predecessor Balance, December 31, 2010	29.8	$0.3	$893.5	$—	$(1,780.6)	$9.3	$15.5	$(862.0)	$—
Net income	—	—	—	—	40.8	—	8.0	48.8	—
Other comprehensive income/(loss)	—	—	—	—	—	(12.9)	(1.6)	(14.5)	—
Stock-based compensation	—	—	4.6	—	—	—	—	4.6	—
Issuance of stock	—	—	1.3	—	—	—	—	1.3	—
Purchase of noncontrolling interests	—	—	(5.6)	—	—	—	(0.3)	(5.9)	—
Exercise of stock options	—	—	0.1	—	—	—	—	0.1	—
Acquisition of Brazil subsidiary	—	—	—	—	—	—	10.8	10.8	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8.5)	(8.5)	—
Stockholder contribution	—	—	—	—	—	—	0.3	0.3	—
Treasury stock purchased	—	—	—	(0.2)	—	—	—	(0.2)	—
Effects of merger transaction	—	—	—	—	0.8	—	—	0.8	—

Predecessor Balance, December 31, 2011	29.8	$0.3	$893.9	$(0.2)	$(1,739.0)	$(3.6)	$24.2	$(824.4)	$—
Net income (loss)	—	—	—	—	(54.9)	—	2.5	(52.4)	—
Other comprehensive income	—	—	—	—	—	2.2	0.3	2.5	—
Stock-based compensation	—	—	2.0	—	—	—	—	2.0	—
Exercise of stock options	—	—	0.1	—	—	—	—	0.1	—
Impact of share-based awards modification	—	—	(3.3)	—	—	—	—	(3.3)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	—
Treasury stock purchased	—	—	—	(1.3)	—	—	—	(1.3)	—
Effects of merger transaction	—	—	—	—	(0.4)	—	—	(0.4)	—

Predecessor balance, April 30, 2012	29.8	$0.3	$892.7	$(1.5)	$(1,794.3)	$(1.4)	$26.6	$(877.6)	$—
Purchase accounting adjustments related to acquisition of TransUnion Corp.	(29.8)	(0.3)	711.3	1.5	1,794.3	1.4	87.0	2,595.2	(0.3)
Net income	—	—	—	—	43.0	—	4.9	47.9	—
Other comprehensive income (loss)	—	—	—	—	—	(24.4)	(2.0)	(26.4)	—
Reclassification of redeemable non-controlling interests	—	—	—	—	—	—	(17.9)	(17.9)	17.9
Acquisition of Africa subsidiary	—	—	—	—	—	—	1.9	1.9	—
Additional acquisition price for Brazil subsidiary	—	—	—	—	—	—	—	—	0.4
Dividends to TransUnion Holding	—	—	—	—	(27.9)	—	—	(27.9)	—
Purchase of noncontrolling interests	—	—	0.1	—	—	—	—	0.1	(3.3)
Stockholder contribution	—	—	80.8	—	—	—	—	80.8	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.2)	(7.2)	—
Stock-based compensation	—	—	2.3	—	—	—	—	2.3	—

Successor balance, December 31, 2012	—	$—	$1,687.2	$—	$15.1	$(24.4)	$93.3	$1,771.2	$14.7

See accompanying combined notes to consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

TRANSUNION CORP. AND SUBSIDIARIES

Combined Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

1. Significant Accounting and Reporting Policies

Description of Business

TransUnion develops, maintains and enhances a number of secured proprietary information databases to support its operations. These databases contain payment history, accounts receivable information, and other information such as bankruptcies, liens and judgments for consumers and businesses. We maintain reference databases of current consumer names, addresses and telephone numbers which are used for identity verification and fraud management solutions. We obtain this information from a variety of sources, including credit-granting institutions and public records. We build and maintain these databases using our proprietary information management systems, and make the data available to our customers through a variety of services. These services are offered to customers in a number of industries including financial services, insurance, collections and healthcare. We have operations in the United States, Africa, Canada and other international locations.

Basis of Presentation

Substantially all of TransUnion Corp.’s net assets are owned by TransUnion Holding Company, Inc. (“TransUnion Holding”) and substantially all of TransUnion Holding’s operations are conducted by TransUnion Corp. All of the significant accounting and reporting policies pertain to both TransUnion Holding and TransUnion Corp.

This Annual Report on Form 10-K is a combined report being filed separately by TransUnion Holding and TransUnion Corp., a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refers to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp., or to TransUnion Corp. and its subsidiaries for periods prior to the forming of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp. are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Where the information provided is substantially the same for each company, such information has been combined in this Annual Report on Form 10-K. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part II, Item 8, “Financial Statements and Supplementary Data.”

2012 Change in Control Transaction

TransUnion Holding was formed by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs & Co. (“GSC”) on February 15, 2012 as a vehicle to acquire 100% of the outstanding common stock of TransUnion Corp. On April 30, 2012, pursuant to an Agreement and Plan of Merger, TransUnion Holding acquired TransUnion Corp. As a result, TransUnion Corp. became a wholly-owned subsidiary of TransUnion Holding. To partially fund the acquisition, TransUnion Holding issued $600.0 million aggregate principal amount of 9.625%/10.375% senior PIK toggle notes due 2018 (9.625% notes). We also increased the revolving commitment amount under our senior secured revolving credit facility by $10.0 million, from $200.0 million to $210.0 million, and extended the maturity date of $155.0 million of the revolving commitment to February 10, 2017. We refer to these transactions collectively as the 2012 Change in Control Transaction.

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value on the acquirer’s books to reflect the purchase price. Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” the fair value adjustments of the assets acquired and liabilities assumed have also been pushed-down to TransUnion Corp.’s books.

TransUnion Corp. continues to operate as the same legal entity subsequent to the 2012 Change in Control Transaction. On TransUnion Corp.’s financial statements, periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp. prior to the 2012 Change in Control Transaction (referred to herein as the “Predecessor”) and periods after April 30, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp. after the 2012 Change in Control Transaction (referred to herein as the “Successor”). In these combined Notes, amounts as of December 31, 2011, and for the periods ended April 30, 2012, and earlier, reflect the activity of the Predecessor. Periods after the 2012 Change in Control Transaction are not comparable to prior periods primarily due to the significant additional stock-based compensation and transactions costs incurred by TransUnion Corp. Predecessor and the additional amortization of intangibles in subsequent periods resulting from the fair value adjustments of the assets acquired and liabilities assumed and additional interest expense on the 9.625% notes incurred by TransUnion Corp. Successor.

The accompanying consolidated financial statements of TransUnion Holding Company and Subsidiaries and of TransUnion Corp. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods presented. All significant intercompany transactions and balances have been eliminated.

Subsequent Events

Events and transactions occurring through the date of issuance of the financial statements included in this annual report on Form 10-K have been evaluated by management, and when appropriate, recognized or disclosed in the financial statements.

Principles of Consolidation

The consolidated financial statements of TransUnion Holding include the accounts of TransUnion Holding and its 100% owned subsidiary, TransUnion Corp. The consolidated financial statements of TransUnion Corp. include the accounts of TransUnion Corp. and all of its majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which the Company has at least a 20% ownership interest, or where it is able to exercise significant influence, are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which the Company has less than a 20% ownership interest, or where it is not able to exercise significant influence, are accounted for using the cost method and periodically reviewed for impairment.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in accordance with GAAP requires management to make estimates and judgments that affect the amounts reported. We believe that the estimates used in preparation of the accompanying consolidated financial statements are reasonable, based upon information available to management at this time. These estimates and judgments affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the balance sheet date, as well as the amounts of revenue and expense during the reporting period. Estimates are inherently uncertain and actual results could differ materially from the estimated amounts.

Reclassifications

We have reclassified the December 31, 2011, carrying value of internal use software, $93.4 million net of accumulated amortization, from property, plant and equipment to other intangibles to conform to the current period presentation.

Segments

We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”); International; and Interactive. We also report expenses for Corporate, which provides support services to each operating segment. Details of our segment results are discussed in Note 19, “Operating Segments.”

Revenue Recognition and Deferred Revenue

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the pricing is fixed or determinable and the collectability is reasonably assured. For multiple element arrangements, we separate deliverables into units of accounting and recognize revenue for each unit of accounting based on evidence of each unit’s relative selling price to the total arrangement consideration, assuming all other revenue recognition criteria have been met.

A significant portion of our revenue is derived from providing information services to our customers. This revenue is recognized when services are provided, assuming all criteria for revenue recognition are met. A smaller portion of our revenue relates to subscription-based contracts where a customer pays a predetermined fee for a predetermined, or unlimited, number of transactions or services during the subscription period. Revenue related to subscription-based contracts having a preset number of transactions is recognized as the services are provided, using an effective transaction rate as the actual transactions are completed. Any remaining revenue related to unfulfilled units is not recognized until the end of the related contract’s subscription period. Revenue related to subscription-based contracts having an unlimited volume is recognized straight line over the contract term. We also earn revenue for the development of decisioning or statistical models, which is recognized upon installation and acceptance of the model by the customer.

Deferred revenue generally consists of amounts billed in excess of revenue recognized for the sale of data services, subscriptions and set up fees. Deferred revenue is included in other current liabilities.

Costs of Services

Costs of services include data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and occupancy costs associated with the facilities where these functions are performed. Cost of services included research and development costs of TransUnion Corp. Successor of $7.6 million for the eight months ended December 31, 2012. Cost of services included research and development costs for TransUnion Corp. Predecessor of $3.7 million, $7.8 million and $6.9 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions. Advertising costs are expensed as incurred. Advertising costs of TransUnion Corp. Successor were $19.2 million for the eight months ended December 31, 2012. Advertising costs of TransUnion Corp. Predecessor were $15.5 million, $32.8 million and $31.4 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation

Compensation expense for all stock-based compensation awards is determined using the grant date fair value and includes an estimate for expected forfeitures. Expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period. The details of our stock-based compensation program are discussed in Note 15, “Stock-Based Compensation.”

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the change. We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 14, “Income Taxes,” for additional information.

Foreign Currency Translation

The functional currency for each of our foreign subsidiaries is generally that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end exchange rate, and translate revenues and expenses at the monthly average rates during the year. We record the resulting translation adjustment as a component of other comprehensive income in stockholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Exchange rate gains of TransUnion Corp. Successor for the eight months ended December 31, 2012, were less than $0.1 million. Exchange rate gains of TransUnion Corp. Predecessor for the fourth months ended April 30, 2012, were $0.2 million. Exchange rate losses of TransUnion Corp. Predecessor for the years ended December 31, 2011 and 2010, were $2.8 million and $0.2 million, respectively.

Cash and Cash Equivalents

We consider investments in highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on our historical write-off experience, analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in adverse financial condition or for existing contractual disputes. Adjustments to the allowance are recorded as a bad debt expense in selling, general and administrative expenses. Trade receivables are written off against the allowance when they are determined to be no longer collectible. We reassess the adequacy of the allowance for doubtful accounts each reporting period.

Long-Lived Assets

Property, Plant, Equipment and Intangibles

Property, plant and equipment is stated at cost for periods prior to the 2012 Change in Control Transaction. On the date of the transaction, all property, plant and equipment was adjusted to fair value. Property, plant and equipment is depreciated primarily using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are generally depreciated over twenty years. Computer equipment and purchased software are depreciated over three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Other assets are depreciated over five to seven years. Intangibles, other than indefinite-lived intangibles, are amortized using the straight-line method over their economic life, generally three to forty years. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. See Note 2, “Change in Control Transactions,” Note 5, “Property, Plant and Equipment,” and Note 7, “Purchased Intangible Assets,” for additional information about these assets.

Internal Use Software

We monitor the activities of each of our internal use software and system development projects and analyze the associated costs, making an appropriate distinction between costs to be expensed and costs to be capitalized. Costs incurred during the preliminary project stage are expensed as incurred. Many of the costs incurred during the application development stage are capitalized, including costs of software design and configuration, development of interfaces, coding, testing and installation of the software. Once the software is ready for its intended use, it is amortized on a straight-line basis over its useful life, generally three to seven years.

Impairment of Long-Lived Assets

We review long-lived assets that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2011, we recorded a $2.0 million impairment of software due to a regulatory change that requires a software platform change in our USIS segment. No significant impairment charges were recorded during 2012 or 2010.

Marketable Securities

We classify our investments in debt and equity securities in accordance with our intent and ability to hold the investments. Held-to-maturity securities are carried at amortized cost, which approximates fair value, and are classified as either short-term or long-term investments based on the contractual maturity date. Earnings from these securities are reported as a component of interest income. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income. Trading securities are carried at fair market value, with unrealized gains and losses included in income. We follow the fair value guidance issued by the FASB to measure the fair value of our financial assets as further described below. Details of our marketable securities are included in Note 4, “Marketable Securities.”

We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income.

Goodwill and Other Indefinite-Lived Intangibles

Goodwill and other indefinite-lived intangible assets are allocated to various reporting units, which are an operating segment or one level below an operating segment. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the fourth quarter, or on an interim basis if an indicator of impairment is present. For goodwill, we compare the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. For other indefinite-lived intangibles, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded. We use discounted cash flow techniques to determine the fair value of our reporting units and other indefinite-lived intangibles. See Note 6, “Goodwill,” and Note 7, “Purchased Intangible Assets,” for additional information about these assets.

Benefit Plans

We maintain a 401(k) defined contribution profit sharing plan for eligible employees. We provide a partial matching contribution and a discretionary contribution based on a fixed percentage of a participant’s eligible compensation. TransUnion Corp. Successor expense related to this plan was $6.9 million for the eight months ended December 31, 2012. TransUnion Corp. Predecessor expense related to this plan was $4.8 million, $10.1 million and $10.5 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively. We also maintain a nonqualified deferred compensation plan for certain key employees. The deferred compensation plan contains both employee deferred compensation and company contributions. These investments are held in the TransUnion Rabbi Trust, and are included in other marketable securities and other assets on the balance sheet. The assets held in the Rabbi Trust are for the benefit of the participants in the deferred compensation plan, but are available to our general creditors in the case of our insolvency. The liability for amounts due to these participants is included in other current liabilities and other liabilities on the balance sheet.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires companies to present items of net income, other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, ASU 2011-05 was modified by the issuance of ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update deferred certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income on the face of the financial statements. The changes in these updates are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. TransUnion Holding adopted these standards upon inception and TransUnion Corp. adopted these standards on January 1, 2012, and now present comprehensive income in a separate statement following the statement of income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other—Testing Goodwill for Impairment. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. Under the new requirements, the Company will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. TransUnion Holding adopted this standard upon inception and TransUnion Corp. adopted this standard on January 1, 2012. The adoption of this standard did not have a material effect on our consolidated financial statements.

Recent Accounting Pronouncement Not Yet Adopted

There are no recent accounting pronouncements that have not yet been adopted.

2. Change in Control Transactions

2012 Change in Control Transaction

On April 30, 2012, pursuant to the Merger Agreement, TransUnion Corp. was acquired by affiliates of Advent and GSC (the “Sponsors”), for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt. As a result, TransUnion Corp. became a wholly-owned subsidiary of TransUnion Holding. In connection with the acquisition, all existing stockholders of TransUnion Corp. received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. To partially fund the acquisition, TransUnion Holding issued $600 million aggregate principal amount of the 9.625% notes. TransUnion Holding is owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSC and 1% by members of management.

Purchase Price Allocation

The allocation of the purchase price to the identifiable assets acquired and liabilities assumed is preliminary pending the push down of final adjustment to our international reporting units, which we expect to complete by March 31, 2013. The preliminary fair value of the assets acquired and the liabilities assumed as of April 30, 2012, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$162.4
Property and equipment	112.9
Identifiable intangible assets	1,986.4
Goodwill(1)	1,801.5
All other assets	302.3

Total assets acquired	$4,365.5
Existing debt (including fair value adjustment)	(1,710.8)
All other liabilities	(948.7)
Noncontrolling interests	(113.3)

Net assets of acquired company	$1,592.7

(1)	For tax purposes, $128.8 million of goodwill is tax deductible.

The excess of the purchase price over the preliminary fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price of TransUnion Corp. exceeded the preliminary fair value of the net assets acquired primarily due to growth opportunities and operational efficiencies.

Identifiable Intangible Assets

The preliminary fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Database and credit files	$765.0	15 years
Technology and software	364.6	7 years
Trade names and trademarks	546.1	40 years
Customer relationships	308.0	20 years
Other	2.7	5 years

Total identifiable intangible assets	$1,986.4

The weighted-average useful life of identifiable intangible assets is approximately 21.2 years.

Acquisition Costs

The Company incurred $36.5 million of acquisition-related costs, including investment banker fees, legal fees, due diligence and other external costs recorded in other income and expense. Of this total, $15.2 million was incurred by TransUnion Holding, $0.4 million was incurred by TransUnion Corp. after the acquisition, and $20.9 million was incurred by TransUnion Corp. prior to the acquisition. TransUnion Corp. also incurred $2.7 million of loan fees for a bridge loan prior to the date of acquisition. None of the costs incurred by TransUnion Corp. prior to the acquisition are reflected in TransUnion Holding’s consolidated results of operations.

2010 Change in Control Transaction

On June 15, 2010, MDCPVI TU Holdings, LLC (“MDP Affiliate”), an entity beneficially owned by affiliates of Madison Dearborn Partners, LLC, acquired 51.0% of the outstanding common stock of TransUnion Corp., with the remaining common stock retained by existing stockholders, including 48.15% by Pritzker family business interests and 0.85% by certain members of senior management. The transaction included a merger of TransUnion Merger Corp. (“MergerCo”) with and into TransUnion Corp., with TransUnion Corp. continuing as the surviving corporation. In connection with the transaction, the Company incurred $1,626.7 million of debt, consisting of a seven-year $950.0 million senior secured term loan, $15.0 million of a five-year $200.0 million senior secured revolving line of credit, $645.0 million of senior notes (“11.625% notes), and a $16.7 million non-interest bearing loan from an entity owned by Pritzker family business interests. The proceeds of these financing transactions were used to finance a portion of the merger consideration and to repay $487.5 million of existing bank debt. See Note 13, “Debt,” for additional information regarding these transactions.

The 2010 Change in Control Transaction was accounted for as a recapitalization of TransUnion Corp. in accordance with ASC 805, Business Combinations, with the necessary adjustments reflected in the equity section and the retention of the historical book values of assets and liabilities on the balance sheet as of June 15, 2010.

All 2010 Change in Control Transaction fees were expensed as incurred and were included in other expense in accordance with ASC 805. Debt financing fees were allocated to the various loans, to be amortized to interest expense over the life of the corresponding loans. On February 10, 2011, the Company amended and restated its senior secured credit facility and wrote off the associated remaining unamortized deferred financing fees. See Note 13, “Debt,” for additional information regarding the refinancing. In connection with the 2012 Change in Control Transaction purchase accounting fair value adjustments, the deferred financing fees associated with the 11.625% notes were reduced to zero. All unvested restricted stock previously issued to employees under our then existing equity award program immediately vested upon the consummation of the 2010 Change in Control Transaction. As a result, the Company recognized $20.7 million of additional stock-based compensation, with a related income tax benefit of approximately $7.5 million.

3. Other Current Assets

TransUnion Holding

Other current assets of TransUnion Holding consisted of the following:

(in millions)	TransUnion Holding December 31, 2012
Deferred income tax assets	$36.3
Prepaid expenses	33.8
Income taxes receivable	4.7
Deferred financing fees	5.7
Other	2.2

Total other current assets	$82.7

Deferred income tax assets consisted primarily of a tax loss carryforward resulting from the costs incurred in connection with the 2012 Change in Control Transaction. Prepaid expenses consisted primarily of prepaid maintenance and licenses for our data center equipment and prepaid insurance.

TransUnion Corp.

Other current assets of TransUnion Corp. consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Prepaid expenses	$33.8	$37.1
Deferred financing fees	—	3.8
Deferred income tax assets	18.9	8.7
Income taxes receivable	3.8	1.9
Other	2.2	3.9

Total other current assets	$58.7	$55.4

Deferred financing fees decreased $3.8 million from December 31, 2011, primarily due to the purchase accounting fair value adjustment. Deferred income tax assets increased $10.2 million from December 31, 2011, due to the increase in the tax loss carryforward resulting from the costs incurred in connection with the 2012 Change in Control Transaction.

4. Marketable Securities

Marketable securities at December 31, 2012 and 2011, consisted of trading securities of $11.4 million and $10.3 million, respectively. Trading securities are carried at fair market value with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented.

We review the carrying value of investments to determine whether there is an other-than-temporary decline in the market value, which would require us to recognize an impairment loss. There were no other-than-temporary impairments of marketable securities in 2012 or 2011.

5. Property, Plant and Equipment

As a result of the 2012 Change in Control Transaction, a purchase accounting fair value increase adjustment of $21.3 million was recorded and allocated primarily to our corporate headquarters building and related building improvements as the other assets carrying values approximated their fair values. Accumulated depreciation for all assets was reduced to zero on April 30, 2012, as a result of purchase accounting adjustments. See Note 2, “Change in Control Transactions.”

Property, plant and equipment consisted of the following:

(in millions)	TransUnion Holding and TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Purchased software	$26.2	$144.5
Computer equipment and furniture	75.5	242.5
Building and building improvements	42.7	61.1
Land	3.2	3.2

Total cost of property, plant and equipment	147.6	451.3
Less: accumulated depreciation	(26.4)	(342.3)

Total property, plant and equipment, net of accumulated depreciation	$121.2	$109.0

For TransUnion Holding, depreciation expense from inception through December 31, 2012, including amortization of assets recorded under capital leases, was $26.7 million. For TransUnion Corp. Successor, depreciation expense for the eight months ended December 31, 2012 was $26.7 million. For TransUnion Corp. Predecessor, depreciation expense for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010 was $12.4 million, $39.3 million and $39.6 million, respectively.

6. Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis, in the fourth quarter, or on an interim basis if changes in circumstances could reduce the fair value of a reporting unit below its carrying value. Our reporting units are consistent with our operating segments for the U.S. Information Services and Interactive segment. The reporting units for our International segment are the geographic regions of Africa, Canada, Latin America and Asia.

Our impairment tests are performed using a discounted cash flow analysis that requires certain assumptions and estimates regarding economic factors and future profitability. Goodwill impairment tests performed during 2012, 2011, and 2010 resulted in no impairment, except for amounts recorded in discontinued operations as discussed in Note 18, “Discontinued Operations.” At December 31, 2012, there was no accumulated goodwill impairment loss.

As a result of the 2012 Change in Control Transaction, the excess of the purchase price over the preliminary fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See Note 2, “2012 Change in Control Transactions.”

Goodwill allocated to our segments as of December 31, 2012, April 30, 2012, and December 31, 2011 and 2010, and changes in the carrying amount of goodwill during the twenty-four months ended December 31, 2012 consisted of the following:

(in millions)	USIS	International	Interactive	Total
TransUnion Corp. Predecessor balance, December 31, 2010	$119.5	$58.3	$45.9	$223.7
Acquisitions	28.0	32.6	—	60.6
Foreign exchange rate adjustment	—	(9.1)	—	(9.1)

TransUnion Corp. Predecessor balance, December 31, 2011	$147.5	$81.8	$45.9	$275.2
Acquisitions	—	0.8	—	0.8
Tax deductible goodwill adjustment	—	(10.3)	—	(10.3)
Foreign exchange rate adjustment	—	1.8	—	1.8

TransUnion Corp. Predecessor balance, April 30, 2012	$147.5	$74.1	$45.9	$267.5
Purchase accounting adjustments related to acquisition of TransUnion Corp.	987.8	455.3	90.9	1,534.0
Acquisitions	—	9.9	—	9.9
Tax deductible goodwill adjustment	—	6.7	—	6.7
Additional purchase price related to acquisition of Brazil subsidiary	—	1.8	—	1.8
Goodwill related to disposed equity method investment	—	(0.2)	—	(0.2)
Foreign exchange rate adjustment	—	(15.5)	—	(15.5)

TransUnion Holding and TransUnion Corp. Successor balance, December 31, 2012	$1,135.3	$532.1	$136.8	$1,804.2

See Note 2, “Change in Control Transactions,” and Note 17, “Business Acquisitions,” for information on our business acquisitions.

7. Purchased Intangible Assets

Purchased intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives.

As a result of the 2012 Change in Control Transaction, the following purchase accounting fair value increase adjustments were made to intangible assets: database and credit files, $705.1 million; internally developed software, $261.2 million; customer relationships, $256.1 million; and trademarks, copyrights and patents, $537.0 million. Noncompete agreements were reduced by $3.3 million as a result of purchase accounting fair value adjustments. All accumulated amortization was reduced to zero on April 30, 2012, as a result of purchase accounting adjustments. See Note 2, “Change in Control Transactions.”

Intangible assets consisted of the following:

	TransUnion Holding and TransUnion Corp. Successor December 31, 2012			TransUnion Corp. Predecessor December 31, 2011
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Database and credit files	$763.6	$(33.9)	$729.7	$272.4	$(205.3)	$67.1
Internally developed software	380.3	(34.8)	345.5	241.8	(148.4)	93.4
Customer relationships	306.7	(10.3)	296.4	60.0	(13.8)	46.2
Trademarks, copyrights and patents	545.5	(7.4)	538.1	24.4	(6.5)	17.9
Noncompete and other agreements	2.1	(0.2)	1.9	6.8	(0.6)	6.2

Total intangible assets	$1,998.2	$(86.6)	$1,911.6	$605.4	$(374.6)	$230.8

All amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Database and credit files are amortized over a fifteen-year period. Internally developed software is amortized over a three- to seven-year period. Customer relationships are amortized over a twenty-year period. Trademarks are generally amortized over a forty-year period. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated economic life.

For TransUnion Holding, amortization expense related to intangible assets from inception through December 31, 2012 was $88.3 million. For TransUnion Corp. Successor, amortization expense related to intangible assets for the eight months ended December 31, 2012 was $88.3 million. For TransUnion Corp. Predecessor, amortization expense for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010 was $16.8 million, $46.0 million and $42.0 million, respectively.

Estimated future amortization expense related to purchased intangible assets at December 31, 2012, is as follows:

(in millions)	Annual Amortization Expense
2013	$135.1
2014	136.4
2015	135.2
2016	134.6
2017	132.9
Thereafter	1,237.4

Total future amortization expense	$1,911.6

8. Other Assets

TransUnion Holding

Other assets of TransUnion Holding consisted of the following:

(in millions)	TransUnion Holding December 31, 2012
Investments in affiliated companies	$88.6
Deferred financing fees	34.0
Deposits	6.3
Other	0.9

Total other assets	$129.8

Investments in affiliated companies consist of our investments in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services. Deferred financing fees consisted of financing fees paid in connection with the issuance of our 9.625% and 8.125% notes. See Note 13, “Debt,” for additional information on those notes.

TransUnion Corp.

Other assets of TransUnion Corp. consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Investments in affiliated companies	$88.6	$42.7
Deferred financing fees	—	23.7
Deposits	6.3	10.7
Other	0.8	0.7

Total other assets	$95.7	$77.8

Investments in affiliated companies increased $45.9 million from December 31, 2011, primarily due to the purchase accounting fair value adjustment to the carrying values of certain investments, primarily our investments in the credit bureaus in Mexico and India. Deferred financing fees decreased $23.7 million from December 31, 2011, primarily due the purchase accounting fair value adjustment.

9. Investments in Affiliated Companies

Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services. All of the investments in affiliated companies are owned by TransUnion Corp. TransUnion Holding has no equity method investments other than the equity method investments owned by TransUnion Corp.

We use the equity method to account for investments in affiliates where we have at least a 20% ownership interest or where we are able to exercise significant influence. For these investments, we adjust the carrying value for our proportionate share of the affiliates’ earnings, losses and distributions, as well as for purchases and sales of our ownership interest.

We use the cost method to account for all other nonmarketable investments. For these investments, we adjust the carrying value for purchases and sales of our ownership interests and for distributions received from the affiliates.

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment in value has occurred. There were no impairments of investments in affiliated companies taken in 2012, 2011 or 2010.

Investments in affiliated companies consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Trans Union de Mexico, S.A. (25.69% ownership interest)	$49.4	$8.5
Credit Information Bureau (India) Ltd. (27.5% ownership interest)	26.6	19.5
All other equity method investments	4.7	6.8

Total equity method investments	$80.7	$34.8
Total cost method investments	7.9	7.9

Total investments in affiliated companies	$88.6	$42.7

These balances are included in other assets on the balance sheet. Included in the increase in equity method investments was a purchase accounting fair value adjustment to the carrying values of certain investments, primarily our investments in the credit bureaus in Mexico and India.

For TransUnion Holding inception through December 31, 2012, and TransUnion Corp. Successor eight months ended December 31, 2012, our share of the earnings in our equity method investments was $8.0 million, including $4.4 million and $1.4 million from investments in the credit bureaus in Mexico and India, respectively. For TransUnion Corp. Predecessor, our share in the earnings of our equity method investees was $4.1 million for the four months ended April 30, 2012, including $2.3 million and $0.6 million from our investments in the credit bureaus in Mexico and India, respectively. For TransUnion Corp. Predecessor, our share in the earnings of our equity method investees was $11.4 million and $8.4 million for the ended December 31, 2011 and 2010, respectively. Earnings from equity method investees have been included in other income. Dividends received from equity method investments for TransUnion Corp. Successor were $9.3 million for the eight months ended December 31, 2012. Dividends received from equity method investments for TransUnion Corp. Predecessor were $0.4 million $8.0 million and $4.9 million for the four months ended April 30, 2012 and the years ended December 31, 2011 and 2010, respectively. Dividends received from cost method investments for TransUnion Corp. Successor were $0.6 for the eight months ended December 31, 2012. TransUnion Corp. Predecessor did not receive any dividends from cost method investments for the four months ended April 30, 2012. Dividends received from cost method investments for TransUnion Corp. Predecessor, were $0.6 million and $0.5 million in 2011 and 2010, respectively. These dividends have been included in other income.

10. Accounts Payable

TransUnion Holding

Accounts payable of TransUnion Holding was as follows:

(in millions)	TransUnion Holding December 31, 2012
Accounts payable	$78.4

TransUnion Corp.

Accounts payable of TransUnion Corp. was as follows:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Accounts payable	$77.5	$75.1

11. Other Current Liabilities

TransUnion Holding

Other current liabilities of TransUnion Holding consisted of the following:

(in millions)	TransUnion Holding December 31, 2012
Accrued payroll	$64.2
Accrued interest	25.8
Deferred revenue	12.5
Accrued employee benefits	10.6
Accrued liabilities	5.6
Other	10.6

Total other current liabilities	$129.3

Accrued payroll consisted of bonuses accrued throughout the year to be paid in the first quarter of 2013, and wages accruing since the last payroll date of 2012. Accrued interest consisted primarily of interest accrued on the TransUnion Holding PIK Toggle notes. The 9.625% notes have interest due each March and September and the 8.125% notes have interest due each June and December, with the first interest payment due June 2013.

TransUnion Corp.

Other current liabilities of TransUnion Corp. consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Accrued payroll	$64.2	$55.1
Accrued interest	3.7	5.0
Deferred revenue	12.5	13.0
Accrued liabilities	5.6	5.6
Accrued employee benefits	10.6	8.7
Other	10.4	12.8

Total other current liabilities	$107.0	$100.2

Accrued payroll increased $9.1 million primarily due to an increase in headcount, accrued bonus and accrued severance.

12. Other Liabilities

TransUnion Holding

Other liabilities of TransUnion Holding consisted of the following:

(in millions)	TransUnion Holding December 31, 2012
Deferred income taxes	$657.5
Retirement benefits	10.0
Unrecognized tax benefits	4.9
Other	7.0

Total other liabilities	$679.4

Deferred income taxes consist primarily of the liability resulting from purchase accounting fair value adjustments recorded for financial statement purposes but not for tax purposes due to the 2012 Change in Control Transaction, and taxes accrued under ASC 740-30 on unremitted foreign earnings as further discussed in Note 14, “Income Taxes.”

TransUnion Corp.

Other liabilities of TransUnion Corp. consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Deferred income taxes	$645.8	$39.9
Retirement benefits	10.0	9.6
Unrecognized tax benefits	4.8	3.2
Other	6.8	0.6

Total other liabilities	$667.4	$53.3

Deferred income taxes increased $605.9 million from December 31, 2011, primarily due to the tax effect of purchase accounting fair value adjustments recorded for financial statement purposes but not for tax purposes as a result of the 2012 Change in Control Transaction and taxes accrued under ASC 740-30 on unremitted foreign earnings as further discussed in Note 14, “Income Taxes.”

13. Debt

Debt outstanding consisted of the following:

(in millions)	TransUnion Holding December 31, 2012	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Senior secured term loan, payable in quarterly installments through February 10, 2018, including variable interest (5.50% at December 31, 2012) at LIBOR or alternate base rate, plus applicable margin	$923.4	$923.4	$942.9
Senior secured revolving line of credit, due on February 10, 2017, variable interest (5.11% weighted average at December 31, 2012) at LIBOR or alternate base rate, plus applicable margin	—	—	—
Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum, including unamortized fair value adjustment at December 31, 2012 of $113.4 (11.375% notes)	758.4	758.4	645.0
Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum (9.625% notes)	600.0	—	—
Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, including original issuance discount at December 31, 2012 of $2.0 (8.125% notes)	398.0	—	—
RFC loan due December 15, 2018, excluding imputed interest of 11.625%	—	—	10.3
Note payable for 2007 acquisition, payable in annual installments through 2012, excluding imputed interest of 4.69%	—	—	0.9
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	0.9	0.9	1.8
Capital lease obligations	0.2	0.2	0.3

Total debt	$2,680.9	$1,682.9	$1,601.2
Less short-term debt and current maturities	(10.6)	(10.6)	(21.8)

Total long-term debt	$2,670.3	$1,672.3	$1,579.4

Excluding additional principal payments due on the senior secured credit facility beginning in 2013 based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2012, was as follows:

(in millions)	TransUnion Holding	TransUnion Corp. Successor
2013	$10.6	$10.6
2014	9.5	9.5
2015	9.5	9.5
2016	9.5	9.5
2017	9.5	9.5
Thereafter	2,520.9	1,520.9
Unamortized premiums and discounts on notes	111.4	113.4

Total	$2,680.9	$1,682.9

Interest expense for the periods presented consisted of the following:

(in millions)	TransUnion Holding Inception Through December 31, 2012	Successor TransUnion Corp. Eight Months Ended December 31, 2012	Predecessor TransUnion Corp. Four Months Ended April 30, 2012	Predecessor TransUnion Corp. Twelve Months Ended December 31, 2011	Predecessor TransUnion Corp. Twelve Months Ended December 31, 2010
Senior secured term loan:
Cash and other interest	$35.0	$35.0	$15.1	$47.7	$35.6
Amortized interest	—	—	0.5	2.2	3.5

Total interest expense	$35.0	$35.0	$15.6	$49.9	$39.1
Senior secured revolving line of credit:
Cash and other interest	$—	$—	$—	$—	$0.1
Amortized interest	—	—	—	—	—

Total interest expense	$—	$—	$—	$—	$0.1
11.375% notes:
Cash and other interest	$48.9	$48.9	$24.5	$73.4	$39.8
Amortized interest	—	—	0.6	1.7	0.8
Amortized purchase accounting fair value adjustment premium	(10.8)	(10.8)	—	—	—

Total interest expense	$38.1	$38.1	$25.1	$75.1	$40.6
9.625% notes:
Cash and other interest	$44.8	$—	$—	$—	$—
Amortized interest	1.9	—	—	—	—

Total interest expense	$46.7	$—	$—	$—	$—
8.125% notes:
Cash and other interest	$5.3	$—	$—	$—	$—
Amortized interest	0.2	—	—	—	—

Total interest expense	$5.5	$—	$—	$—	$—
Other Debt:
Cash and other interest	$(0.3)	$(0.3)	$(0.2)	$1.4	$9.1
Amortized interest	—	—	—	—	1.2

Total interest expense	$(0.3)	$(0.3)	$(0.2)	$1.4	$10.3
Total cash and other interest	$133.7	$83.6	$39.4	$122.5	$84.6
Total amortized interest	2.1	—	1.1	3.9	5.5
Total amortized discount / premium	(10.8)	(10.8)	—	—	—

Total interest	$125.0	$72.8	$40.5	$126.4	$90.1

Loan fees, included in other income and expense, for the periods presented consisted the following:

(in millions)	TransUnion Holding Inception Through December 31, 2012	Successor TransUnion Corp. Eight Months Ended December 31, 2012	Predecessor TransUnion Corp. Four Months Ended April 30, 2012	Predecessor TransUnion Corp. Twelve Months Ended December 31, 2011	Predecessor TransUnion Corp. Twelve Months Ended December 31, 2010
Senior secured term loan:
Loss on early extinguishment of debt	$—	$—	$—	$59.3	$—
Senior secured revolving line of credit:
Unused revolving line of credit fees	$0.7	$0.7	$0.3	$1.0	$0.5
Amortized deferred financing fees	—	—	0.1	0.3	1.0

Total	$0.7	$0.7	$0.4	$1.3	$1.5
9.625% notes:
Other loan fees	$1.0	$—	$—	$—	$—
Other debt:
Other loan fees	$0.2	$0.2	$2.7	$0.3	$19.5
Amortized deferred financing fees	—	—	—	—	0.6

Total	$0.2	$0.2	$2.7	$0.3	$20.1

Total loan fees	$1.9	$0.9	$3.1	$60.9	$21.6

TransUnion Holding

9.625% notes

In connection with the acquisition of TransUnion Corp., TransUnion Holding issued $600.0 million principal amount of 9.625%/10.375% senior unsecured PIK toggle notes (“9.625% notes”) to certain private investors on March 21, 2012. TransUnion Holding is required to pay interest on the 9.625% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.

In connection with the issuance of the 9.625% notes, we entered into a registration rights agreement that required us to exchange the 9.625% notes for an equal amount of notes registered with the SEC. We filed the Registration Statement on Form S-4 for the notes with the SEC on August 31, 2012, and the related prospectus on September 6, 2012. All of the notes were exchanged in the exchange offer. The registration of the notes did not change any of the terms of the notes, other than lifting transfer restrictions on the notes.

The indenture governing the 9.625% notes contains nonfinancial covenants that include restrictions on our ability to pay dividends or distributions, repurchase equity, prepay junior debt, make certain investments, incur additional debt, issue certain stock, incur liens on property, merge, consolidate or sell certain assets, enter into transactions with affiliates, and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company. We are in compliance with all covenants under the indenture.

8.125% notes

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% notes”) due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. TransUnion Holding is required to pay interest on the 8.125% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.

In connection with the issuance of the 8.125% notes, TransUnion Holding successfully completed a Consent Solicitation to amend the indenture governing its 9.625% notes. The amendment permitted the issuance of the additional $400 million indebtedness and allowed TransUnion Holding to make a dividend payment to its shareholders. The 8.125% notes contain a registration rights agreement that will require us to exchange the notes for an equal amount of notes registered with the SEC. The indenture governing these notes and the nonfinancial covenants are substantially similar to those governing the outstanding 9.625% notes. The proceeds were used to pay a $373.8 million dividend to our shareholders and to pay various costs associated with issuing the debt and obtaining consents from our existing debt holders. In addition, as part of the transaction, on November 1, 2012, TransUnion LLC prepaid $10.0 million of the senior secured term loan with cash on hand.

Transunion Corp.

Senior secured credit facility

In connection with the 2010 Change in Control Transaction discussed in Note 2, “Change in Control Transactions,” on June 15, 2010, the Company entered into a senior secured credit facility with various lenders. On February 10, 2011, the Company amended and restated its senior secured credit facility to borrow new funds under a new senior secured term loan and replace the senior secured revolving line of credit. In connection with the refinancing in February 2011, the Company borrowed an additional $4.8 million under the term loan. Effective upon the acquisition of TransUnion Corp. by TransUnion Holding as described in Note 2, “Change in Control Transactions,” the senior secured credit facility was further amended to increase the applicable margin on the term loan and revolving line of credit borrowings by 75 basis points and 50 basis points, respectively. In addition, the amendment increased the capacity and extended the term on a portion of the revolving line of credit. The senior secured credit facility was further amended on February 5, 2013. See Note 26, “Subsequent Event.”

This credit facility consists of a seven-year $950.0 million senior secured term loan and a $210.0 million senior secured revolving line of credit. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected. As of December 31, 2012, the term loan was subject to a floor of 1.50% plus an applicable margin of 4.00%. The revolving line of credit had three tranches subject to floors of 1.50% to 1.75%, plus applicable margins of 3.00% to 5.00%, depending on the tranche and our senior secured net leverage ratio. There is a 0.5% annual commitment fee payable quarterly based on the undrawn portion of the revolving line of credit. With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The credit facility restrictions and covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all of the loan covenants.

Under the term loan, the Company is required to make principal payments of 0.25% of the original principal balance at the end of each quarter, with the remaining principal balance due February 10, 2018. The Company will also be required to make additional principal payments beginning in 2013 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. During 2012, the company repaid $19.5 million on the term loan, including a $10.0 prepayment on November 1, 2012, upon issuance of the 8.125% notes. Under the revolving line of credit, the first $25.0 million commitment expires June 15, 2015, the next $30.0 million commitment expires February 10, 2016, and the remaining $155.0 million commitment expires on February 10, 2017. The Company did not repay or borrow any funds under its revolving line of credit during 2012.

On April 30, 2012, we entered into swap agreements that will effectively fix the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at December 31, 2012 was $500 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of December 31, 2012, was a liability of $5.8 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of December 31, 2012, of $3.7 million was included in accumulated other comprehensive income (loss). Through December 31, 2012, there were no gains or losses related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income (loss) on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instrument begin on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

11.375% notes

In connection with the 2010 Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million of senior notes to certain private investors. The senior notes mature on June 15, 2018, and accrue interest at a fixed rate of 11.375% per annum, payable semi-annually. Pursuant to a registration rights agreement, these senior notes have been registered with the SEC. The indenture governing the senior notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior notes covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all covenants under the indenture. As a result of the 2012 Change in Control Transaction, a purchase accounting fair value adjustment increase of $124.2 million was allocated to the senior notes.

RFC loan

In connection with the 2010 Change in Control Transaction, on June 15, 2010, the Company borrowed $16.7 million from an entity owned by Pritzker family business interests under the foreign cash loan (the “RFC loan”). The RFC loan was an unsecured, non-interest bearing note, discounted by $2.5 million for imputed interest. Interest expense was calculated under the effective interest method using an imputed interest rate of 11.625%. The Company repaid the remaining principal of the loan in connection with the 2012 Change in Control Transaction as discussed in Note 2, “Change in Control Transactions.” The Predecessor repaid $5.1 million of principal and imputed interest during 2011.

Note Payable for 2011 acquisition of noncontrolling interests

On April 15, 2011, we acquired the remaining 20% ownership interest in our South Africa subsidiary, TransUnion Analytic and Decision Services (Proprietary) Limited, from the noncontrolling shareholders. In connection with this acquisition, we issued a note to the sellers for $2.0 million. The note is an unsecured, non-interest bearing note, discounted by $0.2 million for imputed interest, due in annual installments of $1.0 million on April 15, 2012, and April 15, 2013. Interest expense is calculated under the effective interest method using an imputed interest rate of 10.0%.

TransUnion Holding and TransUnion Corp.

Fair Value of Fixed Rate Notes

The fair value of our fixed-rate debt is determined using Level 2 inputs, quoted market prices for publicly traded instruments. As of December 31, 2012, the fair value of our 9.625%, 8.125% and 11.375% notes were $639.8 million, $413.5 million and $753.0 million, respectively, compared to book value of $600.0 million, $398.0 million and $758.4 million, respectively.

14. Income Taxes

The provision (benefit) for income taxes on income (loss) from continuing operations consisted of the following:

	TransUnion Holding	TransUnion Corp.
(in millions)	Inception Through December 31, 2012	Successor Eight Months Ended December 31, 2012	Predecessor Four Months Ended April 30, 2012	Predecessor Twelve Months Ended December 31, 2011	Predecessor Twelve Months Ended December 31, 2010
Federal
Current	$0.1	$—	$1.0	$(3.0)	$9.7
Deferred	(3.0)	13.2	(16.1)	(1.3)	10.4
State
Current	(0.5)	0.4	0.1	1.6	(2.2)
Deferred	(0.3)	0.4	(1.5)	(1.4)	0.1
Foreign
Current	12.1	12.1	5.7	22.7	26.1
Deferred	(1.8)	(1.8)	(0.7)	(0.8)	2.2

Total provision (benefit) for income taxes	$6.6	$24.3	$(11.5)	$17.8	$46.3

The components of income (loss) from continuing operations before income taxes consisted of the following:

	TransUnion Holding	TransUnion Corp.
(in millions)	Inception Through December 31, 2012	Successor Eight Months Ended December 31, 2012	Predecessor Four Months Ended April 30, 2012	Predecessor Twelve Months Ended December 31, 2011	Predecessor Twelve Months Ended December 31, 2010
Domestic	$(33.3)	$36.2	$(79.5)	$0.2	$12.4
Foreign	36.0	36.0	15.6	66.9	70.6

Total income (loss) from continuing operations before income taxes	$2.7	$72.2	$(63.9)	$67.1	$83.0

The provision for income taxes on the loss of discontinued operations for the year ended December 31, 2011, was $0.1 million. The benefit for income taxes on the loss of discontinued operations for the year ended December 31, 2010, was $2.9 million.

The effective income tax rate reconciliation consisted of the following:

	TransUnion Holding		TransUnion Corp.
(in millions)	Inception Through December 31, 2012		Successor Eight Months Ended December 31, 2012		Predecessor Four Months Ended April 30, 2012
Income taxes at 35% statutory rate	$0.9	35.0%	$25.3	35.0%	$(22.4)	35.0%
Increase (decrease) resulting from:
State taxes net of federal income tax benefit	(0.9)	(35.0)%	0.7	1.0%	(1.4)	2.2%
Foreign rate differential	(4.0)	(148.1)%	(4.0)	(5.5)%	(1.2)	1.9%
Nondeductible change in control transaction expenses	1.8	66.7%	0.2	0.3%	2.7	(4.2)%
Application of ASC 740-30 to foreign earnings	4.3	159.2%	(1.9)	(2.7)%	8.1	(12.7)%
Impact of foreign dividends, including Subpart F, and foreign tax credits	5.0	185.2%	4.9	6.8%	2.0	(3.1)%
Other	(0.5)	(18.6)%	(0.9)	(1.2)%	0.7	(1.1)%

Total	$6.6	244.4%	$24.3	33.7%	$(11.5)	18.0%

	TransUnion Corp.
(in millions)	Predecessor Twelve Months Ended December 31, 2011		Predecessor Twelve Months Ended December 31, 2010
Income taxes at 35% statutory rate	$23.5	35.0%	$29.0	35.0%
Increase (decrease) resulting from:
State taxes net of federal income tax benefit	(0.4)	(0.6)%	(1.6)	(2.0)%
Foreign rate differential	(3.9)	(5.8)%	(0.2)	(0.2)%
Nondeductible change in control transaction expenses	(4.5)	(6.7)%	9.5	11.4%
Application of ASC 740-30 to foreign earnings	2.5	3.7%	1.6	1.9%
Impact of foreign dividends and foreign tax credits	2.0	3.0%	7.8	9.4%
Other	(1.4)	(2.1)%	0.2	0.3%

Total	$17.8	26.5%	$46.3	55.8%

Effective January 1, 2012, the look-through rule under subpart F of the U.S. Internal Revenue Code expired. The subpart F provisions require U.S. corporate shareholders to recognize current U.S. taxable income from passive income, such as dividends earned, at certain foreign subsidiaries regardless of whether that income is remitted to the U.S. The look-through rule had provided an exception to this recognition for subsidiary passive income attributable to an active business. Beginning in 2012, under ASC 740-30, we recorded tax expense for the income tax we would incur if our foreign earnings were distributed up our foreign chain of ownership, but not remitted to the U.S. In calculating the U.S. tax expense on unremitted foreign earnings, we offset the increase in tax with the benefit of related foreign tax credits. As part of the American Taxpayer Relief Act of 2012 enacted into law on January 2, 2013, the look-through rule was retroactively reinstated to January 1, 2012, and we expect to reverse the tax expense we recorded for Subpart F in 2012 during the first quarter of 2013.

The increase in tax deductible transaction costs and interest expense resulting from the 2012 Change in Control Transaction and the related increase in debt significantly reduced the amount of foreign tax credits available to offset our tax expense on both foreign dividends received and unremitted foreign earnings.

TransUnion Holding

The effective tax rate was 244.4% for the period of inception through December 31, 2012. This rate was higher than the 35% U.S. federal statutory rate primarily due to the lapse of the look-through rule and the reduction in available foreign tax credits, the unfavorable impact of ASC 740-30 and the tax non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the Company’s foreign earnings.

As a result of the 2012 Change in Control Transaction and increased debt service requirements resulting from the additional debt incurred by TransUnion Holding, we asserted under ASC 740-30 that all unremitted foreign earnings of TransUnion Corp. accumulated as of April 30, 2012, were not indefinitely reinvested outside the U.S. Accordingly, we recorded a deferred tax liability for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S.

TransUnion Corp.

As a result of the 2012 Change in Control Transaction, TransUnion Corp. has two taxable years in 2012, one for the Predecessor and one for the Successor. Effective April 30, 2012, TransUnion Corp. and its U.S. subsidiaries will join in the filing of a consolidated U.S. federal tax return with TransUnion Holding. The tax expense and deferred tax accounts of TransUnion Corp. Successor are calculated as if TransUnion Corp. files a separate U.S. tax return, which excludes the operations of TransUnion Holding.

The effective tax rate was 33.7% for the eight months ended December 31, 2012. This rate was lower than the U.S. federal statutory rate of 35% primarily due to the favorable tax rate differential on foreign earnings and the favorable impact on the ASC 740-30 deferred tax liability due to a reduction in the Dominican Republic withholding tax, partially offset by the lapse of the look-through rule and the reduction in available foreign tax credits.

For the four months ended April 30, 2012, we reported a loss from continuing operations before income taxes. The effective tax benefit rate for this period of 18.0% was lower than the U.S. federal statutory rate of 35% primarily due to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

For 2011, the effective tax rate of 26.5% was lower than the U.S. federal statutory rate of 35% primarily due to the additional tax-deductible transaction costs resulting from our analysis of the fees incurred in the 2010 Change in Control Transaction and lower tax rates in foreign countries, primarily Canada and Puerto Rico, partially offset by the impact of foreign dividends and foreign tax credits.

For 2010, the effective tax rate of 55.8% was higher than the U.S. federal statutory rate of 35% primarily due to the nondeductible expenses related to the 2010 Change in Control Transaction and the limitation on our foreign tax credit.

Components of net deferred income tax consisted of the following:

(in millions)	TransUnion Holding December 31, 2012	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Deferred income tax assets:
Deferred compensation	$4.4	$4.4	$3.9
Stock-based compensation	0.3	0.3	2.4
Employee benefits	6.3	6.3	5.7
Legal reserves and settlements	1.9	1.9	1.7
Hedge investments	2.2	2.2	—
Financing related costs	46.4	46.4	—
Loss and credit carryforwards	71.0	51.3	30.5
Other	6.3	2.8	2.8

Gross deferred income tax assets	$138.8	$115.6	$47.0
Valuation allowance	(27.2)	(27.2)	(16.9)

Total deferred income tax assets, net	$111.6	$88.4	$30.1

Deferred income tax liabilities:
Depreciation and amortization	$(662.1)	$(662.1)	$(52.4)
Investments in affiliated companies	(17.1)	(17.1)	—
Taxes on undistributed foreign earnings	(49.7)	(32.2)	(4.8)
Other	(3.9)	(3.9)	(4.1)

Total deferred income tax liability	$(732.8)	$(715.3)	$(61.3)

Net deferred income tax liability	$(621.2)	$(626.9)	$(31.2)

The temporary differences resulting from differing treatment of items for tax and accounting purposes result in deferred tax assets and liabilities. If deferred tax assets are not likely to be recovered in future years, a valuation allowance is recorded. During 2012, our valuation allowance increased $10.3 million. As of December 31, 2012 and 2011, a valuation allowance of $27.2 million and $16.9 million, respectively, was recorded against the deferred tax assets generated by capital loss, foreign loss and foreign tax credit carryforwards. Our capital loss carryforwards will expire over the next three years and our foreign loss and credit carryforwards will expire over the next ten years.

We have not provided for U.S. deferred income tax on $16.4 million of unremitted earnings from certain non-U.S. subsidiaries accumulated after April 30, 2012, since these earnings are intended to be permanently reinvested in operations outside of the United States. It is impractical at this time to determine the tax impact if these earnings were distributed.

The total amount of unrecognized tax benefits of TransUnion Holding as of December 31, 2012, was $4.9 million. The amount of unrecognized tax benefits of TransUnion Holding that would affect the effective tax rate, if recognized, was $4.9 million. The total amount of unrecognized tax benefits of TransUnion Corp. as of December 31, 2012 and 2011, was $4.8 million and $3.2 million, respectively. The amount of unrecognized tax benefits of TransUnion Corp. that would affect the effective tax rate, if recognized, was $4.8 million and $3.2 million as of December 31, 2012 and 2011, respectively.

Total amount of unrecognized tax benefits consisted of the following:

(in millions)	TransUnion Holding December 31, 2012	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
Balance as of beginning of period	$3.2	$3.2	$2.1
Additions for tax positions of prior years	0.2	0.2	0.4
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	1.7	1.6	2.2
Reductions relating to settlement and lapse of statute	(0.2)	(0.2)	(1.5)

Balance as of December 31	$4.9	$4.8	$3.2

Consistent with prior periods, we classify interest on unrecognized tax benefits as interest expense and tax penalties as other income or expense on the statement of income. We classify any interest or penalties related to unrecognized tax benefits as other liabilities on the balance sheet. Interest expense related to taxes was insignificant for the years ended December 31, 2012, and December 31, 2011. The accrued interest payable for taxes as of December 31, 2012 and 2011 was $0.5 million and $0.5 million, respectively. There was no significant expense recognized, or significant liability recorded, for tax penalties as of December 31, 2012 or 2011.

We are regularly audited by federal, state, local and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amount of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. As of December 31, 2012, tax years 2008 and forward remained open for examination in some state and foreign jurisdictions, and tax years 2009 and forward remained open for the U.S. federal audit.

15. Stock-Based Compensation

From the date of inception through December 31, 2012, TransUnion Holding recognized stock-based compensation of $3.0 million, with a related income tax benefit of approximately $1.1 million. For the eight months ended December 31, 2012, TransUnion Corp. Successor recognized $2.6 million of stock-based compensation, with a related income tax benefit of approximately $0.9 million. For the four months ended April 30, 2012, TransUnion Corp. Predecessor recognized $90.0 million of stock-based compensation, with a related income tax benefit of approximately $32.4 million. Stock-based compensation recognized by TransUnion Corp. Predecessor in 2011 and 2010 totaled $4.6 million and $31.8 million, respectively. The income tax benefit related to stock-based compensation was approximately $1.7 million and $11.5 million in 2011 and 2010, respectively.

In connection with the 2010 Change in Control Transaction described in Note 2, “Change in Control Transactions,” the Company adopted the TransUnion Corp. 2010 Management Equity Plan, as approved by the stockholders. In connection with the 2012 Change in Control Transaction, all outstanding awards under the 2010 Management Equity Plan immediately vested and TransUnion Corp. Predecessor recognized $88.0 million of additional stock-based compensation, approximately $56.3 million net of tax. Upon the 2012 Change in Control Transaction, the 2010 Management Equity Plan was cancelled and replaced with the TransUnion Holding Company, Inc. 2012 Management Equity Plan, under which stock-based awards may be issued to executive officers, employees and independent directors of the Company. A total of 8.3 million shares have been authorized for grant under the 2012 plan.

Stock Options

During the eight months ended December 31, 2012, the Company granted 6.6 million stock options with a ten-year term under the 2012 Management Equity Plan. Of the stock options granted, 40% vest based on the passage of time (service condition options), and 60% vest based on the passage of time and meeting certain market conditions (market condition options). Service condition options vest over a five-year service period, with 20% vesting on either the first anniversary of the 2012 Change in Control Transaction or one year after the grant date, and 5% vesting each quarter thereafter. Market condition options vest according to the scheduled vesting of service condition options, but are also contingent on meeting the market conditions.

The service condition options had a weighted-average grant date fair value of $4.97 per share, measured using the Black-Scholes valuation model with the following weighted-average assumptions: expected volatility of 59% based on comparable company volatility; expected life of 6.19 years using the simplified method described in SAB No. 110 because we do not have historical data related to exercise behavior; risk-free rate of return of 0.89% derived from the constant maturity treasury curve for a term matching the expected life of the award; and an expected dividend yield of zero. The market condition options had a weighted average grant date fair value of $4.08 per share, measured using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition options.

In connection with a special dividend of $3.41 per common share paid on November 1, 2012, the Company’s compensation committee of the board of directors approved an equitable adjustment to reduce the exercise price of options outstanding at November 9, 2012, from $10.07 to $6.65 per share. Since the Company’s options do not contain mandatory anti-dilution provisions, the adjustment was treated as a modification of the options’ terms and conditions, resulting in $2.8 million of additional compensation expense that is being recognized over the remaining requisite service period.

Stock option activity consisted of the following:

	Shares	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
TransUnion Corp. Predecessor outstanding at December 31, 2009	—	$—	—	$—
Granted	3,104,658	24.37
Exercised	—	—
Forfeited	(82,000)	24.37
Expired	—	—

TransUnion Corp. Predecessor outstanding at December 31, 2010	3,022,658	$24.37	9.5	$—
Granted	342,000	28.25
Exercised	(6,500)	24.37
Forfeited	(129,200)	25.77
Expired	(600)	24.37

TransUnion Corp. Predecessor outstanding at December 31, 2011	3,228,358	$24.72	8.6	$63.7
Granted	55,600	44.47
Exercised	(2,100)	24.37
Forfeited	(71,004)	26.35
Expired	(1,200)	24.37
Cancelled in connection with 2012 Change in Control Transaction	(3,209,654)	25.03

TransUnion Corp. Predecessor outstanding at April 30, 2012	—	$—	—	$—
Granted	6,619,789	6.65
Exercised	—	—
Forfeited	(86,980)	6.65
Expired	—	—

TransUnion Holding outstanding at December 31, 2012	6,532,809	$6.65	9.7	$—

Vested and expected to vest as of December 31, 2012	6,115,889	$6.65	9.7	$—
Exercisable at December 31, 2012	—	$—	—	$—

(1)	For periods after April 30, 2012, the weighted average exercise price reflects the November 9, 2012, modified exercise price as discussed above.

In connection with the 2012 Change in Control Transaction, all options outstanding under the 2010 Management Equity Plan were cancelled and existing option holders received $91.2 million in cash consideration for the value of their options. For the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, the weighted average grant date fair value of options granted was $15.45, $8.28 and $6.07 per share, respectively. The total intrinsic value of options exercised during the four months ended April 30, 2012, and the year ended December 31, 2011 was less than $0.1 million in each period. No options were exercised during 2010.

As of December 31, 2012, stock-based compensation expense remaining to be recognized in future years related to options was $12.2 million for service condition options and $15.2 million for market condition options, with a weighted-average recognition period of 4.6 and 4.4 years, respectively. During the eight months ended December 31, 2012, no options vested under the 2012 Management Equity Plan.

Stock appreciation rights

During the eight months ended December 31, 2012, the Company granted 0.9 million stock appreciation rights (“SARs”) with a ten-year term and an exercise price of $10.07 per share under the 2012 Management Equity Plan. Of the SARs granted, 40% vest over a five-year service period, and 60% vest over a five-year service period, but are contingent on meeting certain market conditions. The SARs provide for cash settlement and are being accounted for as liability awards, with expense recognized based on the award’s fair value and the percentage of requisite service rendered at the end of each reporting period in accordance with ASC 718-30-30-3. In connection with a special dividend of $3.41 per common share paid on November 1, 2012, the Company’s compensation committee of the board of directors approved an equitable adjustment to reduce the exercise price of the SARs outstanding at November 9, 2012, from $10.07 to $6.65 per share.

As of December 31, 2012, none of the SARs were vested or exercisable. Compensation expense remaining to be recognized in future years was $2.5 million based on the fair value of the awards at December 31, 2012.

Restricted stock

During the eight months ended December 31, 2012, the Company granted less than 0.1 million shares of restricted stock that cliff vest after three years under the 2012 Management Equity Plan. The total grant date fair value of the restricted stock was $0.3 million. For the year ended December 31, 2011, the Company did not have any activity with respect to restricted stock. During 2010, all unvested restricted stock previously issued to employees under the TransUnion Corp. Equity Award Program immediately vested upon the 2010 Change in Control Transaction. As a result, the Company recognized $20.7 million of additional stock-based compensation, with a related income tax benefit of approximately $7.5 million.

Restricted stock activity consisted of the following:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	1,272,782	$23.74
Granted	556,276	23.03
Vested	(1,805,374)	23.52
Forfeited	(23,684)	23.87

Nonvested at December 31, 2010	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2011	—	$—
Granted	25,082	10.07
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2012	25,082	$10.07

The total fair value of restricted stock vested in 2010 was $44.3 million.

16. Fair Value

Financial instruments measured at fair value on a recurring basis as of December 31, 2012, consisted of the following:

(in millions)	Total	Level 1	Level 2	Level 3
Trading securities	$11.4	$11.4	$—	$—
Interest rate swaps	(5.8)	—	(5.8)	—

Total financial instruments at fair value	$5.6	$11.4	$(5.8)	$—

Level 1 investments, which use quoted market prices in active markets for identical assets to establish fair value, consist of exchange-traded mutual funds and publicly traded equity investments valued at their current market prices. Level 2 investments consist of interest rate swaps that are further discussed in Note 13, “Debt.” We determined the fair value of the interest rate swaps using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. At December 31, 2012, we did not have any investments valued using Level 3 inputs.

17. Business Acquisitions

2011 acquisitions

Crivo Sistemas em Informatica S.A.

On December 28, 2011, we acquired an 80% ownership interest in Crivo, a Brazilian company, for $44.7 million in cash. The purchase was funded using cash on hand. Crivo provides software and services to companies in Brazil to help them make credit, risk and fraud-related decisions. This acquisition is consistent with our strategic objective to invest in growing international regions and will be integrated into our International business segment. Pro forma financial information is not presented because the acquisition was not material to our 2011 consolidated operating results. The results of operations of this business have been included as part of the international segment in the accompanying consolidated statements of income since the date of acquisition.

Purchase Price Allocation

During 2012, we finalized the allocation of the purchase price. The fair value of the net assets acquired and the liabilities assumed as of December 28, 2011, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable and other current assets	$1.7
Property and equipment	10.8
Identifiable intangible assets	20.2
Goodwill(1)	35.2

Total assets acquired	$67.9
Total liabilities assumed	(12.0)

Net assets of acquired company	$55.9
Less: noncontrolling interests	(11.2)

Purchase price of 80% ownership interest	$44.7

(1)

For tax purposes, none of the goodwill was initially tax deductible. However, as part of a restructuring in March 2012, Crivo merged with a holding company and the entire amount of goodwill shown above became tax deductible.

The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The purchase price of Crivo exceeded the fair value of the net assets acquired primarily due to growth opportunities, synergies between its customer base and our existing products, and other technological and operational synergies.

Identifiable Intangible Assets

The fair value of identifiable intangible assets acquired was based on many factors, including an analysis of historical financial performance and estimates of future performance, and was determined using analytical approaches appropriate to the facts and circumstances pertaining to the various classes of assets valued, including discounted cash flow and market-based approaches. The fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Customer relationships	$16.7	19 years
Trademarks and tradenames	1.1	20 years
Noncompete agreements	2.4	8 years

Total identifiable intangible assets	$20.2

The weighted-average useful life of identifiable intangible assets is approximately 18 years.

Acquisition Costs

Acquisition costs of $2.4 million in 2011 and $0.5 million in 2012, including investment banker fees, legal fees, due diligence and other external costs were incurred and included in other income and expense in each respective year.

Financial Healthcare Systems, LLC

On October 13, 2011, we acquired a 100% ownership interest in Financial Healthcare Systems, LLC (“FHS”), a Colorado limited liability company. The purchase price allocation was completed in 2011. The results of operations of this business have been included as part of the USIS segment in the accompanying consolidated statements of income since the date of acquisition.

2010 acquisition

On August 1, 2010, we acquired a 51% ownership interest in Databusiness S.A., located in Chile. The purchase price allocation was completed in 2010. The results of operations of this business have been included as part of the International segment in the accompanying consolidated statements of income since the date of acquisition.

18. Discontinued Operations

During the first quarter of 2010, we completed the sale of the remaining business comprising our real estate services business. During the second quarter of 2010, we completed the sale of our third-party collection business in South Africa to the existing minority shareholders. We will have no significant ongoing relationship with either of these businesses. We had no revenue from discontinued operations in 2011 or 2012. Revenue from discontinued operations was $5.0 million in 2010. We had no income or loss from discontinued operations in 2012. The net loss from discontinued operations for 2011 of $0.5 million was a result of expenses incurred to wind down these operations. Income from discontinued operations for 2010 included gains, net of tax, of $10.9 million on the final disposal of these businesses and operating losses of $2.7 million.

19. Operating Segments

Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies.”

We evaluate the performance of segments based on revenue and operating income. Intersegment sales and transfers have been eliminated and were not material.

The following is a more detailed description of the three operating segments and the Corporate unit, which provides support services to each operating segment:

U.S. Information Services

U.S. Information Services (“USIS”) provides consumer reports, credit scores, verification services, analytical services and decisioning technology to businesses in the United States through both direct and indirect channels. These services are offered to customers in the financial services, insurance, healthcare and other markets. These business customers use our products and services to acquire new customers, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, and manage fraud. This segment also provides mandated consumer services, including dispute investigations, free annual credit reports and other requirements of the United States Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), and other credit-related legislation.

International

The International segment provides services similar to our USIS segment to business customers outside the United States and automotive information and commercial data to customers in select geographies. Depending on the maturity of the credit economy in each location, services may include credit reports, analytical and decision services, and risk management services. These services are offered to customers in a number of industries, including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered in our Interactive segment, such as credit reports, credit scores and credit monitoring services. The two market groups in the International segment are developed markets, which includes Canada, Hong Kong and Puerto Rico, and emerging markets, which includes South Africa, Mexico, Brazil, the Dominican Republic, India and other emerging markets.

Interactive

Interactive provides services to consumers, including credit reports, scores and credit and identity monitoring services, primarily through the internet. The majority of revenue is derived from subscribers who pay a monthly fee for access to their credit report and score, and for alerts related to changes in their credit reports.

Corporate

Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.

Selected financial information consisted of the following:

	TransUnion Corp. Successor	TransUnion Corp. Predecessor
(in millions)	Eight Months Ended December 31, 2012	Four Months Ended April, 30 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue
U.S. Information Services	$487.4	$238.1	$660.1	$636.0
International	157.8	76.6	216.1	195.8
Interactive	121.8	58.3	147.8	124.7

Total	$767.0	$373.0	$1,024.0	$956.5

Operating income (loss)
U.S. Information Services	$121.9	$33.2	$185.8	$177.1
International	19.1	5.3	66.7	62.7
Interactive	48.7	13.0	56.5	37.7
Corporate	(47.6)	(51.7)	(56.3)	(61.4)

Total	$142.1	$(0.2)	$252.7	$216.1

Reconciliation of operating income (loss) to income from continuing operations before income tax:
Operating income from segments	$142.1	$(0.2)	$252.7	$216.1
Non-operating income and expense	(69.9)	(63.7)	(185.6)	(133.1)

Income (loss) from continuing operations before income tax	$72.2	$(63.9)	$67.1	$83.0

In addition, on a stand-alone non-consolidated basis, TransUnion Holding had no revenue, a $0.9 million operating loss, and $68.6 million of non-operating expenses from the date of inception through December 31, 2012.

Other income and expense, net, included earnings (losses) from equity method investments as follows:

	TransUnion Corp. Successor	TransUnion Corp. Predecessor
(in millions)	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
U.S. Information Services	$0.9	$0.5	$1.1	$(0.1)
International	7.1	3.6	10.3	8.5
Interactive	—	—	—	—

Total	$8.0	$4.1	$11.4	$8.4

TransUnion Holding has no equity method investments other than the equity method investments owned by TransUnion Corp.

Property, plant and equipment, net of accumulated depreciation and amortization, by segment, consisted of the following:

(in millions)	TransUnion Corp. Successor December 31, 2012	TransUnion Corp. Predecessor December 31, 2011
U.S. Information Services	$55.7	$58.0
International	18.4	26.7
Interactive	3.3	3.3
Corporate	43.8	21.0

Total	$121.2	$109.0

TransUnion Holding owns no property, plant or equipment other than the property, plant and equipment owned by TransUnion Corp.

Cash paid for capital expenditures, by segment, was as follows:

	TransUnion Corp. Successor	TransUnion Corp. Predecessor
(in millions)	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Year Ended December 31, 2011
U.S. Information Services	$30.8	$14.3	$54.3
International	8.6	2.4	12.3
Interactive	2.8	1.3	2.1
Corporate	6.6	2.4	5.3

Total	$48.8	$20.4	$74.0

TransUnion Holding had no capital expenditures other than the capital expenditures incurred by TransUnion Corp.

Depreciation and amortization expense of continuing operations, by segment, was as follows:

	TransUnion Corp. Successor	TransUnion Corp. Predecessor
(in millions)	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
U.S. Information Services	$78.9	$22.3	$66.9	$63.7
International	25.8	3.7	7.8	6.8
Interactive	5.2	1.3	4.3	4.8
Corporate	5.1	1.9	6.3	6.3

Total	$115.0	$29.2	$85.3	$81.6

TransUnion Holding had no depreciation and amortization expense other than the depreciation and amortization expense incurred by TransUnion Corp.

Revenue based on the country where it was earned, was a follows:

	TransUnion Corp. Successor	TransUnion Corp. Predecessor
(in millions)	Eight Months Ended December 31, 2012	Four Months Ended April 30, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
United States	79%	79%	79%	80%
South Africa	7%	8%	9%	9%
Canada	5%	6%	6%	6%
Other	9%	7%	6%	5%

TransUnion Holding had no revenue other than the revenue earned by TransUnion Corp.

Long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	Approximate Percent of Long-Lived Assets
Country	2012	2011	2010
United States	81%	80%	88%
South Africa	5%	5%	7%
Canada	4%	2%	2%
Other	10%	13%	3%

TransUnion Holding owns no long-lived assets other than the long-lived assets owned by TransUnion Corp.

20. Commitments

Future minimum payments for noncancelable operating leases, purchase obligations and other liabilities of TransUnion Holding in effect as of December 31, 2012, are payable as follows:

(in millions)	Operating Leases	Purchase Obligations	Total
2013	$10.1	$136.9	$147.0
2014	8.8	53.5	62.3
2015	7.2	38.6	45.8
2016	5.6	16.4	22.0
2017	4.5	4.8	9.3
Thereafter	13.3	5.7	19.0

Totals	$49.5	$255.9	$305.4

Purchase obligations to be repaid in 2013 include $78.4 million of trade accounts payable that were included on the balance sheet of TransUnion Holding as of December 31, 2012. Rental expense related to operating leases of TransUnion Corp. Successor was $7.4 million for the eight months ended December 31, 2012. Rental expense related to operating leases of TransUnion Corp. Predecessor was $3.7 million, $13.8 million and $13.0 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively. TransUnion Holding had no operating leases other than the operating leases of TransUnion Corp.

Licensing agreements

We have agreements with Fair Isaac Corporation to license credit-scoring algorithms and the right to sell credit scores derived from those algorithms. Payment obligations under these agreements vary due to factors such as the volume of credit scores we sell, what type of credit scores we sell, and how our customers use the credit scores. There are no minimum payments required under these licensing agreements; however we do have a significant level of sales volume related to these credit scores.

21. Contingencies

Litigation

Due to the nature of our businesses, claims against us will occur in the ordinary course of business. Some of these claims are, or purport to be, class actions that seek substantial damage amounts, including punitive damages. Claimants may seek modifications of business practices, financial incentives or replacement of products or services. We regularly review all claims to determine whether a loss is probable and, if probable, whether the loss can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued, taking into consideration legal positions, contractual obligations and applicable insurance coverages, and included in other current liabilities. We believe that the reserves established for pending or threatened claims are appropriate based on the facts currently known. Due to the uncertainties inherent in the investigation and resolution of a claim, however, additional losses may be incurred that could materially affect our financial results. Legal fees for ongoing litigation are considered a period cost and are expensed as incurred.

As of both December 31, 2012 and 2011, TransUnion Corp. had accrued $5.6 million for pending or anticipated claims of our continuing operations. These amounts were recorded in other accrued liabilities on the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses on the consolidated statements of income. TransUnion Holding had no litigation accruals or expense other than the accruals and expense of TransUnion Corp.

22. Related-Party Transactions

Stockholder Agreement

In connection with the 2012 Change in Control Transaction, TransUnion Holding, GSC and Advent entered into the Major Stockholders’ Agreement. Under the terms of the agreement, GSC and Advent have the right to appoint all members of TransUnion Holding’s board of directors.

Consulting Agreement

In connection with the 2012 Change in Control Transaction, TransUnion Holding, GSC and Advent entered into the Consulting Agreement. Under the terms of the agreement, GSC and Advent are to receive an advisory fee of $250,000 each, increasing 5% annually, in exchange for services provided, including (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of existing debt; (iv) finance functions, including assistance in the preparation of financial projections and monitoring of compliance with financing agreements; (v) human resources functions, including searching and recruiting of executives; and (vi) other services as mutually agreed upon. During 2012, Advent and GSC provided consulting services to TransUnion Holding and the Company accrued fees of $125,000 each for these services.

Other Fees

In connection with the 2012 Change in Control Transaction and the issuance of the 8.125% notes, TransUnion Holding paid acquisition-related and underwriting fees of $11.9 million and $0.2 million to affiliates of GSC and Advent, respectively, and TransUnion Corp. Predecessor paid $1.4 million of acquisition-related fees to affiliates of GSC.

In connection with the 2010 Change in Control Transaction TransUnion Corp. Predecessor paid $13.0 million to Madison Dearborn Partners, LLC and $2.6 million to The Pritzker Organization, L.L.C. in 2010.

Legal Services

TransUnion Corp. Successor paid $0.5 million for the eight months ended December 31, 2012 and TransUnion Corp. Predecessor paid $0.1 million, $1.3 million and $0.9 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively, to the law firm of Neal, Gerber & Eisenberg LLP for legal services. Marshall E. Eisenberg, a partner in the law firm, is a co-trustee of certain Pritzker family U.S. situs trusts that beneficially owned in excess of 5% of the Company’s common stock prior to the 2012 Change in Control Transaction.

TransUnion Corp. Successor paid $0.4 million for the eight months ended December 31, 2012 and TransUnion Corp. Predecessor paid $3.5 million, $4.4 million and $3.9 million for the four months ended April 30, 2012, and the years ended December 31, 2011 and 2010, respectively, to the law firm of Latham and Watkins LLP. Michael A. Pucker, a partner in the law firm, is an immediate family member of a co-trustee of certain Pritzker family U.S. situs trusts that beneficially owned in excess of 5% of the Company’s common stock prior to the 2012 Change in Control Transaction.

Payables

Other liabilities of both TransUnion Holding and TransUnion Corp. Successor at December 31, 2012, included $3.2 million owed to certain Pritzker family business interests related to tax indemnification payments arising in connection with the 2010 Change in Control Transaction. This amount is subject to future adjustments based on a final determination of tax expense.

Issuances of Common Stock

On December 21, 2012, the Company issued an aggregate of 225,563 shares of common stock to David M. Neenan, the Executive Vice President of our International segment, at a purchase price of $6.65 per share.

On December 31, 2012, the Company issued an aggregate 199,237 shares of common stock to James M. Peck, the President and Chief Executive Officer of the Company, at a purchase price of $6.65 per share.

On April 8, 2011, TransUnion Corp. issued an aggregate of 30,775 shares of common stock to QED Fund I, LP in a private placement transaction at a purchase price of $24.37 per share. Nigel W. Morris, one of the Company’s directors at that time, is the managing member of QED Partners, LLC, the general partner of QED Fund I, LP, and is a 98% limited partner of QED Fund I, LP. Additionally, Mr. Morris is the managing member of QED Investors, LLC, the manager of QED Fund I, LP.

On May 3, 2011, TransUnion Corp. issued an aggregate of 22,500 shares of common stock to Matthew A. Carey, one of the Company’s directors at that time, in a private placement transaction at a purchase price of $24.37 per share.

Investment Purchase

On August 27, 2012, the Company purchased an aggregate 69,625 shares of common stock from Andrew Knight, at that time the Executive Vice President of our International segment, at a purchase price of $10.07 per share, in connection with him leaving the Company.

On November 4, 2011, TransUnion Corp. purchased 318,471 shares of Series A Preferred Stock of L2C, Inc. from QED Fund I, LP at a purchase price of $3.14 per share. Nigel W. Morris, one of the Company’s directors at that time, is the managing member of QED Partners, LLC, the general partner of QED Fund I, LP, and is a 98% limited partner of QED Fund I, LP. Additionally, Mr. Morris is the managing member of QED Investors, LLC, the manager of QED Fund I, LP.

Debt

In connection with the 2010 Change in Control Transaction, TransUnion Corp. borrowed $16.7 million from an entity owned by Pritzker family business interests under the RFC loan. This loan was repaid in 2012 in connection with the 2012 Change in Control Transaction. See Note 2, “Change in Control Transactions,” and Note 13, “Debt,” for additional information.

23. Quarterly Financial Data (Unaudited)

TransUnion Holding

The quarterly financial data of TransUnion Holding, from the date of inception, consisted of the following:

	Three Months Ended
(in millions)(1)	March 31, 2012(2)(3)	June 30, 2012(3)	September 30, 2012	December 31, 2012
Revenue	$—	$190.9	$291.7	$284.4
Operating income	—	36.5	61.3	43.4
Net income (loss)	(8.5)	(2.3)	13.5	(6.7)
Net income (loss) attributable to TransUnion Holding	(8.5)	(3.5)	11.3	(8.2)

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.
(2)	Period is from inception of TransUnion Holding, February 15, 2012, through March 31, 2012.
(3)

The financial results of TransUnion Holding include the consolidated results of TransUnion Corp. subsequent to April 30, 2012, the date of acquisition. See Note 1, “Significant Accounting and Reporting Policies,” and Note 2, “Change in Control Transactions,” for further information. For the period of inception through March 31, 2012, net income (loss) and net income (loss) attributable to TransUnion Holding included $7.0 million of acquisition fees related to the 2012 Change in Control Transaction. For the three months ended June 30, 2012, net income (loss) and net income (loss) attributable to TransUnion Holding included $8.2 million of acquisition fees related to the 2012 Change in Control Transaction.

TransUnion Corp.

The quarterly financial data of TransUnion Corp. for 2012 and 2011 consisted of the following:

	Predecessor		Successor	Successor
(in millions)(1)	Three Months Ended March 31, 2012(2)	One Month Ended April 30, 2012(2)	Two Months Ended June 30, 2012(2)	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012
Revenue	$280.6	$92.4	$190.9	$291.7	$284.4
Operating income (loss)	65.6	(65.8)	37.0	61.6	43.6
Net income (loss)	12.1	(64.5)	10.8	23.0	14.1
Net income (loss) attributable to TransUnion Corp.	10.2	(65.1)	9.6	20.8	12.6

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.
(2)

For the three months ended March 31, 2012, net income (loss) and net income (loss) attributable to TransUnion Corp. included $2.6 million of acquisition fees related to the 2012 Change in Control Transaction. For the one month ended April 30, 2012, net income (loss) and net income (loss) attributable to TransUnion Corp. included $18.3 million of acquisition fees related to the 2012 Change in Control Transaction. For the one month ended April 30, 2012, operating income (loss), net income (loss) and net income (loss) attributable to TransUnion Corp. all included $90.0 million of accelerated stock-based compensation and related expense as a result of the 2012 Change in Control Transaction. For the two months ended June 30, 2012, operating income (loss), net income (loss) and net income (loss) attributable to TransUnion Corp. all included $0.3 million of accelerated stock-based compensation and related expense as a result of the 2012 Change in Control Transaction

	Predecessor Three Months Ended
(in millions) (1)	March 31, 2011(2)	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$245.9	$257.5	$267.6	$253.0
Operating income	55.1	60.5	72.8	64.3
Income (loss) from continuing operations	(23.3)	25.2	29.3	18.0
Discontinued operations, net of tax	(0.1)	(0.3)	—	—
Net income (loss)	(23.4)	24.9	29.3	18.0
Net income (loss) attributable to TransUnion Corp.	(25.5)	22.9	27.1	16.3

(1)	The sum of the quarterly totals may not equal the annual totals due to rounding.
(2)

For the three months ended March 31, 2011, as a result of refinancing our senior secured credit facility in February 2011, the Company incurred a $59.3 million loss on the early extinguishment of debt consisting of a write-off of $49.8 million of previously unamortized deferred financing fees and a prepayment premium of $9.5 million. See Note 13, “Debt,” for additional information.

24. Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Hedges	Accumulated Other Comprehensive Income / (Loss)
TransUnion Corp. Predecessor balance at December 31, 2010	$9.3	$—	$9.3
Change	(12.9)	—	(12.9)

TransUnion Corp. Predecessor balance at December 31, 2011	$(3.6)	$—	$(3.6)
Change	2.2	—	2.2

TransUnion Corp. Predecessor balance at April, 30 2012	$(1.4)	$—	$(1.4)
Purchase accounting adjustments	1.4	—	1.4
Change	(20.7)	(3.7)	(24.4)

TransUnion Corp Successor and TransUnion Holding balance at December 31, 2012	$(20.7)	$(3.7)	$(24.4)

25. Financial Statements of Guarantors

As discussed in Note 13, “Debt,” the obligations under the 11.375% notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However they are guaranteed by TransUnion Corp. and certain wholly owned domestic subsidiaries of Trans Union LLC. TransUnion Holding does not guarantee the 11.375% notes. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Balance Sheet—Successor

December 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Assets
Current assets:
Cash and cash equivalents	$75.3	$—	$—	$79.0	$—	$154.3
Trade accounts receivable, net	—	98.0	19.5	46.1	—	163.6
Due from (to) affiliates	(14.9)	(82.5)	46.2	56.7	(5.5)	—
Other current assets	(0.3)	52.7	(0.7)	7.0	—	58.7

Total current assets	60.1	68.2	65.0	188.8	(5.5)	376.6
Property, plant and equipment, net	—	95.8	7.8	17.6	—	121.2
Other marketable securities	—	11.4	—	—	—	11.4
Goodwill	—	961.6	324.6	518.0	—	1,804.2
Other intangibles, net	—	1,629.6	75.8	206.2	—	1,911.6
Other assets	1,611.8	1,235.2	2.2	42.4	(2,795.9)	95.7

Total assets	$1,671.9	$4,001.8	$475.4	$973.0	$(2,801.4)	$4,320.7

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$43.2	$18.9	$15.4	$—	$77.5
Current portion of long-term debt	—	9.5	—	6.6	(5.5)	10.6
Other current liabilities	7.9	68.4	7.2	23.5	—	107.0

Total current liabilities	7.9	121.1	26.1	45.5	(5.5)	195.1
Long-term debt	—	1,672.3	—	6.5	(6.5)	1,672.3
Other liabilities	(13.9)	589.6	2.0	89.7	—	667.4

Total liabilities	(6.0)	2,383.0	28.1	141.7	(12.0)	2,534.8

Redeemable noncontrolling interests	—	—	—	14.7	—	14.7
Total TransUnion Corp. stockholders’ equity	1,677.9	1,618.8	447.3	723.3	(2,789.4)	1,677.9
Noncontrolling interests	—	—	—	93.3	—	93.3

Total stockholders’ equity	1,677.9	1,618.8	447.3	816.6	(2,789.4)	1,771.2

Total liabilities and stockholders’ equity	$1,671.9	$4,001.8	$475.4	$973.0	$(2,801.4)	$4,320.7

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Balance Sheet—Predecessor

December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Assets
Current assets:
Cash and cash equivalents	$34.6	$1.0	$0.1	$72.1	$—	$107.8
Trade accounts receivable, net	—	89.5	15.0	34.9	—	139.4
Due from (to) affiliates	19.7	(40.7)	3.0	18.0	—	—
Other current assets	9.2	41.8	—	4.4	—	55.4
Current assets of discontinued operations	—	—	—	0.1	—	0.1

Total current assets	63.5	91.6	18.1	129.5	—	302.7
Property, plant and equipment, net	—	73.5	9.4	26.1	—	109.0
Other marketable securities	—	10.3	—	—	—	10.3
Goodwill	—	6.3	189.9	79.0	—	275.2
Other intangibles, net	—	127.9	73.5	29.4	—	230.8
Other assets	(877.5)	526.3	2.4	39.4	387.2	77.8

Total assets	$(814.0)	$835.9	$293.3	$303.4	$387.2	$1,005.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.3	$46.0	$16.8	$12.0	$—	$75.1
Current portion of long-term debt	10.3	9.5	0.9	1.1	—	21.8
Other current liabilities	24.0	49.0	6.7	20.5	—	100.2
Current liabilities of discontinued operations	—	—	—	0.4	—	0.4

Total current liabilities	34.6	104.5	24.4	34.0	—	197.5
Long-term debt	—	1,578.4	—	7.5	(6.5)	1,579.4
Other liabilities	—	30.3	6.5	16.5	—	53.3

Total liabilities	34.6	1,713.2	30.9	58.0	(6.5)	1,830.2

Total TransUnion Corp. stockholders’ equity	(848.6)	(877.3)	262.4	221.2	393.7	(848.6)
Noncontrolling interests	—	—	—	24.2	—	24.2

Total stockholders’ equity	(848.6)	(877.3)	262.4	245.4	393.7	(824.4)

Total liabilities and stockholders’ equity	$(814.0)	$835.9	$293.3	$303.4	$387.2	$1,005.8

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income—Successor

For the Eight Months Ended December 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$465.7	$168.2	$176.1	$(43.0)	$767.0
Operating expenses
Cost of services	—	202.3	72.9	52.9	(29.9)	298.2
Selling, general and administrative	—	135.5	39.3	50.9	(14.0)	211.7
Depreciation and amortization	—	91.3	7.7	16.0	—	115.0

Total operating expenses	—	429.1	119.9	119.8	(43.9)	624.9
Operating income	—	36.6	48.3	56.3	0.9	142.1
Non-operating income and expense
Interest expense	—	(73.1)	—	0.1	0.2	(72.8)
Interest income	—	0.2	—	0.8	(0.2)	0.8
Other income and (expense), net	61.2	60.7	—	(3.4)	(116.4)	2.1

Total non-operating income and expense	61.2	(12.2)	—	(2.5)	(116.4)	(69.9)
Income (loss) before income taxes	61.2	24.4	48.3	53.8	(115.5)	72.2
(Provision) benefit for income taxes	(18.2)	37.1	(21.8)	(21.4)	—	(24.3)

Net income (loss)	43.0	61.5	26.5	32.4	(115.5)	47.9
Less: net income attributable to noncontrolling interests	—	—	—	(4.9)	—	(4.9)

Net income (loss) attributable to TransUnion Corp.	$43.0	$61.5	$26.5	$27.5	$(115.5)	$43.0

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income—Successor

For the Eight Months Ended December 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$43.0	$61.5	$26.5	$32.4	$(115.5)	$47.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(20.7)	(20.7)	—	(22.7)	41.4	(22.7)
Net unrealized loss on hedges	(3.7)	(3.7)	—	—	3.7	(3.7)

Total other comprehensive income (loss), net of tax	(24.4)	(24.4)	—	(22.7)	45.1	(26.4)
Comprehensive income (loss)	18.6	37.1	26.5	9.7	(70.4)	21.5
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.9)	—	(2.9)

Comprehensive income (loss) attributable to TransUnion Corp.	$18.6	$37.1	$26.5	$6.8	$(70.4)	$18.6

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income—Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$228.7	$82.5	$84.6	$(22.8)	$373.0
Operating expenses
Cost of services	—	122.6	36.1	29.6	(16.3)	172.0
Selling, general and administrative	0.1	120.0	30.5	28.3	(6.9)	172.0
Depreciation and amortization	—	19.8	5.9	3.5	—	29.2

Total operating expenses	0.1	262.4	72.5	61.4	(23.2)	373.2
Operating income (loss)	(0.1)	(33.7)	10.0	23.2	0.4	(0.2)
Non-operating income and expense
Interest expense	(0.3)	(40.2)	—	(0.3)	0.3	(40.5)
Interest income	0.3	0.3	—	0.3	(0.3)	0.6
Other income and (expense), net	(72.7)	23.4	—	(0.4)	25.9	(23.8)

Total non-operating income and expense	(72.7)	(16.5)	—	(0.4)	25.9	(63.7)
Income (loss) before income taxes	(72.8)	(50.2)	10.0	22.8	26.3	(63.9)
(Provision) benefit for income taxes	17.9	(1.6)	—	(4.8)	—	11.5

Net income (loss)	(54.9)	(51.8)	10.0	18.0	26.3	(52.4)
Less: net income attributable to noncontrolling interests	—	—	—	(2.5)	—	(2.5)

Net income (loss) attributable to TransUnion Corp.	$(54.9)	$(51.8)	$10.0	$15.5	$26.3	$(54.9)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income—Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$(54.9)	$(51.8)	$10.0	$18.0	$26.3	$(52.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2.2	2.2	—	2.5	(4.4)	2.5

Total other comprehensive income (loss), net of tax	2.2	2.2	—	2.5	(4.4)	2.5
Comprehensive income (loss)	(52.7)	(49.6)	10.0	20.5	21.9	(49.9)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.8)	—	(2.8)

Comprehensive income (loss) attributable to TransUnion Corp.	$(52.7)	$(49.6)	$10.0	$17.7	$21.9	$(52.7)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income—Predecessor

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$637.3	$209.4	$238.4	$(61.1)	$1,024.0
Operating expenses
Cost of services	—	295.1	88.3	79.5	(41.4)	421.5
Selling, general and administrative	0.3	166.9	63.0	55.4	(21.1)	264.5
Depreciation and amortization	—	60.9	17.1	7.3	—	85.3

Total operating expenses	0.3	522.9	168.4	142.2	(62.5)	771.3
Operating income (loss)	(0.3)	114.4	41.0	96.2	1.4	252.7
Non-operating income and expense
Interest expense	(1.3)	(124.9)	—	(0.2)	—	(126.4)
Interest income	—	0.1	—	0.6	—	0.7
Other income and (expense), net	42.9	28.0	(0.1)	(4.7)	(126.0)	(59.9)

Total non-operating income and expense	41.6	(96.8)	(0.1)	(4.3)	(126.0)	(185.6)
Income (loss) from continuing operations before income taxes	41.3	17.6	40.9	91.9	(124.6)	67.1
Benefit (provision) for income taxes	(0.5)	25.3	(20.9)	(21.7)	—	(17.8)

Income (loss) from continuing operations	40.8	42.9	20.0	70.2	(124.6)	49.3
Discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)

Net income (loss)	40.8	42.9	20.0	69.7	(124.6)	48.8
Less: net income attributable to noncontrolling interests	—	—	—	(8.0)	—	(8.0)

Net income (loss) attributable to TransUnion Corp.	$40.8	$42.9	$20.0	$61.7	$(124.6)	$40.8

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income—Predecessor

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$40.8	$42.9	$20.0	$69.7	$(124.6)	$48.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(12.9)	(12.9)	—	(14.5)	25.8	(14.5)

Total other comprehensive income (loss), net of tax	(12.9)	(12.9)	—	(14.5)	25.8	(14.5)
Comprehensive income (loss)	27.9	30.0	20.0	55.2	(98.8)	34.3
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(6.4)	—	(6.4)

Comprehensive income (loss) attributable to TransUnion Corp.	$27.9	30.0	$20.0	$48.8	$(98.8)	$27.9

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income—Predecessor

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$614.8	$175.6	$215.4	$(49.3)	$956.5
Operating expenses
Cost of services	—	293.9	72.5	65.3	(35.9)	395.8
Selling, general and administrative	0.3	169.1	56.6	51.7	(14.7)	263.0
Depreciation and amortization	—	56.9	18.2	6.5	—	81.6

Total operating expenses	0.3	519.9	147.3	123.5	(50.6)	740.4
Operating income (loss)	(0.3)	94.9	28.3	91.9	1.3	216.1
Non-operating income and expense
Interest expense	(1.2)	(88.6)	—	(0.3)	—	(90.1)
Interest income	0.3	0.2	—	0.5	—	1.0
Other income and (expense), net	38.0	30.3	(0.4)	(1.7)	(110.2)	(44.0)

Total non-operating income and expense	37.1	(58.1)	(0.4)	(1.5)	(110.2)	(133.1)
Income (loss) from continuing operations before income taxes	36.8	36.8	27.9	90.4	(108.9)	83.0
Benefit (provision) for income taxes	(0.2)	0.8	(13.6)	(33.3)	—	(46.3)

Income (loss) from continuing operations	36.6	37.6	14.3	57.1	(108.9)	36.7
Discontinued operations, net of tax	—	—	—	8.2	—	8.2

Net income (loss)	36.6	37.6	14.3	65.3	(108.9)	44.9
Less: net income attributable to noncontrolling interests	—	—	—	(8.3)	—	(8.3)

Net income (loss) attributable to TransUnion Corp.	$36.6	$37.6	$14.3	$57.0	$(108.9)	$36.6

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income—Predecessor

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$36.6	$37.6	$14.3	$65.3	$(108.9)	$44.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	8.6	8.6	—	9.4	(17.2)	9.4
Net unrealized loss on hedges	(1.1)	(1.1)	—	—	1.1	(1.1)

Total other comprehensive income (loss), net of tax	7.5	7.5	—	9.4	(16.1)	8.3
Comprehensive income (loss)	44.1	45.1	14.3	74.7	(125.0)	53.2
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(9.1)	—	(9.1)

Comprehensive income (loss) attributable to TransUnion Corp.	$44.1	$45.1	$14.3	$65.6	$(125.0)	$44.1

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Successor

For the Eight Months Ended December 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from operating activities:
Net income (loss)	$43.0	$61.5	$26.5	$32.4	$(115.5)	$47.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	91.3	7.7	16.0	—	115.0
Stock-based compensation	—	2.2	0.1	—	—	2.3
Provision (reduction) for losses on trade accounts receivable	—	—	(2.1)	0.2	—	(1.9)
Change in control transaction fees	0.4	—	—	—	—	0.4
Deferred taxes	14.6	(12.1)	5.0	4.3	—	11.8
Amortization of 11.375% notes purchase accounting fair value adjustment	—	(10.8)	—	—	—	(10.8)
Equity in net income of affiliates, net of dividends	—	1.4	—	(0.1)	—	1.3
Equity in net (income) loss from subsidiaries	(61.5)	(54.0)	—	—	115.5	—
Other	—	(0.5)	—	3.1	—	2.6
Changes in assets and liabilities:
Trade accounts receivable	—	2.3	2.1	(5.4)	—	(1.0)
Other current and long-term assets	72.0	(27.4)	(28.0)	(13.8)	—	2.8
Trade accounts payable	—	5.6	(3.4)	(3.4)	—	(1.2)
Other current and long-term liabilities	(80.9)	(1.1)	(1.1)	5.6	—	(77.5)

Cash provided by (used in) operating activities	(12.4)	58.4	6.8	38.9	—	91.7

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Successor—Continued

For the Eight Months Ended December 31, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(36.9)	(6.9)	(5.0)	—	(48.8)
Investments in trading securities	—	(0.5)	—	—	—	(0.5)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(14.2)	—	(14.2)
Acquisition related deposits	—	—	—	3.7	—	3.7
Proceeds from notes receivable	—	—	—	3.9	(3.9)	—
Other	—	—	0.1	(1.5)	—	(1.4)

Cash used in investing activities	—	(37.4)	(6.8)	(13.1)	(3.9)	(61.2)
Cash flows from financing activities:
Repayments of debt	—	(21.0)	—	(0.1)	3.9	(17.2)
Change in control transaction fees	(0.4)	—	—	—	—	(0.4)
Distributions to noncontrolling interests	—	—	—	(7.2)	—	(7.2)
Dividends to TransUnion Holding	(27.9)	—	—	—	—	(27.9)
Stockholder contributions	80.8	—	—	—	—	80.8

Cash provided by (used in) financing activities	52.5	(21.0)	—	(7.3)	3.9	28.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	(0.7)

Net change in cash and cash equivalents	40.1	—	—	17.8	—	57.9
Cash and cash equivalents, beginning of period	35.2	—	—	61.2	—	96.4

Cash and cash equivalents, end of period	$75.3	$—	$—	$79.0	$—	$154.3

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from operating activities:
Net income (loss)	$(54.9)	$(51.8)	$10.0	$18.0	$26.3	$(52.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19.8	5.9	3.5	—	29.2
Stock-based compensation	—	1.8	—	0.2	—	2.0
Deferred financing fees	—	3.9	—	—	—	3.9
Provision (reduction) for losses on trade accounts receivable	—	0.4	2.5	0.2	—	3.1
Change in control transaction fees	20.9	—	—	—	—	20.9
Deferred taxes	(17.6)	—	—	(0.7)	—	(18.3)
Equity in net income of affiliates, net of dividends	—	(2.4)	—	(1.3)	—	(3.7)
Equity in net (income) loss from subsidiaries	51.8	(25.5)	—	—	(26.3)	—
Loss (gain) on sale or exchange of property	—	0.1	—	—	—	0.1
Other	(0.1)	(0.6)	—	(0.1)	0.1	(0.7)
Changes in assets and liabilities:
Trade accounts receivable	—	(11.3)	(7.0)	(6.4)	—	(24.7)
Other current and long-term assets	(34.3)	47.9	(15.8)	3.7	—	1.5
Trade accounts payable	(0.1)	(5.8)	6.2	1.3	—	1.6
Other current and long-term liabilities	69.1	20.0	2.7	(1.9)	—	89.9

Cash provided by (used in) operating activities	34.8	(3.5)	4.5	16.5	0.1	52.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor —Continued

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(15.6)	(3.6)	(1.2)	—	(20.4)
Proceeds from sale of trading securities	—	1.1	—	—	—	1.1
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(0.1)	—	(0.1)
Proceeds from notes receivable	—	22.6	—	—	(22.6)	—
Issuance of notes receivable	—	—	—	(4.1)	4.1	—
Other	—	—	(0.1)	1.0	—	0.9

Cash provided by (used in) investing activities	—	7.0	(3.7)	(4.4)	(18.5)	(19.6)
Cash flows from financing activities:
Repayments of debt	(10.3)	(2.5)	(0.9)	(23.5)	22.6	(14.6)
Debt financing fees	—	(6.1)	—	—	—	(6.1)
Distribution of merger consideration	(1.3)	—	—	—	—	(1.3)
Change in control transaction fees	(20.9)	—	—	—	—	(20.9)
Proceeds from issuance of debt	—	4.1	—	—	(4.1)	—
Treasury stock purchases	(1.3)	—	—	—	—	(1.3)
Dividends to noncontrolling interests	—	—	—	(0.4)	—	(0.4)
Other	(0.4)	—	—	0.1	(0.1)	(0.4)

Cash provided by (used in) financing activities	(34.2)	(4.5)	(0.9)	(23.8)	18.4	(45.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8

Net change in cash and cash equivalents	0.6	(1.0)	(0.1)	(10.9)	—	(11.4)
Cash and cash equivalents, beginning of period	34.6	1.0	0.1	72.1	—	107.8

Cash and cash equivalents, end of period	$35.2	$—	$—	$61.2	$—	$96.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from operating activities:
Net income (loss)	$40.8	$42.9	$20.0	$69.7	$(124.6)	$48.8
Less: income (loss) from discontinued operations, net of tax	—	—	—	(0.5)	—	(0.5)

Income (loss) from continuing operations	40.8	42.9	20.0	70.2	(124.6)	49.3
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	60.9	17.1	7.3	—	85.3
Loss on early extinguishment of debt	—	59.3	—	—	—	59.3
Stock-based compensation	—	4.1	0.1	0.4	—	4.6
Deferred financing fees	—	4.2	—	—	—	4.2
Provision for losses on trade accounts receivable	—	1.0	0.3	0.6	—	1.9
Deferred taxes	(0.1)	(4.6)	1.1	0.1	—	(3.5)
Equity in net income of affiliates, net of dividends	—	(1.9)	—	(1.5)	—	(3.4)
Loss (gain) on sale or exchange of property	—	—	(0.3)	—	—	(0.3)
Other	—	0.3	1.8	0.7	—	2.8
Equity in net (income) loss from subsidiaries	(42.9)	(81.7)	—	—	124.6	—
Changes in assets and liabilities:
Trade accounts receivable	—	(4.2)	(2.8)	(4.6)	—	(11.6)
Other current and long-term assets	(49.1)	5.3	14.0	26.5	—	(3.3)
Trade accounts payable	0.1	6.4	5.3	3.1	—	14.9
Other current and long-term liabilities	13.6	(14.1)	—	4.8	—	4.3

Cash provided by (used in) operating activities of continuing operations	(37.6)	77.9	56.6	107.6	—	204.5
Cash used in operating activities of discontinued operations	—	—	—	(1.3)	—	(1.3)

Cash provided by (used in) operating activities	(37.6)	77.9	56.6	106.3	—	203.2
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(60.0)	(5.3)	(8.7)	—	(74.0)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor—Continued

For the Twelve Months Ended December 31, 2011

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Investments in trading securities	—	(1.2)	—	—	—	(1.2)
Proceeds from sale of trading securities	—	9.9	—	—	—	9.9
Proceeds from sale and redemption of investments in available-for-sale securities	—	—	0.2	—	—	0.2
Investments in held-to-maturity securities	—	—	—	(6.3)	—	(6.3)
Proceeds from held-to-maturity securities	—	—	—	6.3	—	6.3
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	(50.7)	(54.5)	—	(105.2)
Acquisition related deposits	—	—	—	(8.6)	—	(8.6)
Other	—	(2.5)	—	(0.2)	—	(2.7)

Cash used in investing activities	—	(53.8)	(55.8)	(72.0)	—	(181.6)
Cash flows from financing activities:
Proceeds from senior secured term loan	—	950.0	—	—	—	950.0
Extinguishment of senior secured term loan	—	(945.2)	—	—	—	(945.2)
Prepayment fee on early extinguishment of senior secured term loan	—	(9.5)	—	—	—	(9.5)
Repayments of debt	(3.9)	(7.1)	(0.7)	—	—	(11.7)
Treasury stock purchases	(0.2)	—	—	—	—	(0.2)
Distribution of merger consideration	(4.3)	—	—	—	—	(4.3)
Debt financing fees	—	(11.3)	—	—	—	(11.3)
Distributions to noncontrolling interests	—	—	—	(8.5)	—	(8.5)
Stockholder contribution	—	—	—	0.3	—	0.3
Other	(0.8)	—	—	—	—	(0.8)

Cash used in financing activities	(9.2)	(23.1)	(0.7)	(8.2)	—	(41.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.8)	—	(3.8)

Net change in cash and cash equivalents	(46.8)	1.0	0.1	22.3	—	(23.4)
Cash and cash equivalents, beginning of period	81.4	—	—	49.8	—	131.2

Cash and cash equivalents, end of period	$34.6	$1.0	$0.1	$72.1	$—	$107.8

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from operating activities:
Net income (loss)	$36.6	$37.6	$14.3	$65.3	$(108.9)	$44.9
Less: income (loss) from discontinued operations, net of tax	—	—	—	8.2	—	8.2

Income (loss) from continuing operations	36.6	37.6	14.3	57.1	(108.9)	36.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	56.9	18.2	6.5	—	81.6
Loss on early extinguishment of debt	—	11.0	—	—	—	11.0
Stock-based compensation	—	28.7	—	—	—	28.7
Deferred financing fees	—	17.1	—	—	—	17.1
Provision (benefit) for losses on trade accounts receivable	—	1.0	(0.1)	0.6	—	1.5
Change in control transaction fees	—	27.7	—	—	—	27.7
Equity in net income of affiliates, net of dividends	—	(1.0)	—	(2.5)	—	(3.5)
Deferred taxes	—	7.9	0.5	4.3	—	12.7
Loss (gain) on sale or exchange of property	—	(3.9)	—	0.1	—	(3.8)
Other	(0.3)	(0.4)	—	0.1	0.1	(0.5)
Equity in net (income) loss from subsidiaries	(37.6)	(71.3)	—	—	108.9	—
Dividends received from subsidiaries	1,087.2	23.4	—	—	(1,110.6)	—
Changes in assets and liabilities:
Trade accounts receivable	—	(5.3)	(4.2)	(3.1)	—	(12.6)
Other current and long-term assets	34.2	(20.7)	(15.4)	(0.5)	0.3	(2.1)
Trade accounts payable	—	4.8	5.4	(1.2)	—	9.0
Other current and long-term liabilities	0.8	11.8	(6.8)	(4.4)	(0.3)	1.1

Cash provided by (used in) operating activities of continuing operations	1,120.9	125.3	11.9	57.0	(1,110.5)	204.6
Cash used in operating activities of discontinued operations	—	—	—	(4.2)	—	(4.2)

Cash provided by (used in) operating activities	1,120.9	125.3	11.9	52.8	(1,110.5)	200.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows—Predecessor—Continued

For the Twelve Months Ended December 31, 2010

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(26.0)	(11.9)	(8.9)	—	(46.8)
Investments in trading securities	—	(1.3)	—	—	—	(1.3)
Proceeds from sale of trading securities	—	1.3	—	—	—	1.3
Proceeds from sale and redemption of investments in available-for-sale securities	114.4	—	—	—	—	114.4
Proceeds from held-to-maturity securities	—	—	—	4.9	—	4.9
Proceeds from sale of assets of discontinued operations	—	—	—	10.6	—	10.6
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	(3.1)	—	(14.0)	3.1	(14.0)
Other	—	16.5	—	0.3	(15.5)	1.3

Cash provided by (used in) investing activities	114.4	(12.6)	(11.9)	(7.1)	(12.4)	70.4
Cash flows from financing activities:
Proceeds from senior secured term loan	—	950.0	—	—	—	950.0
Proceeds from issuance of 11.375% notes	—	645.0	—	—	—	645.0
Proceeds from RFC loan	16.7	—	—	—	—	16.7
Proceeds from revolving line of credit	—	15.0	—	—	—	15.0
Repayments of debt	(89.1)	(520.4)	—	(15.5)	15.5	(609.5)
Treasury stock purchases	(5.4)	—	—	—	—	(5.4)
Distribution of merger consideration	(1,178.6)	—	—	—	—	(1,178.6)
Debt financing fees	—	(85.5)	—	—	—	(85.5)
Change in control transaction fees	—	(27.7)	—	—	—	(27.7)
Dividends to Parent	—	(1,087.2)	—	(23.4)	1,110.6	—
Distributions to noncontrolling interests	—	—	—	(8.6)	—	(8.6)
Other	0.1	(1.9)	—	3.1	(3.2)	(1.9)

Cash provided by (used in) financing activities	(1,256.3)	(112.7)	—	(44.4)	1,122.9	(290.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.8	—	1.8

Net change in cash and cash equivalents	(21.0)	—	—	3.1	—	(17.9)
Cash and cash equivalents, beginning of period	102.4	—	—	46.7	—	149.1

Cash and cash equivalents, end of period	$81.4	$—	$—	$49.8	$—	$131.2

26. Subsequent Event

On February 5, 2013, the Company signed amendment No. 4 to its senior secured credit facility, which will be effective March 1, 2013. The amendment, among other things, lowered the floor on the term loan from 1.50% to 1.25%, lowered the margin on the term loan from 4.00% to 3.00%, extended the term loan maturity date one year to February 2019, delayed the first required excess cash payments until 2014, and relaxed certain covenant requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets—December 31, 2012 and 2011;

•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule I—Condensed Financial Information of TransUnion Holding Company, Inc.

•	Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

(3)	Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 158 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 2013.

TransUnion Holding Company, Inc.

By:	/s/ Samuel A. Hamood
Samuel A. Hamood Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 20, 2013.

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
Siddharth N. (Bobby) Mehta

2012 Form 10-K

EXHIBIT INDEXi

TransUnion Holding Company, Inc.

Exhibit No.	Exhibit Name

2.1	Agreement and Plan of Merger dated as of February 17, 2012 by and among TransUnion Holding Company, Inc. (formerly Spartan Parent Holdings Inc.), Spartan Acquisition Sub Inc., TransUnion Corp., MDCPVI TU Holdings, LLC (as stockholder representative), and certain limited Guarantors. (Incorporated by reference herein from the Annual Report on Form 10-K (Exhibit 2.1) filed by TransUnion Corp. for the year ended December 31, 2011).

2.2	First Amendment to Agreement and Plan of Merger entered into and effective as of April 29, 2012 made by and among TransUnion Holding Company, Inc. (formerly Spartan Parent Holdings Inc.), Spartan Acquisition Sub Inc., TransUnion Corp., MDCPVI TU Holdings, LLC (as stockholder representative), and certain limited Guarantors. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Corp. on April 30, 2012).

3.1**	Amended and Restated Certificate of Incorporation of TransUnion Corp. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 3.1) filed by TransUnion Corp. on April 30, 2012).

3.2**	Amended and Restated Bylaws of TransUnion Corp. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 3.2) filed by TransUnion Corp. on April 30, 2012).

3.3*	Amended and Restated Certificate of Incorporation of TransUnion Holding Company, Inc. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 3.1) filed by TransUnion Holding Company, Inc. on July 21, 2012).

3.4*	Bylaws of TransUnion Holding Company, Inc. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 3.2) filed by TransUnion Holding Company, Inc. on July 21, 2012).

4.1	Indenture dated as of June 15, 2010 among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11 3/8% Senior Notes due 2018. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.1) filed by TransUnion Corp. on March 1, 2011).

4.2	First Supplemental Indenture dated as of February 27, 2012, among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11 3/8% Senior Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 4.1) filed by TransUnion Corp. on February 28, 2012).

4.3	Form of 11 3/8% Senior Notes due 2018. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.2) filed by TransUnion Corp. on March 1, 2011).

4.4*	Indenture dated as of March 21, 2012 among TransUnion Holding Company, Inc. and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes Due 2018. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.1) filed by TransUnion Holding Company, Inc. on July 21, 2012).

4.5*	First Supplemental Indenture dated as of October 22, 2012, among TransUnion Holding Company, Inc., and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Holding Company, Inc. on October 23, 2012).

Exhibit No.	Exhibit Name

4.6*	Form of TransUnion Holding Company, Inc. 9.625%/10.375% Senior PIK Toggle Notes Due 2018, Series B. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 4.2) filed by TransUnion Holding Company, Inc. on July 21, 2012).

4.7*	Indenture dated as of November 1, 2012 between TransUnion Holding Company, Inc., and Wells Fargo Bank, National Association, as Trustee, for the creation of an issue of $400,000,000 aggregate principal amount of 8.125%/8.875% Senior PIK Toggle Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 4.1) filed by TransUnion Holding Company, Inc. on November 6, 2012).

4.8*	Exchange and Registration Rights Agreement of TransUnion Holding Company, Inc. for the 8.125%/8.875% Senior PIK Toggle Notes due 2018. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 4.2) filed by TransUnion Holding Company, Inc. on November 6, 2012).

10.1	Amended and Restated Credit Agreement dated as of February 10, 2011 among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Trust Company Americas, as Administrative and Collateral Agent, Deutsche Bank Trust Company Americas, as L/C Issuer and Swing Line Lender, the Other Lenders party thereto from time to time, Bank of America, N.A., as Syndication Agent, Credit Suisse Securities (USA) LLC and Suntrust Bank, as TL Documentation Agents, U.S. Bank National Association, as RC Documentation Agent, and The Governor and Company of the Bank of Ireland, as Senior Managing Agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner and Smith, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.1) filed by TransUnion Corp. on March 1, 2011).

10.2	Amendment No. 2 to Credit Agreement, dated as of February 27, 2012, by and among TransUnion Corp., Trans Union LLC, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and each other Lender. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Corp. on March 2, 2012).

10.3	Amendment No. 3 to Credit Agreement, dated as of April 17, 2012, by and among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, each as lead arrangers, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and each other Lender. (Incorporated by reference herein from the Current Report on Form 8-K (Exhibit 10.1) filed by TransUnion Corp. on April 20, 2012).

10.4*	TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012). (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.1) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.5	Major Stockholders’ Agreement made as of April 30, 2012, among TransUnion Holding Company, Inc., the Advent Investor, the GS Investors, and any other Person who becomes a party thereto. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.3) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.6	Stockholders’ Agreement made as of April 30, 2012, among TransUnion Holding Company, Inc., the members of the management or other key persons of TransUnion Holding Company, Inc. or of TransUnion Corp., that are signatories thereto, any other person who becomes a party thereto, and the GS Investors and the Advent Investor (for specific purposes). (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.4) filed by TransUnion Holding Company, Inc. on July 21, 2012).

Exhibit No.	Exhibit Name

10.7	Registration Rights Agreement dated as of April 30, 2012, by and among TransUnion Holding Company, Inc., the Advent Investors (as defined therein), the GS Investors (as defined therein), certain Key Individuals (as defined therein) and any other person who becomes a party thereto. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.5) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.8*	Form of Director Indemnification Agreement for directors of TransUnion Holding Company, Inc. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.6) filed by TransUnion Holding Company, Inc. on July 21, 2012).

10.9	Form of Severance and Restrictive Covenant Agreement with Executive Officers of the Registrants. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.5) filed by TransUnion Corp. on March 1, 2011).

10.10	Employment Agreement with Siddharth N. (Bobby) Mehta the President and Chief Executive Officer of the Registrants dated October 3, 2007. (Incorporated by reference herein from the Registration Statement on Form S-4 (Exhibit 10.6) filed by TransUnion Corp. on March 1, 2011).

10.11	Amendment to Employment Agreement of Siddharth N. (Bobby) Mehta the President and Chief Executive Officer of the Registrants dated December 6, 2012. ***

10.12*	Consulting Agreement with Siddharth N. (Bobby) Mehta dated December 6, 2012. ***

10.13*	Amendment dated December 6, 2012 to the Stockholders’ Agreement of TransUnion Holding Company, Inc. made as of April 30, 2012 with Siddharth N. (Bobby) Mehta. ***

10.14*	Stock Repurchase Agreement dated December 6, 2012 between Siddharth N. (Bobby) Mehta and TransUnion Holding Company, Inc. ***

10.15	Employment Agreement with James M. Peck the President and Chief Executive Officer of the Registrants dated. ***

10.16	Letter Agreement between TransUnion Holding Company, Inc. and Reed Elsevier with respect to the employment of James M. Peck as the President and Chief Executive Officer of the Registrants dated December 6, 2012. ***

10.17	Consulting Agreement dated April 30, 2012 with Goldman Sachs & Co. and Advent International Corporation ***

14	TransUnion Code of Business Conduct dated September 2012.***

21	Subsidiaries of each Registrant. (Incorporated by reference herein from the Annual Report on Form 10-K (Exhibit 21) filed by TransUnion Corp. for the year ended December 31, 2011).

23.1*	Consent of Ernst & Young LLP, independent public accountants, to TransUnion Holding Company, Inc.

23.2**	Consent of Ernst & Young LLP, independent public accountants, to TransUnion Corp.

31.1(a)*	Certification of Principal Executive Officer for TransUnion Holding Company, Inc. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2(a)*	Certification of Principal Financial Officer for TransUnion Holding Company, Inc. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Name

31.1(b)**	Certification of Principal Executive Officer for TransUnion Corp. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.***

31.2(b)**	Certification of Principal Financial Officer for TransUnion Corp. pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.***

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion Holding Company, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.†

32(b)**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.***

99.1*	Separate audited financial statements in accordance with Rule 3-09 of Regulation S-X for Trans Union De Mexico, S.A. for the year ended December 31, 2012

99.2*	Separate audited financial statements in accordance with Rule 3-09 of Regulation S-X for Credit Information Bureau (India) Limited for the year ended March 31, 2013

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

i	Unless specifically noted, each Exhibit described below shall be applicable to both Registrants.
*	Applicable only to TransUnion Holding Company, Inc.
**	Applicable only to TransUnion Corp.
***	Previously filed as an exhibit to the TransUnion Holding Company, Inc. and TransUnion Corp. combined Annual Report on Form 10-K for the year ended December 31, 2012.
†	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.