Form 10-Q
period 2013-06-30
TransUnion Holding Company, Inc.; TRANSUNION CORP.
filed 2013-08-07
CIK 1552033, 1513514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers:

TransUnion Holding Company, Inc. 333-182948

TransUnion Corp. 333-172549

TRANSUNION HOLDING COMPANY, INC.

TRANSUNION CORP.

(Exact name of registrant as specified in its charter)

Delaware	61-1678417
Delaware	74-3135689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 West Adams, Chicago, IL	60661
(Address of principal executive offices)	(Zip code)

312-985-2000

(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

TransUnion Holding Company, Inc.	Yes ☐ No ☒

TransUnion Corp.	Yes ☐ No ☒

(Note: TransUnion Holding Company, Inc.’s obligation to file periodic reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 was suspended automatically on January 1, 2013 and resumed on July 17, 2013, the effective date of its Registration Statement on Form S-4 filed on June 26, 2013. TransUnion Holding Company, Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant would have been required to file such reports) either pursuant to its obligation under Section 15(d) of the Securities Exchange Act of 1934 or as a “voluntary filer” in compliance with the indentures governing its senior indebtedness. TransUnion Corp. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant would have been required to file such reports) as a “voluntary filer” in compliance with the agreements governing its senior indebtedness.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

TransUnion Holding Company, Inc.	Yes ☒ No ☐

TransUnion Corp.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

TransUnion Holding Company, Inc.	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☒	Smaller reporting company	☐

TransUnion Corp.	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

TransUnion Holding Company, Inc.	Yes ☐ No ☒

TransUnion Corp.	Yes ☐ No ☒

The number of shares of registrants’ common stock outstanding as of July 31, 2013:

TransUnion Holding Company, Inc. common stock outstanding: 109,834,808

TransUnion Corp. common stock outstanding: 100

Explanatory Note

This Quarterly Report on Form 10-Q is a combined report being filed separately by TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp. (“TransUnion Corp”), a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to “Company,” “we,” “us,” and “our” refers to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp, or to TransUnion Corp and its subsidiaries for periods prior to the formation of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both Companies, such information has been combined. Where information is not substantially the same for both Companies, we have provided separate information. In addition, separate financial statements for each Company are included in Part I, Item 1, “Financial Statements.”

We operate TransUnion Holding and TransUnion Corp as one business, with one management team. Management believes combining the Quarterly Reports on Form 10-Q of TransUnion Holding and TransUnion Corp provides the following benefits:

•	Enhances investors’ understanding of TransUnion Holding and TransUnion Corp by enabling investors to view the business as a whole, the same manner as management views and operates the business;

•	Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the disclosures apply to both TransUnion Holding and TransUnion Corp; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

TransUnion Holding acquired 100% of the outstanding stock of TransUnion Corp on April 30, 2012. Substantially all of TransUnion Corp’s net assets are owned by TransUnion Holding and substantially all of TransUnion Holding’s operations are conducted by TransUnion Corp.

TRANSUNION HOLDING COMPANY, INC. AND TRANSUNION CORP.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	June 30, 2013	December 31, 2012
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$130.2	$154.3
Trade accounts receivable, net of allowance of $1.0 and $1.7	179.4	163.6
Other current assets	76.5	82.7

Total current assets	386.1	400.6
Property, plant and equipment, net of accumulated depreciation and amortization of $48.2 and $26.4	108.9	121.2
Other marketable securities	10.9	11.4
Goodwill	1,792.9	1,804.2
Other intangibles, net of accumulated amortization of $153.7 million and $86.6 million	1,848.9	1,911.6
Other assets	127.4	129.8

Total assets	$4,275.1	$4,378.8

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$80.9	$78.4
Current portion of long-term debt	9.5	10.6
Other current liabilities	107.9	129.3

Total current liabilities	198.3	218.3
Long-term debt	2,657.2	2,670.3
Other liabilities	656.3	679.4

Total liabilities	3,511.8	3,568.0
Redeemable noncontrolling interests	20.4	14.7
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at June 30, 2013, 110.2 million and 110.2 million shares issued at June 30, 2013 and December 31, 2012, respectively, and 109.8 million shares and 110.1 million shares outstanding as of June 30, 2013 and December 31, 2012, respectively	1.1	1.1
Additional paid-in capital	1,113.2	1,109.4
Treasury stock at cost; 0.4 million shares at June 30, 2013 and 0.1 million shares at December 31, 2012	(2.7)	(0.7)
Retained earnings (accumulated deficit)	(396.8)	(382.6)
Accumulated other comprehensive income (loss)	(61.8)	(24.4)

Total TransUnion Holding Company, Inc. stockholders’ equity	653.0	702.8
Noncontrolling interests	89.9	93.3

Total stockholders’ equity	742.9	796.1

Total liabilities and stockholders’ equity	$4,275.1	$4,378.8

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,	From the Date of Inception Through June 30,
	2013	2012	2013	2012
Revenue	$300.8	$190.9	$591.3	$190.9
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	121.3	74.6	239.0	74.6
Selling, general and administrative	94.8	50.8	178.2	50.8
Depreciation and amortization	45.2	29.0	90.5	29.0

Total operating expenses	261.3	154.4	507.7	154.4
Operating income	39.5	36.5	83.6	36.5
Non-operating income and expense
Interest expense	(49.2)	(33.3)	(99.0)	(34.8)
Interest income	0.2	0.1	0.5	0.1
Other income and (expense), net	1.5	(7.8)	0.9	(14.8)

Total non-operating income and expense	(47.5)	(41.0)	(97.6)	(49.5)
Income (loss) from operations before income taxes	(8.0)	(4.5)	(14.0)	(13.0)
Benefit (provision) for income taxes	1.9	2.2	2.7	2.2

Net Income (loss)	(6.1)	(2.3)	(11.3)	(10.8)
Less: net income attributable to the noncontrolling interests	(1.7)	(1.2)	(2.9)	(1.2)

Net income (loss) attributable to TransUnion Holding Company Inc.	$(7.8)	$(3.5)	$(14.2)	$(12.0)

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30	From the Date of Inception Through June 30,
	2013	2012	2013	2012
Net income (loss)	$(6.1)	$(2.3)	$(11.3)	$(10.8)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(26.3)	(6.4)	(43.7)	(6.4)
Net unrealized gain (loss) on hedges	2.9	(2.0)	3.1	(2.0)

Total other comprehensive income (loss), net of tax	(23.4)	(8.4)	(40.6)	(8.4)
Comprehensive income (loss)	(29.5)	(10.7)	(51.9)	(19.2)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.7	(0.4)	0.3	(0.4)

Comprehensive income (loss) attributable to TransUnion Holding Company, Inc.	$(28.8)	$(11.1)	$(51.6)	$(19.6)

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended June 30, 2013	From the Date of Inception Through June 30, 2012
Cash flows from operating activities:
Net income (loss)	$(11.3)	$(10.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90.5	29.0
Deferred financing fees	5.2	0.5
Stock-based compensation	3.5	0.4
Provision for losses on trade accounts receivable	0.4	0.1
Equity in net income of affiliates, net of dividends	—	3.8
Deferred taxes	(10.1)	(6.1)
Amortization of senior notes purchase accounting fair value adjustment and note discount	(8.4)	(2.6)
Loss (gain) on sale of assets	(1.3)	—
Other	(0.1)	0.2
Changes in assets and liabilities:
Trade accounts receivable	(12.2)	(9.1)
Other current and long-term assets	1.1	(79.4)
Trade accounts payable	9.2	(5.2)
Other current and long-term liabilities	(19.2)	(5.4)

Cash provided by (used in) operating activities	47.3	(84.6)
Cash flows from investing activities:
Capital expenditures for property and equipment	(30.2)	(7.4)
Proceeds from sale of trading securities	2.2	—
Investments in trading securities	(1.4)	(0.1)
Acquisition of TransUnion Corp., net of cash acquired	—	(1,485.9)
Other acquisitions and purchases of noncontrolling interests, net of cash acquired	(30.3)	(10.5)
Proceeds from sale of other assets	4.2	—
Other	1.1	—

Cash used in investing activities	(54.4)	(1,503.9)
Cash flows from financing activities:
Proceeds from 9.625% notes	—	600.0
Proceeds from senior secured credit facility	923.4	—
Extinguishment of senior secured credit facility	(923.4)	—
Repayments of debt	(5.8)	(2.4)
Proceeds from issuance of common stock	0.3	1,094.2
Debt financing fees	(3.7)	(16.3)
Treasury stock purchases	(2.0)	—
Distributions to noncontrolling interests	(1.1)	(0.3)
Other	0.1	0.1

Cash (used in) provided by financing activities	(12.2)	1,675.3
Effect of exchange rate changes on cash and cash equivalents	(4.8)	(0.8)

Net change in cash and cash equivalents	(24.1)	86.0
Cash and cash equivalents, beginning of period	154.3	—

Cash and cash equivalents, end of period	$130.2	$86.0

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

(in millions)

	Common Stock		Paid-In	Treasury	Retained Earnings (Accumulated	Accumulated Other Comp Income	Non-controlling		Redeemable Non- controlling Interests (Temporary
	Shares	Amount	Capital	Stock	Deficit)	(Loss)	Interests	Total	Equity)
Balance, December 31, 2012	110.1	$1.1	$1,109.4	$(0.7)	$(382.6)	$(24.4)	$93.3	$796.1	$14.7
Net income (loss)					(14.2)		2.8	(11.4)	0.1
Other comprehensive income (loss)						(37.4)	(1.4)	(38.8)	(1.8)
Acquisition of Brazil subsidiary								—	7.6
Distributions to noncontrolling interests							(0.9)	(0.9)	(0.2)
Stock-based compensation			3.5					3.5
Issuance of stock			0.3					0.3
Treasury stock purchased	(0.3)			(2.0)				(2.0)
Purchase accounting adjustments related to acquisition of TransUnion Corp. subsidiaries							(3.3)	(3.3)
Disposal of noncotrolling interests							(0.6)	(0.6)

Balance, June 30, 2013	109.8	$1.1	$1,113.2	$(2.7)	$(396.8)	$(61.8)	$89.9	$742.9	$20.4

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share data)

	Successor June 30, 2013	Successor December 31, 2012
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$130.2	$154.3
Trade accounts receivable, net of allowance of $1.0 and $1.7	179.4	163.6
Other current assets	43.6	58.7

Total current assets	353.2	376.6
Property, plant and equipment, net of accumulated depreciation and amortization of $48.2 and $26.4	108.9	121.2
Other marketable securities	10.9	11.4
Goodwill	1,792.9	1,804.2
Other intangibles, net of accumulated amortization of $153.7 million and $86.6 million	1,848.9	1,911.6
Other assets	96.2	95.7

Total assets	$4,211.0	$4,320.7

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$80.7	$77.5
Current portion of long-term debt	9.5	10.6
Other current liabilities	89.6	107.0

Total current liabilities	179.8	195.1
Long-term debt	1,659.0	1,672.3
Other liabilities	646.6	667.4

Total liabilities	2,485.4	2,534.8
Redeemable noncontrolling interests	20.4	14.7
Stockholders’ equity:
Preferred stock, $0.01 par value; 0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; one thousand shares authorized, one hundred shares issued at June 30, 2013, and December 31, 2012; one hundred shares outstanding as of June 30, 2013, and December 31, 2012	—	—
Additional paid-in capital	1,690.7	1,687.2
Treasury stock at cost; 0 shares at June 30, 2013, and December 31, 2012	—	—
Retained earnings	(13.6)	15.1
Accumulated other comprehensive income (loss)	(61.8)	(24.4)

Total TransUnion Corp. stockholders’ equity	1,615.3	1,677.9
Noncontrolling interests	89.9	93.3

Total stockholders’ equity	1,705.2	1,771.2

Total liabilities and stockholders’ equity	$4,211.0	$4,320.7

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in millions)

	Successor			Predecessor
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Two Months Ended June 30, 2012	One Month Ended April 30, 2012	Four Months Ended April 30, 2012
Revenue	$300.8	$591.3	$190.9	$92.4	$373.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	121.3	239.0	74.6	57.0	172.0
Selling, general and administrative	94.5	177.5	50.3	93.9	172.0
Depreciation and amortization	45.2	90.5	29.0	7.3	29.2

Total operating expenses	261.0	507.0	153.9	158.2	373.2
Operating income (loss)	39.8	84.3	37.0	(65.8)	(0.2)
Non-operating income and expense
Interest expense	(25.2)	(51.0)	(18.4)	(9.8)	(40.5)
Interest income	0.2	0.5	0.1	0.2	0.6
Other income and (expense), net	1.6	0.9	0.4	(20.9)	(23.8)

Total non-operating income and expense	(23.4)	(49.6)	(17.9)	(30.5)	(63.7)
Income (loss) from continuing operations before income taxes	16.4	34.7	19.1	(96.3)	(63.9)
(Provision) benefit for income taxes	(4.5)	(11.4)	(8.3)	31.8	11.5

Net income (loss)	11.9	23.3	10.8	(64.5)	(52.4)
Less: net income attributable to noncontrolling interests	(1.7)	(2.9)	(1.2)	(0.6)	(2.5)

Net income (loss) attributable to TransUnion Corp.	$10.2	$20.4	$9.6	$(65.1)	$(54.9)

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Successor			Predecessor
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Two Months Ended June 30, 2012	One Month Ended April 30, 2012	Four Months Ended April 30, 2012
Net income (loss)	$11.9	$23.3	$10.8	$(64.5)	$(52.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(26.3)	(43.7)	(6.4)	(2.9)	2.5
Net unrealized gain (loss) on hedges	2.9	3.1	(2.0)	—	—

Total other comprehensive income (loss), net of tax	(23.4)	(40.6)	(8.4)	(2.9)	2.5
Comprehensive income (loss)	(11.5)	(17.3)	2.4	(67.4)	(49.9)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.7	0.3	(0.4)	(0.1)	(2.8)

Comprehensive income (loss) attributable to TransUnion Corp.	$(10.8)	$(17.0)	$2.0	$(67.5)	$(52.7)

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Successor		Predecessor
	Six Months Ended June 30, 2013	Two Months Ended June 30, 2012	Four Months Ended April 30, 2012
Cash flows from operating activities:
Net income (loss)	$23.3	$10.8	$(52.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in control transaction fees	—	0.3	20.9
Depreciation and amortization	90.5	29.0	29.2
Deferred financing fees	2.4	—	3.9
Amortization of senior notes purchase accounting fair value adjustment	(8.5)	(2.6)	—
Stock-based compensation	3.5	—	2.0
Provision for losses on trade accounts receivable	0.4	0.1	3.1
Equity in net income of affiliates, net of dividends	—	3.8	(3.7)
Deferred taxes	3.2	3.5	(18.3)
Loss (gain) on sale of assets	(1.3)	—	0.1
Other	(0.1)	0.3	(0.7)
Changes in assets and liabilities:
Trade accounts receivable	(12.2)	(9.1)	(24.7)
Other current and long-term assets	(1.2)	1.3	1.5
Trade accounts payable	9.4	(5.3)	1.6
Other current and long-term liabilities	(15.2)	(20.8)	89.9

Cash provided by operating activities	94.2	11.3	52.4
Cash flows from investing activities:
Capital expenditures for property and equipment	(30.2)	(7.4)	(20.4)
Proceeds from sale of trading securities	2.2	—	1.1
Investments in trading securities	(1.4)	(0.1)	(1.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(30.3)	(10.5)	(0.1)
Proceeds from sale of other assets	4.2	—	0.2
Other	1.1	—	0.7

Cash used in investing activities	(54.4)	(18.0)	(19.6)
Cash flows from financing activities:
Proceeds from senior secured credit facility	923.4	—	—
Extinguishment of senior secured credit facility	(923.4)	—	—
Repayments of debt	(5.8)	(2.4)	(14.6)
Debt financing fees	(3.2)	—	(6.1)
Distribution of merger consideration	—	—	(1.3)
Change in control transaction fees	—	(0.3)	(20.9)
Distributions to noncontrolling interests	(1.1)	(0.3)	(0.4)
Dividends to TransUnion Holding	(49.1)	—	—
Other	0.1	0.1	(1.7)

Cash used in financing activities	(59.1)	(2.9)	(45.0)
Effect of exchange rate changes on cash and cash equivalents	(4.8)	(0.8)	0.8

Net change in cash and cash equivalents	(24.1)	(10.4)	(11.4)
Cash and cash equivalents, beginning of period	154.3	96.4	107.8

Cash and cash equivalents, end of period	$130.2	$86.0	$96.4

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

(in millions)

	Common Stock		Paid-In	Treasury	Retained Earnings (Accumulated	Accumulated Other Comp	Non-controlling		Redeemable Non- controlling Interests (Temporary
	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Interests	Total	Equity)
Successor balance, December 31, 2012	—	$—	$1,687.2	$—	$15.1	$(24.4)	$93.3	$1,771.2	$14.7
Net income (loss)					20.4		2.8	23.2	0.1
Other comprehensive income (loss)						(37.4)	(1.4)	(38.8)	(1.8)
Acquisition of Brazil subsidiary								—	7.6
Distributions to noncontrolling interests							(0.9)	(0.9)	(0.2)
Stock-based compensation			3.5					3.5
Dividends to TransUnion Holding					(49.1)			(49.1)
Purchase accounting adjustments related to acquisition of TransUnion Corp. subsidiaries							(3.3)	(3.3)
Disposal of noncotrolling interests							(0.6)	(0.6)

Balance, June 30, 2013	—	$—	$1,690.7	$—	$(13.6)	$(61.8)	$89.9	$1,705.2	$20.4

See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES

TRANSUNION CORP. AND SUBSIDIARIES

Combined Notes to Unaudited Consolidated Financial Statements

1. Significant Accounting and Reporting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report being filed separately by TransUnion Holding Company, Inc. (“TransUnion Holding”) and TransUnion Corp. (“TransUnion Corp), a direct 100% owned subsidiary of TransUnion Holding. Unless the context indicates otherwise, any reference in this report to “Company,” “we,” “us,” and “our” refers to TransUnion Holding and its direct and indirect subsidiaries, including TransUnion Corp, or to TransUnion Corp and its subsidiaries for periods prior to the formation of TransUnion Holding. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, TransUnion Holding and TransUnion Corp are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant and, therefore, makes no representation as to any such information. Where the information provided is substantially the same for both Companies, such information has been combined in this Quarterly Report on Form 10-Q. Where information is not substantially the same for both Companies, we have provided separate information. In addition, separate financial statements for each Company are included in Part I, Item 1, “Financial Statements.”

The accompanying unaudited consolidated financial statements of TransUnion Holding and TransUnion Corp have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results of TransUnion Holding and TransUnion Corp for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of TransUnion Holding and TransUnion Corp as of and for the period ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2013.

2012 Change in Control Transaction

TransUnion Holding was formed by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs & Co. (“GSC”) on February 15, 2012 as a vehicle to acquire 100% of the outstanding common stock of TransUnion Corp. On April 30, 2012, pursuant to an Agreement and Plan of Merger, TransUnion Holding acquired TransUnion Corp. To partially fund the acquisition, TransUnion Holding issued $600.0 million aggregate principal amount of 9.625%/10.375% senior PIK toggle notes due 2018 (9.625% notes). We refer to these transactions collectively as the “2012 Change in Control Transaction.”

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value on the acquirer’s books to reflect the purchase price. Under the guidance provided by the SEC Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” the fair value adjustments of the assets acquired and liabilities assumed have also been pushed-down and recorded on TransUnion Corp’s books.

TransUnion Corp continues to operate as the same legal entity subsequent to the 2012 Change in Control Transaction. On TransUnion Corp’s financial statements, periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp prior to the 2012 Change in Control Transaction (referred to herein as the “Predecessor”) and periods after April 30, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp after the 2012 Change in Control Transaction (referred to herein as the “Successor”). Periods after the 2012 Change in Control Transaction are not comparable to prior periods due primarily to additional amortization of intangibles resulting from the fair value adjustments of the assets acquired and liabilities assumed.

Principles of Consolidation

The consolidated financial statements of TransUnion Holding include the accounts of TransUnion Holding and its 100% owned subsidiary, TransUnion Corp. The consolidated financial statements of TransUnion Corp include the accounts of TransUnion Corp and all of its majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which the Company has at least a 20% ownership interest, or where it is able to exercise significant influence, are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which the Company has less than a 20% ownership interest, or where it is not able to exercise significant influence, are accounted for using the cost method and periodically reviewed for impairment.

Subsequent Events

Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or notes to the financial statements.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income, however it increases disclose requirements for amounts that are reclassified out of accumulated other comprehensive income into net income. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. This guidance was adopted by the Company effective January 1, 2013, and did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Pornouncements Not Yet Adopted

On July 18, 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The objective of ASU 2013-11 is to eliminate the diversity in practice of how companies present unrecognized tax benefits under these circumstances. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact the adoption of ASU 2013-11 will have on our presentation of unrecognized tax benefits.

2. 2012 Change in Control Transaction

On April 30, 2012, pursuant to the Merger Agreement, TransUnion Corp was acquired by affiliates of Advent and GSC for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt. As a result, TransUnion Corp became a wholly-owned subsidiary of TransUnion Holding. In connection with the acquisition, all existing stockholders of TransUnion Corp received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. To partially fund the acquisition, TransUnion Holding issued $600 million aggregate principal amount of the 9.625% notes. At that time, TransUnion Holding was owned 49.5% by affiliates of Advent, 49.5% by affiliates of GSC and 1% by members of management.

Purchase Price Allocation

The fair value of identifiable intangible assets acquired and liabilities assumed was based on many factors including an analysis of historical financial performance and estimates of future performance, and was determined using analytical approaches appropriate to the facts and circumstances, including discounted cash flow and market-based approaches. The allocation of the purchase price to the identifiable assets acquired and liabilities assumed as of April 30, 2012, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$162.4
Property and equipment	112.9
Identifiable intangible assets	1,986.4
Goodwill(1)	1,794.8
All other assets	302.3

Total assets acquired	$4,358.8
Existing debt (including fair value adjustment)	(1,710.8)
All other liabilities	(945.4)
Noncontrolling interests	(109.9)

Net assets of acquired company	$1,592.7

(1)	For tax purposes, $128.8 million of goodwill is tax deductible.

The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price of TransUnion Corp exceeded the fair value of the net assets acquired due primarily to growth opportunities and operational efficiencies.

Identifiable Intangible Assets

The fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Database and credit files	$765.0	15 years
Technology and software	364.6	7 years
Trade names and trademarks	546.1	40 years
Customer relationships	308.0	20 years
Other	2.7	5 years

Total identifiable intangible assets	$1,986.4

The weighted-average useful life of identifiable intangible assets is approximately 21.2 years.

3. Fair Value

The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2013:

(in millions)	Total	Level 1	Level 2	Level 3
Trading securities	$10.9	$10.9	$—	$—
Interest rate swaps	(1.0)	—	(1.0)	—

Total financial instruments at fair value	$9.9	$10.9	$(1.0)	$—

Level 1 investments consist of exchange-traded mutual funds and publicly traded equity investments valued at their current market prices, with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants and are included in other marketable securities on our balance sheet. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. Level 2 investments consist of interest rate swaps that are further discussed in Note 9, “Debt.” We determined the fair value of the interest rate swaps using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. At June 30, 2013, we did not have any investments valued using Level 3 inputs.

4. Other Current Assets

TransUnion Holding

Other current assets consisted of the following:

(in millions)	TransUnion Holding June 30, 2013	TransUnion Holding December 31, 2012
Deferred income tax assets	$32.4	$36.3
Prepaid expenses	30.1	33.8
Income taxes receivable	6.5	4.7
Deferred financing fees	6.2	5.7
Other	1.3	2.2

Total other current assets	$76.5	$82.7

TransUnion Corp

Other current assets consisted of the following:

(in millions)	TransUnion Corp Successor June 30, 2013	TransUnion Corp Successor December 31, 2012
Prepaid expenses	$30.1	$33.8
Deferred financing fees	0.2	—
Deferred income tax assets	4.0	18.9
Income taxes receivable	4.7	3.8
Receivable from TransUnion Holding	3.6	0.3
Other	1.0	1.9

Total other current assets	$43.6	$58.7

Deferred income tax assets decreased $14.9 million from December 31, 2012, due primarily to the utilization of U.S. federal tax loss carryforwards. The receivable from TransUnion Holding represents amounts advanced by TransUnion Corp to TransUnion Holding. This amount eliminates on the TransUnion Holding consolidated balance sheet but does not eliminate on the TransUnion Corp consolidated balance sheet.

5. Other Assets

TransUnion Holding

Other assets consisted of the following:

(in millions)	TransUnion Holding June 30, 2013	TransUnion Holding December 31, 2012
Investments in affiliated companies	$88.6	$88.6
Deferred financing fees	31.7	34.0
Deposits	6.3	6.3
Other	0.8	0.9

Total other assets	$127.4	$129.8

TransUnion Corp

Other assets consisted of the following:

(in millions)	TransUnion Corp Successor June 30, 2013	TransUnion Corp Successor December 31, 2012
Investments in affiliated companies	$88.6	$88.6
Deferred financing fees	0.6	—
Deposits	6.3	6.3
Other	0.7	0.8

Total other assets	$96.2	$95.7

6. Investments in Affiliated Companies

Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services. All of the investments in affiliated companies are owned by TransUnion Corp. TransUnion Holding has no equity method investments other than the equity method investments owned by TransUnion Corp. These investments are included in other assets on the balance sheet.

We use the equity method to account for investments in affiliates where we have at least a 20% ownership interest or where we are able to exercise significant influence. For these investments, we adjust the carrying value for our proportionate share of the affiliates’ earnings, losses and distributions, as well as for purchases and sales of our ownership interest.

We use the cost method to account for all other nonmarketable investments. For these investments, we adjust the carrying value for purchases and sales of our ownership interests.

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment in value has occurred. There were no impairments of investments in affiliated companies taken in the six months ended June 30, 2013 or 2012.

Investments in affiliated companies consisted of the following:

(in millions)	TransUnion Holding and TransUnion Corp Successor June 30, 2013	TransUnion Holding and TransUnion Corp Successor December 31, 2012
Total equity method investments	$80.7	$80.7
Total cost method investments	7.9	7.9

Total investments in affiliated companies	$88.6	$88.6

Earnings from equity method investments, included in other income, and dividends received from equity method investments consisted of the following

(in millions)	TransUnion Holding and TransUnion Corp Successor Six Months Ended June 30, 2013	TransUnion Holding From the Date of Inception through June 30, 2012	TransUnion Corp – Successor Two Months Ended June 30, 2012	TransUnion Corp – Predecessor Four Months Ended April 30, 2012
Earnings from equity method investments	$7.3	$2.4	$2.4	$4.1
Dividends received from equity method investments	$7.4	$6.2	$6.2	$0.4

Under SEC Regulation S-X, Rule 4-08(g), our investments in TransUnion de Mexico, S.A. and Credit Information Bureau (India) Ltd. are considered significant equity method investments for TransUnion Holding, but not for TransUnion Corp. The summarized financial information required by SEC Regulation S-X, Rule 1-02(bb)(2) consisted of the following:

(in millions)	Significant Equity Method Investments Six Months Ended June 30, 2013
Revenue	$27.2
Operating Income	$14.5
Income from continuing operations	$11.9
Net income	$11.9

7. Other Current Liabilities

TransUnion Holding

Other current liabilities consisted of the following:

(in millions)	TransUnion Holding June 30, 2013	TransUnion Holding December 31, 2012
Accrued payroll	$48.0	$64.2
Accrued interest	23.0	25.8
Deferred revenue	8.6	12.5
Accrued employee benefits	7.2	10.6
Accrued liabilities	6.5	5.6
Other	14.6	10.6

Total other current liabilities	$107.9	$129.3

Accrued payroll decreased $16.2 million from year end 2012 due primarily to the payment of accrued 2012 bonuses during the six months ended June 30, 2013.

TransUnion Corp

Other current liabilities consisted of the following:

(in millions)	TransUnion Corp Successor June 30, 2013	TransUnion Corp Successor December 31, 2012
Accrued payroll	$48.0	$64.2
Accrued interest	4.9	3.7
Deferred revenue	8.6	12.5
Accrued liabilities	6.5	5.6
Accrued employee benefits	7.2	10.6
Other	14.4	10.4

Total other current liabilities	$89.6	$107.0

Accrued payroll decreased $16.2 million from year end 2012 due primarily to the payment of accrued 2012 bonuses during the six months ended June 30, 2013.

8. Other liabilities

TransUnion Holding

Other liabilities consisted of the following:

(in millions)	TransUnion Holding June 30, 2013	TransUnion Holding December 31, 2012
Deferred income taxes	$639.0	$657.5
Retirement benefits	10.1	10.0
Unrecognized tax benefits	4.8	4.9
Other	2.4	7.0

Total other liabilities	$656.3	$679.4

Deferred income taxes decreased $18.5 million from year end 2012 due primarily to the amortization and depreciation for financial statements purposes of the purchase price allocation resulting from the 2012 Change in Control Transaction.

TransUnion Corp

Other liabilities consisted of the following:

(in millions)	TransUnion Corp Successor June 30, 2013	TransUnion Corp Successor December 31, 2012
Deferred income taxes	$629.5	$645.8
Retirement benefits	10.1	10.0
Unrecognized tax benefits	4.7	4.8
Other	2.3	6.8

Total other liabilities	$646.6	$667.4

Deferred income taxes decreased $16.3 million from year end 2012 due primarily to the amortization and depreciation for financial statements purposes of the purchase price allocation resulting from the 2012 Change in Control Transaction.

9. Debt

Debt outstanding consisted of the following:

(in millions)	TransUnion Holding June 30, 2013	TransUnion Holding December 31, 2012	TransUnion Corp Successor June 30, 2013	TransUnion Corp Successor December 31, 2012
Senior secured term loan, payable in quarterly installments through February 10, 2019, including variable interest (4.25% at June 30, 2013) at LIBOR or alternate base rate, plus applicable margin	$918.6	$923.4	$918.6	$923.4
Senior secured revolving line of credit, due on February 10, 2017, variable interest (4.63% weighted average at June 30, 2013) at LIBOR or alternate base rate, plus applicable margin	—	—	—	—
11.375% notes—senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum, includes unamortized fair value adjustment at June 30, 2013 of $104.8	749.8	758.4	749.8	758.4
9.625% notes—senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum	600.0	600.0	—	—
8.125% notes—senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, includes original issuance discount at June 30, 2013 of $1.8	398.2	398.0	—	—
Note payable for 2011 acquisition, payable in annual installments through April 15, 2013, excluding imputed interest of 10.0%	—	0.9	—	0.9
Capital lease obligations	0.1	0.2	0.1	0.2

Total debt	$2,666.7	$2,680.9	$1,668.5	$1,682.9
Less short-term debt and current maturities	(9.5)	(10.6)	(9.5)	(10.6)

Total long-term debt	$2,657.2	$2,670.3	$1,659.0	$1,672.3

Interest expense consisted of the following:

(in millions)	TransUnion Holding Six Months Ended June 30, 2013	TransUnion Holding From Inception Date Through June 30, 2012	TransUnion Corp Successor Six Months Ended June 30, 2013	TransUnion Corp Successor Two Months Ended June 30, 2012	TransUnion Corp Predecessor Four Months Ended April 30, 2012
Senior secured term loan	$22.3	$8.8	$22.3	$8.8	$15.6
11.375% notes	28.1	9.6	28.1	9.6	25.1
9.625% notes:	31.0	16.4	—	—	—
8.125 % notes:	17.0	—	—	—	—
Other	0.6	—	0.6	—	(0.2)

Total interest	$99.0	$34.8	$51.0	$18.4	$40.5

TransUnion Holding

9.625% Notes

In connection with the acquisition of TransUnion Corp, on March 21, 2012, TransUnion Holding issued $600.0 million principal amount of 9.625%/10.375% senior unsecured PIK toggle notes (“9.625% notes”) due June 15, 2018. Pursuant to a registration rights agreement, these notes were registered with the SEC. TransUnion Holding is required to pay interest on the 9.625% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the TransUnion Holding will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.

The indenture governing the 9.625% notes contains nonfinancial covenants that include restrictions on our ability to pay dividends or distributions, repurchase equity, prepay junior debt, make certain investments, incur additional debt, issue certain stock, incur liens on property, merge, consolidate or sell certain assets, enter into transactions with affiliates, and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to TransUnion Holding. We are in compliance with all covenants under the indenture.

8.125% Notes

On November 1, 2012, TransUnion Holding issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% notes”) due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. TransUnion Holding is required to pay interest on the 8.125% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case TransUnion Holding will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.

In connection with the issuance of the notes, we entered into a registration rights agreement that required us to exchange the notes for an equal amount of notes registered with the SEC. We filed the Registration Statement on Form S-4 for the notes with the SEC on June 26, 2013, and the related prospectus on July 18, 2013. As of the date of this filing, the exchange offer is still open and will expire on August 15, 2013, unless extended. The terms of the registered notes are substantially identical to the outstanding notes except for the transfer restrictions and registration rights relating to the outstanding notes will not apply to the registered notes.

The indenture governing the 8.125% notes and the nonfinancial covenants are substantially similar to those governing the 9.625% notes. We are in compliance with all covenants under the indenture.

TransUnion Corp

Senior Secured Credit Facility

TransUnion LLC entered into a senior secured credit facility with various lenders that consists of a seven-year $950.0 million senior secured term loan and a $210.0 million senior secured revolving line of credit. Interest rates on the borrowings are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected. On February 5, 2013, TransUnion LLC signed amendment No. 4 to its senior secured credit facility, which became effective March 1, 2013 and expensed $2.4 million of related loan fees. The amendment, among other things, lowered the floor on the term loan from 1.50% to 1.25%, lowered the margin on the term loan from 4.00% to 3.00%, extended the term loan maturity date one year to February 2019, delayed the first required excess cash payments until 2014, and relaxed certain covenant requirements.

With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investments in subsidiaries. The credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test that only applies to periods in which we have outstanding amounts drawn on the revolving line of credit. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The credit facility restrictions and covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all of the covenants under the credit facility.

On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at June 30, 2013 was $487.5 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments as of June 30, 2013, was a liability of $1.0 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of June 30, 2013, of $0.6 million was included in accumulated other comprehensive income (loss). For the six months ended June 30, 2013, there was no ineffectiveness recorded in the statement of income. The cash flows on the hedge instrument began on June 28, 2013, and we do not currently expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

11.375% Notes

In connection with the 2010 Change in Control Transaction, on June 15, 2010, Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation, issued $645.0 million of senior 11.375% notes due June 15, 2018 (“11.375% notes”). The 11.375% notes are guaranteed by TransUnion Corp and certain wholly owned domestic subsidiaries of TransUnion LLC. Pursuant to a registration rights agreement, these notes have been registered with the SEC. As a result of the 2012 Change in Control Transaction, a purchase accounting fair value adjustment increase of $124.2 million was allocated to the senior notes and is being amortized. The indenture governing the 11.375% notes contains nonfinancial covenants that include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The covenants exclude the impact of the purchase accounting fair value adjustment and the increased amortization expense resulting from the 2012 Change in Control Transaction. We are in compliance with all covenants under the indenture.

Fair Value of Debt

The estimated fair values of our 9.625%, 8.125% and 11.375% notes as of June 30, 2013, were $643.5 million, $424.3 million and $716.0 million, respectively, compared to book values of $600.0 million, $398.2 million and $749.8 million, respectively. The fair value of these fixed-rate notes, as determined under Level 2 of the fair-value hierarchy, is measured using quoted market prices. The book value of our variable-rate debt approximates its fair value. The estimated fair value of our debt may not represent the actual settlement value due to redemption premiums and prepayment penalties that we may incur in connection with extinguishing our debt before its stated maturity.

10. Income Taxes

On January 2, 2013, the look-through rule under subpart F of the U.S. Internal Revenue Code was retroactively reinstated to January 1, 2012. Consequently, in the first quarter of 2013, we reversed the tax expense we recorded for Subpart F in 2012 due to the expiration of the look-through rule, resulting in a $4.6 million deferred tax benefit. We also recorded a $5.5 million deferred tax expense under ASC 740-30 for the effect that retroactively reinstating the look-through rule had on our deferred tax liability for pre-acquisition unremitted earnings accumulated as of April 30, 2012.

TransUnion Holding

For the three months ended June 30, 2013, we reported a loss before income taxes and an effective tax benefit rate of 23.8%. This rate was lower than the 35% U.S. federal statutory rate due primarily to the impact of lower foreign tax rates on interim period tax expense. For the three months ended June 30, 2012, we also reported a loss and an effective tax benefit rate of 48.9%. This rate was higher than the statutory rate due primarily to the reversal of a valuation allowance on a net operating loss resulting from the acquisition of TransUnion Corp and the ability to use the loss carryforward against future taxable income.

For the six months ended June 30, 2013, we reported a loss before income taxes and an effective tax benefit rate of 19.3%. This rate was lower than the 35% U.S. federal statutory rate due primarily to the net impact on deferred tax of the look-through rule reinstatement as discussed above, an increase to deferred tax expense from the update of our state income tax rate and the effect of lower foreign tax rates on interim period tax expense. From the date of inception through June 30, 2012, we also reported a loss and an effective tax benefit rate of 16.9%. This rate was lower than the statutory rate due primarily to the application of ASC 740-30 to unremitted foreign earnings and the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction.

The total amount of unrecognized tax benefits as of June 30, 2013, and December 31, 2012, was $4.8 million and $4.9 million, respectively. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes as of June 30, 2013, and December 31, 2012, was $0.6 million and $0.5 million, respectively. There was no significant liability for tax penalties as of June 30, 2013, or December 31, 2012. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

TransUnion Corp

For the three months ended June 30, 2013, the effective tax rate of 27.4% was lower than the 35% U.S. federal statutory rate due primarily to the favorable tax rate differential on foreign earnings. For the six months ended June 30, 2013, the effective tax rate of 32.9% was lower than the statutory rate due primarily to the favorable tax rate differential on foreign earnings partially offset by the increase in our deferred state income tax rate.

For TransUnion Corp Successor, the effective tax rate of 43.5% for the two months ended June 30, 2012, was higher than the 35% U.S. federal statutory rate due primarily to the application of ASC 740-30 to unremitted foreign earnings. For the one month ended April 30, 2012, TransUnion Corp Predecessor reported a loss before income taxes. The effective tax benefit rate for this period of 33.0% was slightly lower than the 35% statutory rate primarily due to the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

For the four months ended April 30, 2012, TransUnion Corp Predecessor reported a loss from before income taxes. The effective tax benefit rate for this period of 18.0% was lower than the 35% statutory rate due primarily to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

The total amount of unrecognized tax benefits as of June 30, 2013, and December 31, 2012, was $4.7 million and $4.8 million, respectively. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes as of June 30, 2013, and December 31, 2012, was $0.6 million and $0.5 million, respectively. There was no significant liability for tax penalties as of June 30, 2013 or December 31, 2012. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.

11. Operating Segments

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

International

The International segment provides services similar to our USIS segment to business customers outside the United States and automotive information and commercial data services to customers in select geographies. Depending on the maturity of the credit economy in each location, services may include credit reports, analytical and decision services, and risk management services. These services are offered to customers in a number of industries, including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered in our Interactive segment, such as credit reports, credit scores and credit monitoring services. The two market groups in the International segment are developed markets, which includes Canada, Hong Kong and Puerto Rico, and emerging markets, which includes South Africa, Mexico, Brazil, the Dominican Republic, India and other emerging markets.

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

Selected financial information consisted of the following:

	TransUnion Corp Successor
	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$187.9	$37.3	$371.6	$80.3
International	61.3	4.1	117.0	6.5
Interactive	51.6	15.9	102.7	31.3
Corporate	—	(17.5)	—	(33.8)

Total	$300.8	$39.8	$591.3	$84.3

	TransUnion Corp Successor		TransUnion Corp Predecessor
	Two Months Ended June 30, 2012		One Month Ended April 30, 2012		Four Months Ended April 30, 2012
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$123.2	$33.2	$57.3	$(22.4)	$238.1	$33.2
International	37.5	3.1	20.0	(9.5)	76.6	5.3
Interactive	30.2	11.1	15.1	3.1	58.3	13.0
Corporate	—	(10.4)	—	(37.0)	—	(51.7)

Total	$190.9	$37.0	$92.4	$(65.8)	$373.0	$(0.2)

On a stand-alone, non-consolidated basis, TransUnion Holding incurred $0.3 million and $0.7 million of Corporate expenses for the three and six months ended June 30, 2013, respectively, and $0.5 million of Corporate expenses for the three months ended June 30, 2012.

A reconciliation of operating income to income from operations before income taxes for the periods ended as presented was as follows:

	TransUnion Corp Successor			TransUnion Corp Predecessor
(in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Two Months Ended June 30, 2012	One Month Ended April 30, 2012	Four Months Ended April 30, 2012
Operating income (loss) from segments	$39.8	$84.3	$37.0	$(65.8)	$(0.2)
Non-operating income and expense	(23.4)	(49.6)	(17.9)	(30.5)	(63.7)

Income (loss) from continuing operations before income taxes	$16.4	$34.7	$19.1	$(96.3)	$(63.9)

Earning from equity method investments included in other income and expense, net, for the periods presented was as follows:

	TransUnion Corp Successor			TransUnion Corp Predecessor
(in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Two Months Ended June 30, 2012	One Month Ended April 30, 2012	Four Months Ended April 30, 2012
U.S. Information Services	$0.4	$0.8	$0.3	$0.1	$0.5
International	3.8	6.5	2.1	0.9	3.6
Interactive	—	—	—	—	—

Total	$4.2	$7.3	$2.4	$1.0	$4.1

TransUnion Holding has no equity method investments other than the equity method investments owned by TransUnion Corp.

12. Financial Statements of Guarantors

As discussed in Note 9, “Debt,” the obligations under the 11.375% notes are unsecured obligations of Trans Union LLC and TransUnion Financing Corporation. However they are guaranteed by TransUnion Corp and certain wholly owned domestic subsidiaries of Trans Union LLC. TransUnion Holding does not guarantee the 11.375% notes. The guarantees of the guarantors are joint, several, full and unconditional. The accompanying consolidating financial information presents the financial position, results of operations and cash flows of the parent guarantor, the issuers, the guarantor subsidiaries as a group, and the non-guarantor subsidiaries as a group. Each entity’s investments in its subsidiaries, if any, are presented under the equity method. The domestic tax provision and related taxes receivable and payable, and the domestic deferred tax assets and liabilities, are prepared on a consolidated basis and are not fully allocated to individual legal entities. As a result, the information presented is not intended to present the financial position or results of operations of those entities on a stand-alone basis.

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Balance Sheet – Successor (Unaudited)

June 30, 2013

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Assets
Current assets:
Cash and cash equivalents	$45.9	$—	$—	$84.3	$—	$130.2
Trade accounts receivable, net	—	107.4	23.9	48.1	—	179.4
Due from (to) affiliates	(37.8)	(81.3)	76.0	61.1	(18.0)	—
Other current assets	(10.7)	48.6	(0.7)	6.4	—	43.6

Total current assets	(2.6)	74.7	99.2	199.9	(18.0)	353.2
Property, plant and equipment, net	—	84.9	7.3	16.7	—	108.9
Other marketable securities	—	10.9	—	—	—	10.9
Goodwill	—	1,145.6	136.2	511.1	—	1,792.9
Other intangibles, net	—	1,584.5	74.6	189.8	—	1,848.9
Other assets	1,606.7	1,064.3	2.5	41.8	(2,619.1)	96.2

Total assets	$1,604.1	$3,964.9	$319.8	$959.3	$(2,637.1)	$4,211.0

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$42.5	$22.8	$15.4	$—	$80.7
Current portion of long-term debt	—	9.5	—	18.0	(18.0)	9.5
Other current liabilities	8.5	58.1	5.2	17.8	—	89.6

Total current liabilities	8.5	110.1	28.0	51.2	(18.0)	179.8
Long-term debt	—	1,659.0	—	6.5	(6.5)	1,659.0
Other liabilities	(19.7)	585.6	2.3	78.4	—	646.6

Total liabilities	(11.2)	2,354.7	30.3	136.1	(24.5)	2,485.4

Redeemable noncontrolling interests	—	—	—	20.4	—	20.4
Total TransUnion Corp. stockholders’ equity	1,615.3	1,610.2	289.5	712.9	(2,612.6)	1,615.3
Noncontrolling interests	—	—	—	89.9	—	89.9

Total stockholders’ equity	1,615.3	1,610.2	289.5	802.8	(2,612.6)	1,705.2

Total liabilities and stockholders’ equity	$1,604.1	$3,964.9	$319.8	$959.3	$(2,637.1)	$4,211.0

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Balance Sheet – Successor (Audited)

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

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income – Successor (Unaudited)

For the Three Months Ended June 30, 2013

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$180.8	$67.6	$67.1	$(14.7)	$300.8
Operating expenses
Cost of services	—	78.6	31.7	20.8	(9.8)	121.3
Selling, general and administrative	—	57.6	19.4	22.7	(5.2)	94.5
Depreciation and amortization	—	35.9	3.3	6.0	—	45.2

Total operating expenses	—	172.1	54.4	49.5	(15.0)	261.0
Operating income	—	8.7	13.2	17.6	0.3	39.8
Non-operating income and expense
Interest expense	—	(25.2)	—	(0.2)	0.2	(25.2)
Interest income	—	0.2	—	0.2	(0.2)	0.2
Other income and (expense), net	11.3	27.9	1.7	0.3	(39.6)	1.6

Total non-operating income and expense	11.3	2.9	1.7	0.3	(39.6)	(23.4)
Income (loss) from operations before income taxes	11.3	11.6	14.9	17.9	(39.3)	16.4
Provision for income taxes	(1.1)	(0.3)	—	(3.1)	—	(4.5)

Net income (loss)	10.2	11.3	14.9	14.8	(39.3)	11.9
Less: net income attributable to noncontrolling interests	—	—	—	(1.7)	—	(1.7)

Net income (loss) attributable to TransUnion Corp.	$10.2	$11.3	$14.9	$13.1	$(39.3)	$10.2

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income – Successor (Unaudited)

For the Three Months Ended June 30, 2013

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$10.2	$11.3	$14.9	$14.8	$(39.3)	$11.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(23.9)	(23.9)	—	(26.3)	47.8	(26.3)
Net unrealized gain on hedges	2.9	2.9	—	—	(2.9)	2.9

Total other comprehensive income (loss), net of tax	(21.0)	(21.0)	—	(26.3)	44.9	(23.4)

Comprehensive income (loss)	(10.8)	(9.7)	14.9	(11.5)	5.6	(11.5)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	0.7	—	0.7

Comprehensive income (loss) attributable to TransUnion Corp.	$(10.8)	$(9.7)	$14.9	$(10.8)	$5.6	$(10.8)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income – Successor (Unaudited)

For the Six Months Ended June 30, 2013

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Revenue	$—	$356.5	$136.0	$129.1	$(30.3)	$591.3
Operating expenses
Cost of services	—	157.8	60.8	40.9	(20.5)	239.0
Selling, general and administrative	—	107.3	39.2	41.4	(10.4)	177.5
Depreciation and amortization	—	71.1	7.2	12.2	—	90.5

Total operating expenses	—	336.2	107.2	94.5	(30.9)	507.0
Operating income	—	20.3	28.8	34.6	0.6	84.3
Non-operating income and expense
Interest expense	—	(51.0)	—	(0.5)	0.5	(51.0)
Interest income	—	0.5	—	0.5	(0.5)	0.5
Other income and (expense), net	25.4	56.2	1.6	(0.3)	(82.0)	0.9

Total non-operating income and expense	25.4	5.7	1.6	(0.3)	(82.0)	(49.6)
Income (loss) from operations before income taxes	25.4	26.0	30.4	34.3	(81.4)	34.7
Provision for income taxes	(5.0)	(0.6)	—	(5.8)	—	(11.4)

Net income (loss)	20.4	25.4	30.4	28.5	(81.4)	23.3
Less: net income attributable to noncontrolling interests	—	—	—	(2.9)	—	(2.9)

Net income (loss) attributable to TransUnion Corp.	$20.4	$25.4	$30.4	$25.6	$(81.4)	$20.4

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income – Successor (Unaudited)

For the Six Months Ended June 30, 2013

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Net income (loss)	$20.4	$25.4	$30.4	$28.5	$(81.4)	$23.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(40.5)	(40.5)	—	(43.7)	81.0	(43.7)
Net unrealized gain on hedges	3.1	3.1	—	—	(3.1)	3.1

Total other comprehensive income (loss), net of tax	(37.4)	(37.4)	—	(43.7)	77.9	(40.6)

Comprehensive income (loss)	(17.0)	(12.0)	30.4	(15.2)	(3.5)	(17.3)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	0.3	—	0.3

Comprehensive income (loss) attributable to TransUnion Corp.	$(17.0)	$(12.0)	$30.4	$(14.9)	$(3.5)	$(17.0)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income – Successor (Unaudited)

For the Two Months Ended June 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$117.0	$42.4	$43.6	$(12.1)	$190.9
Operating expenses
Cost of services	—	51.5	18.0	13.3	(8.2)	74.6
Selling, general and administrative	—	31.2	11.3	11.9	(4.1)	50.3
Depreciation and amortization	—	23.8	3.1	2.1	—	29.0

Total operating expenses	—	106.5	32.4	27.3	(12.3)	153.9
Operating income	—	10.5	10.0	16.3	0.2	37.0
Non-operating income and expense
Interest expense	—	(18.4)	—	(0.1)	0.1	(18.4)
Interest income	—	—	—	0.2	(0.1)	0.1
Other income and (expense), net	14.0	22.2	—	(0.2)	(35.6)	0.4

Total non-operating income and expense	14.0	3.8	—	(0.1)	(35.6)	(17.9)
Income (loss) before income taxes	14.0	14.3	10.0	16.2	(35.4)	19.1
Provision for income taxes	(4.4)	—	—	(3.9)	—	(8.3)

Net income (loss)	9.6	14.3	10.0	12.3	(35.4)	10.8
Less: net income attributable to noncontrolling interests	—	—	—	(1.2)	—	(1.2)

Net income (loss) attributable to TransUnion Corp.	$9.6	$14.3	$10.0	$11.1	$(35.4)	$9.6

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income – Successor (Unaudited)

For the Two Months Ended June 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$9.6	$14.3	$10.0	$12.3	$(35.4)	$10.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(5.6)	(5.6)	—	(6.4)	11.2	(6.4)
Net unrealized loss on hedges	(2.0)	(2.0)	—	—	2.0	(2.0)

Total other comprehensive income (loss), net of tax	(7.6)	(7.6)	—	(6.4)	13.2	(8.4)
Comprehensive income (loss)	2.0	6.7	10.0	5.9	(22.2)	2.4
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)

Comprehensive income (loss) attributable to TransUnion Corp.	$2.0	$6.7	$10.0	$5.5	$(22.2)	$2.0

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income – Predecessor (Unaudited)

For the One Month Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$54.9	$21.2	$22.4	$(6.1)	$92.4
Operating expenses
Cost of services	—	42.7	9.2	9.4	(4.3)	57.0
Selling, general and administrative	—	75.0	8.6	12.1	(1.8)	93.9
Depreciation and amortization	—	4.9	1.4	1.0	—	7.3

Total operating expenses	—	122.6	19.2	22.5	(6.1)	158.2
Operating income (loss)	—	(67.7)	2.0	(0.1)	—	(65.8)
Non-operating income and expense
Interest expense	—	(9.8)	—	(0.1)	0.1	(9.8)
Interest income	—	—	—	0.2	—	0.2
Other income and (expense), net	(96.9)	0.3	—	(0.5)	76.2	(20.9)

Total non-operating income and expense	(96.9)	(9.5)	—	(0.4)	76.3	(30.5)
Income (loss) before income taxes	(96.9)	(77.2)	2.0	(0.5)	76.3	(96.3)
(Provision) benefit for income taxes	31.8	(1.3)	—	1.3	—	31.8

Net income (loss)	(65.1)	(78.5)	2.0	0.8	76.3	(64.5)
Less: net income attributable to noncontrolling interests	—	—	—	(0.6)	—	(0.6)

Net income (loss) attributable to TransUnion Corp.	$(65.1)	$(78.5)	$2.0	$0.2	$76.3	$(65.1)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income – Predecessor (Unaudited)

For the One Month Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(65.1)	$(78.5)	$2.0	$0.8	$76.3	$(64.5)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(2.4)	(2.4)	—	(2.9)	4.8	(2.9)

Total other comprehensive income (loss), net of tax	(2.4)	(2.4)	—	(2.9)	4.8	(2.9)
Comprehensive income (loss)	(67.5)	(80.9)	2.0	(2.1)	81.1	(67.4)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(0.1)	—	(0.1)

Comprehensive income (loss) attributable to TransUnion Corp.	$(67.5)	$(80.9)	$2.0	$(2.2)	$81.1	$(67.5)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Income – Predecessor (Unaudited)

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$228.7	$82.5	$84.6	$(22.8)	$373.0
Operating expenses
Cost of services	—	122.6	36.1	29.6	(16.3)	172.0
Selling, general and administrative	0.1	120.0	30.5	28.3	(6.9)	172.0
Depreciation and amortization	—	19.8	5.9	3.5	—	29.2

Total operating expenses	0.1	262.4	72.5	61.4	(23.2)	373.2
Operating income (loss)	(0.1)	(33.7)	10.0	23.2	0.4	(0.2)
Non-operating income and expense
Interest expense	(0.3)	(40.2)	—	(0.3)	0.3	(40.5)
Interest income	0.3	0.3	—	0.3	(0.3)	0.6
Other income and (expense), net	(72.7)	23.4	—	(0.4)	25.9	(23.8)

Total non-operating income and expense	(72.7)	(16.5)	—	(0.4)	25.9	(63.7)
Income (loss) before income taxes	(72.8)	(50.2)	10.0	22.8	26.3	(63.9)
Provision for income taxes	17.9	(1.6)	—	(4.8)	—	11.5

Net income (loss)	(54.9)	(51.8)	10.0	18.0	26.3	(52.4)
Less: net income attributable to noncontrolling interests	—	—	—	(2.5)	—	(2.5)

Net income (loss) attributable to TransUnion Corp.	$(54.9)	$(51.8)	$10.0	$15.5	$26.3	$(54.9)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income – Predecessor (Unaudited)

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(54.9)	$(51.8)	$10.0	$18.0	$26.3	$(52.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2.2	2.2	—	2.5	(4.4)	2.5

Total other comprehensive income (loss), net of tax	2.2	2.2	—	2.5	(4.4)	2.5
Comprehensive income (loss)	(52.7)	(49.6)	10.0	20.5	21.9	(49.9)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2.8)	—	(2.8)

Comprehensive income (loss) attributable to TransUnion Corp.	$(52.7)	$(49.6)	$10.0	$17.7	$21.9	$(52.7)

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows – Successor (Unaudited)

For the Six Months Ended June 30, 2013

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	TransUnion Corp. Consolidated
Cash provided by (used in) operating activities	$19.7	$39.5	$3.4	$31.6	$—	$94.2
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(20.8)	(6.6)	(2.8)	—	(30.2)
Proceeds from sale of trading securities	—	2.2	—	—	—	2.2
Investments in trading securities	—	(1.4)	—	—	—	(1.4)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(30.3)	—	(30.3)
Proceeds from sale of other assets	—	0.9	3.2	0.1	—	4.2
Issuance of intercompany notes	—	(32.0)	—	—	32.0	—
Proceeds from repayment of intercompany notes	—	19.5	—	—	(19.5)	—
Other	—	—	—	1.1	—	1.1

Cash provided by (used in) investing activities	—	(31.6)	(3.4)	(31.9)	12.5	(54.4)
Cash flows from financing activities:
Proceeds from senior secured credit facility	—	923.4	—	—	—	923.4
Extinguishment of senior secured credit facility	—	(923.4)	—	—	—	(923.4)
Repayments of debt	—	(4.8)	—	(1.0)	—	(5.8)
Debt financing fees	—	(3.2)	—	—	—	(3.2)
Distributions to noncontrolling interests	—	—	—	(1.1)	—	(1.1)
Dividends to TransUnion Holding	(49.1)	—	—	—	—	(49.1)
Proceeds from intercompany notes	—	—	—	32.0	(32.0)	—
Repayment of intercompany notes	—	—	—	(19.5)	19.5	—
Other	—	0.1	—	—	—	0.1

Cash provided by (used in) financing activities	(49.1)	(7.9)	—	10.4	(12.5)	(59.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.8)	—	(4.8)

Net change in cash and cash equivalents	(29.4)	—	—	5.3	—	(24.1)
Cash and cash equivalents, beginning of period	75.3	—	—	79.0	—	154.3

Cash and cash equivalents, end of period	$45.9	$—	$—	$84.3	$—	$130.2

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows – Successor (Unaudited)

For the Two Months Ended June 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(1.5)	$11.5	$1.3	$—	$—	$11.3
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(5.0)	(1.4)	(1.0)	—	(7.4)
Investments in trading securities	—	(0.1)	—	—	—	(0.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(10.5)	—	(10.5)
Proceeds from notes receivable	—	—	—	4.0	(4.0)	—

Cash provided by (used in) investing activities	—	(5.1)	(1.4)	(7.5)	(4.0)	(18.0)
Cash flows from financing activities:
Repayments of debt	—	(6.4)	—	—	4.0	(2.4)
Change in control transaction fees	(0.3)	—	—	—	—	(0.3)
Distributions to noncontrolling interests	—	—	—	(0.3)		(0.3)
Other	—	—	0.1		—	0.1

Cash provided by (used in) financing activities	(0.3)	(6.4)	0.1	(0.3)	4.0	(2.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.8)	—	(0.8)

Net change in cash and cash equivalents	(1.8)	—	—	(8.6)	—	(10.4)
Cash and cash equivalents, beginning of period	35.2	—	—	61.2	—	96.4

Cash and cash equivalents, end of period	$33.4	$—	$—	$52.6	$—	$86.0

TRANSUNION CORP. AND SUBSIDIARIES

Consolidating Statement of Cash Flows – Predecessor (Unaudited)

For the Four Months Ended April 30, 2012

(in millions)

	Parent TransUnion Corp.	Issuers Trans Union LLC and TransUnion Financing Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$34.8	$(3.5)	$4.5	$16.5	$0.1	$52.4
Cash flows from investing activities:
Capital expenditures for property and equipment	—	(15.6)	(3.6)	(1.2)	—	(20.4)
Proceeds from sale of trading securities	—	1.1	—	—	—	1.1
Investments in trading securities	—	(1.1)	—	—	—	(1.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	—	—	—	(0.1)	—	(0.1)
Proceeds from notes receivable	—	22.6	—	—	(22.6)	—
issuance of notes receivable	—	—	—	(4.1)	4.1	—
Proceeds from sale of other assets	—	—	0.2	—	—	0.2
Other	—	—	(0.3)	1.0	—	0.7

Cash provided by (used in) investing activities	—	7.0	(3.7)	(4.4)	(18.5)	(19.6)
Cash flows from financing activities:
Repayments of debt	(10.3)	(2.5)	(0.9)	(23.5)	22.6	(14.6)
Debt financing fees	—	(6.1)	—	—	—	(6.1)
Distribution of merger consideration	(1.3)	—	—	—	—	(1.3)
Change in control transaction fees	(20.9)	—	—	—	—	(20.9)
Proceeds from issuance of debt	—	4.1	—	—	(4.1)	—
Distributions to noncontrolling interests	—	—	—	(0.4)		(0.4)
Other	(1.7)	—	—	0.1	(0.1)	(1.7)

Cash provided by (used in) financing activities	(34.2)	(4.5)	(0.9)	(23.8)	18.4	(45.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8

Net change in cash and cash equivalents	0.6	(1.0)	(0.1)	(10.9)	—	(11.4)
Cash and cash equivalents, beginning of period	34.6	1.0	0.1	72.1	—	107.8

Cash and cash equivalents, end of period	$35.2	$—	$—	$61.2	$—	$96.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of TransUnion Holding’s and TransUnion Corp’s financial condition and results of operations is provided on a combined basis as a supplement to, and should be read in conjunction with, TransUnion Holding’s and TransUnion Corp’s audited consolidated financial statements, the accompanying notes, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K for the year ended December 31, 2012, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Form 10-Q.

References in this discussion and analysis to the “Company,” “we,” “us,” and “our” refer to TransUnion Holding with its direct and indirect subsidiaries, including TransUnion Corp, or to TransUnion Corp and its subsidiaries for periods prior to the formation of TransUnion Holding. When appropriate, TransUnion Holding and TransUnion Corp are named explicitly for their specific related disclosures. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Where the information provided in this discussion and analysis is substantially the same for both Companies, such information has been combined. Where information is not substantially the same for both Companies, we have provided separate information. In addition, separate financial statements for each Company are included in Part I, Item 1, “Financial Statements.”

We operate TransUnion Holding and TransUnion Corp as one business, with one management team. Management believes combining this discussion and analysis provides the following benefits:

•	Enhances investors’ understanding of TransUnion Holding and TransUnion Corp by enabling investors to view the business as a whole, the same manner as management views and operates the business;

•	Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the Company’s disclosures apply to both TransUnion Holding and TransUnion Corp; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Overview

We are a leading global provider of information and risk management solutions. We provide these solutions to businesses across multiple industries and to individual consumers. Our technology and services enable businesses to make more timely and informed credit granting, risk management, underwriting, fraud protection and customer acquisition decisions by delivering high quality data, integrated with analytics and decision-making capabilities. Our interactive website provides consumers with real-time access to their personal credit information and analytical tools that help them understand and proactively manage their personal finances. Over a million unique consumers visit our website each month. We have operations in the United States, Africa, Canada, Latin America, Asia Pacific and India and provide services in 33 countries. Since our founding in 1968, we have built a diversified and stable customer base of approximately 45,000 businesses in multiple industries, including financial services, insurance, healthcare, automotive, retail and communications.

We generate revenues primarily from the sale of credit reports, credit marketing services, portfolio reviews and other credit-related services to qualified businesses both in the U.S. and internationally through direct and indirect channels. We maintain long-standing relationships with many of our largest customers, including relationships of over ten years with each of our top ten global financial services customers. We attribute the length of our customer relationships to the critical nature of the services we provide, our consistency and reliability, and our innovative and collaborative approach to developing integrated solutions that meet our customers’ continually changing needs. We also generate revenues by providing subscription-based interactive services to consumers that help them understand and manage their personal finances and that protect them from identity theft.

Segments

We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”), International and Interactive.

•

USIS provides credit reports, credit scores, verification services, analytical services and decisioning technology to businesses in the United States through both direct and indirect channels. In this segment, we intend to continue to focus on expansion into underpenetrated and growth industries, such as insurance and healthcare, and the introduction of innovative and differentiated solutions in the financial services and other industries.

•

International provides services similar to our USIS and Interactive segments in many countries outside the United States. We believe our International segment represents a significant opportunity for growth as several of the countries in which we operate, such as India, Mexico and Brazil, continue to develop their economies and credit markets. We also seek to enter into and develop our business in new geographies.

•

Interactive provides primarily subscription-based services to consumers, including credit reports, credit scores and credit and identity monitoring, through both direct and indirect channels. As the U.S. economy continues to stabilize and improve, and consumer borrowing activity and concerns over identity theft continue to increase, we expect our Interactive segment to grow and represent an increasing portion of our overall revenue.

In addition, Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.

Factors Affecting Our Results of Operations

The following are certain key factors that affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. During 2012 and the first six months of 2013, in the United States and other markets, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans and an increase in demand for our credit marketing services. These factors helped drive improved financial results in all of our segments in the first six months of 2013 compared to the first six months of 2012. The economic and market improvements were tempered by continuing consumer uncertainty as concerns over domestic fiscal policy, continuing high unemployment and, more recently, rising mortgage interest rates have pressured growth in our businesses. In addition, the continued strengthening of the US dollar has diminished the operating results reported by our International operations.

Our revenues are also significantly influenced by industry trends, including the demand for information services in the financial services, insurance, healthcare and other industries we serve. Companies increasingly rely on data and analytics to make more informed decisions, operate their businesses more effectively and manage risk. Similarly, consumers seek information to help them understand and proactively manage their personal finances and to better protect themselves against identity theft. We expect that increased demand for targeted data and sophisticated analytical tools will drive revenue growth in all of our segments.

2012 Change in Control Transaction and Debt Transactions

In connection with the 2012 Change in Control Transaction, the Company recognized a significant increase in depreciation and amortization expense in the first six months of 2013 compared to the first six months of 2012 as a result of the step-up in basis to fair value of the assets and liabilities of the Company. In addition, the Company has incurred significantly more interest expense in the first six months of 2013 compared to the first six months of 2012 due to additional debt issued in connection with the 2012 Change in Control Transaction and additional debt issued to fund a dividend paid in the fourth quarter of 2012. See Part 1, Item 1, Note 2 “2012 Change in Control Transaction,” Note 9, “Debt” and the operating expense discussion below for additional information.

Recent Acquisitions and Partnerships

We selectively evaluate acquisitions and partnerships as a means of expanding our business and international footprint and entering into new markets.

•

On March 1, 2013, we acquired an 80% ownership interest in Data Solutions Serviços de Informática Ltda. (“ZipCode”). ZipCode provides data enrichment and registry information to companies in Brazil’s information management, financial services, marketing and telecommunications segments. The results of operations of ZipCode, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

•

On May 29, 2012, we acquired an 85% ownership interest in Credit Reference Bureau (Holdings) Limited (CRB). CRB operates collections and credit bureau businesses and has locations in eight African countries, giving us a strategic presence into seven new African countries. The results of operations of CRB, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

Key Components of Our Results of Operations

Revenue

We derive our USIS segment revenue from three operating platforms: Online Data Services, Credit Marketing Services and Decision Services. Revenue in Online Data Services is driven primarily by the volume of credit reports that our customers purchase. Revenue in Credit Marketing Services is driven primarily by demand for customer acquisition and portfolio review services. Revenue in Decision Services is driven primarily by demand for services that provide our customers with online, real-time, automated decisions at the point of consumer interaction.

We report our International segment revenue in two categories: developed markets and emerging markets. Our developed markets are Canada, Hong Kong and Puerto Rico. Our emerging markets include Africa, Latin America, Asia Pacific and India.

We derive our Interactive segment revenue from both direct and indirect channels. Our Interactive revenue is primarily subscription based.

Cost of Services

Costs of services include data acquisition and royalty fees, costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and occupancy costs associated with the facilities where these functions are performed.

Selling, General and Administrative

Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and the occupancy and facilities expenses of these functions.

Non-Operating Income and Expense

Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments and other non-operating income and expenses.

Results of Operations

As a result of the 2012 Change in Control Transaction, TransUnion Corp’s historical financial statements are presented on a Successor and Predecessor basis. Periods prior to May 1, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp prior to the 2012 Change in Control Transaction (the “Predecessor”) and periods after April 30, 2012, reflect the financial position, results of operations, and changes in financial position of TransUnion Corp after the 2012 Change in Control Transaction (the “Successor”).

The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Periods after the 2012 Change in Control Transaction are not comparable to prior periods due primarily to the additional amortization of intangibles in the Successor period resulting from the fair value adjustments of the assets acquired and liabilities assumed. In addition, the Predecessor incurred significant stock-based compensation and acquisition costs related to the 2012 Change in Control Transaction.

We operate TransUnion Holding and TransUnion Corp as one business and to facilitate comparability with the prior year, we present below the TransUnion Holding consolidated results for the three months ended June 30, 2013, and compare this to the combination of TransUnion Holding consolidated results for the three months ended June 30, 2013, and the TransUnion Corp Predecessor consolidated results for the one month ended April 30, 2012, (combined results for the three months ended June 30, 2013). To facilitate comparability with the prior year, we present below the TransUnion Holding consolidated results for the six months ended

June 30, 2013, and compare this to the combination of TransUnion Holding consolidated results from inception through June 30, 2013, combined with the TransUnion Corp Predecessor consolidated results for the four months ended April 30, 2012, (combined results for the six months ended June 30, 2013). We present the information in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, than a presentation of separate historical results for TransUnion Holding and TransUnion Corp Successor and Predecessor periods would provide. The following tables set forth our historical results of operations for the periods indicated below:

(in millions)	TransUnion Holding Consolidated Three Months Ended June 30, 2013	TransUnion Holding Consolidated Three Months Ended June 30, 2012	TransUnion Corp Predecessor Consolidated One Month Ended April 30, 2012	Combined Three Months Ended June 30, 2012	$ Change	% Change
Revenue	$300.8	$190.9	$92.4	$283.3	$17.5	6.2%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	121.3	74.6	57.0	131.6	(10.3)	(7.8)%
Selling, general and administrative	94.8	50.8	93.9	144.7	(49.9)	(34.5)%
Depreciation and amortization	45.2	29.0	7.3	36.3	8.9	24.5%

Total operating expenses	261.3	154.4	158.2	312.6	(51.3)	(16.4)%
Operating income (loss)	39.5	36.5	(65.8)	(29.3)	68.8	nm
Non-operating income and expense
Interest expense	(49.2)	(33.3)	(9.8)	(43.1)	(6.1)	(14.2)%
Interest income	0.2	0.1	0.2	0.3	(0.1)	(33.3)%
Other income and (expense), net	1.5	(7.8)	(20.9)	(28.7)	30.2	nm

Total non-operating income and expense	(47.5)	(41.0)	(30.5)	(71.5)	24.0	33.6%
Income (loss) from operations before income taxes	(8.0)	(4.5)	(96.3)	(100.8)	92.8	92.1%
(Provision) benefit for income taxes	1.9	2.2	31.8	34.0	(32.1)	(94.4)%

Net income (loss)	(6.1)	(2.3)	(64.5)	(66.8)	60.7	90.9%
Less: net income attributable to noncontrolling interests	(1.7)	(1.2)	(0.6)	(1.8)	0.1	5.6%

Net income (loss) attributable to the Company	$(7.8)	$(3.5)	$(65.1)	$(68.6)	$60.8	88.6%

(in millions)	TransUnion Holding Consolidated Six Months Ended June 30, 2013	TransUnion Holding Consolidated Date of Inception Through June 30, 2012	TransUnion Corp Predecessor Consolidated Four Months Ended April 30, 2012	Combined Six Months Ended June 30, 2012	$ Change	% Change
Revenue	$591.3	$190.9	$373.0	$563.9	$27.4	4.9%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	239.0	74.6	172.0	246.6	(7.6)	(3.1)%
Selling, general and administrative	178.2	50.8	172.0	222.8	(44.6)	(20.0)%
Depreciation and amortization	90.5	29.0	29.2	58.2	32.3	55.5%

Total operating expenses	507.7	154.4	373.2	527.6	(19.9)	(3.8)%
Operating income (loss)	83.6	36.5	(0.2)	36.3	47.3	130.3%
Non-operating income and expense
Interest expense	(99.0)	(34.8)	(40.5)	(75.3)	(23.7)	(31.5)%
Interest income	0.5	0.1	0.6	0.7	(0.2)	(28.6)%
Other income and (expense), net	0.9	(14.8)	(23.8)	(38.6)	39.5	102.3%

Total non-operating income and expense	(97.6)	(49.5)	(63.7)	(113.2)	15.6	13.8%
Income (loss) from operations before income taxes	(14.0)	(13.0)	(63.9)	(76.9)	62.9	81.8%
(Provision) benefit for income taxes	2.7	2.2	11.5	13.7	(11.0)	(80.3)%

Net income (loss)	(11.3)	(10.8)	(52.4)	(63.2)	51.9	82.1%
Less: net income attributable to noncontrolling interests	(2.9)	(1.2)	(2.5)	(3.7)	0.8	21.6%

Net income (loss) attributable to the Company	$(14.2)	$(12.0)	$(54.9)	$(66.9)	$52.7	78.8%

nm:	not meaningful

The discussion below compares the TransUnion Holding consolidated results for the three and six months ended June 30, 2013, to the combined results for the three and six months ended June 30, 2012 shown in the tables above. Significant differences in the TransUnion Holding and TransUnion Corp results of operations have been highlighted where appropriate.

Key Performance Measures

Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures of revenue, cash provided by operating activities and capital expenditures. For the three and six months ended June 30, 2013 and 2012, these indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2013 TransUnion Holding	2012 Combined	$ Change	% Change	2013 TransUnion Holding	2012 Combined	$ Change	% Change
Revenue	$300.8	$283.3	$17.5	6.2%	$591.3	$563.9	$27.4	4.9%
Reconciliation of operating income to Adjusted Operating Income:
Operating income (loss)	$39.5	$(29.3)	$68.8	nm	$83.6	$36.3	$47.3	130.3%
Adjustments(1)	5.2	90.7	(85.5)	(94.3)%	4.1	90.7	(86.6)	(95.5)%

Adjusted operating income(2)	$44.7	$61.4	$(16.7)	(27.2)%	$87.7	$127.0	$(39.3)	(30.9)%

Reconciliation of net income (loss) attributable to the Company to Adjusted EBITDA:
Net income (loss) attributable to the Company	$(7.8)	$(68.6)	$60.8	88.6%	$(14.2)	$(66.9)	$52.7	78.8%
Discontinued operations	—	—	—	—	—	—	—	—

Net income (loss) from continuing operations attributable to the Company	$(7.8)	$(68.6)	$60.8	88.6%	$(14.2)	$(66.9)	$52.7	78.8%
Net interest expense	49.0	42.8	6.2	14.5%	98.5	74.7	23.8	31.9%
Income tax (benefit) provision	(1.9)	(34.0)	32.1	94.4%	(2.7)	(13.7)	11.0	80.3%
Depreciation and amortization(3)	45.2	36.3	8.9	24.5%	90.5	58.2	32.3	55.5%
Stock-based compensation	1.7	0.3	1.4	nm	3.5	2.0	1.5	75.0%
Other (income) and expense(4)	3.0	32.5	(29.5)	(90.8)%	6.9	45.3	(38.4)	(84.8)%
Adjustments(1)	5.2	90.7	(85.5)	(94.3)%	4.1	90.7	(86.6)	(95.5)%

Adjusted EBITDA(2)	$94.4	$100.0	$(5.6)	(5.6)%	$186.6	$190.3	$(3.7)	(1.9)%

Other metrics:
Cash provided by operating activities	$33.8	$(53.8)	$87.6	nm	$47.3	$(32.2)	$79.5	nm
Capital expenditures	$13.8	$10.5	$3.3	31.4%	$30.2	$27.8	$2.4	8.6%

nm:	not meaningful

(1)	For the three and six months ended June 30, 2013, adjustments included a $2.3 million loss on the disposal of a small operating company recorded in our International segment and a $2.9 million one-time adjustment for tax expense related to prior years that was recorded in each segment and in Corporate as follows: USIS $2.6 million; and Corporate $0.3 million. For the six months ended June 30, 2013, adjustments also included a $1.1 million gain on the disposal of a product line recorded in our USIS segment. For the three and six months ended June 30, 2012, adjustments included $90.7 million of accelerated stock-based compensation and related expense recorded by the Predecessor as a result of the 2012 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $41.1 million; International $14.4 million; Interactive $2.3 million; and Corporate $32.9 million.
(2)	Adjusted Operating Income and Adjusted EBITDA are non-GAAP measures. We present Adjusted Operating Income and Adjusted EBITDA as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. In addition to its use as a measure of our operating performance, our board of directors and executive management team focus on Adjusted EBITDA as a compensation measure. The annual variable compensation for members of senior management is based in part on Adjusted EBITDA. Adjusted Operating Income does not reflect certain stock-based compensation and certain other income and expense. Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted Operating Income and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. Because of these limitations, Adjusted Operating Income and Adjusted EBITDA should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. Adjusted Operating Income and Adjusted EBITDA are not measures of financial condition or profitability under GAAP and should not be considered alternatives to cash flow from operating activities, as measures of liquidity or as alternatives to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted Operating Income is operating income and the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to the Company. The reconciliations of Adjusted Operating Income and Adjusted EBITDA to their nearest GAAP measures are included in the table above.

(3)	Operating income included additional depreciation and amortization beginning May 1, 2012, as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction.
(4)	Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for earnings from equity method investments and dividends received from cost method investments. For the three months ended June 30, 2013, other income and expense included $4.0 million of acquisition-related expenses and a net $1.0 million of other income. For the six months ended June 30, 2013, other income and expense included $5.6 million of acquisition-related expenses and a net $1.3 million of other expense. For the three months ended June 30, 2012, other income and expense included $28.3 million of acquisition-related expenses, primarily related to the 2012 Change in Control Transaction and the abandoned initial public offering process, and a net $4.2 million of other expense. Of the $28.3 million in acquisition-related expenses, $8.2 million was incurred by TransUnion Holding and $20.1 million was incurred by TransUnion Corp. For the six months ended June 30, 2012, other income and expense included $41.3 million of acquisition-related expenses, primarily related to the 2012 Change in Control Transaction and the abandoned initial public offering process, and a net $4.0 million of other expense. Of the $41.3 million of acquisition-related expenses, $15.2 million was incurred by TransUnion Holding and $26.1 million was incurred by TransUnion Corp.

Revenue

Total revenue increased $17.5 million and $27.4 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to increases in revenue in all operating segments as a result of improving economic conditions and revenue from our recent acquisitions of CRB and Zipcode, partially offset by the impact of weakening foreign currencies on the 2013 revenue of our International segment. Excluding the impact of foreign currencies and revenue from CRB and Zipcode, consolidated revenue grew 6.7% and 5.5% in each respective period compared to the prior year. Revenue by segment for the three- and six-month periods was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
U.S. Information Services:
Online Data Services	$132.0	$125.4	$6.6	5.3%	$259.1	$247.0	$12.1	4.9%
Credit Marketing Services	30.9	30.8	0.1	0.3%	62.7	66.8	(4.1)	(6.1)%
Decision Services	25.0	24.3	0.7	2.9%	49.8	47.5	2.3	4.8%

Total U.S. Information Services	187.9	180.5	7.4	4.1%	371.6	361.3	10.3	2.9%
International:
Developed markets	24.5	23.0	1.5	6.5%	46.5	45.4	1.1	2.4%
Emerging markets	36.8	34.5	2.3	6.7%	70.5	68.7	1.8	2.6%

Total International	61.3	57.5	3.8	6.6%	117.0	114.1	2.9	2.5%
Interactive	51.6	45.3	6.3	13.9%	102.7	88.5	14.2	16.0%

Total revenue	$300.8	$283.3	$17.5	6.2%	$591.3	$563.9	$27.4	4.9%

U.S. Information Services Segment

USIS revenue increased $7.4 million and $10.3 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, with increases in all three operating platforms in the three-month period and an increase in Online Data Services and Decision Services partially offset by a decrease in Credit Marketing Services in the six-month period.

Online Data Services

Online Data Services revenue increased $6.6 million and $12.1 million for the three- and six-month periods, respectively, compared to the same periods in 2012, due to a 2.8% and 4.0% increase in online credit report unit volume in each respective period, primarily in the financial services market, as conditions in the consumer and housing credit market continued to improve. Growth slowed late in the second quarter of 2013 due in part to rising mortgage interest rates.

Credit Marketing Services

Credit Marketing Services revenue increased $0.1 million for the three-month period and decreased $4.1 million for the six-month period compared to the same periods in 2012. An increase in demand for custom data sets and archive information as certain of our customers’ increased their credit marketing programs was offset by the impact of a large batch job in the first quarter of 2012.

Decision Services

Decision Services revenue increased $0.7 million and $2.3 million for the three- and six-month periods, respectively, compared to the same periods in 2012, due primarily to an increase in demand in the financial services market, partially offset by lost revenue from the disposal of a healthcare analytics business in March 2013.

International Segment

International revenue increased $3.8 million, or 6.6%, and $2.9 million, or 2.5%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Higher local currency revenue from increased volumes in most regions was partially offset by a 6.4% decrease in revenue for each period due to the impact of weakening foreign currencies. Excluding the impact of foreign currencies, revenue increased 13.9% and 9.6% for each respective period. Incremental revenue from our acquisitions of CRB and Zipcode accounted for a 4.2% and 3.5% increase in revenue for each respective period.

Developed Markets

Developed markets revenue increased $1.5 million, or 6.5%, and $1.1 million, or 2.4%, for the three- and six-month periods compared to the same periods in 2012 due primarily to an increase in revenue from increased volumes in all countries, partially offset by a reduction of 0.9% and 0.7% in each respective period due to the impact of a weakening Canadian dollar.

Emerging Markets

Emerging markets revenue increased $2.3 million, or 6.7%, and $1.8 million, or 2.6%, for the three- and six-month periods, respectively, compared to the same periods in 2012. An increase in volumes in all regions, including an increase of 7.0% and 5.8% in each respective period for our acquisitions of CRB and Zipcode, was partially offset by a 10.1% and 10.0% decrease in revenue for each respective period due to the impact of weakening foreign currencies. Approximately 50% and 53% of the emerging markets revenue for the three- and six-month periods ended June 30, 2013, respectively, was from South Africa.

Interactive Segment

Interactive revenue increased $6.3 million and $14.2 million for the three and six months ended June 30, 2013, compared to the same periods in 2012. This increase was due primarily to an increase in the average number of subscribers and volume in our indirect channel and an increase in our average revenue per subscriber in our direct channel for each period.

Operating Expenses

Total operating expenses decreased $51.3 million and $19.9 million for the three and six months ended June 30, 2013, compared to the same periods in 2012. These decreases were due primarily to $90.7 million of accelerated stock-based compensation and related expenses recorded by TransUnion Corp Predecessor in 2012 as a result of the 2012 Change in Control Transaction and the impact of weakening foreign currencies on the 2013 expenses of our International segment, partially offset by additional depreciation and amortization resulting from the 2012 Change in Control Transaction, an increase in costs for investments in various strategic initiatives primarily in our USIS and International segments, an increase in labor costs primarily in our USIS and International segments, an increase in advertising costs in our Interactive segment, and the inclusion of costs from our CRB and ZipCode operations in our International segment. Operating expenses for the three- and six-month periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of services	$121.3	$131.6	$(10.3)	(7.8)%	$239.0	$246.6	$(7.6)	(3.1)%
Selling, general and administrative	94.8	144.7	(49.9)	(34.5)%	178.2	222.8	(44.6)	(20.0)%
Depreciation and amortization	45.2	36.3	8.9	24.5%	90.5	58.2	32.3	55.5%

Total operating expenses	$261.3	$312.6	$(51.3)	(16.4)%	$507.7	$527.6	$(19.9)	(3.8)%

Cost of Services

Cost of services decreased $10.3 million and $7.6 million for the three and six months ended June 30, 2013, compared to the same periods in 2012. The decrease in both periods was due primarily to $21.5 of accelerated stock-based compensation and related expenses recorded by TransUnion Corp Predecessor in 2012 as a result of the 2012 Change in Control Transaction and the impact of weakening foreign currencies on the 2013 expenses in our International segment, partially offset by an increase in costs for investments in various strategic initiatives primarily in our USIS segment, and increased variable service costs and labor costs in our USIS and International segments resulting from the increase in revenue and expansion costs including our acquisitions of CRB and ZipCode. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” for further information about the impact of the 2012 Change in Control Transaction.

Selling, General and Administrative

Selling, general and administrative expenses decreased $49.9 million and $44.6 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. These decreases were due primarily to $69.2 million of accelerated stock-based compensation and related expenses recorded by TransUnion Corp Predecessor in 2012 as a result of the 2012 Change in Control Transaction and the impact of weakening foreign currencies on the 2013 expenses in our International segment, partially offset by an increase in costs for investments in various strategic initiatives primarily in our USIS and International segments, increased labor costs in our International segment and Corporate resulting from the increase in revenue and expansion costs including our acquisitions of CRB and ZipCode, and increased advertising expense in our Interactive segment. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” for further information about the impact of the 2012 Change in Control Transaction.

Depreciation and Amortization

Depreciation and amortization increased $8.9 million and $32.3 million due to additional depreciation and resulting from the fair value basis adjustments to the tangible and intangible assets made in connection with the 2012 Change in Control Transaction. See Note 2, “2012 Change in Control Transaction,” for further information about the portion of the purchase price allocated to tangible and intangible assets and their estimated useful lives.

Operating Income and Operating Margins

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Operating Income(1)
U.S. Information Services	$37.3	$10.8	$26.5	nm	$80.3	$66.4	$13.9	20.9%
International	4.1	(6.4)	10.5	nm	6.5	8.4	(1.9)	(22.6)%
Interactive	15.9	14.2	1.7	12.0%	31.3	24.1	7.2	29.9%
Corporate	(17.8)	(47.9)	30.1	62.8%	(34.5)	(62.6)	28.1	44.9%

Total operating income (loss)	$39.5	$(29.3)	$68.8	nm	$83.6	$36.3	$47.3	nm

Operating Margin
U.S. Information Services	19.9%	6.0%		nm	21.6%	18.4%		nm
International	6.7%	(11.1)%		nm	5.6%	7.4%		nm
Interactive	30.8%	31.3%		nm	30.5%	27.2%		nm
Total operating margin	13.1%	(10.3)%		nm	14.1%	6.4%		nm
Adjusted Operating Income(2)
U.S. Information Services	$39.9	$51.9	$(12.0)	(23.1)%	$81.8	$107.5	$(25.7)	(23.9)%
International	6.4	8.0	(1.6)	(20.0)%	8.8	22.8	(14.0)	(61.4)%
Interactive	15.9	16.5	(0.6)	(3.6)%	31.3	26.4	4.9	18.6%
Corporate	(17.5)	(14.9)	(2.6)	(17.4)%	(34.2)	(29.7)	(4.5)	(15.2)%

Total Adjusted Operating Income	$44.7	$61.5	$(16.8)	(27.3)%	$87.7	$127.0	$(39.3)	(30.9)%

Adjusted Operating Income Margin
U.S. Information Services	21.2%	28.8%		(7.6)%	22.0%	29.8%		(7.8)%
International	10.4%	13.9%		(3.5)%	7.5%	20.0%		(12.5)%
Interactive	30.8%	36.4%		(5.6)%	30.5%	29.8%		0.7%
Total adjusted operating margin	14.9%	21.7%		(6.8)%	14.8%	22.5%		(7.7)%

(1)

For the three and six months ended June 30, 2013, operating income included additional depreciation and amortization as a result of the purchase accounting fair value adjustments to the tangible and intangible assets recorded in connection with the 2012 Change in Control Transaction. The increase in depreciation and amortization, which is related primarily to the purchase accounting fair value adjustment, in the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was as follows: USIS $5.9 million; International $1.9 million; Interactive $0.6 million; and Corporate $0.5 million. The increase in depreciation and amortization in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was as follows: USIS $20.3 million; International $9.4 million; Interactive $1.7 million; and Corporate $0.9 million. For the three and six months ended June 30, 2013, operating income included a $2.3 million loss on the disposal of a small operating company recorded in our International segment and a $2.9 million one-time adjustment for tax expense related to prior years that was recorded in each segment and in Corporate as follows: USIS $2.6 million; and Corporate $0.3 million. For the six months ended June 30, 2013, operating income also included a $1.1 million gain on the disposal of a product line recorded in our USIS segment. For the three and six months ended June 30, 2012, operating income included $90.7 million of accelerated stock-based compensation and related expense recorded by TransUnion Corp Predecessor as a result of the 2012 Change in Control Transaction that were recorded in each segment and in Corporate as follows: USIS $41.1 million; International $14.4 million; Interactive $2.3 million; and Corporate $32.9 million. See Part I, Item 1, Note 2, “2012 Change in Control Transaction,” for further information about the impact of the 2012 Change in Control Transaction.

(2)

See footnote 2 to Key Performance Measure for a discussion about Adjusted Operating Income, why we use it, its limitations, and the reconciliation to its most directly comparable GAAP measure, operating income.

Total operating income for the three and six months ended June 30, 2013, increased $68.8 million, and $47.3 million, respectively, compared to the same period in 2012. These increases were due primarily to the $90.7 million of accelerated stock-based compensation and related expenses recorded by TransUnion Corp Predecessor in 2012 as a result of the 2012 Change in Control Transaction, partially offset by additional depreciation and amortization resulting from the 2012 Change in Control Transaction, an increase in costs for investments in various strategic initiatives primarily in our USIS and International segments, an increase in labor costs primarily in our USIS and International segments, an increase in advertising costs in our Interactive segment, a decrease in operating income due to the impact of weakening foreign currencies on the 2013 results of our International segment, and the inclusion of costs from our CRB and ZipCode operations in our International segment.

Margins for the USIS segment increased in each period due primarily to the accelerated stock-based compensation and related expense recorded in 2012, partially offset by the increase in depreciation and amortization and additional costs for investments in various strategic initiatives. Margins for the International segment increased for the three months ended June 30, 2013, due primarily to the accelerated stock-based compensation and related expense recorded in 2012, partially offset by the increase in depreciation and amortization, the loss on the disposal of a small operating company and additional costs for labor and investments in various strategic initiatives. Margins for the International segment decreased for the six months ended June 30, 2013, due primarily to the increase in depreciation and amortization, the impact of weakening foreign currencies, the loss on the disposal of a small operating company, and additional costs for labor and investments in various strategic initiatives, including integration costs for our acquisitions of CRB and Zipcode, partially offset by and the accelerated stock-based compensation and related expense recorded in 2012. Margins for the Interactive segment decreased for the three months ended June 30, 2013, due primarily to the increase in advertising, partially offset by the accelerated stock-based compensation recorded in 2012. Margins for the Interactive segment increased for the six months ended June 30, 2013, due primarily to the increase in revenue and the accelerated stock-based compensation recorded in 2012, partially offset by the increase in advertising.

Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income	$0.2	$0.3	$(0.1)	(33.3)%	$0.5	$0.7	$(0.2)	(28.6)%
Interest expense	(49.2)	(43.1)	(6.1)	(14.2)%	(99.0)	(75.3)	(23.7)	(31.5)%
Other income and expense, net:
Acquisition fees	(4.0)	(28.3)	24.3	85.9%	(5.6)	(41.3)	35.7	86.4%
Loan fees	(0.5)	(3.1)	2.6	83.9%	(3.2)	(3.4)	0.2	5.9%
Earnings from equity method investments	4.2	3.3	0.9	27.3%	7.3	6.5	0.8	12.3%
Dividends from cost method investments	—	0.4	(0.4)	(100.0)%	—	0.4	(0.4)	(100.0)%
Other	1.8	(1.0)	2.8	nm	2.4	(0.8)	3.2	nm %

Total other income and expense, net	1.5	(28.7)	30.2	105.2%	0.9	(38.6)	39.5	102.3%

Non-operating income and expense	$(47.5)	$(71.5)	$24.0	33.6%	$(97.6)	$(113.2)	$15.6	13.8%

nm:	not meaningful

Interest expense increased $6.1 million and $23.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due primarily to interest on the TransUnion Holding 9.625% notes and 8.125% notes, partially offset by lower interest on the TransUnion Corp senior secured term loan. Of the total interest expense for the three and six months ended June 30, 2013, $24.0 million and $48.0 million, respectively, was interest on the TransUnion Holding notes. Of the total interest expense for the three and six months ended June 30, 2012, $14.9 million and $16.4 million, respectively, was interest on the TransUnion Holding notes from the date of inception through June 30, 2012. See Note 9, “Debt,” for additional information on our interest expense.

For the six months ended June 30, 2013, loan fees included $2.4 million of fees related to the modification of the TransUnion Corp senior secured term loan in March 2013. For the six months ended June 30, 2012, loan fees included a $2.7 million fee for a bridge loan commitment for the 2012 Change in Control Transaction. Loan fees in all periods also include the amortization of deferred financing fees allocated to debt and the payment of fees for the unused revolving line of credit. See Note 9, “Debt,” for additional information on the senior secured term loan modification.

Acquisition fees represent costs we have incurred for acquisition-related efforts. For the three and six months ended June 30, 2012, acquisition fees were related primarily to the 2012 Change in Control Transaction and the initial public offering expenses that were written off as we withdrew our registration statement due to the 2012 Change in Control Transaction. Of the acquisition fees incurred during the three months ended June 30, 2012, $8.2 million was incurred by TransUnion Holding and $20.1 million was incurred by TransUnion Corp. Of the acquisition fees incurred during the six months ended June 30, 2012, $15.2 million was incurred by TransUnion Holding and $26.1 million was incurred by TransUnion Corp.

Provision for Income Taxes

On January 2, 2013, the look-through rule under subpart F of the U.S. Internal Revenue Code was retroactively reinstated to January 1, 2012. Consequently, in the first quarter of 2013, we reversed the tax expense we recorded for Subpart F in 2012 due to the expiration of the look-through rule, resulting in a $4.6 million deferred tax benefit. We also recorded a $5.5 million deferred tax expense under ASC 740-30 for the effect that retroactively reinstating the look-through rule had on our deferred tax liability for pre-acquisition unremitted earnings accumulated as of April 30, 2012.

TransUnion Holding

For the three months ended June 30, 2013, we reported a loss before income taxes and an effective tax benefit rate of 23.8%. This rate was lower than the 35% U.S. federal statutory rate due primarily to the impact of lower foreign tax rates on interim period tax expense. For the three months ended June 30, 2012, we also reported a loss and an effective tax benefit rate of 48.9%. This rate was higher than the statutory rate due primarily to the reversal of a valuation allowance on a net operating loss resulting from the acquisition of TransUnion Corp and the ability to use the loss carryforward against future taxable income.

For the six months ended June 30, 2013, we reported a loss before income taxes and an effective tax benefit rate of 19.3%. This rate was lower than the 35% U.S. federal statutory rate due primarily to the net impact on deferred tax of the look-through rule reinstatement as discussed above, an increase to deferred tax expense from the update of our state income tax rate and the effect of lower foreign tax rates on interim period tax expense. From the date of inception through June 30, 2012, we also reported a loss and an effective tax benefit rate of 16.9%. This rate was lower than the statutory rate due primarily to the application of ASC 740-30 to unremitted foreign earnings and the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction.

TransUnion Corp

For the three months ended June 30, 2013, the effective tax rate of 27.4% was lower than the 35% U.S. federal statutory rate due primarily to the favorable tax rate differential on foreign earnings. For the six months ended June 30, 2013, the effective tax rate of 32.9% was lower than the statutory rate due primarily to the favorable tax rate differential on foreign earnings partially offset by the increase in our deferred state income tax rate.

For TransUnion Corp Successor, the effective tax rate of 43.5% for the two months ended June 30, 2012, was higher than the 35% U.S. federal statutory rate due primarily to the application of ASC 740-30 to unremitted foreign earnings. For the one month ended April 30, 2012, TransUnion Corp Predecessor reported a loss before income taxes. The effective tax benefit rate for this period of 33.0% was slightly lower than the 35% statutory rate primarily due to the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

For the four months ended April 30, 2012, TransUnion Corp Predecessor reported a loss from before income taxes. The effective tax benefit rate for this period of 18.0% was lower than the 35% statutory rate due primarily to the application of ASC 740-30 to our unremitted foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

Significant Changes in Assets and Liabilities

There were no significant changes in assets or liabilities between June 30, 2013, and December 31, 2012.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and Trans Union LLC’s senior secured revolving credit facility. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. TransUnion Corp will also pay cash dividends to TransUnion Holding to fund its debt service obligations. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving credit facility will be sufficient to finance our liquidity requirements for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.

Cash and cash equivalents totaled $130.2 million and $154.3 million at June 30, 2013, and December 31, 2012, respectively, of which $75.2 million and $72.2 million was held outside the United States. As of June 30, 2013, we had no outstanding borrowings under the senior secured revolving credit facility and could borrow up to the full $210.0 million borrowing capacity. Beginning in 2014, under the senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Note 9 “Debt,” for additional information.

Sources and Uses of Cash

(in millions)	TransUnion Holding Six Months Ended June 30, 2013	TransUnion Holding Inception Through June 30, 2012	TransUnion Corp Predecessor Four Months Ended April 30, 2012	Combined Six Months Ended June 30, 2012	$ Change Six Month Period
Cash provided by operating activities	$47.3	$(84.6)	$52.4	$(32.2)	$79.5
Cash used in investing activities	(54.4)	(1,503.9)	(19.6)	(1,523.5)	1,469.1
Cash used in financing activities	(12.2)	1,675.3	(45.0)	1,630.3	(1,642.5)
Effect of exchange rate changes on cash and cash equivalents	(4.8)	(0.8)	0.8	—	(4.8)

Net change in cash and cash equivalents	$(24.1)	$86.0	$(11.4)	$74.6	$(98.7)

Operating Activities

Cash provided by operating activities increased $79.5 million, from a use of cash of $32.2 million for the six months ended June 30, 2012, to a source of cash of $47.3 million for the six months ended June 30, 2013. The increase was due primarily to cash used in 2012 to pay option holders cash consideration based on the value of their options in connection with the 2012 Change in Control Transaction.

Investing Activities

Cash used in investing activities decreased $1,469.1 million, from $1,523.5 million for the six months ended June 30, 2012, to $54.4 million for the six months ended June 30, 2013. The decrease was due to cash used in 2012 to fund the 2012 Change in Control Transaction.

Financing Activities

Cash used in financing activities increased $1,642.5 million, from a source of cash of $1,630.3 million for the six months ended June 30, 2012, to a use of cash of $12.2 million for the six months ended June 30, 2013. The increase was due primarily to equity and debt proceeds received in 2012 to fund the 2012 Change in Control Transaction.

Capital Expenditures

Capital expenditures are made to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization, and to reduce risk. Expenditures are made primarily for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. Cash paid for capital expenditures increased $2.4 million, from $27.8 million for the six months ended June 30, 2012, to $30.2 million for the six months ended June 30, 2013. We expect total capital expenditures for 2013 to be higher than 2012 as a percent of revenue due to various strategic initiatives.

Debt

Effect of Certain Debt Covenants

TransUnion Corp’s senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. This covenant requires us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.00-to-1. The covenants exclude any impact of the purchase accounting fair value adjustments or the increased amortization expense resulting from the 2012 Change in Control Transaction. Although TransUnion Corp was not subject to the covenant at June 30, 2013, because it did not have borrowings outstanding on the senior secured revolving line of credit, the senior secured net leverage ratio for TransUnion Corp as of June 30, 2013, was 1.85 to 1. The senior secured net leverage ratio is the ratio of consolidated senior secured net debt to consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended June 30, 2013, totaled $425.9 million. Covenant EBITDA was higher than Adjusted EBITDA by $44.1 million for the trailing twelve-month period ended June 30, 2013, due to adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

Under the covenants of the instruments governing our senior debt, TransUnion Corp is restricted from making certain payments, including dividend payments to TransUnion Holding. As of June 30, 2013, and December 31, 2012, TransUnion Corp’s capacity to make these dividend distributions was restricted to approximately $145 million and $160 million, respectively.

Recent Accounting Pronouncements

See Note 1, “Significant Accounting And Reporting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.

Application of Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different conditions. See the “Application of Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, “Significant Accounting and Reporting Policies” to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, for a description of the significant accounting estimates used in the preparation of our consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements

From time to time, the Company has made and will make forward-looking statements. Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions. This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at the time such statements were made. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; changes in federal, state, local or foreign tax laws; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; fluctuations in exchange rates; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors and uncertainties described above and in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Many of these factors are beyond our control.

The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. There have been no material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC, other than as described in the following paragraph.

On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received will be recorded as an adjustment to interest expense. The change in fair value of the swap instrument is recorded in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the hedge is effective, and in other income and expense in the consolidated statements of income to the extent the hedge is ineffective. The total notional amount of the swaps at June 30, 2013, was $487.5 million and is scheduled to decrease as scheduled principal payments are made on the term loan. The total fair value of the swap instruments including accrued interest as of June 30, 2013, was a liability of $1.0 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of June 30, 2013, of $0.6 million was included in accumulated other comprehensive income (loss). Through June 30, 2013, there were no gains or losses recognized related to hedge ineffectiveness. If we elect a non-LIBOR interest rate on our term loan, or if we pay down our term loan below the notional amount of the swaps, the resulting ineffectiveness would be reclassified from accumulated other comprehensive income on our consolidated balance sheet to other income and expense on our consolidated statement of income. The cash flows on the hedge instrument began in June 2013, and we do not expect to elect a non-LIBOR loan or to pay down our term loan below the notional amount of the swaps in the next 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is timely reported.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the quarter covered by this report, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

General

We continue to be involved in various legal proceedings resulting from our current or past business operations. Some of these proceedings seek business practice changes or large damage awards. These actions generally assert claims for violations of federal or state credit reporting, consumer protection or privacy laws or common law claims related to privacy, libel, slander or the unfair treatment of consumers. We believe that most of these claims are either without merit or we have valid defenses to the claims, and we intend to vigorously defend these matters or seek non-monetary or small monetary settlements, if possible. However, due to the uncertainties inherent in litigation, we cannot predict the outcome of each claim in each instance. On a regular basis, we establish reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability.

To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us that would not be covered to some extent by insurance.

The following discussion describes material legal proceedings that arose, and any material developments in previously disclosed material legal proceedings that occurred, in the three months ended June 30, 2013. Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, for a full description of our other material pending legal proceedings.

AG Investigations

In 2012 the Columbus Dispatch, a daily newspaper in Columbus, Ohio, published a series of four articles allegedly exposing improper or questionable practices by the three nationwide consumer reporting agencies (TransUnion, Equifax and Experian). As a result of these articles, the Attorney General of the State of Ohio commenced a multi-state attorney general investigation into certain practices of the nationwide consumer reporting industry. In addition, the Attorneys General for the State of New York and the State of Mississippi have commenced separate investigations into the same matters being reviewed by the multi-state attorney general investigation. We are currently responding to documentary requests in connection with these investigations. We do not believe we have violated any law and intend to vigorously defend any claim that may result from these investigations.

ITEM 1A.	RISK FACTORS

In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, and as discussed in “Risk Factors” included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

During the three months ended June 30, 2013, TransUnion Holding granted options to purchase 57,480 shares of its common stock at an exercise price of $6.65 and 80,240 shares of its common stock at an exercise price of $11.42 to certain employees under the Company’s 2012 Management Equity Plan. The sale of shares and grants of the options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

There were no underwriters employed in connection with any of the transactions set forth above.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	$—
May 1 to May 31	—	—	—	$—
June 1 to June 30	2,904	11.42	—	$—

Total	2,904	11.42	—	$—

(1)	Represents shares of TransUnion Holding’s common stock that were repurchased from employees exercising stock options or from ex-employees who sold shares back to the Company upon termination.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFEY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a) None

(b) Not applicable.

ITEM 6.	EXHIBITS

31.1a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1b	TransUnion Corp. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2a	TransUnion Holding Company, Inc. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2b	TransUnion Corp. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32b	TransUnion Corp. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Corp.

DATE: August 7, 2013	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: August 7, 2013	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion Holding Company, Inc.

DATE: August 7, 2013	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

DATE: August 7, 2013	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1b	TransUnion Corp. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2a	TransUnion Holding Company, Inc. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2b	TransUnion Corp. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32a	TransUnion Holding Company, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32b	TransUnion Corp. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.