Form 10-Q
period 2014-03-31
TransUnion Holding Company, Inc.
filed 2014-05-08
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

(Note: TransUnion Holding Company, Inc.’s obligation to file periodic reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 was suspended automatically on January 1, 2014. TransUnion Holding Company, Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) either pursuant to its obligation under Section 15(d) of the Securities Exchange Act of 1934 or as a “voluntary filer” in compliance with the indentures governing its senior indebtedness.)
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

Yes ☐ No ☒

The number of shares of registrants’ common stock outstanding as of April 30, 2014, was 110,436,567

TRANSUNION HOLDING COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	March 31, 2014	December 31, 2013
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$59.4	$111.2
Trade accounts receivable, net of allowance of $1.0 and $0.7	182.1	165.0
Other current assets	62.0	73.5
Total current assets	303.5	349.7
Property, plant and equipment, net of accumulated depreciation and amortization of $82.3 and $70.2	149.3	150.4
Marketable securities	10.8	9.9
Goodwill	1,917.2	1,909.7
Other intangibles, net of accumulated amortization of $266.5 and $227.5	1,903.6	1,934.0
Other assets	168.3	138.6
Total assets	$4,452.7	$4,492.3
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$94.2	$100.3
Short-term debt and current portion of long-term debt	45.7	13.8
Other current liabilities	116.0	133.5
Total current liabilities	255.9	247.6
Long-term debt	2,845.8	2,853.1
Deferred taxes	621.6	636.9
Other liabilities	19.7	22.6
Total liabilities	3,743.0	3,760.2
Redeemable noncontrolling interests	17.5	17.6
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at March 31, 2014 and December 31, 2013, 110.8 million and 110.7 shares issued at March 31, 2014 and December 31, 2013, respectively, and 110.3 million shares and 110.2 million shares outstanding as of March 31, 2014 and December 31, 2013, respectively	1.1	1.1
Additional paid-in capital	1,123.1	1,121.8
Treasury stock at cost; 0.5 million shares at March 31, 2014 and December 31, 2013, respectively	(4.1)	(4.1)
Accumulated deficit	(432.4)	(417.7)
Accumulated other comprehensive loss	(81.2)	(73.2)
Total TransUnion Holding Company, Inc. stockholders’ equity	606.5	627.9
Noncontrolling interests	85.7	86.6
Total stockholders’ equity	692.2	714.5
Total liabilities and stockholders’ equity	$4,452.7	$4,492.3
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Revenue	$303.4	$290.5
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	120.9	117.7
Selling, general and administrative	96.2	83.3
Depreciation and amortization	51.5	45.3
Total operating expenses	268.6	246.3
Operating income	34.8	44.2
Non-operating income and expense
Interest expense	(50.8)	(49.8)
Interest income	0.5	0.3
Earnings from equity method investments	3.6	3.2
Other income and (expense), net	(1.7)	(3.8)
Total non-operating income and expense	(48.4)	(50.1)
Income (loss) before income taxes	(13.6)	(5.9)
(Provision) benefit for income taxes	0.1	0.9
Net income (loss)	(13.5)	(5.0)
Less: net income attributable to the noncontrolling interests	(1.2)	(1.3)
Net income (loss) attributable to TransUnion Holding Company, Inc.	$(14.7)	$(6.3)
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(13.5)	$(5.0)
Other comprehensive income (loss)
Foreign currency translation adjustment	(7.7)	(17.4)
Net unrealized gain (loss) on hedges (net of tax at 36%)	(0.1)	0.2
Total other comprehensive loss, net of tax	(7.8)	(17.2)
Comprehensive income (loss)	(21.3)	(22.2)
Less: comprehensive income attributable to noncontrolling interests	(1.4)	(0.4)
Comprehensive income (loss) attributable to TransUnion Holding Company, Inc.	$(22.7)	$(22.6)
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(13.5)	$(5.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51.5	45.3
Deferred financing fees	1.7	3.7
Stock-based compensation	2.0	1.9
Provision for losses on trade accounts receivable	0.6	—
Equity in net income of affiliates, net of dividends	(3.3)	(3.1)
Deferred taxes	(4.0)	(3.8)
Amortization of senior notes purchase accounting fair value adjustment and note discount	(4.4)	(4.1)
Gain on sale of other assets	—	(1.9)
Other	(0.4)	(0.2)
Changes in assets and liabilities:
Trade accounts receivable	(18.4)	(10.4)
Other current and long-term assets	1.5	4.0
Trade accounts payable	0.8	7.7
Other current and long-term liabilities	(20.2)	(20.6)
Cash (used in) provided by operating activities	(6.1)	13.5
Cash flows from investing activities:
Capital expenditures	(38.8)	(16.4)
Proceeds from sale of trading securities	0.9	2.1
Investments in trading securities	(1.7)	(1.2)
Other acquisitions and purchases of noncontrolling interests, net of cash acquired	(39.1)	(28.9)
Proceeds from sale of other assets	—	4.2
Acquisition related deposits	8.8	(0.5)
Cash used in investing activities	(69.9)	(40.7)
Cash flows from financing activities:
Proceeds from senior secured credit facility	—	923.4
Extinguishment of senior secured credit facility	—	(923.4)
Proceeds from senior secured revolving line of credit	28.5	—
Repayments of debt	(3.8)	(2.4)
Proceeds from issuance of common stock	0.7	0.2
Debt financing fees	(0.2)	(3.4)
Treasury stock purchases	—	(2.0)
Distributions to noncontrolling interests	(0.5)	(0.1)
Other	0.1	—
Cash provided by (used in) financing activities	24.8	(7.7)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(2.0)
Net change in cash and cash equivalents	(51.8)	(36.9)
Cash and cash equivalents, beginning of period	111.2	154.3
Cash and cash equivalents, end of period	$59.4	$117.4
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comp Loss	Non-controlling Interests	Total	Redeemable Non- controlling Interests (Temporary Equity)
	Shares	Amount
Balance December 31, 2013	110.2	$1.1	$1,121.8	$(4.1)	$(417.7)	$(73.2)	$86.6	$714.5	$17.6
Net income (loss)	—	—	—	—	(14.7)	—	1.3	(13.4)	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	(8.0)	(0.1)	(8.1)	0.3
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)	(0.3)
Purchase of noncontrolling interests	—	—	(1.4)	—	—	—	(1.9)	(3.3)	—
Stock-based compensation	—	—	2.0	—	—	—	—	2.0	—
Issuance of stock	0.1	—	0.6	—	—	—	—	0.6	—
Exercise of stock options	—	—	0.1	—	—	—	—	0.1	—
Balance March 31, 2014	110.3	$1.1	$1,123.1	$(4.1)	$(432.4)	$(81.2)	$85.7	$692.2	$17.5
See accompanying combined notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
Basis of Presentation
Any reference in this report to "TransUnion," "TransUnion Holding," the “Company,” “we,” “us,” and “our” refers to TransUnion Holding Company, Inc. (“TransUnion") and its direct and indirect subsidiaries, including TransUnion Corp. ("TransUnion Corp").

The accompanying unaudited consolidated financial statements of TransUnion have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. The operating results of TransUnion for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014.

Principles of Consolidation
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

Subsequent Events
Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or notes to the financial statements. See Note 13, "Subsequent Events" for information about our debt refinancing transaction occurring after the balance sheet date.

Recently Adopted Accounting Pronouncements
On July 18, 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The objective of ASU 2013-11 is to eliminate the diversity in practice of how companies present unrecognized tax benefits under these circumstances. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This guidance was adopted by the Company effective January 1, 2014, and did not result in a material change to the Company’s consolidated financial statements. See Note 10, "Income Taxes," for further details regarding the impact of this adoption.

Recent Accounting Pronouncement Not Yet Adopted
There are no recent accounting pronouncements that have not yet been adopted.
2. Business Combination

On December 16, 2013, we acquired a 100% ownership interest in certain net assets of TLO, LLC ("TLO") for $153.4 million in cash. TLO provides data solutions for identity authentication, fraud prevention, and debt recovery. The Company established a newly incorporated entity, TransUnion Risk and Alternative Data Solutions, Inc. ("Alternative Data") to purchase the net assets of TLO. The results of operations of this business have been included as part of the USIS segment in the accompanying consolidated statements of income since the date of acquisition.

Purchase Price Allocation
The allocation of the purchase price is preliminary pending our review of the valuation of intangible assets and goodwill, which is expected to be completed during the second quarter of 2014. The preliminary fair value of the assets acquired and liabilities assumed as of March 31, 2014, consisted of the following:

(in millions)	Fair Value
Other current assets	$0.3
Property and equipment	6.8
Identifiable intangible assets	83.4
Goodwill(1)	68.7
Total assets acquired	$159.2
Total liabilities assumed	(5.8)
Net assets of acquired company	$153.4

(1)	All of the goodwill is deductible for tax purposes.

The excess of the purchase price over the preliminary fair value of the net assets acquired was recorded as goodwill. The purchase price of TLO exceeded the fair value of the net assets acquired due primarily to growth opportunities, synergies associated with its internal use software and our existing customer base and brand name, and other technological and operations synergies. Goodwill has been allocated to the USIS segment.
Identifiable Intangible Assets
The preliminary fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Technology and software	$44.7	10 years
Trade names and trademarks	13.2	20 years
Customer relationships	25.5	15 years
Total identifiable intangible assets	$83.4
The weighted-average useful life of identifiable intangible assets is approximately 13.1 years.

Acquisition Costs
During 2013, the Company incurred $3.7 million of acquisition-related costs for this acquisition, including banking fees, legal fees, due diligence and other external costs, which were expensed and recorded in other income and expense in the fourth quarter of 2013. Additional acquisition-related costs of $0.3 million were incurred and expensed during the first quarter of 2014.
3. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2014:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$10.8	$10.8	$—	$—
Total	$10.8	$10.8	$—	$—

Liabilities
Contingent obligation	$(2.2)	$—	$—	$(2.2)
Interest rate swaps	(1.2)	—	(1.2)	—
Total	$(3.4)	$—	$(1.2)	$(2.2)

Level 1 instruments consist of exchange-traded mutual funds and publicly traded equity investments valued at their current market prices, with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants and are included in other marketable securities on our balance sheet. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented.

Level 2 instruments consist of interest rate swaps that are further discussed in Note 9, “Debt.” We determined the fair value of the interest rate swaps using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. The total fair value of the swap instruments as of March 31, 2014, was a liability of $1.2 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of March 31, 2014, of $0.7 million was included in accumulated other comprehensive income (loss).

Level 3 instruments consist of contingent obligations owed to the sellers of e-Scan Data Systems, Inc. (“eScan”), an entity we acquired in 2013. The fair value was determined based on an income approach, using the expected earnings of eScan, and will be assessed each reporting period. The obligation has a maximum payout of $17.0 million, contingent upon eScan meeting certain performance requirements in future years, but is currently valued at $2.2 million. Any remeasurements of the fair value of this contingent obligation prior to payout will result in a gain or loss reflected in our consolidated statements of income.
4. Other Current Assets
Other current assets consisted of the following:

(in millions)	March 31, 2014	December 31, 2013
Prepaid expenses	$41.2	$34.9
Deferred financing fees	7.3	6.8
Income taxes receivable	6.5	6.8
Deferred income tax assets	5.2	22.1
Other	1.8	2.9
Total other current assets	$62.0	$73.5

The decrease in deferred income tax assets of $17.0 million was due primarily to a reclassification of a portion of our NOL carryforward deferred tax asset from current to noncurrent and an offset for our unrecognized tax benefit results from the adoption of ASU 2013-11 as discussed in Note 1, "Significant Accounting and Reporting Policies."
5. Other Assets
Other assets consisted of the following:

(in millions)	March 31, 2014	December 31, 2013
Investments in affiliated companies	$132.7	$92.4
Deferred financing fees	29.1	29.7
Deposits	6.2	15.8
Other	0.3	0.7
Total other assets	$168.3	$138.6

Our investment in affiliated companies increased during the first quarter of 2014 primarily as a result of the purchase of additional ownership interests in Credit Information Bureau (India) Limited (“CIBIL”), raising our ownership interest from 27.5% to 47.5%. Deposits decreased during the first quarter of 2014 as a result of a deposit used to partially fund our purchase of the additional equity in CIBIL.
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

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment in value has occurred. There were no impairments of investments in affiliated companies taken in the three months ended March 31, 2014 or 2013.

Investments in affiliated companies consisted of the following:

(in millions)	March 31, 2014	December 31, 2013
Total equity method investments	$124.8	$84.5
Total cost method investments	7.9	7.9
Total investments in affiliated companies	$132.7	$92.4

Our equity method investments increased during the first quarter of 2014 primarily as a result of our increased ownership interest in CIBIL as discussed in Note 5.

Earnings from equity method investments, which are included in other income, and dividends received from equity method investments consisted of the following:

(in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Earnings from equity method investments	$3.6	$3.2
Dividends received from equity method investments	$0.3	$0.1

Under SEC Regulation S-X, Rule 4-08(g), our investments in TransUnion de Mexico, S.A. and CIBIL are considered significant equity method investments. The summarized financial information for the significant equity method investments required by SEC Regulation S-X, Rule 1-02(bb)(2) consisted of the following:

(in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenue	$23.6	$21.2
Operating Income	$12.1	$9.8
Net income	$9.2	$8.6

7. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	March 31, 2014	December 31, 2013
Accrued payroll	$40.4	$63.7
Accrued interest	35.3	23.1
Accrued litigation	10.1	13.8
Deferred revenue	9.3	9.1
Accrued employee benefits	6.1	9.6
Other	14.8	14.2
Total other current liabilities	$116.0	$133.5

The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2014. The increase in accrued interest was due to additional accrued interest on the outstanding notes.
8. Other liabilities
Other liabilities consisted of the following:

(in millions)	March 31, 2014	December 31, 2013
Retirement benefits	$10.6	$10.4
Unrecognized tax benefits	1.6	4.6
Other	7.5	7.6
Total other liabilities	$19.7	$22.6

The decrease in unrecognized tax benefits was due to the adoption of ASU 2013-11, which resulted in a majority of the unrecognized tax benefit presented on the March 31, 2014, balance sheet as a reduction to the deferred tax asset for a net operating loss carryforward.

9. Debt
Debt outstanding consisted of the following:

(in millions)	March 31, 2014	December 31, 2013
Senior secured term loan, payable in quarterly installments through February 10, 2019, including variable interest (4.25% at March 31, 2014) at LIBOR or alternate base rate, plus applicable margin, including original discount of $0.1 million and $0.2 million at March 31, 2014 and December 31, 2013, respectively	$1,120.6	$1,123.5
Senior secured revolving line of credit, due on February 10, 2017, variable interest (4.63% weighted average at March 31, 2014) at LIBOR or alternate base rate, plus applicable margin	28.5	—
11.375% notes - Senior notes, principal due June 15, 2018, semi-annual interest payments, 11.375% fixed interest per annum, including unamortized fair value adjustment of $91.4 million and $95.9 million as of March 31, 2014 and December 31, 2013, respectively	736.4	740.9
9.625% notes - Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum	600.0	600.0
8.125% notes - Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, including original issuance discount of $1.6 million and $1.7 million at March 31, 2014 and December 31, 2013, respectively	398.4	398.3
Capital lease obligations	3.3	4.2
Other notes payable	4.3	—
Total debt	$2,891.5	$2,866.9
Less short-term debt and current portion of long-term debt	(45.7)	(13.8)
Total long-term debt	$2,845.8	$2,853.1

Interest expense consisted of the following:

(in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Senior secured term loan	$12.6	$11.7
Senior secured revolving line of credit	0.1	—
11.375% notes	13.8	14.2
9.625% notes	15.7	15.5
8.125 % notes	8.5	8.5
Other	0.1	(0.1)
Total interest	$50.8	$49.8

Senior Secured Credit Facility
On June 15, 2010, the Company’s subsidiaries, TransUnion Corp and Trans Union LLC, entered into a senior secured credit facility ("credit facility") with various lenders. The credit facility consists of a senior secured term loan ("term loan") and a senior secured revolving line of credit ("revolving line of credit"). The credit facility was amended and restated on April 9, 2014 as discussed in Note 12, "Subsequent Event."

During the first quarter of 2014, the Company borrowed $28.5 million on its revolving line of credit to partially fund the purchase of additional equity in CIBIL as discussed in Note 5, "Other Assets," and Note 6, "Investments in Affiliated Companies," and to pay certain administrative costs.

On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the three month LIBOR. The net amount to be paid or received is recorded as an adjustment to interest expense. The total fair value of the swap instruments as of March 31, 2014, was a liability of $1.2 million and was included in other liabilities on our consolidated balance sheet. The net of tax unrealized loss on the swap instruments as of March 31, 2014, of $0.7 million was included in accumulated other comprehensive income (loss). For the three months ended March 31, 2014, there was no ineffectiveness recorded in the statement of income. In connection with the April 9, 2014, amendment and restatement of the senior secured credit facility, the Company does not expect the current hedge to be highly effective and therefore it will no longer qualify for hedge accounting. Accordingly, the $0.7 million net of tax unrealized loss on the swap recorded in accumulated other comprehensive income will be amortized straight line from April 9, 2014, through December 29, 2017, the end of the swap period.

11.375% Notes
Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation issued $645.0 million principal amount of 11.375% senior unsecured notes ("11.375% notes") due June 15, 2018, in a private placement to certain investors. Pursuant to an exchange offer completed in April 2011, these notes were subsequently registered with the SEC. As a result of the 2012 Change in Control Transaction as defined in our Annual Report on Form 10-K for the year ended December 31, 2013, a purchase accounting fair value adjustment increase of $124.2 million was allocated to the 11.375% notes. For further discussion related to the 11.375% notes, see Note 12, Subsequent Events.

9.625% Notes
On March 21, 2012, the Company issued $600.0 million principal amount of 9.625%/10.375% senior unsecured PIK toggle notes (“9.625% notes”) due June 15, 2018, in a private placement to certain investors. Pursuant to an exchange offer completed in October 2012, these notes were subsequently registered with the SEC. The Company is required to pay interest on the 9.625% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.
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

8.125% Notes
On November 1, 2012, the Company issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% notes”) due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. Pursuant to an exchange offer completed in August 2013, these notes were subsequently registered with the SEC. The Company is required to pay interest on the 8.125% notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.

The indenture governing the 8.125% notes and the nonfinancial covenants are substantially identical to those governing the 9.625% notes. We are in compliance with all covenants under the indenture.

Fair Value of Debt
The estimated fair values of our 9.625%, 8.125% and 11.375% notes as of March 31, 2014, were $638.3 million, $419.5 million and $695.0 million, respectively, compared to book values of $600.0 million, $398.4 million and $736.4 million, respectively. The fair value of these fixed-rate notes, as determined under Level 2 of the fair-value hierarchy, is measured using quoted market prices of these publicly traded securities. The book value of our variable-rate debt approximates its fair value. The estimated fair value of our debt may not represent the actual settlement value due to redemption premiums and prepayment penalties that we may incur in connection with extinguishing our debt before its stated maturity.

10. Income Taxes

Over the last three years, what is referred to as the “look-through rule” exception has been allowed to expire and has been retroactively reinstated, which has impacted TransUnion’s effective tax rate. The Internal Revenue Code requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, such as dividends earned, at certain foreign subsidiaries regardless of whether that income is remitted to the U.S. The look-through rule provides an exception to this recognition for subsidiary passive income attributable to an active business. When the look-through rule is not in effect, we are required under ASC 740-30 to accrue a tax liability for certain foreign earnings as if those earnings were distributed.

For the three months ended March 31, 2014, we reported a loss before income taxes and an effective tax rate benefit of 0.7%. The effective tax rate was lower than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule effective January 1, 2014, and the application of ASC 740-30 to our unremitted foreign earnings, along with a change in state tax rates.

For the three months ended March 31, 2013, we reported a loss before income taxes and an effective tax rate benefit of 15.3%. The effective tax rate was lower than the 35% U.S. federal statutory rate due primarily to the retroactive reinstatement of the look-through rule effective January 1, 2013, and a change in state tax rates, partially offset by a reduced rate of tax on our foreign earnings.

The total amount of unrecognized tax benefits was $4.6 million as of both March 31, 2014, and December 31, 2013, and these same amounts would affect the effective tax rate, if recognized, as of those respective dates. A majority of the unrecognized tax benefit as of March 31, 2014, was presented in the balance sheet as a reduction to a deferred tax asset for a net operating loss carryforward under ASU 2013-11 that was adopted effective January 1, 2014. The accrued interest payable for taxes as of both March 31, 2014, and December 31, 2013, was $0.7 million. There was no significant liability for tax penalties as of March 31, 2014, or December 31, 2013. We are regularly audited by federal, state and foreign taxing authorities and, given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.
11. Operating Segments
Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies.”

We evaluate the performance of segments based on revenue and operating income. Intersegment sales and transfers have been eliminated and were not material.

The following is a more detailed description of the three operating segments and the Corporate unit, which provides support services to each operating segment:

U.S. Information Services
U.S. Information Services (“USIS”) provides consumer reports, credit scores, identity authentication and verification services, analytical services and decisioning technology to businesses in the United States through both direct and indirect channels. These services are offered to customers in the financial services, insurance, healthcare and other markets. These business customers use our products and services to acquire new customers, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, manage fraud and determine and collect healthcare payments. This segment also provides mandated consumer services, including dispute investigations, free annual credit reports and other requirements of the United States Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), and other credit-related legislation.

International
The International segment provides services similar to our USIS segment to business customers outside the United States and automotive information and commercial data services to customers in select geographies. Depending on the maturity of the credit economy in each location, services may include credit reports, analytical and decision services, and risk management services. These services are offered to customers in a number of industries, including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered in our Interactive segment, such as credit reports, credit scores and credit monitoring services. The two market groups in the International segment are developed markets, which includes Canada, Hong Kong and Puerto Rico, and emerging markets, which includes Africa, Latin America, India and other emerging markets in Asia Pacific.

Interactive
Interactive provides services to consumers, including credit reports, scores and credit and identity monitoring services, primarily through the internet. The majority of revenue is derived from both direct and indirect subscribers who pay a monthly fee for access to their credit report and score, and for alerts related to changes in their credit reports.

Corporate
Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.

Selected financial information consisted of the following:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$194.2	$32.4	$183.7	$43.1
International	54.1	2.2	55.7	2.4
Interactive	55.1	19.0	51.1	15.4
Corporate	—	(18.8)	—	(16.7)
Total	$303.4	$34.8	$290.5	$44.2

A reconciliation of operating income to income (loss) before income taxes for the periods ended as presented was as follows:

(in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Operating income from segments	$34.8	$44.2
Non-operating income and expense	(48.4)	(50.1)
Income (loss) before income taxes	$(13.6)	$(5.9)

Earning from equity method investments included in other income and expense, net, for the periods presented was as follows:

(in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
U.S. Information Services	$0.3	$0.5
International	3.3	2.7
Interactive	—	—
Total	$3.6	$3.2

12. Subsequent Events
On April 9, 2014, TransUnion Corp. and Trans Union LLC refinanced and amended the senior secured credit facility. The refinancing resulted in an increase of the outstanding term loan from $1,120.5 million to $1,900.0 million. The amendment, among other things, reduced the interest rate floor and margins, reduced the amount available under the revolving line of credit from $210.0 million to $190.0 million, extended the maturity dates, and changed certain covenant requirements. The additional borrowings were used in part to repay all amounts outstanding under the existing revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings will be used to redeem the entire $645.0 million outstanding balance of the 11.375% notes issued by TransUnion Financing Corp and Trans Union LLC including unpaid accrued interest and a prepayment premium. We refer to these transactions collectively as the "2014 Refinancing Transaction." The 2014 Refinancing Transaction is expected to result in a net gain of approximately $30 million that will be recorded in the consolidated statement of income and approximately $9 million of additional deferred financing fees that will be recorded on the balance sheet in the second quarter of 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this discussion and analysis to “TransUnion,” "TransUnion Holding," the “Company,” “we,” “our,” “us” and “its” are to TransUnion Holding Company, Inc. and its consolidated subsidiaries, collectively.
The following discussion and analysis of TransUnion's financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion Holding Company, Inc's audited consolidated financial statements, the accompanying notes, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Recent Developments
On April 9, 2014, TransUnion Corp. ("TransUnion Corp") and Trans Union LLC refinanced and amended the senior secured credit facility. The refinancing resulted in an increase of the outstanding term loan from $1,120.5 million to $1,900.0 million. The refinancing is expected to result in a net gain of approximately $30 million that will be recorded in the consolidated statement of income and approximately $9 million of additional deferred financing fees that will be recorded on the consolidated balance sheet in the second quarter of 2014. See Item 1, Note 12, "Subsequent Event" and Liquidity and Capital Resources discussion for additional information.
Segments
We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”), International and Interactive.

•
USIS provides credit reports, credit scores, identity authentication and verification services, analytical services, decisioning technology and other services to businesses in the United States through both direct and indirect channels. USIS also provides healthcare insurance-related information to medical care providers, facilities and insurers. In addition, USIS fulfills mandated consumer services such as dispute investigations and free annual credit reports as required by the FCRA and other credit-related legislation. In this segment, we intend to continue to focus on expansion into underpenetrated and growth industries, such as insurance, healthcare, and alternative data, and the introduction of innovative and differentiated solutions in the financial services and other industries.

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

•
Interactive provides primarily subscription-based services to consumers, including credit reports, credit scores and credit and identity monitoring, through both direct and indirect channels. As consumers become increasingly aware of their credit profiles and show heightened concerns over identity theft, we expect the Interactive segment to grow and represent an increasing portion of our overall revenue.
In addition, Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.
Factors Affecting Our Results of Operations
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. For the past couple of years, economic conditions have remained relatively stable, however confidence about economic conditions continues to be a concern that has limited consumer spending. Mortgage rates in the United States have increased since the first quarter of 2013, resulting in fewer mortgage refinancings year-over-year and restrained growth in our USIS segment. In addition, the continued strengthening of the US dollar has diminished the operating results of our International segment.
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
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business, increase our international footprint and enter into new markets.

•
During the first quarter of 2014, we increased our ownership interest in Credit Information Bureau (India) Limited (“CIBIL”), from 27.5% to 47.5% and entered into agreements to acquire an additional 7.5%. In May 2014, we received regulatory approval to increase our ownership interest in CIBIL to 55.0% and expect to complete these transactions in the second quarter of 2014.

•
Effective January 1, 2014, we acquired the remaining 30% ownership interest in our Guatemala subsidiary, Trans Union Guatemala, S.A. (TransUnion Guatemala) from the minority shareholders. As a result of this acquisition, the Company no longer records net income attributable to noncontrolling interests for this subsidiary.

•
On December 16, 2013, we acquired a 100% ownership interest in certain assets of TLO, LLC ("TLO"). TLO provides data solutions for due diligence, threat assessment, identity authentication, fraud prevention, and debt recovery. The results of operations of TLO, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On September 4, 2013, we acquired a 100% ownership interest in e-Scan Data Systems, Inc. ("eScan"). eScan provides services to hospitals and healthcare providers to efficiently capture uncompensated care costs in their revenue management cycle programs. The results of operations of eScan, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

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
Results of Operations

Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures of revenue, cash provided by operating activities and capital expenditures. For the three months ended March 31, 2014 and 2013, these indicators were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013	$ Change	% Change
Revenue	$303.4	$290.5	$12.9	4.4%
Reconciliation of operating income to Adjusted Operating Income:
Operating income	$34.8	$44.2	$(9.4)	(21.3)%
Adjustments(1)	—	(1.1)	1.1	—
Adjusted Operating Income(2)	$34.8	$43.1	$(8.3)	(19.3)%
Reconciliation of net income (loss) attributable to TransUnion Holding Company, Inc. to Adjusted EBITDA:
Net income (loss) attributable to the TransUnion Holding Company, Inc.	$(14.7)	$(6.3)	$(8.4)	(133.3)%
Net interest expense	50.3	49.5	0.8	1.6%
Income tax (benefit) provision	(0.1)	(0.9)	0.8	88.9%
Depreciation and amortization	51.5	45.3	6.2	13.7%
Stock-based compensation	2.0	1.9	0.1	5.3%
Other (income) and expense(3)	1.6	3.8	(2.2)	(57.9)%
Adjustments(1)	—	(1.1)	1.1	—
Adjusted EBITDA(2)	$90.6	$92.2	$(1.6)	(1.7)%
Other metrics:
Cash (used in) provided by operating activities	$(6.1)	$13.5	$(19.6)	(145.2)%
Capital expenditures	$38.8	$16.4	$22.4	136.6%

(1)	For the three months ended march 31, 2013, adjustments consisted of a $1.1 million gain on the disposal of a product line recorded in our USIS segment.

(2)
Adjusted Operating Income and Adjusted EBITDA are non-GAAP measures. We present Adjusted Operating Income and Adjusted EBITDA as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. In addition to its use as a measure of our operating performance, our board of directors and executive management team use Adjusted EBITDA as a compensation measure. Adjusted Operating Income does not reflect certain stock-based compensation and certain other income and expense. Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted Operating Income and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. Because of these limitations, Adjusted Operating Income and Adjusted EBITDA should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. Adjusted Operating Income and Adjusted EBITDA are not measures of financial condition or profitability under GAAP and should not be considered alternatives to cash flow from operating activities, as measures of liquidity or as alternatives to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted Operating Income is operating income and the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to the Company. The reconciliations of Adjusted Operating Income and Adjusted EBITDA to their nearest GAAP measures are included in the table above.

(3)
Other income and expense above includes all amounts included on our consolidated statement of income in other income and expense, net, except for dividends received from cost method investments. For the three months ended March 31, 2014, other income and expense included $0.5 million of acquisition-related expenses and a net $1.1 million of other expense. For the three months ended March 31, 2013, other income and expense included $1.6 million of acquisition-related expenses and a net $2.2 million of other expense.

Revenue
Total revenue increased $12.9 million for the three months ended March 31, 2014, compared to the prior year, due to an increase in revenue in our USIS segment from our eScan and TLO acquisitions and an increase in revenue in our Interactive segment, partially offset by a decrease in revenue in our International segment due primarily to the impact of weakening foreign currencies. Acquisitions accounted for an increase in revenue of 5.3%. The impact of weakening foreign currencies accounted for a decrease in revenue of 2.0%. Revenue by segment for the three-month periods was as follows:

	Three Months Ended March 31,
(in millions)	2014	2013	$ Change	% Change
U.S. Information Services:
Online Data Services	$131.2	$127.1	$4.1	3.2%
Credit Marketing Services	30.9	31.8	(0.9)	(2.8)%
Decision Services	32.1	24.8	7.3	29.4%
Total U.S. Information Services	194.2	183.7	10.5	5.7%

International:
Developed markets	21.5	22.0	(0.5)	(2.3)%
Emerging markets	32.6	33.7	(1.2)	(3.3)%
Total International	54.1	55.7	(1.6)	(2.9)%

Interactive	55.1	51.1	4.0	7.8%
Total revenue	$303.4	$290.5	$12.9	4.4%

U.S. Information Services Segment
USIS revenue increased $10.5 million for the three months ended March 31, 2014, compared to the prior year, with increases in Online Data Services and Decision Services offset by a decrease in Credit Marketing Services.

Online Data Services
Online Data Services revenue increased $4.1 million compared to the prior year due to revenue from the acquisition of TLO and a 0.2% increase in online credit report unit volume, partially offset by a slight decrease in average pricing for online credit reports. Increases in credit report unit volume in the insurance, financial services and other markets were mostly offset by a decrease in volume in the resellers market due to higher mortgage interest rates and the resulting decline in refinancings.

Credit Marketing Services
Credit Marketing Services revenue decreased $0.9 million compared to the prior year due to a decrease in demand for custom data sets and archive information in the financial services market.

Decision Services
Decision Services revenue increased $7.3 million compared to the prior year due primarily to revenue from our acquisition of eScan and other increases in the healthcare market.

International Segment
International revenue decreased $1.6 million, or 2.9%, compared to the prior year. Higher local currency revenue from increased volumes in most regions was more than offset by a 10.6% decrease in revenue due to the impact of weakening foreign currencies. Excluding the impact of foreign currencies, revenue increased 8.6%. Incremental revenue from our acquisition of ZipCode accounted for a 1.4% increase in International revenue.

Developed Markets
Developed markets revenue decreased $0.5 million, or 2.3%, compared to the prior year due primarily to an increase in revenue from increased volumes that was more than offset by a 4.1% decrease in revenue from the impact of a weakening Canadian dollar.

Emerging Markets
Emerging markets revenue decreased $1.2 million, or 3.3%, compared to the prior year. An increase in volumes in all regions was more than offset by a 14.8% decrease in revenue from the impact of weakening foreign currencies, primarily the South African rand. Excluding the impact of foreign currencies, emerging markets revenue increased 13.6%. Incremental revenue from our acquisition of ZipCode accounted for a 2.4% increase in emerging markets revenue.

Interactive Segment
Interactive revenue increased $4.0 million compared to the prior year. This increase was due primarily to an increase in the average number of subscribers and volume in our indirect channel, partially offset by a decrease in the number of subscribers in our direct channel.

Operating Expenses
Total operating expenses increased $22.3 million for the three months ended March 31, 2014, compared to the prior year. The increase was due primarily to expansion costs including labor and other operating costs from our ZipCode, eScan and TLO acquisitions and an increase in depreciation and amortization, partially offset by the impact of weakening foreign currencies on the expenses of our International segment. Operating expenses for the three-month periods were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013	$ Change	% Change
Cost of services	$120.9	$117.7	$3.2	2.7%
Selling, general and administrative	96.2	83.3	12.9	15.5%
Depreciation and amortization	51.5	45.3	6.2	13.7%
Total operating expenses	$268.6	$246.3	$22.3	9.1%
Cost of Services
Cost of services increased $3.2 million compared to the prior year due primarily to an increase in labor costs, variable product costs and other operating costs in our USIS segment from our eScan and TLO acquisitions, partially offset by the impact of weakening foreign currencies on our International segment.

Selling, General and Administrative
Selling, general and administrative expenses increased $12.9 million compared to the prior year due primarily to an increase in labor and other operating costs in our USIS segment from our eScan and TLO acquisitions, an increase in litigation expense in our USIS segment, and an increase in labor in Corporate due to increased headcount, partially offset by the impact of weakening foreign currencies on our International segment and lower advertising expense in our Interactive segment.

Depreciation and Amortization
Depreciation and amortization increased $6.2 million compared to the prior year due primarily to business acquisitions and additional capital expenditures made subsequent to the end of the first quarter of 2013, primarily in our USIS segment.

Operating Income and Operating Margins

	Three Months Ended March 31,
(in millions)	2014	2013	$ Change	% Change
Operating Income(1)
U.S. Information Services	$32.4	$43.1	$(10.7)	(24.8)%
International	2.2	2.4	(0.2)	(8.3)%
Interactive	19.0	15.4	3.6	23.4%
Corporate	(18.8)	(16.7)	(2.1)	(12.6)%
Total operating income	$34.8	$44.2	$(9.4)	(21.3)%

Operating Margin
U.S. Information Services	16.7%	23.5%		(6.8)%
International	4.1%	4.3%		(0.2)%
Interactive	34.5%	30.1%		4.4%
Total operating margin	11.5%	15.2%		(3.7)%

Adjusted Operating Income(2)
U.S. Information Services	$32.4	$42.0	$(9.6)	(22.9)%
International	2.2	2.4	(0.2)	(8.3)%
Interactive	19.0	15.4	3.6	23.4%
Corporate	(18.8)	(16.7)	(2.1)	(12.6)%
Total Adjusted Operating Income	$34.8	$43.1	$(8.3)	(19.3)%

Adjusted Operating Margin
U.S. Information Services	16.7%	22.9%		(6.2)%
International	4.1%	4.3%		(0.2)%
Interactive	34.5%	30.1%		4.4%
Total adjusted operating margin	11.5%	14.8%		(3.3)%

(1)	For the three months ended march 31, 2013, operating income included a $1.1 million gain on the disposal of a product line recorded in our USIS segment.

(2)
See footnote 2 to Key Performance Measure for a discussion about Adjusted Operating Income, why we use it, its limitations, and the reconciliation to its most directly comparable GAAP measure, operating income.

Total operating income decreased $9.4 million for the three months ended March 31, 2014, compared to the prior year. The decrease was due primarily to the operating costs of our ZipCode, eScan and TLO acquisitions, an increase in litigation and depreciation and amortization in our USIS segment, and the impact of weakening foreign currencies on the 2014 results of our international segment, partially offset by the increase in revenue.

Margins for the USIS segment decreased due primarily to the operating and integration expenses of our eScan and TLO acquisitions including amortization and depreciation. Margins for the International segment were relatively flat. Margins for the Interactive segment increased due to the increase in revenue and decrease in advertising expense.

Non-Operating Income and Expense

	Three Months Ended March 31,
(in millions)	2014	2013	$ Change	% Change
Interest expense	$(50.8)	$(49.8)	$(1.0)	(2.0)%
Interest income	0.5	0.3	0.2	66.7%
Earnings from equity method investments	3.6	3.2	0.4	12.5%
Other income and expense, net:
Acquisition fees	(0.5)	(1.6)	1.1	68.8%
Loan fees	(0.6)	(2.7)	2.1	77.8%
Dividends from cost method investments	—	—	—	—
Other	(0.6)	0.5	(1.1)	(220.0)%
Total other income and expense, net	$(1.7)	$(3.8)	$2.1	55.3%
Non-operating income and expense	$(48.4)	$(50.1)	$1.7	3.4%

Interest expense increased $1.0 million compared to the prior year due to a higher outstanding principal balance on the term loan in the first quarter of 2014 compared to the first quarter of 2013. See Item 1, Note 9, “Debt.”for additional information on our interest expense.

Acquisition fees represent costs we have incurred for acquisition-related efforts.

For the three months ended March 31, 2013, loan fees included $2.4 million related to the modification of the senior secured term loan in March 2013. Loan fees in all periods also include the amortization of deferred financing fees allocated to debt and the payment of fees for the unused revolving line of credit.

Provision for Income Taxes
Over the last three years, what is referred to as the “look-through rule” exception has been allowed to expire and has been retroactively reinstated, which has impacted TransUnion’s effective tax rate. The Internal Revenue Code requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, such as dividends earned, at certain foreign subsidiaries regardless of whether that income is remitted to the U.S. The look-through rule provides an exception to this recognition for subsidiary passive income attributable to an active business. When the look-through rule is not in effect, we are required under ASC 740-30 to accrue a tax liability for certain foreign earnings as if those earnings were distributed.

For the three months ended March 31, 2014, we reported a loss before income taxes and an effective tax rate benefit of 0.7%. The effective tax rate was lower than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule effective January 1, 2014, and the application of ASC 740-30 to our unremitted foreign earnings, along with a change in state tax rates.

For the three months ended March 31, 2013, we reported a loss before income taxes and an effective tax rate benefit of 15.3%. The effective tax rate was lower than the 35% U.S. federal statutory rate due primarily to the retroactive reinstatement of the look-through rule effective January 1, 2013, and a change in state tax rates, partially offset by a reduced rate of tax on our foreign earnings.

Significant Changes in Assets and Liabilities
There were no significant changes in assets or liabilities between December 31, 2013, and March 31, 2014.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving credit facility. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving credit facility will be sufficient to finance our liquidity requirements for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.

Cash and cash equivalents totaled $59.4 million and $111.2 million at March 31, 2014, and December 31, 2013, respectively, of which $48.4 million and $80.6 million was held outside the United States. As of March 31, 2014, we had $28.5 million of outstanding borrowings against the senior secured revolving credit facility and could have borrowed up to an additional $181.5 million. Beginning in 2015, under the amended senior secured term loan we will be required to make additional principal payments based on the previous year’s excess cash flows. See Item 1, Note 9 “Debt,” and Note 12, "Subsequent Events," for additional information about our debt.

Sources and Uses of Cash

	Three Months Ended March 31,
(in millions)	2014	2013	$ Change
Cash (used in) provided by operating activities	$(6.1)	$13.5	$(19.6)
Cash used in investing activities	(69.9)	(40.7)	(29.2)
Cash provided by (used in) financing activities	24.8	(7.7)	32.5
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(2.0)	1.4
Net change in cash and cash equivalents	$(51.8)	$(36.9)	$(14.9)

Operating Activities
Cash used in operating activities increased $19.6 million, from a source of cash of $13.5 million for the three months ended March 31, 2013, to a use of cash of $6.1 million for the three months ended March 31, 2014. The increase in cash used was due primarily to an increase in working capital.

Investing Activities
Cash used in investing activities increased $29.2 million, from $40.7 million for the three months ended March 31, 2013, to $69.9 million for the three months ended March 31, 2014. The increase was due primarily to an increase in cash paid for capital expenditures and acquisitions.

Financing Activities
Cash provided by financing activities increased $32.5 million, from a use of cash of $7.7 million for the three months ended March 31, 2013, to a source of cash of $24.8 million for the three months ended March 31, 2014. The increase was due primarily to proceeds from the senior secured revolving line of credit, a decrease in debt financing fees paid and a decrease in treasury stock purchases.

Capital Expenditures
Capital expenditures are made to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization, and to reduce risk. Expenditures are made primarily for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. During the third quarter of 2013 we began a strategic initiative to upgrade our technology platform to enable growth, provide additional redundancy, promote innovation and to provide a competitive advantage. We also are in the process of making improvements to our corporate headquarters facility.

Cash paid for capital expenditures increased $22.4 million, from $16.4 million for the three months ended March 31, 2013, to $38.8 million for the three months ended March 31, 2014. We expect total capital expenditures for the remainder of 2014 to be higher than 2013 as a percent of revenue due to strategic initiatives, including the upgrade of our technology platform and improvements to our corporate headquarters.

Debt
On April 9, 2014, TransUnion Corp. ("TransUnion Corp") and Trans Union LLC refinanced and amended the senior secured credit facility. The refinancing resulted in an increase of the outstanding term loan from $1,120.5 million to $1,900.0 million. The amendment, among other things, reduced the interest rate floor and margins, reduced the amount available under the revolving line of credit from $210.0 million to $190.0 million, extended the maturity dates, and changed certain covenant requirements. The additional borrowings were used to in part repay all amounts outstanding under the existing revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings will be used to redeem the entire $645.0 million outstanding balance of the 11.375% notes issued by TransUnion Financing Corp and Trans Union LLC including unpaid accrued interest and a prepayment premium. We refer to these transactions collectively as the "2014 Refinancing Transaction." The 2014 Refinancing Transaction is expected to result in a net gain of approximately $30 million that will be recorded in the consolidated statement of income and approximately $9 million of additional deferred financing fees that will be recorded on the consolidated balance sheet in the second quarter of 2014. The 2014 Refinancing Transaction is also expected to result in a reduction of cash interest expense of approximately $45 million annually at current interest rates beginning on May 9, 2014, the date the 11.375% notes will be repaid.

Effect of Certain Debt Covenants
Effective with the 2014 Refinancing Transaction, certain covenant requirements, including TransUnion Corp's capacity to make dividend distributions to TransUnion Holding were amended. See Item 1, Note 12, "Subsequent Event," for additional information.

The Company's senior secured revolving line of credit includes a senior secured net leverage ratio covenant as a condition to borrowing and as of the end of any fiscal quarter for which we have line of credit borrowings outstanding. On March 31, 2014, the Company had borrowings of $28.5 outstanding against the revolving line of credit and was subject to the net leverage ratio covenant. As of March 31, 2014, this covenant required us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 4.00-to-1. The senior secured net leverage ratio as of March 31, 2014, was 2.63 to 1. The senior secured net leverage ratio is the ratio of TransUnion Corp's consolidated senior secured net debt to TransUnion Corp's consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended March 31, 2014, totaled $417.7 million. Covenant EBITDA was higher than Adjusted EBITDA by $41.4 million for the trailing twelve-month period ended March 31, 2014, due to adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility.

Under the covenants of the instruments governing our senior debt, TransUnion Corp is restricted from making certain payments, including dividend payments to TransUnion Holding. As of March 31, 2014, and December 31, 2013, TransUnion Corp’s capacity to make these dividend distributions was restricted to approximately $125 million and $140 million, respectively.
Recent Accounting Pronouncements
See Note 1, “Significant Accounting And Reporting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with U.S. GAAP. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different conditions. See the “Application of Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, “Significant Accounting and Reporting Policies” to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014, for a description of the significant accounting estimates used in the preparation of our consolidated financial statements.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results or results of operations could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include: macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets; our ability to maintain the security and integrity of our data; our ability to deliver services timely without interruption; our ability to maintain our access to data sources; government regulation and changes in the regulatory environment; litigation or regulatory proceedings; our ability to effectively develop and maintain strategic alliances and joint ventures; our ability to make acquisitions and integrate the operations of other businesses; our ability to timely develop new services; our ability to manage and expand our operations and keep up with rapidly changing technologies; our ability to manage expansion of our business into international markets; economic and political stability in international markets where we operate; our ability to effectively manage our costs; our ability to provide competitive services and prices; our ability to make timely payments of principal and interest on our indebtedness; our ability to satisfy covenants in the agreements governing our indebtedness; our ability to maintain our liquidity; fluctuations in exchange rates; changes in federal, state, local or foreign tax law; our ability to protect our intellectual property; our ability to retain or renew existing agreements with long-term customers; our ability to access the capital markets; further consolidation in our end customer markets; reliance on key management personnel; and other factors described and referred to in our Annual Report on Form 10-K for the year ended December 31, 2013, under Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. There have been no material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
We are involved in various legal proceedings resulting from our current or past business operations. Some of these proceedings seek business practice changes or large damage awards. These actions generally assert claims for violations of federal or state credit reporting, consumer protection or privacy laws, or common law claims related to privacy, libel, slander or the unfair treatment of consumers. We believe that most of these claims are either without merit or we have valid defenses to the claims, and we intend to vigorously defend these matters or seek non-monetary or small monetary settlements, if possible. However, due to the uncertainties inherent in litigation we cannot predict the outcome of each claim in each instance.

On a regular basis we accrue reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See our Annual Report on Form 10-K for the year ended December 31, 2013, Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 18, “Contingencies,” for additional information about these reserves. However, for certain cases we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar cases pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. However, for these cases we do not believe, based on currently available information, that the outcomes will have a material adverse effect on our financial condition, although the outcomes could be material to our operating results for any particular period.

To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims (threatened or pending) against us and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us that would not have some level of coverage by insurance after the relevant deductible, if any, is met.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for a full description of our material pending legal proceedings.

ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10- K and Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
During the three months ended March 31, 2014, TransUnion Holding sold a total of 11,661 shares of common stock at $6.65 per share to employees exercising stock options and a total of 53,688 shares of common stock at $11.42 per share to an executive officer and to a director of the Company. During the three months ended March 31, 2014, TransUnion Holding also granted options to purchase 441,398 shares of its common stock at an exercise price of $11.42 to certain employees under the Company’s 2012 Management Equity Plan. The sale of shares and grants of options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.
There were no underwriters employed in connection with any of the transactions set forth above.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	372	$11.42	—	$—
February 1 to February 28	983	11.42	—	$—
March 1 to March 31	148	11.42	—	$—
Total	1,503	11.42	—	$—

(1)	Represents shares of TransUnion Holding’s common stock that were repurchased from employees exercising stock options or from ex-employees who sold shares back to the Company upon termination.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFEY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) None
(b) Not applicable.

ITEM 6. EXHIBITS

10.1
Amendment No. 7 to Credit Agreement, dated as of April 9, 2014, by and among TransUnion Corp., Trans Union LLC, the guarantors party thereto, Deutsche Bank Trust Company Americas, as Existing Administrative Agent, Existing Collateral Agent, Existing Swing Line Lender and Existing L/C Issuer, Deutsche Bank AG New York Branch, as Successor Administrative Agent, Successor Collateral Agent, Successor Swing Line Lender, Successor L/C Issuer and as 2014 Replacement Term Lender, and each other Lender party thereto. (Incorporated by reference to Exhibit 10.1 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed April 9, 2014).

10.2
Second Amended and Restated Credit Agreement, dated as of April 9, 2014, by and among TransUnion Corp., Trans Union LLC, the guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent, Deutsche Bank AG New York Branch, as L/C Issuer and Swing Line Lender, the other lenders from time to time party thereto, Goldman Sachs Lending Partners LLC, as Syndication Agent, and Bank of America, N.A., Royal Bank of Canada and Credit Suisse AG, as Documentation Agents. (Incorporated by reference to Exhibit 10.2 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed April 9, 2014).

31.1	TransUnion Holding Company, Inc. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	TransUnion Holding Company, Inc. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
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

TransUnion Holding Company, Inc.

May 8, 2014	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

May 8, 2014	By	/s/ GORDON E. SCHAECHTERLE
Gordon E. Schaechterle
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

10.1
Amendment No. 7 to Credit Agreement, dated as of April 9, 2014, by and among TransUnion Corp., Trans Union LLC, the guarantors party thereto, Deutsche Bank Trust Company Americas, as Existing Administrative Agent, Existing Collateral Agent, Existing Swing Line Lender and Existing L/C Issuer, Deutsche Bank AG New York Branch, as Successor Administrative Agent, Successor Collateral Agent, Successor Swing Line Lender, Successor L/C Issuer and as 2014 Replacement Term Lender, and each other Lender party thereto. (Incorporated by reference to Exhibit 10.1 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed April 9, 2014).

10.2
Second Amended and Restated Credit Agreement, dated as of April 9, 2014, by and among TransUnion Corp., Trans Union LLC, the guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent, Deutsche Bank AG New York Branch, as L/C Issuer and Swing Line Lender, the other lenders from time to time party thereto, Goldman Sachs Lending Partners LLC, as Syndication Agent, and Bank of America, N.A., Royal Bank of Canada and Credit Suisse AG, as Documentation Agents. (Incorporated by reference to Exhibit 10.2 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed April 9, 2014).

31.1	TransUnion Holding Company, Inc. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	TransUnion Holding Company, Inc. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
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