Form 10-K/A
period 2013-12-31
TransUnion Holding Company, Inc.
filed 2014-06-30
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

As of June 30, 2013, there was no established public market for TransUnion Holding Company, Inc. common stock, par value $0.01 per share.

As of January 31, 2014, there were 110,248,241 shares of TransUnion Holding Company, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TransUnion Holding Company, Inc.
Form 10-K/A
Explanatory Note

This Amendment No. 1 to the annual report of TransUnion Holding Company, Inc. ("TransUnion Holding," or the “Company”) on Form 10-K/A amends our annual report on Form 10-K for the year ended December 31, 2013 (the “Original Form 10-K”), which was originally filed on February 27, 2014. We previously filed our annual report on a combined basis with TransUnion Corp. because we operate TransUnion Holding and TransUnion Corp. as one business with identical management teams. However, this amendment only relates to TransUnion Holding because the obligation under Rule 3-09 of Regulation S-X to file the separate financial statements referenced below only arises with respect to TransUnion Holding and not TransUnion Corp.

We are filing this amendment to amend Part IV, Item 15 of the original Form 10-K to provide the separate financial statements in accordance with Rule 3-09 of Regulation S-X as follows:

•	Audited financial statements of Trans Union De Mexico, S.A. for the year ended December 31, 2013 (Exhibit 99.1);

•	Unaudited financial statements of Credit Information Bureau (India) Limited for the year ended March 31, 2014 (Exhibit 99.2); and

•	Audited financial statements of Credit Information Bureau (India) Limited for the year ended March 31, 2013 (Exhibit 99.3).

The audited financial statements of Trans Union De Mexico, S.A. for the year ended December 31, 2013 and the unaudited financial statements of Credit Information Bureau (India) Limited for the year ended March 31, 2014 were not available prior to the original filing date. All of the financial statements have been prepared and provided by management of each respective company. Management of each respective company is solely responsible for the form and content of their financial statements.

This Form 10-K/A also includes the currently dated signature page and certifications from the Company’s principal executive officer and principal financial officer. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K except as noted above. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with other Company filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets—December 31, 2013 and 2012;

•	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule I - Condensed Financial Information of TransUnion Holding Company, Inc.

•	Schedule II—Valuation and Qualifying Accounts
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

(3)
Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 157 of the Original Form 10-K, which immediately precedes such exhibits and is incorporated herein by reference, and is amended as shown in the Exhibit Index below.

(4)	Valuation and qualifying accounts

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2014.

TransUnion Holding Company, Inc.

By:	/s/Samuel A. Hamood
Samuel A. Hamood Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 30, 2014.

Signature	Title

*	Director, President and Chief Executive Officer
James M. Peck

*	Executive Vice President and Chief Financial Officer
Samuel A. Hamood

/s/James V. Pieper	Vice President and Chief Accounting Officer
James V. Pieper

*	Director
George M. Awad

*	Director
Christopher Egan

*	Director
Siddharth N. (Bobby) Mehta

*	Director
Leo F. Mullin

*	Director
Rohan Narayan

*	Director
Andrew Prozes

*	Director
Sumit Rajpal

*	Director
Steven M. Tadler

*By: /S/ Michael J. Forde
As Attorney-in-Fact

2013 Form 10-K
EXHIBIT INDEXi
TransUnion Holding Company, Inc.

Exhibit No.	Exhibit Name
3.1**	Amended and Restated Certificate of Incorporation of TransUnion Corp. (Incorporated by reference to Exhibit 3.1 to TransUnion Corp.'s Current Report on Form 8-K filed April 30, 2012).

3.2**	Amended and Restated Bylaws of TransUnion Corp. (Incorporated by reference to Exhibit 3.2 to TransUnion Corp.'s Current Report on Form 8-K filed April 30, 2012).

3.3*
Amended and Restated Certificate of Incorporation of TransUnion Holding Company, Inc. (Incorporated by reference to Exhibit 3.1 to TransUnion Holding Company Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

3.4*	Bylaws of TransUnion Holding Company, Inc. (Incorporated by reference to Exhibit 3.2 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

4.1
Indenture, dated June 15, 2010, among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11.375% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

4.2
First Supplemental Indenture, dated as of February 27, 2012, among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11.375% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 to TransUnion Corp.'s Current Report on Form 8-K filed February 28, 2012).

4.3
Second Supplemental Indenture, dated as of March 20, 2012, among Trans Union LLC, TransUnion Financing Corporation, TransUnion Corp., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, for the 11.375% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.3 to TransUnion Corp.'s Registration Statement on Form S-1 filed September 18, 2013).

4.4	Form of 11.375% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.2 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

4.5
Registration Rights Agreement, dated June 15, 2010, among Trans Union LLC, TransUnion Financing Corporation, the guarantors party thereto and J.P. Morgan Securities, Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers named therein. (Incorporated by reference to Exhibit 4.3 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

4.6*
Indenture, dated March 21, 2012, among TransUnion Holding Company, Inc. and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes Due 2018. (Incorporated by reference to Exhibit 4.1 to Transunion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

4.7*
First Supplemental Indenture dated as of October 22, 2012, among TransUnion Holding Company, Inc., and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes due 2018. (Incorporated by reference to Exhibit 10.1 to TransUnion Holdings Company, Inc.s Current Report on Form 8-K filed October 23, 2012).

4.8*
Form of TransUnion Holding Company, Inc. 9.625%/10.375% Senior PIK Toggle Notes Due 2018, Series B. (Incorporated by reference to Exhibit 4.2 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

4.9*
Exchange and Registration Rights Agreement, dated March 21, 2012, among TransUnion Holding Company, Inc. and Goldman, Sachs & Co. and Deutsche Bank Securities, Inc., as representatives of the purchasers named therein. (Incorporated by reference to Exhibit 4.3 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

4.10*
Indenture, dated November 1, 2012, between TransUnion Holding Company, Inc., and Wells Fargo Bank, National Association, as Trustee, for the 8.125%/8.875% Senior PIK Toggle Notes due 2018. (Incorporated by reference to Exhibit 4.1 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed November 6, 2012).

4.11*
Form of TransUnion Holding Company, Inc. 8.125%/8.875% Senior PIK Toggle Notes Due 2018, Series B. (Incorporated by reference to Exhibit 4.1 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed November 6, 2012).

Exhibit No.	Exhibit Name

4.12*
Exchange and Registration Rights Agreement, dated November 1, 2012, among TransUnion Holding Company, Inc. and Goldman, Sachs & Co. and Deutsche bank Securities, Inc., as representatives of the purchasers named therein. (Incorporated by reference to Exhibit 4.2 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed November 6, 2012).

10.1
Amended and Restated Credit Agreement dated as of February 10, 2011 among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Trust Company Americas, as Administrative and Collateral Agent, Deutsche Bank Trust Company Americas, as L/C Issuer and Swing Line Lender, the Other Lenders party thereto from time to time, Bank of America, N.A., as Syndication Agent, Credit Suisse Securities (USA) LLC and Suntrust Bank, as TL Documentation Agents, U.S. Bank National Association, as RC Documentation Agent, and The Governor and Company of the Bank of Ireland, as Senior Managing Agent, and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner and Smith, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 10.1 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

10.2
Amendment No. 2 to Credit Agreement, dated as of February 27, 2012, by and among TransUnion Corp., Trans Union LLC, Deutsche Bank Trust Company Americas, as Administrative Agent and as Collateral Agent, and each Other Lender. (Incorporated by reference herein to Exhibit 10.1 to TransUnion Corp.'s Current Report on Form 8-K filed March 2, 2012).

10.3
Amendment No. 3 to Credit Agreement, dated as of April 17, 2012, by and among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, each as Lead Arrangers, Deutsche Bank Trust Company Americas, as Administrative Agent and as Collateral Agent, and each Other Lender. (Incorporated by reference to Exhibit 10.1 to TransUnion Corp.'s Current Report on Form 8-K filed April 20, 2012).

10.4
Amendment No. 4 to Credit Agreement, dated as of February 5, 2013, by and among TransUnion Corp., Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, each as Lead Arrangers, Deutsche Bank Trust Company Americas, as Administrative Agent, as Collateral Agent and as Designated Replacement term Loan Lender, and each of the Other Lenders party thereto. (Incorporated by reference to Exhibit 10.1 to TransUnion Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.5
Amendment No. 5 to Credit Agreement, dated as of November 22, 2013, by and among TransUnion Corp., Trans Union LLC, the guarantors party thereto, Deutsche Bank Securities Inc., as lead arranger, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and each of the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed December 20, 2013).

10.6
Amendment No. 6 to Credit Agreement, dated as of December 16, 2013, by and among TransUnion Corp., Trans Union LLC, the guarantors party thereto, Deutsche Bank Securities Inc., as lead arranger, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and each of the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to TransUnion Holding Company, Inc.'s Current Report on Form 8-K filed December 20, 2013).

10.7*
TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012). (Incorporated by reference to Exhibit 10.1 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

10.8*
Major Stockholders’ Agreement made as of April 30, 2012, among TransUnion Holding Company, Inc., the Advent Investor (as defined therein), the GS Investors (as defined therein), and any other Person who becomes a party thereto. (Incorporated by reference to Exhibit 10.3 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

10.9
Stockholders’ Agreement made as of April 30, 2012, among TransUnion Holding Company, Inc., the members of the management or other key persons of TransUnion Holding Company, Inc. or of TransUnion Corp., that are signatories thereto, any other person who becomes a party thereto, and the GS Investors (as defined therein) and the Advent Investor (as defined therein) (for specific purposes). (Incorporated by reference to Exhibit 10.4 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

Exhibit No.	Exhibit Name

10.10
Registration Rights Agreement dated as of April 30, 2012, by and among TransUnion Holding Company, Inc., the Advent Investors (as defined therein), the GS Investors (as defined therein), certain Key Individuals (as defined therein) and any other person who becomes a party thereto. (Incorporated by reference to Exhibit 10.5 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

10.11*
Form of Director Indemnification Agreement for directors of TransUnion Holding Company, Inc. (Incorporated by reference to Exhibit 10.6 to TransUnion Holding Company, Inc.'s Registration Statement on Form S-4 filed July 31, 2012).

10.12	Form of Severance and Restrictive Covenant Agreement with Executive Officers. (Incorporated by reference to Exhibit 10.5 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

10.13
Employment Agreement with Siddharth N. (Bobby) Mehta, former President and Chief Executive Officer of TransUnion Holding Company, Inc. and TransUnion Corp., dated October 3, 2007. (Incorporated by reference to Exhibit 10.6 to TransUnion Corp.'s Registration Statement on Form S-4 filed March 1, 2011).

10.14
Amendment to Employment Agreement of Siddharth N. (Bobby) Mehta, former President and Chief Executive Officer of TransUnion Holding Company, Inc. and TransUnion Corp., dated December 6, 2012. (Incorporated by reference to Exhibit 10.11 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.15*
Consulting Agreement with Siddharth N. (Bobby) Mehta, dated December 6, 2012. (Incorporated by reference to Exhibit 10.12 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.16*
Amendment dated December 6, 2012 to the Stockholders’ Agreement of TransUnion Holding Company, Inc. made as of April 30, 2012 with Siddharth N. (Bobby) Mehta. (Incorporated by reference to Exhibit 10.13 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.17*
Stock Repurchase Agreement dated December 6, 2012 between Siddharth N. (Bobby) Mehta and TransUnion Holding Company, Inc. (Incorporated by reference to Exhibit 10.14 to Transunion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.18
Employment Agreement with James M. Peck, President and Chief Executive Officer of TransUnion Holding Company, Inc. and TransUnion Corp., dated December 6, 2012. (Incorporated by reference to Exhibit 10.15 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19
Letter Agreement between TransUnion Holding Company, Inc. and Reed Elsevier with respect to the employment of James M. Peck as the President and Chief Executive Officer of TransUnion Holding Company, Inc. and TransUnion Corp., dated December 6, 2012. (Incorporated by reference to Exhibit 10.16 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.20
Consulting Agreement dated April 30, 2012 with Goldman Sachs & Co. and Advent International Corporation. (Incorporated by reference to Exhibit 10.17 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.21
Amended and Restated Asset Purchase Agreement, dated December 12, 2013, by and between TransUnion Risk and Alternative Data Solutions, Inc. and TLO, LLC (Incorporated by reference to Exhibit 10.1 to TransUnion Holding Company, Inc.'s and TransUnion Corp.'s Current Report on Form 8-K filed December 20, 2013).

21	Subsidiaries of each Registrant. ***

24.1*	Power of Attorney - TransUnion Holding Company, Inc.***

31.1(a)*	Certification of Principal Executive Officer for TransUnion Holding Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(a)*	Certification of Principal Financial Officer for TransUnion Holding Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Name

32(a)*
Certification of Chief Executive Officer and Chief Financial Officer for TransUnion Holding Company, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Separate audited financial statements in accordance with Rule 3-09 of Regulation S-X for Trans Union De Mexico, S.A. for the years ended December 31, 2013 and 2012.

99.2*	Separate unaudited financial statements in accordance with Rule 3-09 of Regulation S-X for Credit Information Bureau (India) Limited for the year ended March 31, 2014.

99.3*	Separate audited financial statements in accordance with Rule 3-09 of Regulation S-X for Credit Information Bureau (India) Limited for the year ended March 31, 2013.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

[i]	Unless specifically noted, each Exhibit described above shall be applicable to both Registrants.
*	Applicable only to TransUnion Holding Company, Inc.
**	Applicable only to TransUnion Corp.
***	Previously filed as an exhibit to the TransUnion Holding Company, Inc. and TransUnion Corp. combined Annual Report on Form 10-K for the year ended December 31, 2013.