Form 10-Q
period 2014-06-30
TransUnion Holding Company, Inc.
filed 2014-08-07
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Yes ☐ No ☒

The number of shares of registrants’ common stock outstanding as of July 31, 2014, was 110,439,820.

TRANSUNION HOLDING COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	June 30, 2014	December 31, 2013
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$93.2	$111.2
Trade accounts receivable, net of allowance of $1.1 and $0.7	193.0	165.0
Other current assets	71.7	73.5
Total current assets	357.9	349.7
Property, plant and equipment, net of accumulated depreciation and amortization of $93.8 and $70.2	165.4	150.4
Marketable securities	13.9	9.9
Goodwill	2,012.6	1,909.7
Other intangibles, net of accumulated amortization of $308.5 and $227.5	1,974.2	1,934.0
Other assets	109.7	138.6
Total assets	$4,633.7	$4,492.3
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$107.0	$100.3
Short-term debt and current portion of long-term debt	29.0	13.8
Other current liabilities	121.4	133.5
Total current liabilities	257.4	247.6
Long-term debt	2,874.5	2,853.1
Deferred taxes	661.5	636.9
Other liabilities	23.2	22.6
Total liabilities	3,816.6	3,760.2
Redeemable noncontrolling interests	17.8	17.6
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at June 30, 2014 and December 31, 2013, 110.9 million and 110.7 shares issued at June 30, 2014 and December 31, 2013, respectively, and 110.4 million shares and 110.2 million shares outstanding as of June 30, 2014 and December 31, 2013, respectively	1.1	1.1
Additional paid-in capital	1,126.2	1,121.8
Treasury stock at cost; 0.5 million shares at June 30, 2014 and December 31, 2013, respectively	(4.2)	(4.1)
Accumulated deficit	(414.5)	(417.7)
Accumulated other comprehensive loss	(78.9)	(73.2)
Total TransUnion Holding Company, Inc. stockholders’ equity	629.7	627.9
Noncontrolling interests	169.6	86.6
Total stockholders’ equity	799.3	714.5
Total liabilities and stockholders’ equity	$4,633.7	$4,492.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$327.5	$300.8	$630.9	$591.3
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	132.4	121.3	253.3	239.0
Selling, general and administrative	107.4	94.8	203.6	178.2
Depreciation and amortization	55.3	45.2	106.8	90.5
Total operating expenses	295.1	261.3	563.7	507.7
Operating income	32.4	39.5	67.2	83.6
Non-operating income and expense
Interest expense	(50.0)	(49.2)	(100.8)	(99.0)
Interest income	0.7	0.2	1.2	0.5
Earnings from equity method investments	3.1	4.2	6.7	7.3
Other income and (expense), net	48.0	(2.7)	46.3	(6.4)
Total non-operating income and expense	1.8	(47.5)	(46.6)	(97.6)
Income (loss) before income taxes	34.2	(8.0)	20.6	(14.0)
(Provision) benefit for income taxes	(14.3)	1.9	(14.2)	2.7
Net income (loss)	19.9	(6.1)	6.4	(11.3)
Less: net income attributable to the noncontrolling interests	(2.0)	(1.7)	(3.2)	(2.9)
Net income (loss) attributable to TransUnion Holding Company, Inc.	$17.9	$(7.8)	$3.2	$(14.2)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$19.9	$(6.1)	$6.4	$(11.3)
Other comprehensive income (loss)
Foreign currency translation adjustment	0.4	(26.3)	(7.3)	(43.7)
Net unrealized gain (loss) on hedges (net of tax at 37%)	(0.3)	2.9	(0.4)	3.1
Amortization of accumulated loss on hedges (net of tax at 37%)	0.1	—	0.1	—
Total other comprehensive loss, net of tax	0.2	(23.4)	(7.6)	(40.6)
Comprehensive income (loss)	20.1	(29.5)	(1.2)	(51.9)
Less: comprehensive income attributable to noncontrolling interests	0.1	0.7	(1.3)	0.3
Comprehensive income (loss) attributable to TransUnion Holding Company, Inc.	$20.2	$(28.8)	$(2.5)	$(51.6)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$6.4	$(11.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	106.8	90.5
Net gain on 2014 Refinancing Transaction	(32.7)	—
Gain on fair value adjustment of equity method investment	(21.7)	—
Impairment of cost method investment	4.5	—
Loss on fair value of interest rate swaps	0.7	—
Amortization of deferred financing fees	3.5	5.2
Stock-based compensation	4.2	3.5
Provision for losses on trade accounts receivable	0.9	0.4
Equity in net income of affiliates, net of dividends	0.5	—
Deferred taxes	6.5	(10.1)
Amortization of senior notes purchase accounting fair value adjustment and note discount	(6.2)	(8.4)
Gain on sale of other assets	—	(1.3)
Other	0.5	(0.1)
Changes in assets and liabilities:
Trade accounts receivable	(24.4)	(12.2)
Other current and long-term assets	0.7	1.1
Trade accounts payable	12.0	9.2
Other current and long-term liabilities	(16.6)	(19.2)
Cash provided by operating activities	45.6	47.3
Cash flows from investing activities:
Capital expenditures	(74.3)	(30.2)
Proceeds from sale of trading securities	1.1	2.2
Investments in trading securities	(1.8)	(1.4)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(54.8)	(28.9)
Proceeds from sale of other assets	—	4.2
Acquisition-related deposits	8.8	(0.3)
Cash used in investing activities	(121.0)	(54.4)
Cash flows from financing activities:
Proceeds from senior secured term loan	1,895.3	923.4
Extinguishment of senior secured term loan	(1,120.5)	(923.4)
Extinguishment of 11.375% senior unsecured notes	(645.0)	—
Proceeds from revolving line of credit	28.5	—
Repayment of revolving line of credit	(28.5)	—
Repayments of debt	(10.4)	(5.8)
Proceeds from issuance of common stock	1.7	0.3
Debt financing fees including prepayment premium on early termination of 11.375% notes	(61.9)	(3.7)
Treasury stock purchases	(0.1)	(2.0)
Distributions to noncontrolling interests	(1.4)	(1.1)
Other	0.1	0.1
Cash provided by (used in) financing activities	57.8	(12.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(4.8)
Net change in cash and cash equivalents	(18.0)	(24.1)
Cash and cash equivalents, beginning of period	111.2	154.3
Cash and cash equivalents, end of period	$93.2	$130.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Redeemable Non- controlling Interests
	Shares	Amount
Balance December 31, 2013	110.2	$1.1	$1,121.8	$(4.1)	$(417.7)	$(73.2)	$86.6	$714.5	$17.6
Net income (loss)	—	—	—	—	3.2	—	3.3	6.5	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	(5.7)	(2.5)	(8.2)	0.6
Establishment of noncontrolling interests	—	—	—	—	—	—	85.1	85.1	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)	(0.3)
Purchase of noncontrolling interests	—	—	(1.4)	—	—	—	(1.9)	(3.3)	—
Stockholder contribution from noncontrolling interests	—	—	—	—	—	—	0.1	0.1	—
Stock-based compensation	—	—	4.2	—	—	—	—	4.2	—
Issuance of stock	0.1	—	0.9	—	—	—	—	0.9	—
Exercise of stock options	0.1	—	0.7	—	—	—	—	0.7	—
Treasury stock purchased	—	$—	$—	$(0.1)	$—	$—	$—	$(0.1)	$—
Balance June 30, 2014	110.4	$1.1	$1,126.2	$(4.2)	$(414.5)	$(78.9)	$169.6	$799.3	$17.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
Basis of Presentation
Any reference in this report to "TransUnion," "TransUnion Holding," the “Company,” “we,” “us,” and “our” refers to TransUnion Holding Company, Inc. and its direct and indirect subsidiaries.

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

Principles of Consolidation
The consolidated financial statements of TransUnion include the accounts of all of its majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which the Company has at least a 20% ownership interest, or where it is able to exercise significant influence, are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which the Company has less than a 20% ownership interest, or where it is not able to exercise significant influence, are accounted for using the cost method and periodically reviewed for impairment.

Subsequent Events
Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or notes to the financial statements.

Recently Adopted Accounting Pronouncements
On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This guidance was adopted by the Company effective January 1, 2014, and did not result in a material change in the Company’s consolidated financial statements. See Note 10, "Income Taxes," for further details regarding the impact of this adoption.

Recent Accounting Pronouncement Not Yet Adopted
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This comprehensive guidance will replace all existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. We are currently assessing the impact this guidance will have on our financial statements once it is adopted.

On June 19, 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This update clarifies the accounting for share-based awards with performance targets. We are currently assessing the impact this guidance will have on our financial statements.

2. Business Combinations

TLO

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

Purchase Price Allocation
The fair value of the assets acquired and liabilities assumed as of June 30, 2014, consisted of the following:

(in millions)	Fair Value
Other current assets	$0.3
Property and equipment	6.8
Identifiable intangible assets	83.1
Goodwill(1)	69.2
Total assets acquired	$159.4
Total liabilities assumed	(6.0)
Net assets of acquired company	$153.4

(1)	All of the goodwill is deductible for tax purposes.

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The purchase price of TLO exceeded the fair value of the net assets acquired due primarily to growth opportunities, synergies associated with its internal use software and our existing customer base and brand name, and other technological and operational synergies. Goodwill has been allocated to the USIS segment.
Identifiable Intangible Assets
The fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Technology and software	$45.8	7 years
Trade names and trademarks	13.2	20 years
Customer relationships	24.1	15 years
Total identifiable intangible assets	$83.1
The weighted-average useful life of identifiable intangible assets is approximately 11.4 years.

Acquisition Costs
During 2013, the Company incurred $3.7 million of acquisition-related costs for TLO, including banking fees, legal fees, due diligence and other external costs, which were expensed and recorded in other income and expense in the fourth quarter of 2013. Additional TLO acquisition-related costs of $0.2 million were incurred and expensed during the six months ended June 30, 2014.

CIBIL

During the first quarter of 2014, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”), an unconsolidated equity method investment, from 27.5% to 47.5% . On May 21, 2014, we acquired an additional 7.5% ownership interest, which raised our total ownership interest in CIBIL to 55.0%. The additional purchase resulted in us acquiring control and we began consolidating CIBIL on the acquisition date. CIBIL is not material to our results of operations or financial position. See note 6, "Investments in Affiliated Companies," for additional information.

In 2003, we partnered with Indian financial institutions to create CIBIL, the first consumer and commercial credit bureau in India. As CIBIL's sole technology, analytics and decision service provider for its consumer business, TransUnion created an innovative matching algorithm that allows CIBIL to provide consumer credit reporting services for the Indian population.
3. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2014:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$10.9	$10.9	$—	$—
Available for sale securities	3.0	3.0	—	—
Total	$13.9	$13.9	$—	$—

Liabilities
Contingent obligation	$(2.2)	$—	$—	$(2.2)
Interest rate swaps	(2.4)	—	(2.4)	—
Total	$(4.6)	$—	$(2.4)	$(2.2)

Level 1 instruments include trading securities which consist of exchange-traded mutual funds and publicly traded equity investments valued at their current market prices, with unrealized gains and losses included in net income. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. Level 1 instruments also include available for sale securities, which consist of foreign traded corporate bonds maturing between 2027 and 2033. Our trading securities and available for sale securities are included in marketable securities in our consolidated balance sheet. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented.

Level 2 instruments consist of interest rate swaps that are further discussed in Note 9, “Debt”. We determined the fair value of the interest rate swaps using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves.

Level 3 instruments consist of contingent obligations owed to the sellers of e-Scan Data Systems, Inc. (“eScan”), an entity we acquired in 2013. The fair value was determined based on an income approach, using the expected earnings of eScan, and will be assessed each reporting period. The obligation has a maximum payout of $17.0 million, contingent upon eScan meeting certain performance requirements in 2015 and 2016, but is currently valued at $2.2 million. Any remeasurements of the fair value of this contingent obligation prior to payout will result in a gain or loss reflected in our consolidated statements of income.
4. Other Current Assets
Other current assets consisted of the following:

(in millions)	June 30, 2014	December 31, 2013
Prepaid expenses	$43.1	$34.9
Deferred financing fees	7.8	6.8
Income taxes receivable	6.3	6.8
Deferred income tax assets	1.4	22.1
Other	13.1	2.9
Total other current assets	$71.7	$73.5

The decrease in deferred income tax assets of $20.7 million was due primarily to a reclassification of a portion of our NOL carryforward deferred tax asset from current to noncurrent and an offset for our unrecognized tax benefit resulting from the adoption of ASU 2013-11 as discussed in Note 1, "Significant Accounting and Reporting Policies." The increase in other was due to the purchase of other current assets with the CIBIL acquisition.

5. Other Assets
Other assets consisted of the following:

(in millions)	June 30, 2014	December 31, 2013
Investments in affiliated companies	$57.1	$92.4
Deferred financing fees	30.0	29.7
Deposits	6.9	15.8
Other	15.7	0.7
Total other assets	$109.7	$138.6

The decrease in investments in affiliated companies was primarily due to our acquisition of an additional equity interest in CIBIL, resulting in our consolidation of CIBIL. See Note 2, "Business Combination," and Note 6, "Investment in Affiliated Companies," for additional information regarding the CIBIL acquisition. The decrease in deposits was due to a deposit being used in the purchase of the additional equity in CIBIL. The increase in other was due to the purchase of other assets with the CIBIL acquisition.
6. Investments in Affiliated Companies
Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services. These investments are included in other assets in the consolidated balance sheets.

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

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment in value has occurred. During the six months ended June 30, 2014, we incurred an other-than-temporary impairment of $4.5 million for a cost method investment in our USIS segment that has sold its assets and is in the process of liquidating. This loss was included in other income and expense in the consolidated statements of income. We had no impairments of investments in affiliated companies in the six months ended June 30, 2013.

Investments in affiliated companies consisted of the following:

(in millions)	June 30, 2014	December 31, 2013
Total equity method investments	$53.7	$84.5
Total cost method investments	3.4	7.9
Total investments in affiliated companies	$57.1	$92.4

During the first quarter of 2014, we increased our equity interest in CIBIL from 27.5% to 47.5% and entered into agreements to acquire an additional 7.5% equity stake. On May 21, 2014, we acquired the additional 7.5% equity interest, obtained control and began to consolidate CIBIL as part of our International segment. From May 21, 2014, forward, CIBIL is no longer an equity method investment.

The accounting guidance for acquisitions achieved in stages (ASC 805-10-25-10) requires us to remeasure our previously held equity interest in CIBIL to the fair value as of the date we obtained control. As a result, we recognized a gain of $21.7 million in other income and expense for the three and six months ended June 30, 2014.

Earnings from equity method investments, which are included in other income and expense, and dividends received from equity method investments consisted of the following:

(in millions)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Earnings from equity method investments	$6.7	$7.3
Dividends received from equity method investments	$7.2	$7.4

Dividends received from cost method investments were $0.5 million for the six months ended June 30, 2014 and 2013. These dividends have been included in other income and expense.

Our investment in TransUnion de Mexico, S.A. is considered a significant unconsolidated subsidiary. The summarized financial information for this significant unconsolidated subsidiary consisted of the following:

(in millions)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenue	$32.7	$35.2
Operating Income	$15.2	$18.7
Net income	$12.3	$15.9
7. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	June 30, 2014	December 31, 2013
Accrued payroll	$59.3	$63.7
Accrued interest	20.4	23.1
Accrued litigation	9.0	13.8
Deferred revenue	8.7	9.1
Accrued employee benefits	7.8	9.6
Other	16.2	14.2
Total other current liabilities	$121.4	$133.5
8. Other Liabilities
Other liabilities consisted of the following:

(in millions)	June 30, 2014	December 31, 2013
Retirement benefits	$11.8	$10.4
Unrecognized tax benefits	1.7	4.6
Other	9.7	7.6
Total other liabilities	$23.2	$22.6

9. Debt
Debt outstanding consisted of the following:

(in millions)	June 30, 2014	December 31, 2013
Senior secured term loan, payable in quarterly installments through April 9, 2021, including variable interest (4.00% at June 30, 2014) at LIBOR or alternate base rate, plus applicable margin, including original discount (premium) of $4.6 million and $(0.2) million at June 30, 2014, and December 31, 2013, respectively	$1,890.6	$1,123.5
Senior secured revolving line of credit, due on April 9, 2019, variable interest (3.75% at June 30, 2014) at LIBOR or alternate base rate, plus applicable margin	—	—
11.375% notes - Senior notes, principal due June 15, 2018, (paid in full in May 2014)semi-annual interest payments, 11.375% fixed interest per annum, including unamortized fair value adjustment of $95.9 million as of December 31, 2013	—	740.9
9.625% notes - Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum	600.0	600.0
8.125% notes - Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, including original issuance discount of $1.5 million and $1.7 million at June 30, 2014 and December 31, 2013, respectively	398.5	398.3
Capital lease obligations	2.6	4.2
Other notes payable	11.8	—
Total debt	$2,903.5	$2,866.9
Less short-term debt and current portion of long-term debt	(29.0)	(13.8)
Total long-term debt	$2,874.5	$2,853.1
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at June 30, 2014, were as follows:

(in millions)	June 30, 2014
2014	$15.0
2015	24.0
2016	22.4
2017	19.5
2018	1,019.0
Thereafter	1,809.7
Unamortized premiums and discounts on notes	(6.1)
Total	$2,903.5

Senior Secured Credit Facility
On June 15, 2010, the Company entered into a senior secured credit facility ("credit facility") with various lenders. The credit facility consists of a senior secured term loan ("term loan") and a senior secured revolving line of credit ("revolving line of credit"). On April 9, 2014, we refinanced and amended the credit facility. The refinancing resulted in an increase in the outstanding term loan from $1,120.5 million to $1,900.0 million. The amendment, among other things, reduced the interest rate floor and margins, reduced the amount available under the revolving line of credit from $210.0 million to $190.0 million, extended the maturity dates, and changed certain covenant requirements. The additional borrowings were used in part to repay all amounts outstanding under the existing revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings were used to redeem the entire $645.0 million outstanding balance of the 11.375% notes issued by TransUnion Financing Corp and Trans Union LLC including a prepayment premium and unpaid accrued interest through June 15, 2014. We refer to these transactions collectively as the "2014 Refinancing Transaction." The early redemption of the 11.375% notes resulted in a net gain of $45.4 million recorded in other income and expense in the consolidated statements of income consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $44.0 million. The credit facility refinancing resulted in $12.7 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income.

Interest rates on the refinanced term loan are based on the London Interbank Offered Rate ("LIBOR") unless otherwise elected, and subject to a floor of 1.00%, plus a margin of 2.75% or 3.00% depending on our senior secured net leverage ratio. Under the refinanced term loan, the Company is required to make principal payments of 0.25% of the refinanced original principal balance at the end of each quarter, with the remaining balance due April 9, 2021. The Company will also be required to make additional payments beginning in 2015 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year.
Interest rates on the refinanced revolving line of credit are based on LIBOR unless otherwise elected, and subject to a floor of 1.00%, plus a margin of 2.50% or 2.75% depending on our senior secured net leverage ratio. There is a 0.375% or 0.50% annual commitment fee, depending on our senior secured net leverage ratio, payable quarterly based on the undrawn portion of the revolving line of credit. The commitment under the revolving line of credit expires on April 9, 2019.
With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The credit facility continues to contain various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all of the loan covenants.
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the existing term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we had designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the three month LIBOR. The net amount paid or received was recorded as an adjustment to interest expense. As a result of the April 9, 2014, credit facility amendment, the hedges were no longer expected to be highly effective and no longer qualify for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities in the consolidated balance sheet. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and will be amortized to interest expense on a straight-line basis through December 29, 2017, the remaining life of the swaps. Changes in the fair value of the swaps after April 9, 2014, are being recorded in other income and expense. We recorded a loss of $0.7 million for the change in the fair value of the swaps from April 9, 2014, through June 30, 2014.
11.375% Notes
Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation issued $645.0 million principal amount of 11.375% senior unsecured notes due June 15, 2018. On May 9, 2014, the 11.375% notes were fully repaid and redeemed using proceeds received on the new term loan.

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

Fair Value of Debt
The estimated fair values of our 9.625% and 8.125% notes as of June 30, 2014, were $632.7 million and $418.6 million, respectively, compared with book values of $600.0 million and $398.5 million, respectively. The fair value of these fixed-rate notes, as determined under Level 2 of the fair-value hierarchy, is measured using quoted market prices of these publicly traded securities. The book value of our variable-rate debt approximates its fair value. The estimated fair value of our debt may not represent the actual settlement value due to redemption premiums and prepayment penalties that we may incur in connection with extinguishing our debt before its stated maturity.

10. Income Taxes

Over the last three years, a tax law known as the “look-through rule” exception has been allowed to expire and has been retroactively reinstated, which has impacted TransUnion’s effective tax rate. Subpart F requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, such as dividends earned, at certain foreign subsidiaries regardless of whether that income is remitted to the U.S. The look-through rule provides an exception to this recognition for subsidiary passive income attributable to an active business. When the look-through rule is not in effect, we are required under ASC 740-30 to accrue a tax liability for certain foreign earnings as if those earnings were distributed. During 2013, the look-through rule exception was retroactively reinstated and then, effective January 1, 2014, it was again allowed to expire.

For the three months ended June 30, 2014, the effective tax rate of 41.8% was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule and changes in state income tax rates. For the three months ended June 30, 2013, we reported a loss before income taxes and an effective tax benefit rate of 23.8%. This rate was lower than the 35% U.S. federal statutory rate due primarily to the impact of lower foreign tax rates on interim period tax expense.

For the six months ended June 30, 2014, the effective tax rate of 68.9% was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule and the application of ASC 740-30 to our unremitted foreign earnings, along with increased tax on foreign dividends and an increase in the state income tax rate. For the six months ended June 30, 2013, we reported a loss before income taxes and an effective tax benefit rate of 19.3%. This rate was lower than the 35% U.S. federal statutory rate due primarily to the net impact on deferred tax of the look-through rule reinstatement, an increase to the state income tax rate and the effect of lower foreign tax rates on interim period tax expense.

The total amount of unrecognized tax benefits was $4.6 million as of both June 30, 2014, and December 31, 2013, and these same amounts would affect the effective tax rate, if recognized. Most of the unrecognized tax benefit as of June 30, 2014 was presented in the balance sheet as a reduction to a deferred tax asset for a net operating loss carry-forward in connection with ASU 2013-11 that was adopted effective January 1, 2014. The accrued interest payable for taxes as of June 30, 2014, and December 31, 2013, was $0.8 million and $0.7 million, respectively. There was no significant liability for tax penalties as of June 30, 2014, or December 31, 2013. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.
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

Selected financial information consisted of the following:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
U.S. Information Services	$206.8	$26.5	$187.9	$37.3	$400.9	$58.7	$371.6	$80.3
International	63.2	4.7	61.3	4.1	117.4	7.0	117.0	6.5
Interactive	57.5	20.3	51.6	15.9	112.6	39.4	102.7	31.3
Corporate	—	(19.1)	—	(17.8)	—	(37.9)	—	(34.5)
Total	$327.5	$32.4	$300.8	$39.5	$630.9	$67.2	$591.3	$83.6

A reconciliation of operating income to income (loss) before income taxes for the periods ended as presented was as follows:

(in millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Operating income from segments	$32.4	$39.5	$67.2	$83.6
Non-operating income and expense	1.8	(47.5)	(46.6)	(97.6)
Income (loss) before income taxes	$34.2	$(8.0)	$20.6	$(14.0)

Earnings from equity method investments included in other income and expense, net, for the periods presented were as follows:

(in millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
U.S. Information Services	$0.4	$0.4	$0.7	$0.8
International	2.7	3.8	6.0	6.5
Interactive	—	—	—	—
Total	$3.1	$4.2	$6.7	$7.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Developments
On April 9, 2014, the Company refinanced and amended its senior secured credit facility. The refinancing resulted in an increase of the outstanding term loan from $1,120.5 million to $1,900.0 million. The excess proceeds were used to redeem the outstanding 11.375% notes including a prepayment premium and to pay an original issue discount and transaction fees. We refer to these transactions collectively as the 2014 Refinancing Transaction. The redemption of the 11.375% notes resulted in a net gain of $45.4 million recorded in other income and expense in the consolidated statements of income consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $44.0 million. The refinancing of the senior secured credit facility resulted in $12.7 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income. We also incurred $5.0 million of new deferred financing fees that were recorded to other current assets and other assets in the consolidated balance sheets. See Part I, Item 1, Note 9, "Debt," and the Liquidity and Capital Resources discussion below for additional information.
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
Factors Affecting Our Results of Operations
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. For the last few years, economic conditions have remained relatively stable, however confidence about economic conditions continues to be a concern that has limited consumer spending. Mortgage rates in the United States have increased since the first quarter of 2013, resulting in fewer mortgage refinancings year-over-year and restrained growth in our USIS segment. In addition, the continued strengthening of the U.S. dollar has diminished the operating results of our International segment.
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

•
During the first quarter of 2014, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”), from 27.5% to 47.5% and entered into agreements to acquire an additional 7.5% equity interest. On May 21, 2014, we acquired the additional 7.5% equity interest, obtained control and began to consolidate the results of operations of CIBIL as part of our International segment in our consolidated statements of income.

•
Effective January 1, 2014, we acquired the remaining 30% equity interest in our Guatemala subsidiary, Trans Union Guatemala, S.A. (TransUnion Guatemala) from the minority shareholders. As a result of this acquisition, the Company no longer records net income attributable to noncontrolling interests for this subsidiary.

•
On December 16, 2013, we acquired a 100% ownership interest in certain assets of TLO, LLC ("TLO"). TLO provides data solutions for due diligence, threat assessment, identity authentication, fraud prevention, and debt recovery. The results of operations of TLO have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On September 4, 2013, we acquired a 100% equity interest in e-Scan Data Systems, Inc. ("eScan"). eScan provides services to hospitals and healthcare providers to efficiently capture uncompensated care costs in their revenue management cycle programs. The results of operations of eScan have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On March 1, 2013, we acquired an 80% equity interest in Data Solutions Serviços de Informática Ltda. (“ZipCode”). ZipCode provides data enrichment and registry information to companies in Brazil’s information management, financial services, marketing and telecommunications segments. The results of operations of ZipCode have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

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

Results of Operations

Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures of revenue, cash provided by operating activities and capital expenditures. For the three and six months ended June 30, 2014 and 2013, these indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue	$327.5	$300.8	$26.7	8.9%	$630.9	$591.3	$39.6	6.7%
Reconciliation of operating income to Adjusted Operating Income:
Operating income	$32.4	$39.5	$(7.1)	(18.0)%	$67.2	$83.6	$(16.4)	(19.6)%
Adjustments(1)	10.2	5.2	5.0	96.2%	10.2	4.1	6.1	148.8%
Adjusted Operating Income(2)	$42.6	$44.7	$(2.1)	(4.7)%	$77.4	$87.7	$(10.3)	(11.7)%
Reconciliation of net income (loss) attributable to the Company to Adjusted EBITDA:
Net income (loss) attributable to the Company	$17.9	$(7.8)	$25.7	329.5%	$3.2	$(14.2)	$17.4	122.5%
Net interest expense	49.3	49.0	0.3	0.6%	99.6	98.5	1.1	1.1%
Income tax (benefit) provision	14.3	(1.9)	16.2	nm	14.2	(2.7)	16.9	nm
Depreciation and amortization	55.3	45.2	10.1	22.3%	106.8	90.5	16.3	18.0%
Stock-based compensation	2.2	1.7	0.5	29.4%	4.2	3.5	0.7	20.0%
Other (income) and expense(3)	(47.5)	3.0	(50.5)	nm	(45.8)	6.9	(52.7)	nm
Adjustments(1)	10.2	5.2	5.0	96.2%	10.2	4.1	6.1	148.8%
Adjusted EBITDA(2)	$101.7	$94.4	$7.3	7.7%	$192.4	$186.6	$5.8	3.1%
Other metrics:
Cash provided by operating activities	$51.7	$33.8	$17.9	53.0%	$45.6	$47.3	$(1.7)	(3.6)%
Capital expenditures	$35.5	$13.8	$21.7	157.2%	$74.3	$30.2	$44.1	146.0%
nm: not meaningful

(1)
For the three and six months ended June 30, 2014, adjustments consisted of $10.2 million of accelerated fees for a data matching service contract that we have terminated and in-sourced in our USIS segment as part of the upgrade to our technology platform. For the three months ended June 30, 2013, adjustments consisted of a $2.3 million loss on the disposal of a small operating company recorded in our International segment, and a $2.9 million adjustment for tax expense related to prior years that was recorded in each segment and in Corporate as follows: USIS $2.6 million; and Corporate $0.3 million. For the six months ended June 30, 2013, adjustments also included a $1.1 million gain on the disposal of a product line recorded in our USIS segment.

(2)
Adjusted Operating Income and Adjusted EBITDA are non-GAAP measures. We present Adjusted Operating Income and Adjusted EBITDA as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. In addition to its use as a measure of our operating performance, our board of directors and executive management team use Adjusted EBITDA as a compensation measure. Adjusted Operating Income does not reflect certain other income and expense. Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted Operating Income and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. Because of these limitations, Adjusted Operating Income and Adjusted EBITDA should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. Adjusted Operating Income and Adjusted EBITDA are not measures of financial condition or profitability under GAAP and should not be considered alternatives to cash flow from operating activities, as measures of liquidity or as alternatives to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted Operating Income is operating income and the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to the Company. The reconciliations of Adjusted Operating Income and Adjusted EBITDA to their nearest GAAP measures are included in the table above.

(3)
Other income and expense above includes all amounts included in our consolidated statement of income in other income and expense, net, except for dividends received from cost method investments. For the three months ended June 30, 2014, other income and expense included a net gain of $45.4 million resulting from the early redemption of the 11.375% notes, $12.7 million of refinancing fees and other costs expensed as a result of refinancing our senior secured credit facility, a gain of $21.7 million resulting from remeasuring our previously held equity interest in CIBIL to fair value under the accounting guidance for acquisitions achieved in stages (ASC 805-10-25-10), an impairment charge of $4.5 million related to a cost-method investment that has sold its assets and is in the process of liquidating, $0.7 million of acquisition-related expenses and a net $1.7 million of other expense. For the three months ended June 30, 2013, other income and expense included $4.0 million of acquisition-related expenses and a net $0.9 million of other income. For the six months ended June 30, 2014, other income and expense included the net gain of $45.4 million resulting from the early redemption of the 11.375% notes, $12.7 million of refinancing fees and other costs expensed as a result of refinancing our senior secured credit facility, the gain of $21.7 million on our previously held equity interest in CIBIL, an impairment charge of $4.5 million related to a cost-method investment that has sold its assets and is in the process of liquidating, $1.3 million of acquisition-related expenses, and a net $2.8 million of other expenses. For the six months ended June 30, 2013, other income and expense included $5.6 million of acquisition-related expenses and a net $1.3 million of other expenses. See Part I, Item 1, Note 9, "Debt" for additional information about the early redemption of the 11.375% notes and refinancing of the senior secured credit facility. See Part I, Item 1, Note 6, "Investments in Affiliated Companies," for additional information on the gain on our equity interest in CIBIL. See the "non-operating income and expense" discussion below for additional information on both the 2014 Refinancing Transaction and the gain on our equity interest in CIBIL.

Revenue
Total revenue increased $26.7 million and $39.6 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, due to revenue from our recent acquisitions of TLO, eScan, CIBIL and ZipCode in our USIS and International segments and strong organic growth in our International and Interactive segments, partially offset by the impact of weakening foreign currencies on the 2014 revenue of our International segment. Acquisitions accounted for an increase in revenue of 6.5% and 5.9% in each respective period. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.6% and 1.8% in each respective period. Excluding revenue from the recent acquisitions and the impact of weakening foreign currencies, consolidated revenues grew 4.0% and 2.6% in each respective period. Revenue by segment for the three- and six-month periods was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
U.S. Information Services:
Online Data Services	$140.1	$132.0	$8.1	6.1%	$271.1	$259.1	$12.0	4.6%
Credit Marketing Services	32.4	30.9	1.5	4.9%	63.3	62.7	0.6	1.0%
Decision Services	34.3	25.0	9.3	37.2%	66.5	49.8	16.7	33.5%
Total U.S. Information Services	206.8	187.9	18.9	10.1%	400.9	371.6	29.3	7.9%

International:
Developed markets	24.3	24.5	(0.2)	(0.8)%	46.1	46.5	(0.4)	(0.9)%
Emerging markets	38.8	36.8	2.0	5.4%	71.3	70.5	0.8	1.1%
Total International	63.2	61.3	1.9	3.1%	117.4	117.0	0.4	0.3%

Interactive	57.5	51.6	5.9	11.4%	112.6	102.7	9.9	9.6%
Total revenue	$327.5	$300.8	$26.7	8.9%	$630.9	$591.3	$39.6	6.7%

U.S. Information Services Segment
USIS revenue increased $18.9 million and $29.3 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, with increases in revenue in all platforms.

Online Data Services
Online Data Services revenue increased $8.1 million and $12.0 million in the three- and six-month periods, respectively, compared with the same periods in 2013, due to revenue from the acquisition of TLO and a 1.3% and 0.7% increase in online credit report unit volume in each respective period. Increases in credit report unit volume in the financial services, insurance, and other markets were mostly offset by a decrease in volume in the resellers market due to higher mortgage interest rates and the resulting decline in refinancings in 2014 compared with 2013, resulting in a slight decrease in the average pricing for online credit reports in each period.

Credit Marketing Services
Credit Marketing Services revenue increased $1.5 million and $0.6 million in the three- and six-month periods, respectively, compared with the same periods in 2013, due to an increase in custom data sets and archive information in the insurance market.

Decision Services
Decision Services revenue increased $9.3 million and $16.7 million in the three- and six-month periods, respectively, compared with the same periods in 2013, due to revenue from our acquisition of eScan and other increases in the healthcare market.

International Segment
International revenue increased $1.9 million, or 3.1%, and $0.4 million, or 0.3%, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Higher local currency revenue from increased volumes in most regions and the inclusion of CIBIL and ZipCode revenue in our consolidated results from the date of acquisition was partially offset by a 7.8% and 9.2% decrease in revenue in each respective period from the impact of weakening foreign currencies. Incremental revenue from our acquisition of CIBIL and ZipCode accounted for a 5.1% and 3.3% increase in International revenue in the three- and six-month periods. Excluding the impact of foreign currencies and acquisitions, International revenue increased 5.9% and 6.2% in each respective period.

Developed Markets
Developed markets revenue decreased $0.2 million, or 0.8%, and $0.4 million, or 0.9%, in the three- and six-month periods, respectively, compared with the same periods in 2013, due primarily to a 2.9% and 3.4% decrease in revenue in each respective period from the impact of a weakening Canadian dollar, partially offset by an increase in volume in Canada and Hong Kong in each period. Excluding the impact of foreign currencies, developed markets revenue increased 2.0% and 2.6% in each respective period.

Emerging Markets
Emerging markets revenue increased $2.0 million, or 5.4%, and $0.8 million, or 1.1%, in the three- and six-month periods, respectively, compared with the same periods in 2013. An increase in volumes in all regions and the inclusion of CIBIL and ZipCode revenue in our consolidated results from the date of acquisition was partially offset by a 11.1% and 12.9% decrease in revenue in each respective period from the impact of weakening foreign currencies, primarily the South African rand. Incremental revenue from our acquisition of CIBIL and ZipCode accounted for a 8.4% and 5.5% increase in emerging markets revenue in the three- and six-month periods. Excluding the impact of foreign currencies and acquisitions, emerging markets revenue increased 8.2% and 8.5% in each respective period.

Interactive Segment
Interactive revenue increased $5.9 million compared with the prior year. This increase was due primarily to an increase in the average number of subscribers and volume in our indirect channel, partially offset by a decrease in the number of subscribers in our direct channel.

Operating Expenses
Total operating expenses increased $33.8 million and $56.0 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. The increases were due primarily to:

•	operating and integration costs associated with our TLO, eScan, CIBIL and ZipCode acquisitions;

•	an acceleration of $10.2 million of fees for a data matching service contract that we have terminated and in-sourced as part of the upgrade to our technology platform;

•	an increase in depreciation and amortization;

•	a severance charge related to the consolidation and subsequent closure of our California-based contact center; and

•	an increase in labor costs due to adjusting the fair value of our stock-based compensation liability awards in our International segment, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment; and

•	a decrease in litigation expense.
Operating expenses in the three- and six-month periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of services	$132.4	$121.3	$11.1	9.2%	$253.3	$239.0	$14.3	6.0%
Selling, general and administrative	107.4	94.8	12.6	13.3%	203.6	178.2	25.4	14.3%
Depreciation and amortization	55.3	45.2	10.1	22.3%	106.8	90.5	16.3	18.0%
Total operating expenses	$295.1	$261.3	$33.8	12.9%	$563.7	$507.7	$56.0	11.0%
Cost of Services
Cost of services increased $11.1 million and $14.3 million in the three- and six-month periods, respectively, compared with the same periods in 2013. The increase in both periods was due primarily to:

•	operating and integration costs of our TLO, eScan, CIBIL and ZipCode acquisitions in our USIS and International segments;

•	an acceleration of $10.2 million of fees for a data matching service contract that we have terminated and in-sourced in our USIS segment; and

•	a severance charge related to the consolidation and subsequent closure of our California-based contact center in our USIS segment, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.

Selling, General and Administrative
Selling, general and administrative expenses increased $12.6 million and $25.4 million in the three- and six-month periods, respectively, compared with the same periods in 2013. The increase in both periods was due primarily to:

•	operating and integration costs from our TLO, eScan, CIBIL and ZipCode acquisitions in our USIS and International segments;

•	a severance charge related to the consolidation and subsequent closure of our California-based contact center and increased headcount in Corporate; and

•	an increase in labor costs due to adjusting the fair value of our stock-based compensation liability awards in our International segment, partially offset by:

•	the impact of weakening foreign currencies on our International segment; and

•	a decrease in litigation expense in our USIS segment.

Depreciation and Amortization
Depreciation and amortization increased $10.1 million and $16.3 million in the three- and six-month periods, respectively, compared with the same periods in 2013, due primarily to the recent business acquisitions and additional capital expenditures made in the second half of 2013 and first half of 2014, primarily in our USIS segment.

Operating Income and Operating Margins

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating Income(1)
U.S. Information Services	$26.5	$37.3	$(10.8)	(29.0)%	$58.7	$80.3	$(21.6)	(26.9)%
International	4.7	4.1	0.6	14.6%	7.0	6.5	0.5	7.7%
Interactive	20.3	15.9	4.4	27.7%	39.4	31.3	8.1	25.9%
Corporate	(19.1)	(17.8)	(1.3)	7.3%	(37.9)	(34.5)	(3.4)	9.9%
Total operating income	$32.4	$39.5	$(7.1)	(18.0)%	$67.2	$83.6	$(16.4)	(19.6)%

Operating Margin
U.S. Information Services	12.8%	19.9%		(7.0)%	14.6%	21.6%		(7.0)%
International	7.4%	6.7%		0.7%	6.0%	5.6%		0.4%
Interactive	35.3%	30.8%		4.5%	35.0%	30.5%		4.5%
Total operating margin	9.9%	13.1%		(3.2)%	10.7%	14.1%		(3.5)%

Adjusted Operating Income(2)
U.S. Information Services	$36.7	$39.9	$(3.2)	(8.0)%	$68.9	$81.9	$(13.0)	(15.9)%
International	4.7	6.4	(1.7)	(26.6)%	7.0	8.8	(1.8)	(20.5)%
Interactive	20.3	15.9	4.4	27.7%	39.4	31.3	8.1	25.9%
Corporate	(19.1)	(17.5)	(1.6)	(9.1)%	(37.9)	(34.3)	(3.6)	(10.5)%
Total Adjusted Operating Income	$42.6	$44.7	$(2.1)	(4.7)%	$77.4	$87.7	$(10.3)	(11.7)%

Adjusted Operating Margin
U.S. Information Services	17.7%	21.2%		(3.5)%	17.2%	22.0%		(4.8)%
International	7.4%	10.4%		(3.0)%	6.0%	7.5%		(1.5)%
Interactive	35.3%	30.8%		4.5%	35.0%	30.5%		4.5%
Total adjusted operating margin	13.0%	14.9%		(1.9)%	12.3%	14.8%		(2.5)%

(1)
For the three and six months ended June 30, 2014, operating income included $10.2 million of accelerated fees for a data matching service contract that we have terminated and in-sourced that was recorded in our USIS segment. For the three months ended June 30, 2013, operating income included a $2.3 million loss on the disposal of a small operating company recorded in our International segment and a $2.9 million adjustment for tax expense related to prior years that was recorded in each segment and in Corporate as follows: USIS $2.6 million; and Corporate $0.3 million. For the six months ended June 30, 2013, operating income also included a $1.1 million gain on the disposal of a product line recorded in our USIS segment.

(2)
See footnote 2 to the "Key Performance Measures" table for a discussion about Adjusted Operating Income, why we use it, its limitations, and the reconciliation to its most directly comparable GAAP measure, operating income.

Total operating income decreased $7.1 million and $16.4 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. The decreases were due primarily to:

•	operating and integration costs from our TLO, eScan, CIBIL and ZipCode acquisitions in our USIS and International segments;

•	an acceleration of $10.2 million of fees for a data matching service contract that we have terminated and in-sourced in our USIS segment;

•	the increase in depreciation and amortization primarily in our USIS segment;

•	a severance charge related to the consolidation and subsequent closure of our California-based contact center in our USIS segment and Corporate;

•	an increase in labor costs due to adjusting the fair value of our stock-based compensation liability awards in our International segment; and

•	the impact of weakening foreign currencies on the 2014 results of our International segment; and
partially offset by:

•	the increase in revenue in all segments, including revenue from the recent acquisitions.

Margins for the USIS segment decreased due primarily to the integration expenses of our eScan and TLO acquisitions including depreciation and amortization as well as the accelerated fees for canceling the data matching service and the severance charge, partially offset by the increase in revenue. Margins for the International segment were relatively flat as the increase in revenue was offset by the increase in operating and integration costs of the recent acquisitions and stock-based compensation. Margins for the Interactive segment increased due to the increase in revenue.

Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Interest expense	$(50.0)	$(49.2)	$(0.8)	(1.6)%	$(100.8)	$(99.0)	$(1.8)	(1.8)%
Interest income	0.7	0.2	0.5	250.0%	1.2	0.5	0.7	140.0%
Earnings from equity method investments	3.1	4.2	(1.1)	(26.2)%	6.7	7.3	(0.6)	(8.2)%
Other income and expense, net:
Acquisition fees	(0.7)	(4.0)	3.3	82.5%	(1.3)	(5.6)	4.3	76.8%
Loan fees	(13.6)	(0.5)	(13.1)	nm	(14.2)	(3.2)	(11.0)	nm
Dividends from cost method investments	0.5	0.5	—	—%	0.5	0.5	—	—%
Other income, net	61.8	1.3	60.5	nm	61.3	1.9	59.4	nm
Total other income and expense, net	48.0	(2.7)	50.7	nm	46.3	(6.4)	52.7	nm
Non-operating income and expense	$1.8	$(47.5)	$49.3	103.8%	$(46.6)	$(97.6)	$51.0	52.3%
nm: not meaningful

Interest expense increased $0.8 million and $1.8 million in the three- and six-month periods, respectively, compared with the same periods in 2013. Additional interest expense resulting from the increase in the average principal balance of the senior secured credit facility in 2014 compared with 2013 was offset by lower interest expense resulting from the early redemption of the 11.375% notes. See Part I, Item 1, Note 9, “Debt,”for additional information on our interest expense.

Acquisition fees represent costs we have incurred for acquisition-related efforts.

For the three and six months ended June 30, 2014, loan fees included $12.7 million of refinancing fees and other net costs expensed as a result of refinancing our senior secured credit facility.

For the three and six months ended June 30, 2014, other income, net, included a net gain of $45.4 million resulting from the early redemption of the 11.375% notes consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $44.0 million. Other income, net for the three- and six month periods also included a gain of $21.7 million resulting from remeasuring our previously held equity interest in CIBIL under the accounting guidance for acquisitions achieved in stages (ASC 805-10-25-10), an impairment charge of $4.5 million related to a cost-method investment that has sold its assets and is in the process of liquidating, and a loss of $0.7 million on the swap that no longer qualifies for hedge accounting.

See Part I, Item 1, Note 9, "Debt" for additional information about the early redemption of the 11.375% notes and the senior secured credit facility refinancing. See Part I, Item 1, Note 6, "Investments in Affiliated Companies," for additional information on the gain on our equity interest in CIBIL.

Provision for Income Taxes

Over the last three years, a tax law known as the “look-through rule” exception has been allowed to expire and has been retroactively reinstated, which has impacted TransUnion’s effective tax rate. Subpart F requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, such as dividends earned, at certain foreign subsidiaries regardless of whether that income is remitted to the U.S. The look-through rule provides an exception to this recognition for subsidiary passive income attributable to an active business. When the look-through rule is not in effect, we are required under ASC 740-30 to accrue a tax liability for certain foreign earnings as if those earnings were distributed. During 2013, the look-through rule exception was retroactively reinstated and then, effective January 1, 2014, it was again allowed to expire.

For the three months ended June 30, 2014, the effective tax rate of 41.8% was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule and changes in state income tax rates. For the three months ended June 30, 2013, we reported a loss before income taxes and an effective tax benefit rate of 23.8%. This rate was lower than the 35% U.S. federal statutory rate due primarily to the impact of lower foreign tax rates on interim period tax expense.

For the six months ended June 30, 2014, the effective tax rate of 68.9% was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule and the application of ASC 740-30 to our unremitted foreign earnings, along with increased tax on foreign dividends and an increase in the state income tax rate. For the six months ended June 30, 2013, we reported a loss before income taxes and an effective tax benefit rate of 19.3%. This rate was lower than the 35% U.S. federal statutory rate due primarily to the net impact on deferred tax of the look-through rule reinstatement, an increase to the state income tax rate and the effect of lower foreign tax rates on interim period tax expense.

Significant Changes in Assets and Liabilities
There were no significant changes in assets or liabilities between December 31, 2013, and June 30, 2014.
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

Cash and cash equivalents totaled $93.2 million and $111.2 million at June 30, 2014, and December 31, 2013, respectively, of which $56.5 million and $80.6 million was held outside the United States. As of June 30, 2014, we had no outstanding borrowings against the senior secured revolving credit facility and could have borrowed up to the full $190.0 million available. Beginning in 2015, we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part I, Item 1, Note 9 “Debt,” for additional information about our debt.

Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2014	2013	$ Change
Cash provided by operating activities	$45.6	$47.3	$(1.7)
Cash used in investing activities	(121.0)	(54.4)	(66.6)
Cash provided by (used in) financing activities	57.8	(12.2)	70.0
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(4.8)	4.4
Net change in cash and cash equivalents	$(18.0)	$(24.1)	$6.1

Operating Activities
Cash flows from operations was relatively unchanged from the prior year.

Investing Activities
The increase in cash used in investing activities was due primarily to an increase in cash paid for capital expenditures and the acquisition of CIBIL.

Financing Activities
The increase in cash provided by financing activities was due primarily to an increase in net borrowings partially offset by the 2014 Refinancing Transaction prepayment premium and fees.

Capital Expenditures
Capital expenditures are made to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization, and to reduce risk. Expenditures are made primarily for product development, disaster recovery and redundancy, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. During the third quarter of 2013 we began a strategic initiative to upgrade our technology platform to enable growth, provide additional redundancy, promote innovation and to provide a competitive advantage. We also are in the process of making improvements to our corporate headquarters facility.

Cash paid for capital expenditures increased $44.1 million, from $30.2 million for the six months ended June 30, 2013, to $74.3 million for the six months ended June 30, 2014 due to the ongoing upgrades to our technology platform and corporate headquarters facility. We expect total capital expenditures for the remainder of 2014 to be higher than 2013 as a percent of revenue due to strategic initiatives, including further upgrades of our technology platform and improvements to our corporate headquarters.

Debt
Senior Secured Credit Facility
On April 9, 2014, we refinanced and amended our senior secured credit facility. The refinancing resulted in an increase of the outstanding term loan from $1,120.5 million to $1,900.0 million. The amendment, among other things, reduced the interest rate floor and margins, reduced the amount available under the revolving line of credit from $210.0 million to $190.0 million, extended the maturity dates, and changed certain covenant requirements. The additional borrowings were used in part to repay all amounts outstanding under the existing revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings were used to redeem the entire $645.0 million outstanding balance of the 11.375% notes issued by TransUnion Financing Corp and Trans Union LLC including unpaid accrued interest and a prepayment premium. We refer to these transactions collectively as the "2014 Refinancing Transaction." The 2014 Refinancing Transaction resulted in a net gain of $32.7 million that was recorded in the consolidated statement of income and $5.0 million of additional deferred financing fees that were recorded in the consolidated balance sheet in the second quarter of 2014. The 2014 Refinancing Transaction is also expected to result in a reduction in cash paid for interest of approximately $45 million annually at current interest rates beginning in May, 2014.
11.375% notes
In connection with the 2010 Change in Control Transaction, on June 15, 2010, we issued $645.0 million principal amount of 11.375% senior unsecured notes ("11.375% notes") due June 15, 2018. As a result of the 2012 Change in Control Transaction, a purchase accounting fair value adjustment increase of $124.2 million was allocated to the senior notes. These notes were repaid in full on May 9, 2014, from the incremental proceeds borrowed on our senior secured credit facility.
Effect of Certain Debt Covenants
Our senior secured credit facility includes a senior secured net leverage ratio covenant which must be tested as a condition to incur additional indebtedness. The ratio must also be tested at the end of any fiscal quarter for which we have a line of credit borrowing outstanding in excess of 30% of the revolving credit commitment. As of June 30, 2014, this covenant, if it applied, would have required us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 6.00-to-1. The senior secured net leverage ratio is the ratio of TransUnion Corp's consolidated senior secured net debt to TransUnion Corp's consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended June 30, 2014, totaled $438.8 million. Covenant EBITDA was higher than Adjusted EBITDA by $55.1 million for the trailing twelve-month period ended June 30, 2014, due to adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility. On June 30, 2014, the Company had no borrowings outstanding against the revolving line of credit and was therefore not subject to the net leverage ratio covenant. However, the senior secured net leverage ratio as of June 30, 2014, was 4.13 to 1.

Under the covenants of the instruments governing our senior debt, TransUnion Corp is restricted from making certain distribution payments to TransUnion Holding Company, Inc. As of June 30, 2014, and December 31, 2013, TransUnion Corp’s capacity to make these payments was restricted to approximately $145 million and $140 million, respectively. As result of the 2014 Refinancing Transaction, TransUnion Corp can make dividend payments to TransUnion Holding Company, Inc. for the purpose of making interest payments, without restrictions.

On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the existing term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the three month LIBOR. The net amount paid or received is recorded as an adjustment to interest expense. As a result of the April 9, 2014, credit facility amendment, the hedges were no longer expected to be highly effective and no longer qualify for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and will be amortized to interest expense on a straight-line basis through December 29, 2017, the remaining life of the swaps. Changes in the fair value of the swaps after April 9, 2014, are being recorded in other income and expense. We recorded a loss of $0.7 million for the change in the fair value of the swaps from April 9, 2014, through June 30, 2014.
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

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to maintain our access to data sources;

•	government regulation and changes in the regulatory environment;

•	litigation or regulatory proceedings;

•	our ability to effectively develop and maintain strategic alliances and joint ventures;

•	our ability to make acquisitions and integrate the operations of other businesses;

•	our ability to timely develop new services;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our ability to manage expansion of our business into international markets;

•	economic and political stability in international markets where we operate;

•	our ability to effectively manage our costs;

•	our ability to provide competitive services and prices;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	fluctuations in exchange rates;

•	changes in federal, state, local or foreign tax law;

•	our ability to protect our intellectual property;

•	our ability to retain or renew existing agreements with long-term customers;

•	our ability to access the capital markets;

•	further consolidation in our end customer markets;

•	reliance on key management personnel; and

•
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

On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount paid or received was recorded as an adjustment to interest expense. As a result of the April 9, 2014, senior secured credit facility amendment, this hedge is no longer expected to be highly effective and no longer qualifies for hedge accounting. Changes in the fair value of the swap after April 9, 2014, are being recorded in other income and expense. We recorded a loss of $0.7 million on the swap in the second quarter of 2014.

There have been no other material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the quarter covered by this report, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
General
We are involved in various legal proceedings resulting from our current or past business operations. Some of these proceedings seek business practice changes or large damage awards. These actions generally assert claims for violations of federal or state credit reporting, consumer protection or privacy laws, or common law claims related to privacy, libel, slander or the unfair treatment of consumers. We believe that most of these claims are either without merit or we have valid defenses to the claims, and we intend to vigorously defend these matters or seek non-monetary or small monetary settlements, if possible. However, due to the uncertainties inherent in litigation we cannot predict the outcome of these claims.

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

The following discussion describes material legal proceedings that arose, and any material developments in previously disclosed material legal proceedings that occurred, in the three months ended June 30, 2014. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for a full description of our other material pending legal proceedings.

OFAC Alert Service

On July 24, 2014, the Court in Ramirez v. Trans Union LLC certified a class of approximately 8,000 individuals solely for purposes of statutory damages if TransUnion is ultimately found to have willfully violated the FCRA, and a sub-class of California residents solely for purposes of injunctive relief under the California Consumer Credit Reporting Agencies Act.  While the Court noted that the plaintiff is not seeking any actual monetary damage, the class certification order was predicated on a disputed question of Ninth Circuit law (currently there is a conflict between the federal circuits) that is awaiting action by the United States Supreme Court.

Guatemala Amparo
A constitutional action (Amparo 01161-2013-00084-OF. 3o. Juzgado Decimo Primero de Primera Instancia del Ramo Civil del Departamento de Guatemala, Constituido en Tribunal de Amparo ) was filed in Guatemala in February 2013, against Trans Union Guatemala, S.A. and five other unrelated consumer data information companies by a Guatemalan government official (in his official capacity) alleging that TransUnion and the other entities are violating the fundamental rights of privacy, freedom of action, and right to work of Guatemalan citizens because they may collect and use personal information without obtaining the consent of the individual to which that information pertains. On July 10, 2014, the amparo was granted with respect to the segment of our consumer database, if any, for which we have not obtained adequate consent from the individual consumer. We have appealed that decision. TransUnion believes that it is operating in full compliance with all laws of Guatemala and will continue to defend this matter vigorously.

ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10- K and this Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
During the three months ended June 30, 2014, TransUnion Holding sold a total of 94,075 shares of common stock at $11.42 per share to employees exercising stock options and a total of 32,398 shares of common stock at $11.42 per share to a new director of the Company. During the three months ended June 30, 2014, TransUnion Holding also granted options to purchase 211,670 shares of its common stock at an exercise price of $11.42 per share and 228,200 shares of its common stock at an exercise price of $17.40 per share to certain employees under the Company’s 2012 Management Equity Plan. The sale of shares and grants of options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.
There were no underwriters employed in connection with any of the transactions set forth above.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	179	$11.42	—	$—
May 1 to May 31	1,745	17.40	—	$—
June 1 to June 30	2,239	17.40	—	$—
Total	4,163	17.14	—	$—

(1)	Represents shares of TransUnion Holding’s common stock that were repurchased from ex-employees who sold shares back to the Company upon termination.

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

TransUnion Holding Company, Inc.

August 7, 2014	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

August 7, 2014	By	/s/ JAMES V. PIEPER
James V. Pieper
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