Form 10-Q
period 2014-09-30
TransUnion Holding Company, Inc.
filed 2014-11-06
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

(Note: TransUnion Holding Company, Inc.'s obligation to file periodic reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 resumed on August 1, 2014, the effective date of its Post-effective Amendment No. 1 to the Registration Statement on Form S-1 filed July 31, 2014. TransUnion Holding Company, Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) either pursuant to its obligation under Section 15(d) of the Securities Exchange Act of 1934 or as a “voluntary filer” in compliance with the indentures governing its senior indebtedness.)
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

Yes ☐ No ☒

The number of shares of registrants’ common stock outstanding as of October 31, 2014, was 110,873,844.

TRANSUNION HOLDING COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	September 30, 2014	December 31, 2013
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$103.1	$111.2
Trade accounts receivable, net of allowance of $1.0 and $0.7	196.3	165.0
Other current assets	66.1	73.5
Total current assets	365.5	349.7
Property, plant and equipment, net of accumulated depreciation and amortization of $109.1 and $70.2	170.0	150.4
Goodwill	1,994.3	1,909.7
Other intangibles, net of accumulated amortization of $356.8 and $227.5	1,929.8	1,934.0
Other assets	119.8	148.5
Total assets	$4,579.4	$4,492.3
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$92.7	$100.3
Short-term debt and current portion of long-term debt	27.7	13.8
Other current liabilities	128.1	133.5
Total current liabilities	248.5	247.6
Long-term debt	2,869.5	2,853.1
Deferred taxes	651.0	636.9
Other liabilities	23.7	22.6
Total liabilities	3,792.7	3,760.2
Redeemable noncontrolling interests	16.1	17.6
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at September 30, 2014 and December 31, 2013, 111.0 million and 110.7 shares issued at September 30, 2014 and December 31, 2013, respectively, and 110.5 million shares and 110.2 million shares outstanding as of September 30, 2014 and December 31, 2013, respectively	1.1	1.1
Additional paid-in capital	1,128.5	1,121.8
Treasury stock at cost; 0.5 million shares at September 30, 2014 and December 31, 2013, respectively	(4.3)	(4.1)
Accumulated deficit	(417.1)	(417.7)
Accumulated other comprehensive loss	(104.0)	(73.2)
Total TransUnion Holding Company, Inc. stockholders’ equity	604.2	627.9
Noncontrolling interests	166.4	86.6
Total stockholders’ equity	770.6	714.5
Total liabilities and stockholders’ equity	$4,579.4	$4,492.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$338.2	$299.5	$969.1	$890.8
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	124.7	115.9	378.0	354.9
Selling, general and administrative	105.4	86.3	309.1	264.5
Depreciation and amortization	67.3	48.0	174.1	138.5
Total operating expenses	297.4	250.2	861.2	757.9
Operating income	40.8	49.3	107.9	132.9
Non-operating income and expense
Interest expense	(44.7)	(49.0)	(145.4)	(148.1)
Interest income	1.1	0.8	2.3	1.3
Earnings from equity method investments	3.3	3.0	10.0	10.3
Other income and (expense), net	(0.4)	(1.6)	45.9	(7.8)
Total non-operating income and expense	(40.7)	(46.8)	(87.2)	(144.3)
Income (loss) before income taxes	0.1	2.5	20.7	(11.4)
(Provision) benefit for income taxes	(0.2)	(3.9)	(14.4)	(1.1)
Net income (loss)	(0.1)	(1.4)	6.3	(12.5)
Less: net income attributable to the noncontrolling interests	(2.5)	(2.0)	(5.7)	(5.0)
Net income (loss) attributable to TransUnion Holding Company, Inc.	$(2.6)	$(3.4)	$0.6	$(17.5)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(0.1)	$(1.4)	$6.3	$(12.5)
Other comprehensive income (loss)
Foreign currency translation adjustment	(29.5)	(2.4)	(36.8)	(46.1)
Net unrealized gain (loss) on hedges (net of tax at 37%)	—	(0.5)	(0.4)	2.6
Amortization of accumulated loss on hedges (net of tax at 37%)	—	—	0.1	—
Total other comprehensive loss, net of tax	(29.5)	(2.9)	(37.1)	(43.5)
Comprehensive income (loss)	(29.6)	(4.3)	(30.8)	(56.0)
Less: comprehensive income attributable to noncontrolling interests	1.9	(1.8)	0.6	(1.5)
Comprehensive income (loss) attributable to TransUnion Holding Company, Inc.	$(27.7)	$(6.1)	$(30.2)	$(57.5)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$6.3	$(12.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	174.1	138.5
Net gain on 2014 Refinancing Transaction	(33.1)	—
Gain on fair value adjustment of equity method investment	(21.7)	—
Impairment of cost method investment	4.1	—
Loss on fair value of interest rate swaps	(0.3)	—
Amortization of deferred financing fees	5.4	6.7
Stock-based compensation	6.3	4.8
Provision for losses on trade accounts receivable	1.4	0.7
Equity in net income of affiliates, net of dividends	(1.0)	(0.9)
Deferred taxes	(2.8)	(12.1)
Amortization of senior notes purchase accounting fair value adjustment and note discount	(6.0)	(12.7)
Gain on sale of other assets	—	(1.2)
Other	0.6	(0.4)
Changes in assets and liabilities:
Trade accounts receivable	(30.4)	(14.7)
Other current and long-term assets	10.6	3.2
Trade accounts payable	2.9	(1.4)
Other current and long-term liabilities	(6.3)	13.1
Cash provided by operating activities	110.1	111.1
Cash flows from investing activities:
Capital expenditures	(117.7)	(54.1)
Proceeds from sale of trading securities	1.1	2.2
Purchases of trading securities	(2.0)	(1.7)
Proceeds from sale of other investments	6.2	—
Purchases of other investments	(7.4)	—
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(54.8)	(134.2)
Proceeds from sale of other assets	1.0	4.2
Acquisition-related deposits	8.8	(8.9)
Cash used in investing activities	(164.8)	(192.5)
Cash flows from financing activities:
Proceeds from senior secured term loan	1,895.3	923.4
Extinguishment of senior secured term loan	(1,120.5)	(923.4)
Extinguishment of 11.375% senior unsecured notes	(645.0)	—
Proceeds from revolving line of credit	28.5	65.0
Repayment of revolving line of credit	(28.5)	—
Repayments of debt	(16.7)	(8.7)
Proceeds from issuance of common stock and exercise of stock options	1.8	1.5
Debt financing fees (2014 fees include prepayment premium on early termination of 11.375% notes)	(61.5)	(4.1)
Treasury stock purchases	(0.2)	(3.0)
Distributions to noncontrolling interests	(4.4)	(2.8)
Other	0.2	2.0
Cash provided by financing activities	49.0	49.9
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(5.3)
Net change in cash and cash equivalents	(8.1)	(36.8)
Cash and cash equivalents, beginning of period	111.2	154.3
Cash and cash equivalents, end of period	$103.1	$117.5
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION HOLDING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Redeemable Non- controlling Interests
	Shares	Amount
Balance December 31, 2013	110.2	$1.1	$1,121.8	$(4.1)	$(417.7)	$(73.2)	$86.6	$714.5	$17.6
Net income (loss)	—	—	—	—	0.6	—	5.8	6.4	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	(30.8)	(5.2)	(36.0)	(1.1)
Establishment of noncontrolling interests	—	—	—	—	—	—	85.1	85.1	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)	(0.3)
Purchase of noncontrolling interests	—	—	(1.4)	—	—	—	(1.9)	(3.3)	—
Stockholder contribution from noncontrolling interests	—	—	—	—	—	—	0.1	0.1	—
Stock-based compensation	—	—	6.3	—	—	—	—	6.3	—
Issuance of stock	0.1	—	0.9	—	—	—	—	0.9	—
Exercise of stock options	0.2	—	0.9	—	—	—	—	0.9	—
Treasury stock purchased	—	—	—	(0.2)	—	—	—	(0.2)	—
Balance September 30, 2014	110.5	$1.1	$1,128.5	$(4.3)	$(417.1)	$(104.0)	$166.4	$770.6	$16.1
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

Principles of Consolidation
The consolidated financial statements of TransUnion include the accounts of all of its majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which the Company has at least a 20% ownership interest, or where it is able to exercise significant influence, are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which the Company has less than a 20% ownership interest, or where it is not able to exercise significant influence, are accounted for using the cost method and are periodically reviewed for impairment.

Change in Accounting Estimate
During the third quarter of 2014, we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to upgrade out technology platform and corporate headquarters facility. As a result, depreciation and amortization expense increased by $9.7 million in the three- and nine-month periods.

Reclassification
We have reclassified certain items presented on our prior period consolidated financial statements to conform to the current year’s presentation.

Subsequent Events
Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or notes to the consolidated financial statements.

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

Recent Accounting Pronouncement Not Yet Adopted
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This comprehensive guidance will replace all existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. We are currently assessing the impact this guidance will have on our consolidated financial statements once it is adopted.

On June 19, 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This update clarifies the accounting for share-based awards with performance targets. We are currently assessing the impact this guidance will have on our consolidated financial statements.
2. Business Combinations
TLO
On December 16, 2013, we acquired a 100% ownership interest in certain net assets of TLO, LLC ("TLO") for $153.4 million in cash. TLO provides data solutions for identity authentication, fraud prevention, and debt recovery. The Company established a newly incorporated entity, TransUnion Risk and Alternative Data Solutions, Inc. ("Alternative Data"), to purchase the net assets of TLO. The results of operations of this business have been included as part of the USIS segment in the accompanying consolidated statements of income since the date of acquisition.

Purchase Price Allocation
The fair value of the assets acquired and liabilities assumed consisted of the following:

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

Acquisition Costs
During 2013, the Company incurred $3.7 million of acquisition-related costs for TLO, including banking fees, legal fees, due diligence and other external costs, which were expensed and recorded in other income and expense in the fourth quarter of 2013. Additional TLO acquisition-related costs of $0.2 million were incurred and expensed during 2014.

CIBIL
During the first quarter of 2014, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”), which was an unconsolidated equity method investment, from 27.5% to 47.5%. On May 21, 2014, we acquired an additional 7.5% ownership interest, which raised our total ownership interest in CIBIL to 55.0%. The additional purchase resulted in us acquiring control and we began consolidating CIBIL on the acquisition date. CIBIL is not material to our results of operations or financial position. See note 6, "Investments in Affiliated Companies," for additional information.
3. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2014:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$10.9	$6.5	$4.4	$—
Available for sale securities	2.9	—	2.9	—
Total	$13.8	$6.5	$7.3	$—

Liabilities
Contingent obligation	$(3.7)	$—	$—	$(3.7)
Interest rate swaps	(1.3)	—	(1.3)	—
Total	$(5.0)	$—	$(1.3)	$(3.7)

Level 1 instruments consist of exchange-traded mutual funds. Exchange-traded mutual funds are trading securities valued at their current market prices. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants.

Level 2 instruments consist of pooled separate accounts, foreign exchange-traded corporate bonds and interest rate swaps. Pooled separate accounts are designated as trading securities valued at net asset values. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants. Foreign exchange-traded corporate bonds are available for sale securities valued at their current quoted prices. These securities mature between 2027 and 2033. Interest rate swaps fair values are determined using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. See Note 9, “Debt” for additional information regarding interest rate swaps.

Unrealized gains and losses on trading securities are included in net income, while unrealized gains and losses on available for sale securities are included in other comprehensive income. There were no significant realized or unrealized gains or losses on our securities for any of the periods presented.

Level 3 instruments consist of contingent obligations owed to the sellers of e-Scan Data Systems, Inc. (“eScan”), an entity we acquired in 2013. The fair value was determined based on an income approach, using our current expectation of the future earnings of eScan, and is assessed each reporting period. The obligation has a maximum payout of $17.0 million, contingent upon eScan meeting certain performance requirements in 2015 and 2016, and is currently valued at $3.7 million. The increase in the fair value during the third quarter of 2014 of $1.5 million was the result of changes in our expectation of the future performance of eScan and was recorded as an expense in selling, general and administrative expenses in the consolidated statements of income. Any future remeasurements of the fair value prior to payout will result in a gain or loss reflected in our consolidated statements of income.

4. Other Current Assets
Other current assets consisted of the following:

(in millions)	September 30, 2014	December 31, 2013
Prepaid expenses	$37.1	$34.9
Other investments	8.9	—
Deferred financing fees	8.0	6.8
Marketable securities	2.9	—
Deferred income tax assets	2.8	22.1
Income taxes receivable	2.1	6.8
Other	4.3	2.9
Total other current assets	$66.1	$73.5

The decrease in deferred income tax assets of $19.3 million was due primarily to a reclassification of a portion of our net operating loss carryforward deferred tax asset from current to noncurrent. Other investments are non-negotiable certificates of deposit that we acquired with CIBIL. As of September 30, 2014, these investments are recorded at their carrying value.
5. Other Assets
Other assets consisted of the following:

(in millions)	September 30, 2014	December 31, 2013
Investments in affiliated companies	$58.2	$92.4
Deferred financing fees	27.9	29.7
Other investments	15.4	—
Marketable securities	10.9	9.9
Deposits	7.1	15.8
Other	0.3	0.7
Total other assets	$119.8	$148.5

The decrease in investments in affiliated companies was primarily due to our acquisition of an additional equity interest in CIBIL, resulting in our consolidation of CIBIL. The decrease in deposits was due to a deposit being used in the purchase of the additional equity in CIBIL. Other investments are non-negotiable certificates of deposit that we acquired with CIBIL. As of September 30, 2014, these investments are recorded at their carrying value. See Note 2, "Business Combination," and Note 6, "Investment in Affiliated Companies," for additional information regarding the CIBIL acquisition.
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

We use the cost method to account for nonmarketable investments in affiliates where we have less than a 20% ownership interest or where we are not able to exercise significant influence. For these investments, we adjust the carrying value for purchases and sales of our ownership interests.

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. During the second quarter of 2014, we incurred an other-than-temporary impairment of $4.5 million on a cost method investment that was recorded in our USIS segment. This investment was liquidated in the third quarter of 2014 at which time we recognized a gain of $0.4 million. The net loss of $4.1 million is included in other income and expense in the consolidated statements of income. We had no impairments of investments in affiliated companies during the nine months ended September 30, 2013.

Investments in affiliated companies consisted of the following:

(in millions)	September 30, 2014	December 31, 2013
Total equity method investments	$55.3	$84.5
Total cost method investments	2.9	7.9
Total investments in affiliated companies	$58.2	$92.4

During the first quarter of 2014, we increased our equity interest in CIBIL from 27.5% to 47.5% and entered into agreements to acquire an additional 7.5% equity stake. On May 21, 2014, we acquired the additional 7.5% equity interest, obtained control and began to consolidate CIBIL as part of our International segment. From May 21, 2014 forward, CIBIL is no longer an equity method investment.

We remeasured our previously held equity interest in CIBIL at fair value as of the date we obtained control in accordance with the accounting guidance for acquisitions achieved in stages (ASC 805-10-25-10). As a result, we recognized a gain of $21.7 million in other income and expense in the second quarter of 2014.

Earnings from equity method investments, which are included in other income and expense, and dividends received from equity method investments consisted of the following:

(in millions)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Earnings from equity method investments	$10.0	$10.3
Dividends received from equity method investments	$9.0	$9.4

Dividends received from cost method investments were $0.5 million for the nine months ended September 30, 2014 and 2013. These dividends have been included in other income and expense.
7. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	September 30, 2014	December 31, 2013
Accrued payroll	$67.1	$63.7
Accrued interest	14.4	23.1
Deferred revenue	11.5	9.1
Accrued employee benefits	10.4	9.6
Accrued litigation	8.9	13.8
Other	15.8	14.2
Total other current liabilities	$128.1	$133.5

8. Other Liabilities
Other liabilities consisted of the following:

(in millions)	September 30, 2014	December 31, 2013
Retirement benefits	$10.7	$10.4
Unrecognized tax benefits	3.0	4.6
Other	10.0	7.6
Total other liabilities	$23.7	$22.6
9. Debt
Debt outstanding consisted of the following:

(in millions)	September 30, 2014	December 31, 2013
Senior secured term loan, payable in quarterly installments through April 9, 2021, including variable interest (4.00% at September 30, 2014) at LIBOR or alternate base rate, plus applicable margin, including original discount (premium) of $4.5 million and $(0.2) million at September 30, 2014, and December 31, 2013, respectively	$1,886.0	$1,123.5
Senior secured revolving line of credit, due on April 9, 2019, variable interest (3.75% at September 30, 2014) at LIBOR or alternate base rate, plus applicable margin	—	—
11.375% notes - Senior notes, principal due June 15, 2018, (paid in full in May 2014)semi-annual interest payments, 11.375% fixed interest per annum, including unamortized fair value adjustment of $95.9 million as of December 31, 2013	—	740.9
9.625% notes - Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum	600.0	600.0
8.125% notes - Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, including original issuance discount of $1.4 million and $1.7 million at September 30, 2014 and December 31, 2013, respectively	398.6	398.3
Capital lease obligations	2.4	4.2
Other notes payable	10.2	—
Total debt	$2,897.2	$2,866.9
Less short-term debt and current portion of long-term debt	(27.7)	(13.8)
Total long-term debt	$2,869.5	$2,853.1
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at September 30, 2014, were as follows:

(in millions)	September 30, 2014
2014	$8.6
2015	23.9
2016	22.3
2017	19.5
2018	1,019.0
Thereafter	1,809.8
Unamortized discounts on notes	(5.9)
Total	$2,897.2

Senior Secured Credit Facility
On June 15, 2010, the Company entered into a senior secured credit facility ("credit facility") with various lenders. The credit facility consists of a senior secured term loan ("term loan") and a senior secured revolving line of credit ("revolving line of credit").

On April 9, 2014, we refinanced and amended the credit facility. The refinancing resulted in an increase in the outstanding term loan from $1,120.5 million to $1,900.0 million. The amendment, among other things, reduced the interest rate floor and margins, reduced the amount available under the revolving line of credit from $210.0 million to $190.0 million, extended the maturity dates, and changed certain covenant requirements. The additional borrowings were used in part to repay all amounts outstanding under the existing revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings were used to redeem the entire $645.0 million outstanding balance of the 11.375% notes issued by TransUnion LLC and its wholly-owned subsidiary, TransUnion Financing Corporation, including a prepayment premium and unpaid accrued interest through June 15, 2014. We refer to these transactions collectively as the "2014 Refinancing Transaction." The early redemption of the 11.375% notes resulted in a net gain of $45.8 million recorded in other income and expense in the consolidated statements of income consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $43.6 million. The credit facility refinancing resulted in $12.7 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income.
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
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the existing term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we had designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the three month LIBOR. The net amount paid or received was recorded as an adjustment to interest expense. As a result of the April 9, 2014, credit facility amendment, the hedges were no longer expected to be highly effective and no longer qualify for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities in the consolidated balance sheet. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the remaining life of the swaps. Changes in the fair value of the swaps after April 9, 2014, are being recorded in other income and expense. The change in the fair value of the swaps resulted in a gain of $1.1 million and $0.3 million for the three-months ended September 30, 2014, and from April 9, 2014 through September 30, 2014, respectively.
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

Fair Value of Debt
The estimated fair values of our 9.625% and 8.125% notes as of September 30, 2014, were $622.5 million and $416.0 million, respectively, compared with book values of $600.0 million and $398.6 million, respectively. The fair values of these fixed-rate notes, as determined under Level 2 of the fair-value hierarchy, are measured using quoted market prices of these publicly traded securities. The book value of our variable-rate debt approximates its fair value. The estimated fair value of our debt may not represent the actual settlement value due to redemption premiums and prepayment penalties that we may incur in connection with extinguishing our debt before its stated maturity.

10. Income Taxes
A tax law known as the “look-through rule” that expired in 2012 was retroactively reinstated in 2013 and expired again this year. These tax law changes have impacted TransUnion’s effective tax rate. U.S. tax law generally requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including dividends, earned by certain foreign subsidiaries, regardless of whether that income is remitted to the U.S. The look-through rule grants an exception to this recognition for subsidiary passive income attributable to an active business. When it is not in effect, we are required to accrue a tax liability for certain foreign earnings as if those earnings were distributed to the U.S.
For the three months ended September 30, 2014, the effective tax rate of 401.3% was higher than the 35% U.S. federal statutory rate due primarily to an increase in deferred tax expense due to an increase in the state income tax rate as well as a valuation allowance related to the disposition of our Adchemy investment. For the three months ended September 30, 2013, the effective tax rate of 156.0% was higher than the 35% U.S. federal statutory rate due primarily to calculating the provision under the guidance of interim tax expense accounting.

For the nine months ended September 30, 2014, the effective tax rate of 69.6% was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, the remeasurement of our deferred tax liability relating to our increased investment in CIBIL, an increase in deferred tax expense due to an increase in the state income tax rate and a valuation allowance related to the disposition of our Adchemy investment, partially offset by the impact of lower foreign tax rates. For the nine months ended September 30, 2013, the effective tax rate was not meaningful as we recognized tax expense on a loss from operations.

The total amount of unrecognized tax benefits was $4.6 million as of both September 30, 2014, and December 31, 2013, and these same amounts would affect the effective tax rate, if recognized. As of September 30, 2014, most of the unrecognized tax benefit in the balance sheet was presented as a reduction in a deferred tax asset for a net operating loss carry-forward in connection with ASU 2013-11, which we adopted effective January 1, 2014. The accrued interest payable for taxes as of September 30, 2014, and December 31, 2013, was $0.9 million and $0.7 million, respectively. There was no significant liability for tax penalties as of September 30, 2014, or December 31, 2013. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits.
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

Selected financial information consisted of the following:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
USIS	$211.7	$33.4	$188.3	$41.9	$612.5	$92.1	$560.0	$122.2
International	68.1	8.3	60.6	9.0	185.5	15.2	177.5	15.4
Interactive	58.4	21.3	50.6	16.7	171.1	60.8	153.3	48.0
Corporate	—	(22.2)	—	(18.3)	—	(60.2)	—	(52.7)
Total	$338.2	$40.8	$299.5	$49.3	$969.1	$107.9	$890.8	$132.9

A reconciliation of operating income to income (loss) before income taxes for the periods ended as presented was as follows:

(in millions)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating income from segments	$40.8	$49.3	$107.9	$132.9
Non-operating income and expense	(40.7)	(46.8)	(87.2)	(144.3)
Income (loss) before income taxes	$0.1	$2.5	$20.7	$(11.4)

Earnings from equity method investments included in other income and expense, net, for the periods presented were as follows:

(in millions)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
USIS	$0.3	$0.3	$1.0	$1.1
International	3.0	2.7	9.0	9.2
Interactive	—	—	—	—
Total	$3.3	$3.0	$10.0	$10.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Developments
On April 9, 2014, the Company refinanced and amended its senior secured credit facility. The refinancing resulted in an increase of the outstanding term loan from $1,120.5 million to $1,900.0 million. The excess proceeds were used to redeem the outstanding 11.375% notes including a prepayment premium and to pay an original issue discount and transaction fees. We refer to these transactions collectively as the 2014 Refinancing Transaction. The redemption of the 11.375% notes resulted in a net gain of $45.8 million recorded the second quarter of 2014 in other income and expense in the consolidated statements of income consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $43.6 million. The refinancing of the senior secured credit facility resulted in $12.7 million of refinancing fees and other net costs expensed and recorded in other income and expense in the second quarter of 2014, in the consolidated statements of income. We also incurred $5.0 million of new deferred financing fees that were recorded in other current assets and other assets in the consolidated balance sheets. See Part I, Item 1, Note 9, "Debt," and the Liquidity and Capital Resources discussion below for additional information.
Segments
We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”), International and Interactive.

•
USIS provides credit reports, credit scores, identity authentication and verification services, analytical services, decisioning technology and other services to businesses in the United States through both direct and indirect channels. USIS also provides healthcare insurance-related information to medical care providers, facilities and insurers. In addition, USIS fulfills mandated consumer services such as dispute investigations and free annual credit reports as required by the FCRA and other credit-related legislation. In this segment, we intend to continue to focus on expansion into underpenetrated and growth industries, such as insurance, healthcare, and alternative data, and introduce innovative and differentiated solutions in the financial services and other industries.

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
Results of Operations

Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Operating Income and Adjusted EBITDA, and the GAAP measures of revenue, cash provided by operating activities and capital expenditures. For the three and nine months ended September 30, 2014 and 2013, these indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue	$338.2	$299.5	$38.7	12.9%	$969.1	$890.8	$78.3	8.8%

Reconciliation of operating income to Adjusted Operating Income(1):
Operating income	$40.8	$49.3	$(8.5)	(17.2)%	$107.9	$132.9	$(25.0)	(18.8)%
Adjustments affecting operating income:
Acceleration of technology agreement(2)	—	—	—	nm	10.2	—	10.2	nm
Tax-related expenses(3)	0.2	—	0.2	nm	0.2	2.9	(2.7)	(93.1)%
Acquisitions and divestitures(4)	1.5	—	1.5	nm	1.5	1.2	0.3	25.0%
Total Adjustments	1.7	—	1.7	nm	11.9	4.1	7.8	190.2%
Adjusted Operating Income(1)	$42.5	$49.3	$(6.8)	(13.8)%	$119.8	$137.0	$(17.2)	(12.6)%

Reconciliation of net income (loss) attributable to the Company to Adjusted EBITDA:
Net income (loss) attributable to the Company	$(2.6)	$(3.4)	$0.8	23.5%	$0.6	$(17.5)	$18.1	103.4%
Net interest expense	43.6	48.2	(4.6)	(9.5)%	143.2	146.8	(3.6)	(2.5)%
Income tax (benefit) provision	0.2	3.9	(3.7)	(94.9)%	14.4	1.1	13.3	nm
Depreciation and amortization	67.3	48.0	19.3	40.2%	174.1	138.5	35.6	25.7%
EBITDA	108.5	96.7	11.8	12.2%	332.3	268.9	63.4	23.6%
Stock-based compensation	2.1	1.2	0.9	75.0%	6.3	4.8	1.5	31.3%
EBITDA excluding stock-based compensation	110.6	97.9	12.7	13.0%	338.6	273.7	64.9	23.7%
Adjustments affecting operating income(1):
Acceleration of technology agreement(2)	—	—	—	nm	10.2	—	10.2	nm
Tax-related expenses(3)	0.2	—	0.2	nm	0.2	2.9	(2.7)	(93.1)%
Acquisitions and divestitures(4)	1.5	—	1.5	nm	1.5	1.2	0.3	25.0%
Total adjustments affecting operating income	1.7	—	1.7	nm	11.9	4.1	7.8	190.2%
Adjustments affecting non-operating income (expense):
Debt refinancing(5)	(0.4)	—	(0.4)	nm	(33.1)	—	(33.1)	nm
Acquisitions and divestitures(6)	—	—	—	nm	(21.7)	—	(21.7)	nm
Impairment expense(7)	(0.4)	—	(0.4)	nm	4.1	—	4.1	nm
Acquisition-related expenses(8)	0.8	0.8	—	—%	2.1	6.4	(4.3)	(67.2)%
Other non-operating(9)	0.4	0.8	(0.4)	(50.0)%	3.1	1.9	1.2	63.2%
Total adjustments affecting non-operating income (expense)	0.4	1.6	(1.2)	(75.0)%	(45.5)	8.3	(53.8)	nm
Total Adjustments	2.1	1.6	0.5	31.3%	(33.6)	12.4	(46.0)	nm
Adjusted EBITDA(1)	$112.7	$99.5	$13.2	13.3%	$305.0	$286.1	$18.9	6.6%
Other metrics:
Cash provided by operating activities	$64.5	$63.8	$0.7	1.1%	$110.1	$111.1	$(1.0)	(0.9)%
Capital expenditures	$43.4	$23.9	$19.5	81.6%	$117.7	$54.1	$63.6	117.6%
nm: not meaningful

(1)
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

(2)	Represents accelerated fees for a data matching service contract that we have terminated and in-sourced as part of the upgrade to our technology platform.

(3)	Represents adjustments for operating tax expense reserves for prior years' activity.

(4)	Represents gains and losses on acquisitions and disposals of businesses and product lines.

(5)	Represents 2014 debt refinancing activity consisting of a gain on the prepayment of debt, net of prepayment premium and expenses.

(6)	Represents the remeasurement gain of our previously held equity interest in CIBIL upon consolidation.

(7)	Represents an impairment charge for a cost-method investment that sold its assets and liquidated.

(8)	Represents costs for acquisition-related efforts

(9)	Includes hedge mark-to-market, unused line fees, loan fees, currency remeasurement and other miscellaneous.

Revenue
Total revenue increased $38.7 million and $78.3 million in the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013, due to revenue from our recent acquisitions of TLO, eScan, CIBIL and ZipCode in our USIS and International segments and strong organic growth in all of our segments, partially offset by the impact of weakening foreign currencies on the 2014 revenue of our International segment. Acquisitions accounted for an increase in revenue of 7.7% and 6.6% in each respective period. The impact of weakening foreign currencies accounted for a decrease in revenue of 0.8% and 1.4% in each respective period. Excluding revenue from the recent acquisitions and the impact of weakening foreign currencies, consolidated revenues grew 6.0% and 3.6% in each respective period. Revenue by segment in the three- and nine-month periods was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
USIS
Online Data Services	$140.8	$129.3	$11.5	8.9%	$411.9	$388.5	$23.4	6.0%
Credit Marketing Services	35.4	31.5	3.9	12.4%	98.6	94.2	4.4	4.7%
Decision Services	35.5	27.5	8.0	29.1%	102.0	77.3	24.7	32.0%
Total USIS	211.7	188.3	23.4	12.4%	612.5	560.0	52.5	9.4%

International:
Developed Markets	26.0	24.6	1.4	5.7%	72.6	71.1	1.5	2.1%
Emerging Markets	42.1	36.0	6.1	16.9%	112.9	106.4	6.5	6.1%
Total International	68.1	60.6	7.5	12.4%	185.5	177.5	8.0	4.5%

Interactive	58.4	50.6	7.8	15.4%	171.1	153.3	17.8	11.6%
Total revenue	$338.2	$299.5	$38.7	12.9%	$969.1	$890.8	$78.3	8.8%

USIS Segment
USIS revenue increased $23.4 million and $52.5 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013, with increases in revenue in all platforms.

Online Data Services
Online Data Services revenue increased $11.5 million and $23.4 million in the three- and nine-month periods, respectively, compared with the same periods in 2013, due to revenue from the acquisition of TLO and a 4.8% and 2.1% increase in online credit report unit volume in each respective period. Increases in credit report unit volume in the financial services, insurance, and other markets were partially offset by a decrease in volume in the resellers market, primarily in the first six months of 2014, due to higher mortgage interest rates and the resulting decline in refinancings. The change in mix of volume resulted in a slight decrease in average pricing for online credit reports in each period.

Credit Marketing Services
Credit Marketing Services revenue increased $3.9 million and $4.4 million in the three- and nine-month periods, respectively, compared with the same periods in 2013, due to an increase in custom data sets and archive information in the insurance market in the three-and nine-month periods and in the financial services market in the three-month period.

Decision Services
Decision Services revenue increased $8.0 million and $24.7 million in the three- and nine-month periods, respectively, compared with the same periods in 2013, due primarily to revenue from our acquisition of eScan.

International Segment
International revenue increased $7.5 million, or 12.4%, and $8.0 million, or 4.5%, in the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Higher local currency revenue from increased volumes in all regions and the inclusion of revenue from our CIBIL and ZipCode acquisitions was partially offset by a 3.8% and 6.9% decrease in revenue in each respective period from the impact of weakening foreign currencies. Incremental revenue from our acquisition of CIBIL and ZipCode accounted for a 12.5% and 6.5% increase in International revenue in the three- and nine-month periods. Excluding the impact of foreign currencies and acquisitions, International revenue increased 3.6% and 5.0% in each respective period.

Developed Markets
Developed markets revenue increased $1.4 million, or 5.7%, and $1.5 million, or 2.1%, in the three- and nine-month periods, respectively, compared with the same periods in 2013, with higher local currency revenue in all regions partially offset by a 2.8%

and 4.1% decrease in revenue in each respective period from the impact of a weakening Canadian dollar. Excluding the impact of foreign currencies, developed markets revenue increased 8.5% and 6.2% in each respective period.

Emerging Markets
Emerging markets revenue increased $6.1 million, or 16.9%, and $6.5 million, or 6.1%, in the three- and nine-month periods, respectively, compared with the same periods in 2013. Higher local currency revenue in all regions and the inclusion of revenue from our CIBIL and ZipCode acquisitions was partially offset by a 4.4% and 8.8% decrease in revenue in each respective period from the impact of weakening foreign currencies, primarily the South African rand. Incremental revenue from our acquisition of CIBIL and ZipCode accounted for a 21.1% and 10.8% increase in emerging markets revenue in three- and nine-month periods. Excluding the impact of foreign currencies and acquisitions, emerging markets revenue increased 0.3% and 4.1% in each respective period.

Interactive Segment
Interactive revenue increased $7.8 million and $17.8 million in the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. This increase was due primarily to an increase in the average number of subscribers and volume in our indirect channel in both periods, and a small increase in direct subscribers in the thee-month period.

Operating Expenses
Total operating expenses increased $47.2 million and $103.3 million in the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. The increases were due primarily to:

•	operating and integration costs associated with our CIBIL, TLO, eScan, and ZipCode acquisitions;

•	an increase in depreciation and amortization due to our strategic initiative to upgrade our technology platform and corporate headquarters facility;

•
an acceleration of $10.2 million of fees recorded in the second quarter of 2014 for a data matching service contract that we have terminated and in-sourced as part of the upgrade to our technology platform;

•	severance charges related to the consolidation and subsequent closure of our California-based contact center; and

•	an increase in labor costs recorded primarily in the second quarter of 2014 due to adjusting the fair value of our stock-based compensation liability awards in our International segment, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.

Operating expenses in the three- and nine-month periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of services	$124.7	$115.9	$8.8	7.6%	$378.0	$354.9	$23.1	6.5%
Selling, general and administrative	105.4	86.3	19.1	22.1%	309.1	264.5	44.6	16.9%
Depreciation and amortization	67.3	48.0	19.3	40.2%	174.1	138.5	35.6	25.7%
Total operating expenses	$297.4	$250.2	$47.2	18.9%	$861.2	$757.9	$103.3	13.6%

Cost of Services
Cost of services increased $8.8 million and $23.1 million in the three- and nine-month periods, respectively, compared with the same periods in 2013. The increases were due primarily to:

•	operating and integration costs of our TLO, eScan, CIBIL and ZipCode acquisitions in our USIS and International segments;

•	an acceleration of $10.2 million of fees recorded in the second quarter of 2014 for a data matching service contract that we have terminated and in-sourced in our USIS segment; and

•	severance charges related to the consolidation and subsequent closure of our California-based contact center in our USIS segment,

partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.

Selling, General and Administrative
Selling, general and administrative expenses increased $19.1 million and $44.6 million in the three- and nine-month periods, respectively, compared with the same periods in 2013. The increases were due primarily to:

•	operating and integration costs from our TLO, eScan, CIBIL and ZipCode acquisitions in our USIS and International segments;

•	severance charges related to the consolidation and subsequent closure of our California-based contact center in our USIS segment and Corporate and increased headcount in Corporate; and

•	an increase in labor costs recorded primarily in the second quarter of 2014 due to adjusting the fair value of our stock-based compensation liability awards in our International segment, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.

Depreciation and Amortization
Depreciation and amortization increased $19.3 million and $35.6 million in the three- and nine-month periods, respectively, compared with the same periods in 2013. During the third quarter of 2014, we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to upgrade our technology platform and corporate headquarters facility. As a result, depreciation and amortization increased by $9.7 million in the three- and nine-month periods. Depreciation and amortization also increased in both periods due to the recent business acquisitions and additional capital expenditures made in the fourth quarter of 2013 and first three quarters of 2014, primarily in our USIS and International segments. The shortened useful lives of the technology and facilities assets will result in additional depreciation and amortization of between approximately $6 million to $8 million per quarter through the second quarter fo 2016.

Operating Income and Operating Margins

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Reconciliation of operating income to Adjusted Operating Income(1):
USIS operating income	$33.4	$41.9	$(8.5)	(20.3)%	$92.1	$122.2	$(30.1)	(24.6)%
Acceleration of technology agreement(2)	—	—	—	—	10.2	—	10.2	nm
Tax-related expenses(3)	0.2	—	0.2	nm	0.2	2.7	(2.5)	(92.6)%
Acquisitions and divestitures(4)	1.5	—	1.5	nm	1.5	(1.1)	2.6	236.4%
Adjusted USIS Operating Income	35.1	41.9	(6.8)	(16.2)%	104.0	123.8	(19.8)	(16.0)%

International operating income	8.3	9.0	(0.7)	(7.8)%	15.2	15.4	(0.2)	(1.3)%
Acquisitions and divestitures(4)	—	—	—	—	—	2.3	(2.3)	(100.0)%
Adjusted International Operating Income	8.3	9.0	(0.7)	(7.8)%	15.2	17.7	(2.5)	(14.1)%

Interactive operating income	21.3	16.7	4.6	27.5%	60.8	48.0	12.8	26.7%
Interactive Adjusted Operating Income	21.3	16.7	4.6	27.5%	60.8	48.0	12.8	26.7%

Corporate operating loss	(22.2)	(18.3)	(3.9)	(21.3)%	(60.2)	(52.7)	(7.5)	(14.2)%
Tax-related expense	—	—	—	—	—	0.2	(0.2)	(100.0)%
Adjusted Corporate Operating Loss	(22.2)	(18.3)	(3.9)	(21.3)%	(60.2)	(52.5)	(7.7)	(14.7)%

Total operating income	40.8	49.3	(8.5)	(17.2)%	107.9	132.9	(25.0)	(18.8)%
Acceleration of technology agreement	—	—	—	—	10.2	—	10.2	nm
Tax-related expenses	0.2	—	0.2	nm	0.2	2.9	(2.7)	(93.1)%
Acquisitions and divestitures	1.5	—	1.5	nm	1.5	1.2	0.3	25.0%
Total operating income adjustments	1.7	—	1.7	nm	11.9	4.1	7.8	190.2%
Total Adjusted Operating Income	$42.5	$49.3	$(6.8)	(13.8)%	$119.8	$137.0	$(17.2)	(12.6)%
nm: not meaningful

Operating Margin:
USIS	15.8%	22.3%		(6.5)%	15.0%	21.8%		(6.8)%
International	12.2%	14.9%		(2.7)%	8.2%	8.7%		(0.5)%
Interactive	36.5%	33.0%		3.5%	35.5%	31.3%		4.2%
Total operating margin	12.1%	16.5%		(4.4)%	11.1%	14.9%		(3.8)%

Adjusted Operating Margin:
USIS	16.6%	22.3%		(5.7)%	17.0%	22.1%		(5.1)%
International	12.2%	14.9%		(2.7)%	8.2%	10.0%		(1.8)%
Interactive	36.5%	33.0%		3.5%	35.5%	31.3%		4.2%
Total Adjusted Operating margin	12.6%	16.5%		(3.9)%	12.4%	15.4%		(3.0)%

(1)	See footnote 1 to Key Performance Measures table for a discussion about Adjusted Operating Income, why we present it and its limitations.

(2)	Represents accelerated fees for a data matching service contract that we have terminated and in-sourced as part of the upgrade to our technology platform.

(3)	Represents adjustments for operating tax expense reserves for prior years' activity.

(4)	Represents gains and losses on acquisitions and disposals of businesses and product lines.

Total operating income decreased $8.5 million and $25.0 million in the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. The decreases were due primarily to:

•	the increase in depreciation and amortization primarily in our USIS and International segments;

•	operating and integration costs from our TLO, eScan, CIBIL and ZipCode acquisitions in our USIS and International segments;

•	an acceleration of $10.2 million of fees recorded in the second quarter of 2014 for a data matching service contract that we have terminated and in-sourced in our USIS segment;

•	severance charges related to the consolidation and subsequent closure of our California-based contact center in our USIS segment and Corporate and increased headcount in Corporate;

•	an increase in labor costs recorded primarily in the second quarter of 2014 due to adjusting the fair value of our stock-based compensation liability awards in our International segment; and

•	the impact of weakening foreign currencies on the 2014 results of our International segment;
partially offset by:

•	the increase in revenue in all segments, including revenue from the recent acquisitions.

Margins for the USIS segment decreased due primarily to additional depreciation and amortization resulting from reassessing the remaining useful lives of certain assets, the operating and integration expenses of our eScan and TLO acquisitions, severance charges, and the accelerated fees for canceling the data matching service recorded in the second quarter, partially offset by the increase in revenue. Margins for the International segment decreased due primarily to additional depreciation and amortization resulting from reassessing the remaining useful lives of certain assets and the operating and integration expenses of recent acquisitions, partially offset by the increase in revenue. Margins for the Interactive segment increased due to the increase in revenue.

Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Interest expense	$(44.7)	$(49.0)	$4.3	8.8%	$(145.4)	$(148.1)	$2.7	1.8%
Interest income	1.1	0.8	0.3	37.5%	2.3	1.3	1.0	76.9%
Earnings from equity method investments	3.3	3.0	0.3	10.0%	10.0	10.3	(0.3)	(2.9)%
Other income and expense, net:
Acquisition fees	(0.8)	(0.8)	—	—%	(2.1)	(6.4)	4.3	67.2%
Loan fees	(0.1)	(0.3)	0.2	nm	(14.2)	(3.6)	(10.6)	nm
Dividends from cost method investments	—	—	—	—%	0.5	0.5	—	—%
Other income, net	0.5	(0.5)	1.0	nm	61.7	1.7	60.0	nm
Total other income and expense, net	(0.4)	(1.6)	1.2	nm	45.9	(7.8)	53.7	nm
Non-operating income and expense	$(40.7)	$(46.8)	$6.1	13.0%	$(87.2)	$(144.3)	$57.1	39.6%
nm: not meaningful

Interest expense decreased $4.3 million and $2.7 million in the three- and nine-month periods, respectively, compared with the same periods in 2013. A decrease in interest expense due to the second quarter early redemption of the 11.375% notes was partially offset by additional interest expense resulting from the increase in the average principal balance of the senior secured credit facility in 2014 compared with 2013.

Acquisition fees represent costs we have incurred for acquisition-related efforts.

For the nine months ended September 30, 2014, loan fees included $12.7 million of refinancing fees and other net costs expensed as a result of refinancing our senior secured credit facility.

For the three months ended September 30, 2014, other income, net, included a gain of $1.1 million on the swap that no longer qualifies for hedge accounting. For the nine months ended September 30, 2014, other income, net, included a net gain of $45.8 million resulting from the early redemption of the 11.375% notes consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $43.6 million. Other income, net for the nine- month period also included a gain of $21.7 million resulting from remeasuring our previously held equity interest in CIBIL under the accounting guidance for acquisitions achieved in stages (ASC 805-10-25-10), an impairment charge of $4.1 million related to a cost-method investment that has sold its assets and liquidated, and a gain of $0.3 million on the swap that no longer qualifies for hedge accounting.

See Part I, Item 1, Note 9, "Debt" for additional information about the early redemption of the 11.375% notes and the senior secured credit facility refinancing. See Part I, Item 1, Note 6, "Investments in Affiliated Companies," for additional information on the gain on our equity interest in CIBIL.

Provision for Income Taxes

A tax law known as the “look-through rule” that expired in 2012 was retroactively reinstated in 2013 and expired again this year. These tax law changes have impacted TransUnion’s effective tax rate. U.S. tax law generally requires U.S corporate shareholders to recognize current U.S. taxable income from passive income, including dividends, earned by certain foreign subsidiaries, regardless of whether that income is remitted to the U.S. The look-through rule grants an exception to this recognition for subsidiary passive income attributable to an active business. When it is not in effect, we are required to accrue a tax liability for certain foreign earnings as if those earnings were distributed to the U.S.
For the three months ended September 30, 2014, the effective tax rate of 401.3% was higher than the 35% U.S. federal statutory rate due primarily to an increase in deferred tax expense due to an increase in the state income tax rate as well as a valuation allowance related to the disposition of our Adchemy investment. For the three months ended September 30, 2013, the effective tax rate of 156% was higher than the 35% U.S. federal statutory rate due primarily to calculating the provision under the guidance of interim tax expense accounting.
For the nine months ended September 30, 2014, the effective tax rate of 69.6% was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, the remeasurement of our deferred tax liability relating to our increased investment in CIBIL, an increase in deferred tax expense due to an increase in the state income tax rate and a valuation allowance related to the disposition of our Adchemy investment, partially offset by the impact of lower foreign tax rates. For the nine months ended September 30, 2013, the effective tax rate was not meaningful as we recognized tax expense on a loss from operations.

Significant Changes in Assets and Liabilities

Goodwill increased $84.6 million between December 31, 2013, and September 30, 2014 due to our acquisition of CIBIL and an adjustment to goodwill as a result of finalizing our TLO purchase price allocation , partially offset by the impact of foreign exchange on the translation of our foreign goodwill to U.S. dollars. There were no other significant changes to assets and liabilities between December 31, 2013, and September 30, 2014.
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

Cash and cash equivalents totaled $103.1 million and $111.2 million at September 30, 2014, and December 31, 2013, respectively, of which $63.8 million and $80.6 million was held outside the United States. As of September 30, 2014, we had no outstanding borrowings against the senior secured revolving credit facility and could have borrowed up to the full $190.0 million available. Beginning in 2015, we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part I, Item 1, Note 9 “Debt,” for additional information about our debt.

Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2014	2013	$ Change
Cash provided by operating activities	$110.1	$111.1	$(1.0)
Cash used in investing activities	(164.8)	(192.5)	27.7
Cash provided by financing activities	49.0	49.9	(0.9)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(5.3)	2.9
Net change in cash and cash equivalents	$(8.1)	$(36.8)	$28.7

Operating Activities
Cash flows from operations did not significantly change compared with the prior year.

Investing Activities
The decrease in cash used in investing activities was due primarily to a decrease in cash used for acquisitions partially offset by an increase in cash paid for capital expenditures.

Financing Activities
The decrease in cash provided by financing activities was due primarily to the 2014 Refinancing Transaction prepayment premium and fees that was offset by an increase in net borrowings.

Capital Expenditures
Capital expenditures are made to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization, and to reduce risk. Expenditures are made primarily for product development, disaster recovery and redundancy, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. During the third quarter of 2013, we began a strategic initiative to upgrade our technology platform to enable growth, provide additional redundancy, promote innovation and to provide a competitive advantage. We also are in the process of making improvements to our corporate headquarters facility.

Cash paid for capital expenditures increased $63.6 million, from $54.1 million for the nine months ended September 30, 2013, to $117.7 million for the nine months ended September 30, 2014, due to the ongoing strategic initiatives to upgrade our technology platform and corporate headquarters facility. We expect total capital expenditures for the remainder of 2014 to be higher than 2013 as a percent of revenue due to these and other strategic initiatives.

Debt
Senior Secured Credit Facility
On April 9, 2014, we refinanced and amended our senior secured credit facility. The refinancing resulted in an increase of the outstanding term loan from $1,120.5 million to $1,900.0 million. The amendment, among other things, reduced the interest rate floor and margins, reduced the amount available under the revolving line of credit from $210.0 million to $190.0 million, extended the maturity dates, and changed certain covenant requirements. The additional borrowings were used in part to repay all amounts outstanding under the existing revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings were used to redeem the entire $645.0 million outstanding balance of the 11.375% notes issued by TransUnion Financing Corp and Trans Union LLC including unpaid accrued interest and a prepayment premium. We refer to these transactions collectively as the "2014 Refinancing Transaction." The 2014 Refinancing Transaction resulted in a net gain of $33.1 million that was recorded in the consolidated statement of income primarily in the second quarter of 2014 and $5.0 million of additional deferred financing fees that were recorded in the consolidated balance sheet in the second quarter of 2014. The 2014 Refinancing Transaction is also expected to result in a reduction in cash paid for interest of approximately $45 million annually, less a reduction in the amortized fair value premium, for a net reduction to interest expense of approximately $20 million annually at current interest rates.
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
Effect of Certain Debt Covenants
Our senior secured credit facility includes a senior secured net leverage ratio covenant which must be tested as a condition to incur additional indebtedness. The ratio must also be tested at the end of any fiscal quarter for which we have a line of credit borrowing outstanding in excess of 30% of the revolving credit commitment. As of September 30, 2014, this covenant, if it applied, would have required us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 6.00-to-1. The senior secured net leverage ratio is the ratio of TransUnion Corp's consolidated senior secured net debt to TransUnion Corp's consolidated EBITDA for the trailing twelve months as defined in the credit agreement governing our senior secured credit facility (“Covenant EBITDA”). Covenant EBITDA for the trailing twelve-month period ended September 30, 2014, totaled $451.2 million. Covenant EBITDA was higher than Adjusted EBITDA by $60.1 million for the trailing twelve-month period ended September 30, 2014, due to adjustments for noncontrolling interests, equity investments and other adjustments as defined in the credit agreement governing our senior secured credit facility. On September 30, 2014, the Company had no borrowings outstanding against the revolving line of credit and was therefore not subject to the net leverage ratio covenant. However, the senior secured net leverage ratio as of September 30, 2014, was 3.99 to 1.

Under the covenants of the instruments governing our senior debt, TransUnion Corp is restricted from making certain distribution payments to TransUnion Holding Company, Inc. As of September 30, 2014, and December 31, 2013, TransUnion Corp’s capacity to make these payments was restricted to approximately $170 million and $140 million, respectively. As result of the 2014 Refinancing Transaction, TransUnion Corp can make dividend payments to TransUnion Holding Company, Inc. for the purpose of making interest payments, without restrictions.

On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the existing term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the three month LIBOR. The net amount paid or received is recorded as an adjustment to interest expense. As a result of the April 9, 2014, credit facility amendment, the hedges were no longer expected to be highly effective and no longer qualify for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the remaining life of the swaps. Changes in the fair value of the swaps after April 9, 2014, are being recorded in other income and expense. We recorded a gain of $0.3 million for the change in the fair value of the swaps from April 9, 2014, through September 30, 2014.
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

During the third quarter of 2014 we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to upgrade out technology platform and corporate headquarters facility. As a result, depreciation and amortization increased by $9.7 million in the three- and nine-month periods.
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

On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount paid or received was recorded as an adjustment to interest expense. As a result of the April 9, 2014, senior secured credit facility amendment, this hedge is no longer expected to be highly effective and no longer qualifies for hedge accounting. Changes in the fair value of the swap after April 9, 2014, are being recorded in other income and expense. We recorded a gain of $1.1 million and $0.3 million on the swap for the three and nine months ended September 30, 2014.

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

The following discussion describes material developments in previously disclosed material legal proceedings that occured in the three months ended September 30, 2014. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, for a full description of our material pending legal proceedings.

Virginia Public Records

In January 2014 we agreed to settle Donna K. Soutter v. Trans Union LLC (No. 3:10-cy-00514-HEH, United States District Court for the Eastern District of Virginia) for a cash payment and six months of our internet-based single bureau credit monitoring service for no charge. The settlement received final approval in June 2014 and was funded in August 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
During the three months ended September 30, 2014, TransUnion Holding sold a total of 28,495 shares of common stock at $6.65 per share to employees exercising stock options. During the three months ended September 30, 2014, TransUnion Holding also granted options to purchase 432,700 shares of its common stock at an exercise price of $17.40 per share to certain employees under the Company’s 2012 Management Equity Plan. The sale of shares and grants of options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.
There were no underwriters employed in connection with any of the transactions set forth above.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	2,371	$17.40	—	$—
August 1 to August 31	3,447	17.40	—	$—
September 1 to September 30	478	17.40	—	$—
Total	6,296	17.40	—	$—

(1)	Represents shares of TransUnion Holding’s common stock that were repurchased from ex-employees who sold shares back to the Company upon termination.

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

TransUnion Holding Company, Inc.

November 6, 2014	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

November 6, 2014	By	/s/ JAMES V. PIEPER
James V. Pieper
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

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