Form 10-K
period 2014-12-31
TransUnion
filed 2015-03-30
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Commission file number 333-172549

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

As of June 30, 2014, there was no established public market for TransUnion's common stock, par value $0.01 per share.

As of February 28, 2015, there were 110,968,015 shares of TransUnion common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TRANSUNION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2014

Cautionary Notice Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto, contains “forward-looking statements” within the meaning of federal securities laws. Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions.
Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include, among others, the risks, uncertainties and factors set forth below under “Risk Factors,” and the following factors:

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	our ability to provide competitive services and prices;

•	our ability to retain or renew existing agreements with large or long-term customers;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to maintain our access to data sources;

•	government regulation and changes in the regulatory environment;

•	litigation or regulatory proceedings;

•	regulatory oversight of certain “critical activities”;

•	our ability to effectively manage our costs;

•	economic and political stability in international markets where we operate;

•	our ability to effectively develop and maintain strategic alliances and joint ventures;

•	our ability to timely develop new services and the market’s willingness to adopt our new services;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our ability to timely complete our multi-year technology transformation;

•	our ability to make acquisitions and integrate the operations of acquired businesses;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•	our ability to defend our intellectual property from infringement claims by third parties;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	further consolidation in our end-customer markets;

•	the increased availability of free or inexpensive consumer information;

•	losses against which we do not insure;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	our reliance on key management personnel; and

•	our Sponsors controlling us.
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
PART I
Unless the context indicates otherwise, any reference to the “Company,” “we,” “us,” and “our” refers to TransUnion (formerly known as TransUnion Holding Company, Inc.) and its direct and indirect subsidiaries, including TransUnion Intermediate Holding, Inc. "TransUnion Intermediate, formerly known as TransUnion Corp.) or to TransUnion Intermediate and its subsidiaries for periods prior to the formation of TransUnion.

2012 Change in Control Transaction
On April 30, 2012, TransUnion Intermediate was acquired by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs & Co. (“GS,” and together with Advent, the “Sponsors”), for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt. As a result, TransUnion Intermediate became a wholly-owned subsidiary of TransUnion.
We financed the acquisition and paid related fees and expenses with $600.0 million of debt financing from the issuance of senior unsecured PIK toggle notes, $1,104.6 million of equity capital from the Sponsors and certain members of management and $49.2 million of available cash from operations.
We refer to these transactions collectively as the 2012 Change in Control Transaction.
ITEM 1. BUSINESS

Overview
TransUnion is a leading global risk and information solutions provider. Our mission is to help people worldwide access opportunities that lead to a higher quality of life. Businesses embed our solutions into their process workflows to optimize their risk-based decisioning and to drive better financial outcomes. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the only provider of scale in the United States to possess both nationwide consumer credit data and comprehensive diverse public records data, which allows us to better predict behaviors, asses risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industry verticals, including financial services, insurance and healthcare, as well as a global presence in over 30 countries across North America, Africa, Latin America and Asia.
Our addressable market includes the big data and analytics market, which continues to grow as companies around the world recognize the benefits of building an analytical enterprise where decisions are based on data and insights, and as consumers recognize the importance that data and analytics play in their ability to procure goods and services and protect their identities. IDC estimates worldwide spending on big data and analytics services to be approximately $52 billion in 2014, growing at a projected compounded annual growth rate (“CAGR”) of approximately 15% from 2014 through 2018. There are several underlying trends supporting this market growth, including the creation of large amounts of data, advances in technology and analytics that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. Leveraging our 47-year operating history and our established position as a leading provider of risk and information solutions, we have evolved our business by investing in a number of strategic initiatives, such as transitioning to the latest big data and analytics technologies, expanding the breadth and depth of our data, strengthening our analytics capabilities and enhancing our business processes. As a result, we believe we are well positioned to expand our share within the markets we currently serve and capitalize on the larger big data and analytics opportunity.
We believe that we have the capabilities and assets, including comprehensive datasets, advanced technology and analytic to provide differentiated solutions to our customers. We have over 30 petabytes of data, growing at an average rate of over 25% each year since 2010, representing over one billion consumers globally. We obtain financial, credit, alternative credit, identity, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information from an average of 90,000 data sources, including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our next-generation technology allows us to quickly and efficiently integrate our data with our analytics and decisioning capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics expertise, which includes our people as well as tools such as predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enables businesses and consumers to gain better insights into their risk and financial data. Our decisioning capabilities, which are generally delivered on a software-as-a-service platform, allow businesses to interpret data and apply their specific qualifying criteria to make decisions and take actions. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud. Similarly, our capabilities allow consumers to see how their credit profiles have changed over time, understand the impact of financial decisions on their credit scores and manage their personal information as well as to take precautions against identity theft.
We leverage our differentiated capabilities in order to serve a broad set of customers across multiple geographies and verticals. We have a global customer base of over 65,000 businesses and 35 million consumers. We offer our solutions to business customers in the financial services, insurance, healthcare and other industries. Our customer base includes many of the largest companies in each of the primary industries we serve. For example, in the United States, we contract with nine of the ten largest banks, all of the top five credit card issuers, all of the top twenty-five auto lenders, fourteen of the fifteen auto insurance carriers, thousands of healthcare providers and federal, state and local government agencies. We have been successful in leveraging our brand, our expertise and our solutions in our global operations and have a leading presence in several high-growth international markets, including India, Hong Kong and Africa.
We believe we have an attractive business model that has highly recurring and diversified revenue streams, low capital requirements, significant operating leverage and strong and stable cash flows. The proprietary and embedded nature of our solutions and the integral role that they play in our customers’ decision-making processes have historically translated into high customer retention and revenue visibility. For example, our top ten financial institution customers have an average tenure of over ten years. We continue to demonstrate organic growth by further penetrating existing customers, innovating new solutions and gaining new customers. We have a diversified portfolio of businesses across our segments, reducing our exposure to cyclical trends in any particular industry or geography. We operate primarily on a contributory data model in which we typically obtain updated information at little or no cost and owning most of our data. We augment this data with a growing set of public record and alternative data as we expand into new solutions and adjacencies. We also directly manage and control our technology, which provides us with an efficient cost structure and allows us to benefit from economies of scale. Additionally, our technology investments enable us to grow and expand our business with low incremental cost, providing significant operating leverage.
Our total revenues increased from $1,183.2 million for the year ended December 31, 2013 to $1,304.7 million for the year ended December 31, 2014, representing year-over-year growth of 10.3%. Our Adjusted EBITDA, as defined below in Management's Discussion and Analysis of Financial Condition and Results of Operations, increased from $408.5 million for the year ended December 31, 2013 to $451.6 million for the year ended December 31, 2014, representing year-over-year growth of 10.6%.
Our Evolution
Our business has a 47-year operating history and a long track record of providing risk and information solutions to businesses and consumers while continuing to innovate to meet their changing needs. Since our founding as a provider of regional credit reporting services, we have built a comprehensive database of U.S. consumers, which created a unique and highly valuable base to build solutions that span many industry verticals and customer processes. From this base, we expanded our operations by targeting new customers, industry verticals and geographies and also entering into the consumer space. We have strengthened our analytics and decisioning capabilities and acquired complementary datasets enabling us to enhance our solutions, diversify our revenue base and expand into high-growth verticals, such as healthcare and insurance. We have grown our global presence to over 30 countries, creating credit reporting agencies in new geographies and establishing strong international footholds from which we could expand into other emerging markets. We also expanded the reach of our consumer solutions by partnering with other market leaders and innovators.
As part of our continued evolution, we have invested in a number of strategic initiatives that we believe will allow us to cater to the growing demand for data and analytics, provide differentiated solutions and better serve our customers. These initiatives include:

•
Investing in our Technology: Technology is at the core of the solutions we provide to our customers. We have made significant investments since 2012 to modernize our infrastructure and to transition to the latest big data and analytics technologies which enable us to be quicker, more efficient and more cost-effective. Our next-generation technology enhances our ability to organize and handle high volumes of disparate data, improves delivery speeds, provides better availability and strengthens product development capabilities, while lowering our overall cost structure and allowing us to maintain our focus on information security. Our investment strategy has been to build capabilities leverage them across multiple geographies and verticals.

•
Expanding our Data: We have continued to invest in the breadth and depth of our data. We introduced the concept of trended data to provide the trajectory of a consumer’s risk profile, used public records data to enhance the scope of business issues we can address and incorporated alternative data into our databases to better assess risk for banked and unbanked consumers. We believe we are the only provider of scale in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data. All of these initiatives improve the quality of our data, provide deeper insights into risk and allow us to create differentiated solutions for our customers.

•
Strengthening our Analytics Capabilities: We have strengthened our analytics capabilities by leveraging our next-generation technology and expanded data, utilizing more advanced tools and growing our analytics team. This has allowed us to create solutions that produce greater insights and more predictive results, which help our customers make better decisions. In addition, our strengthened analytics capabilities have shortened our time-to-market to create and deliver these solutions to our customers.

•
Broadening of our target Markets: We have grown our target markets by establishing a presence in attractive high-growth international markets such as India and the Philippines, entering new verticals such as government and investigative services in the United States and expanding the reach of our consumer offerings by partnering with traditional and emerging providers in new verticals. Our capabilities enable us to develop scalable products that we are able to deploy across new markets and verticals.

•
Enhancing our Business Processes and Capabilities: We have enhanced our business processes and capabilities to support our growth. We have hired additional industry experts, which has allowed us to create and sell new vertical-specific solutions that address our customers’ needs. Our global sales force effectiveness program reallocates our sales resources more effectively and increases our sales team’s coverage of customers across our target markets. In conjunction with our other initiatives, we have also recently refreshed our company brand to reinforce our global position as a trusted, consumer-friendly company.

We believe that our ongoing focus on evolving with the market and with our customers’ needs ensures continued improvement in our overall services to businesses and consumers. Leveraging our trusted brand, global scale and strong market position in the verticals we serve will allow us to capitalize on business opportunities worldwide and contribute to our long-term growth.
Our Market Opportunity
We believe there is a long-term trend of businesses and consumers using data and analytics to make more informed decisions and manage risk more effectively, resulting in a large and rapidly growing market. According to a September 2014 report from IDC, spending on business analytics services worldwide is projected to reach approximately $52 billion in 2014 and is projected to grow at a CAGR of approximately 15% from 2014 through 2018.
Source: IDC Worldwide Business Analytics Services 2014-2018 Forecast, September 2014. Numbers have been rounded.
We believe there are several key trends in the global macroeconomic environment affecting the geographies and verticals we serve that will create increasing demand for our solutions:

•
Rapid Growth in New Data Creation and Data Application. Larger and more diversified datasets are now assembled faster while the breadth of analytical applications and solutions has expanded. Companies are increasingly relying on business analytics and big data technologies to help process this data in a cost-efficient manner. In addition, non-traditional sources of structured and unstructured data have become important in deriving alternative metrics. The proliferation of smartphones and other mobile devices also generates enormous amounts of data tied to consumers, activities and locations. We believe that the demand for targeted data and sophisticated analytical solutions will continue to grow meaningfully as businesses seek real-time access to more granular views of consumer populations and more holistic views on individual consumers.

•
Advances in Technology and Analytics Unlocking the Value of Data. Ongoing advances in data collection, storage and analytics technology have contributed to the greater use and value of data and analytics in decision making. As businesses have gained the ability to rapidly aggregate and analyze data, they increasingly expect access to real-time data and analytics from their information providers as well as solutions that fully integrate into their workflows. We believe this has made sophisticated technology critical for gaining and retaining business in the risk and information services industry.

•
Greater Adoption of Big Data Solutions across Verticals and Adjacent Markets. With the proliferation of data, we believe companies across different verticals and adjacent markets are recognizing the value of risk information and analytical tools, particularly when tailored to their specific needs.

◦
Financial Services Industry: The combination of increased regulatory capital, additional compliance costs and the overhang of legacy assets is pushing large segments of small-to-medium-sized business and consumer lending out of the banking sector, and resulting in the creation of new specialty finance companies, such as peer-to-peer lending platforms and online balance sheet lenders, which are actively filling the void. These technology-enabled lending platforms provide access to credit in a fast and efficient manner by utilizing sophisticated risk assessment tools that leverage data, such as behavioral data, transactional data and employment and credit information. At the same time, traditional financial services companies are also increasing the use of applications and data in order to address regulatory requirements, lower operating costs and better serve their customers.

◦
Insurance Industry: As consumers increasingly obtain quotes from multiple insurers in an effort to lower their costs, insurers are trying to improve the accuracy of their risk assessments and initial quotes. For example, insurance carriers are using driver violation data to uncover offenses that will impact pricing earlier in the quoting process so consumers have a more accurate view of the premiums they will be charged.

◦
Healthcare Industry: Greater patient financial responsibility, focus on cost management and regulatory supervision are driving healthcare providers to use data and related analytics tools to better manage their revenue cycle. For example, to reduce collection risks, healthcare providers seek information about their patients' insurance coverage and ability to pay at the time of registration. In addition, insurance discovery tools are being utilized to optimize accounts receivable management, maximize collections and minimize uncompensated care.

•
Increasing Lending Activity in Emerging International Markets. As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by under-served and under-banked consumers. In addition, credit penetration is relatively low in emerging markets when compared to developed markets. For example, using our database of information compiled from financial institutions as a benchmark of credit activity, we estimate that less than 15% of the adult population in India is currently credit active. Furthermore, the widespread adoption and use of mobile phones in emerging markets have enabled greater levels of financial inclusion and access to banking and credit. We expect the populations in emerging markets to continue to become more credit active, resulting in increased demand for our services.

•
Increased Consumer Management and Monitoring of Personal Financial Information and Identity Protection by consumers. Demand for consumer solutions is rising with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and more readily available free credit information. The annual growth in the number of consumers subscribing to a credit monitoring or identify protection service has been almost 20% over the last several years. In addition, the proliferation of mobile devices, has made data much more accessible, enabling consumers to manage their finances and monitor their information in real-time. We believe these trends will continue to fuel growth for our consumer business.

•
Heightened Risk Environment and Compliance Requirements for Businesses. The increasing number and complexity of regulations, including new capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act, make operations for businesses more challenging. The granularity of information required and the frequency and timeliness of data to fulfill compliance requirements have also increased significantly, placing an additional burden on companies’ reporting systems. Further, there is a heightened focus on reducing fraud and losses and on protecting consumer privacy, particularly given the increasing threat of cybercriminals.

Our Competitive Strengths
Comprehensive and Unique Datasets
Our long operating history and leadership in the industry have allowed us to build comprehensive and unique data assets that would be difficult for a new market entrant to replicate. We have over 30 petabytes of data, growing at an average rate of over 25% each year since 2010, representing over one billion consumers globally. We obtain financial, credit, alternative credit, identity, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information from an average of 90,000 data sources, including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. We keep our data current by processing approximately 3.6 billion updates each month, and we continue to identify opportunities to acquire additional data. We believe that our data is unique and differentiates us from our competitors. We we own several proprietary datasets such as consumer credit information, driver violation history, healthcare eligibility information, business data and rental payment history. Internationally, our data assets also encompass alternative data, such as the voter registry in India with over 750 million records and the vehicle information database in South Africa with over 18 million vehicle records. We have also acquired public record datasets, which are time consuming and difficult for others to obtain and associate with the correct person. We believe we are the only provider of scale in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, asses risk and address a broader set of business issues for our customers.
Next-generation Technology
Our transformation to next-generation technology allows us to continually improve our overall services to business and consumers and ensures that we are well positioned to differentiate our datasets and capabilities. We believe that our strategic initiative to build next-generation technology capabilities has resulted in increased throughput, improved data matching, greater efficiency, advanced platform flexibility and lower operating costs.

•
Powerful Big Data Capabilities: Our technology gives us the ability to process, organize and analyze high volumes of data across multiple operating systems, databases and file types as well as to deal with both structured and unstructured data that changes frequently. We process billions of transactions and trillions of data transformations on a daily basis.

•
Enhanced Linking and Matching: Because our data matching technology is able to interrelate data across disparate sources, industries and time periods, we believe that we are able to create differentiated datasets and provide our customers with comprehensive insights that allow them to better evaluate risk. For example, our TLOxp solution leverages these data matching capabilities across various datasets to identify and investigate relationships among people, assets, locations and businesses, allowing us to offer enhanced due diligence, threat assessment, identity authentication and fraud prevention and detection solutions.

•
Greater Efficiency: From ingestion of data to distribution of analytics and insights, our next-generation technology enables a faster time to market. For example, our platform now allows for data profiling, cleansing and ingestion of data ten times faster and can be done in a self-service approach by non-IT power users, allowing us to significantly reduce overall production times for new products.

•
Advanced Platform Flexibility: Our technology offers a high degree of flexibility, speed and customization of our solutions, via capabilities like graphical development and business rules environments, and allows easy integration with our customers workflows. We manage and control our technology instead of outsourcing, which provides us with the flexibility to prioritize changes and to quickly implement any updates to our applications and solutions.

•
Lower Operating Costs: Our technology investments have lowered our overall cost to maintain and develop our systems, allowing us to redeploy significantly more resources to support revenue generating initiatives, such as vertical expansion and new product development solutions.

Sophisticated and Flexible Analytics and Decisioning Capabilities
We have developed sophisticated and flexible analytics and decisioning capabilities by investing in technology, tools and people. Our technology allows us to quickly build sophisticated analytics and decisioning functionality that caters to our customers’ evolving needs. Our analysts leverage our next-generation technology and data matching capabilities to gain real-time access to our entire dataset across different data sources and run analysis across this data while remaining compliant with permitted data use. Our analysts are typically able to create data samples for model development, model validations and custom analysis in less than one day using self-serve data access. Our analysts are equipped with a diverse modeling and analytical toolkit, such as visualization and machine learning, which allows them to quickly build and deploy these capabilities. For example, our team was able to build a new loan consolidation model in our CreditVision solution in less than one day using our advanced tools, instead of a typical development time of four to five weeks with legacy tools and technology. We have an experienced analytics team with substantial industry experience, complemented by a deep knowledge of consumer credit data. Our team is highly qualified with advanced degrees or doctorates in statistics, math, finance or engineering, and is instrumental in understanding customer requirements, sourcing raw data and turning that data into solutions that provide insights and decisions to solve our customers’ problems.
Innovative and Differentiated Solutions
We consistently focus on innovation to develop new and enhanced solutions that meet the evolving needs of our customers. We believe our specialized data, analytics and decisioning services and collaborative approach with our customers differentiate us from our competitors. Our solutions are often scalable across different customers, geographies and verticals. Recent examples of our innovative and differentiated solutions include:

•
AdSurety-AdSurety is a digital marketing solution that allows our customers to identify an audience across a network of 135 million U.S. consumers, display personalized messages to that audience and measure the effect. The network leverages our offline-to-online matching technology, which increases reach with greater targeting certainty.

•
CreditView-CreditView is a first-to-market interactive dashboard that provides consumers with credit education and information in a comprehensive, user-friendly format. Consumers are able to easily see how their credit profiles have changed over time as well as simulate the impact of financial decisions on their credit score.

•
CreditVision-We continue to enhance our credit data by including new data fields, enriching values in existing data fields and expanding account history. Our enhanced credit data has been combined with hundreds of algorithms to produce CreditVision, a market-leading solution that provides greater granularity and evaluates consumer behavior patterns over time. This results in a more predictive view of the consumer, increases the total population of consumers who can effectively be scored and helps consumers gain improved pricing.

•
Decision Edge-Decision Edge is a software-as-a-service decisioning offering which allows businesses to identify and authenticate customers, interpret data and predictive model results, and apply customer-specific criteria to facilitate real-time, automated decisions at the point of consumer interaction.

•
Insurance Coverage Discovery-For our healthcare customers, we offer the Insurance Coverage Discovery solution, which enables the discovery of previously unidentified health insurance coverage to help our customers recover uncompensated care costs. Our proprietary technology identifies patient accounts covered by Medicaid, Supplemental Security Income, Medicare and TRICARE as well as commercial insurance benefits at the time of service and monitors and account for up to three years for retroactive eligibility that providers may have missed.

•
SmartMove-Smartmove allows independent landlords to screen applicants on a real-time basis by pushing the screening information of the individual renter to the landlord, based on the consent of the renter. The solution is delivered through our mobile channel and through our partners and provides independent landlords with convenient access to the same quality information provided to large property management firms.

•
TLOxp-TLOxp leverages our data matching capabilities across thousands of data sources to identify and investigate relationships among specific people, assets, locations and businesses. This allows us to offer enhanced due diligence, threat assessment, identity authentication and fraud prevention and detection solutions and to expand our solutions into new verticals such as government and law enforcement.

Deep and Specialized Industry Expertise
We have deep expertise in a number of attractive industry verticals including financial services, insurance and healthcare. Our expertise has allowed us to develop sophisticated vertical-specific solutions within these targeted industries that play an integral role in our customers’ decision-making processes and are often embedded into their workflows. Our team includes industry experts with significant experience in the verticals that we target and relationships with leading companies in those verticals. We also possess regulatory compliance expertise across the industries we serve. Together, this provides us with a comprehensive understanding of business trends and insights for customers in these verticals, allowing us to build solutions that cater to these customers’ specific requirements. We have been able to apply our industry knowledge, data assets, technology and analytics capabilities to develop new solutions and revenue opportunities within key verticals. For example, in financial services, our differentiated positioned allowed us to anticipate the increased demand for alternative consumer lending providers such as peer-to-peer lending platforms, and we created solutions that catered to these emerging providers. In insurance, we partnered with a vehicle history data provider to launch a vehicle history score that helps insurance carriers further segment risk based on the attributes of a specific automobile. In healthcare, we developed a solution that allows healthcare providers to search for additional health insurance coverage and recover additional uncompensated care costs, lowering their overall cost of operation. We also possess regulatory compliance expertise across the industries that we serve. We believe that our industry knowledge, coupled with our collaborative customer approach, has made it possible for us to provide our customers unique insights into their businesses.
Leading Presence in Attractive International Markets
We have been operating internationally for over 30 years and have strong global brand recognition. We have strategically targeted attractive markets in both developed and emerging economies and have a diversified global presence in over 30 countries and a leading presence in several attractive international markets across North America, Africa, Latin America and Asia. We have local senor management in many of our international markets, and we believe this provides us with deeper insights into these markets and stronger relationships with our customers. We have leveraged our brand, operating history, global footprint and technology infrastructure to establish new credit bureaus in several international markets, such as Canada in 1989, India in 2001 and the Philippines in 2011. Once established, our model is to expand the services we offer within these markets and then move into adjacent emerging markets. For example, we have used our operations in Hong Kong to expand into other ASEAN countries, and we have used our operations in South Africa to expand into neighboring African countries. In addition, we have been able to leverage our technology and experience from our U.S. operations to develop and grow our international operations.
Proven and Experienced Management Team
Our senior management team has a track record of strong performance and significant expertise in the markets we serve, with an average of over twenty years of industry experience. We continue to attract and retain experienced management talent for our businesses. Our team has deep knowledge of the data and analytics sector and expertise across the various industries that we serve. Our team has overseen our expansion into new industries and geographies while managing ongoing strategic initiatives, including our significant technology investments. As a result of the sustained focus of our management team, we have been successful in consistently driving growth, both organically and through acquiring and integrating businesses.
Our Growth Strategy
Enhance Underlying Data, Technology and Analytics Capabilities to Develop Innovative Solutions
As the demand for big data and analytics solutions grows across industries and geographies, we will continue to expand the scope of our underlying data, improve our tools and technology and enhance our analytics and decisioning capabilities to provide innovative solutions that address this demand. As the needs of businesses and consumers evolve, we plan to continue to help them meet their challenges, which our recent investments in data, technology and analytics enable us to do more quickly and efficiently. For example, we enhanced our solutions with incremental data such as rental trade lines, additional contact data and auto asset data in order to address a broader set of customer requirements. Our recent technology investments have also reduced the time to market for new solutions, in certain instances from several weeks to a few days, which allow us to react quickly to customer requirements. We also intend to continue to take advantage of strategic partnerships to develop innovative services that differentiate us from our competitors.
Further Penetrate Existing Industry Verticals with Current and New Solutions
We are a leading provider of risk and information solutions in several industry verticals today, including financial services, insurance and healthcare. We believe there is significant opportunity for further growth within these industries by expanding the number of customers to whom we sell our current solutions as well as by creating innovative new solutions that we can use to grow our presence in these industries. We focus on developing new solutions that address evolving customer needs within our industry verticals. For example, in the financial services vertical, we developed CreditVision, which provides customers with a time-based risk trend and increases the total eligible population of consumers. Similarly, in the insurance vertical, we introduced the DriverRisk solution that integrates with the Drivers History violation database to cost effectively identify drivers with ratable violations, resulting in unique insights into driver risk and reduced costs and higher returns for insurance carriers. In order to more effectively address these opportunities we have redeployed and reallocated our sales resources to focus either on new customer opportunities or on selling additional services and solutions to existing customers. With our leading market positions, existing strong relationships in financial services, insurance and healthcare verticals and with our consumer partners, we believe we have the opportunity to further penetrate our existing customer base and capture a greater proportion of their spending across the consumer lifecycle.
Establish Positions in New, Adjacent Industry Verticals
In addition to increasing penetration in industries where we have a substantial presence, we also intend to create solutions that address customer needs in attractive new industries. Our strategy is to develop new solutions for a specific application, industry vertical or geography and then deploy them to other markets where they may be applicable. We believe that our capabilities allow us to quickly create and deliver solutions to new industries and geographies where information-based analytics and decisioning capabilities are currently underutilized. For example, our strong position in financial services and insurance verticals has allowed us to establish a presence in the healthcare vertical to capitalize on the increasing demand for data and analytics solutions. We have created innovative solutions that automate the insurance and payment processes at the beginning of the revenue cycle, help payers analyze claims-related data, facilitate performance reporting and help patients make informed decisions. Similarly, we are targeting other verticals such as government, rental screening and investigative services, where we see an opportunity to leverage our existing data, analytics and decisioning capabilities.
Expand our Presence in Attractive International Markets
We believe international markets present a significant opportunity for growth, as these economies continue to develop and their populations become more credit active. We have significant scale in some of the world’s fastest growing markets, which positions us well to take advantage of the favorable dynamics in these regions. We leverage solutions developed in the United States and deploy them to international markets, after localizing them to individual market requirements. For example, after launching CreditVision in the United States, we expanded our offerings with a similar solution in Canada and Hong Kong. In markets where we have established a presence in a particular vertical, we will expand further into adjacent verticals, such as insurance and consumer solutions. We intend to expand into new geographic markets by forming alliances with financial services institutions, industry associations and other local partners, and by pursuing strategic acquisitions. Across all our international expansion initiatives, we will continue to leverage our next-generation technology to drive speed to market, scale and differentiation.
Continue to Broaden Reach in Consumer Market through Direct and Indirect Channels

Growth in our consumer business has outpaced the market. We expect this trend to continue due to a rising . Rising consumer appetite for information and increasing demand for our solutions from existing and new partners. We currently serve over 35 million consumers in the United States directly and through indirect channels. We recognized that more consumers could be reached through multiple channels and business models. Therefore, our strategy is to enable partners by providing them with data and analytics to support their services. Our growth plans focus both on increasing our own member base as well as expanding our reach through partnerships. For our direct consumers, we continually develop new products, features and services. We will also continue to improve the consumer experience with more user-friendly interfaces, better customer service, and education. For partners, we will leverage our flexible model, technology and innovative solutions to grow with new and existing customers and enter new verticals. We believe that partnerships not only enable us to build our own business quickly and effectively, but they also expand the market and provide us access to new consumer segments.
Pursue Strategic Acquisitions
We will continue to pursue acquisitions to accelerate growth within our existing businesses and diversify into new businesses. We are focused primarily on opportunities that are strategic to us, including opportunities that expand our geographic footprint, increase the breadth and depth of our datasets, enhance our services, provide us with industry expertise in our key verticals or deepen our presence in our international markets. For example, we expanded into new countries such as Brazil and Chile and enhanced our domestic healthcare offerings through various acquisitions. Other recent examples include our December 2013 acquisition of TLO's assets, providing data solutions leveraging proprietary public records data for identity authentication, fraud prevention and debt recovery, our November 2014 acquisition of DHI, a provider of traffic violations and criminal court data, and our October 2014 acquisition of L2C, an innovator in predictive analytics using alternative data that is able to provide risk perspectives on non-traditional and non-credit active consumers. From time to time we may also seek to increase our investments in foreign entities in which we hold a minority interest, as we did with Credit Information Bureau (India) Limited ("CIBIL") in India in 2014. We have a strong track record of integrating acquisitions and driving long-term value creation, and we will continue to maintain a disciplined approach to pursuing acquisitions.
Segment Overview
We manage our business and report our financial results in three operating segments: USIS, International and Consumer Interactive. We also report expenses for Corporate, which provides shared services and conducts enterprise functions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 17 to our consolidated financial statements included elsewhere in this report for further information about our segments.
USIS
USIS provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud.
USIS leverages our comprehensive data assets, data matching expertise and predictive analytics to develop and deliver solutions across multiple vertical markets.

•
Comprehensive data assets: Our credit database contains the name and address of substantially all of the U.S. credit-active population, a listing of their existing credit relationships and their timeliness in repaying debt obligations. The information in our database is voluntarily provided by thousands of credit-granting institutions and other data furnishers. We enhance our data assets with alternative credit sources such as rental payments and utility payments. We also actively source information from courts, government agencies and other public records including suits, liens, judgments, bankruptcies, professional licenses, real property, vehicle ownership, other assets, driver violations, criminal records and contact information. Our databases are updated, reviewed and monitored on a regular basis.

•
Data matching expertise: We have data matching capabilities and expertise that allow us to build and maintain comprehensive consumer credit profiles from disparate data sources, enhancing the value of our databases and resulting in better prediction of risk. We have also developed data fusion capabilities that allow us to interrelate relevant data and identify relationships among individuals, locations, assets and businesses across our datasets.

•
Predictive analytics: Our predictive analytics capabilities allow us to analyze our proprietary datasets and provide insights to our customers to allow them to drive better business decisions. Our tools allow customers to investigate past behavior, reasonably predict the likelihood of future events and strategize actions based on those predictions. We have numerous tools such as predictive modeling and scoring, customer segmentation, benchmarking, forecasting, fraud modeling and campaign optimization, all of which caters to specific customer requirements. Our predictive analytics capabilities are developed by an analytics team with deep industry experience and a broad array of specialized qualifications.

Our core capabilities leverage our next-generation technology, which has a common code base and allows us to build solutions once and deploy them multiple times across different verticals. We use varying combinations of these core capabilities and provide services to our customers through three delivery platforms, which are Online Data Services, Marketing Services and Decision Services.
Online Data Services
Online Data Services encompass services delivered in real-time, using both credit and public record datasets. These services include credit reports and predictive scores delivered to qualified businesses to help them assess the risk of prospective consumers seeking to access credit or insurance. We also provide online reports that link public record datasets for qualified businesses that seek to locate consumers or specific assets, or investigate relationships among consumers, businesses and locations. Collectively, the reports, characteristics and scores, with variations tailored for specific industries, form the basis of Online Data Services. We also provide online services to help businesses manage fraud and authenticate a consumer’s identity when they initiate a new business relationship. Our fraud database, which is updated daily, contains data elements such as addresses and Social Security numbers from multiple sources that alert businesses to identities associated with known or suspected fraudulent activity. Additionally, we provide data to businesses to help them satisfy “know your customer” compliance requirements and to confirm an individual’s identity. Revenue from Online Data Services accounted for approximately 67% of our USIS revenue in 2014.
Marketing Services
Marketing Services help businesses proactively acquire new customers, cross-sell to existing customers and monitor and manage risk in their existing portfolios. We help our customers develop marketing lists of prospects via direct mail, web and mobile. Our databases are used by our customers to contact individuals to extend firm offers of credit or insurance. We provide portfolio review services, which are periodic reviews of our customers’ existing accounts, to help our customers develop cross-selling offers to their existing customers and monitor and manage risk in their existing consumer portfolios. We also provide trigger services which are daily notifications of changes to a consumer profile. Revenue from Marketing Services accounted for approximately 16% of our USIS revenue in 2014.
Decision Services
Decision Services, our software-as-a-service offerings, include a number of platforms that help businesses interpret data and predictive model results and apply their customer-specific criteria to facilitate real-time automated decisions at the time of customer interaction. Our customers use Decision Services to evaluate business risks and opportunities, including those associated with new consumer credit and checking accounts, insurance applications, account collection, patient registrations and apartment rental requests. Revenue from Decision Services accounted for approximately 17% of our USIS revenue in 2014.
These core capabilities and delivery platforms in our USIS segment allow us to serve a broad set of customers and business issues. We offer our services to customers in the financial services, insurance, healthcare and other industries. In financial services we serve nine of the top ten banks in all facets of the customer lifecycle from acquisition through account management to collections. For example, our customers use our CreditVision solutions, which is based on 30 months of time series data and delivered across all our platforms, to bring insight to the velocity and magnitude of change in consumer risk over time, allowing them to segment risk with greater precision. We also recently introduced AdSurety digital marketing capabilities that allow banks to deliver personalized messages on the Internet, increasing reach with measurable results. In insurance, fourteen of the top fifteen auto insurance carriers use TransUnion services to improve the speed and accuracy of quoting and underwriting policies, improving the consumer shopping experience and lowering costs for the carriers. We do this by providing pre-fill services that use our data assets to populate an application once basic identity information is supplied by the consumer, then use our driver violation data, insurance and asset risk scores, and fraud detection tools to provide a quote that is more consistent with the final premium than previous methods used. In healthcare, thousands of healthcare providers and over 1,000 hospitals use our revenue cycle management solutions to verify patients' identity, check insurance eligibility and the patients' capacity to pay, estimate patient payment amounts and if needed, qualify patients for federal, state and local entitlement programs.

International
The International segment provides services similar to our USIS segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country; services may include credit reports, analytics and decisioning services and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment to help consumers proactively manage their personal finances. The two market groups in the International segment are as follows:
Developed Markets
We offer online data services, marketing services and decision services in Canada and Hong Kong. Revenue from these developed markets accounted for approximately 36% of our International revenue in 2014.
Canada-We have operated in Canada since 1989 and are one of only two nationwide consumer reporting agencies in the Canadian market. We operate across multiple verticals in Canada with leading positions in insurance, collections and automotive and a growing presence in financial services. Our Canadian customer base encompasses some of the largest companies in their verticals, including two of the three largest banks, the top seven credit card issuers, seven of the top ten insurance companies and four of the top automotive manufacturers. We have recently grown our operations in Canada by acquiring new customers and we expect to continue to grow by introducing innovative new solutions, such as CreditVision and DecisionEdge, by increasing our presence with existing customers and by growing our market share with businesses and consumers.
Hong Kong-We have had a majority ownership interest in the principal consumer credit reporting company in Hong Kong since 1998. We are a primary supplier of data and value-added solutions to the top ten banks in Hong Kong. Additionally, we use our established operations in Hong Kong as a base to expand into other emerging markets in the Asia Pacific region. We expect to continue to grown and transform the Hong Kong business by offering analytics, identity management, decisioning and consumer solutions.
Emerging Markets
Together with our unconsolidated subsidiaries, we also provide online data services, marketing services and decision services in emerging markets, such as South Africa, Brazil, India and other countries in the Africa, Latin America and Asia Pacific regions. Once credit databases are established in these markets, we can introduce services that have demonstrated success in developed markets. We believe that our flexible approach to forming local partnerships has allowed us to establish a foothold in certain emerging markets where our major competitors have not, such as in India and the Philippines. We also believe that our presence in emerging markets helps foster the growth and development of economies in these markets, thereby resulting in an accelerated demand for credit information services and analytics. Revenue from emerging markets accounted for approximately 64% of our International revenue in 2014.
Africa-We launched our operations in Africa by entering South Africa in 1993. We are highly diversified and serve a variety of industries through traditional consumer credit reporting services, insurance solutions, auto information solutions, commercial credit information services and consumer solutions in South Africa.We area primary risk and information solutions provider in South Africa for the top four leading banks, the top ten retailers, the top seven dealer groups and the top five insurers. We manage the database of all personal claims, policy and vehicle information on behalf of the South African Insurance Association and offer innovative solutions throughout the policy lifecycle. We believe that our vehicle information database, which has over 18 million vehicle records and includes unique vehicle identifier codes, is the most extensive vehicle database in South Africa, and differentiates us from other providers. Our leading presence in South Africa has allowed us to expand into surrounding countries including Kenya, Namibia, Swaziland, Botswana, Mozambique, Zambia, Rwanda, Malawi and Uganda. We intend to roll out our next-generation technology to our African operations, which will make us the only provider with a big data platform in Africa and will provide us with further competitive advantages.
Latin America-We have been active in Latin America since 1985 when we entered the Puerto Rican market, and we have operations in several Central and South American countries, including a strong presence in the Dominican Republic and a 26% ownership interest in Trans Union de México, S.A., the primary credit reporting agency in Mexico. In Guatemala, we maintain a centralized database that services Guatemala, Honduras, Nicaragua and Costa Rica. We expanded our footprint in Latin America through our acquisition of majority interests in a Chilean credit reporting agency in 2010, a Brazilian decisioning services provider in 2011 and a Brazilian data enrichment and registry information services provider in 2013. In Brazil, which is our largest operation in Latin America, we are the largest provider in decisioning with over 100 customers and over 25 million transactions processed monthly across key industry verticals. Our customer base in Brazil includes two of the top four private banks, eighteen of the top twenty automotive insurance carriers, five of the top ten telecommunication companies and the largest Latin America online sales site. One of our differentiated capabilities in Brazil is our “data driver technology”, which allows us to access hundreds of public data sources, such as the Receita Federal (tax record information). We also own ZipCode, which is the most extensive alternative database in Brazil with information on over 190 million consumers and 29 million companies, and is a leading industry data source for collections and marketing.
India-In 2003, we partnered with prominent Indian financial institutions to create CIBIL, the first consumer and business credit reporting agency in India. In 2014, we acquired a majority interest in CIBIL and now include their results in our consolidated financial statements. We are CIBIL's sole technology, analytics and decision services provider for its consumer risk information services business. In the absence of a comprehensive national ID, we created an innovative matching algorithm that allowed us to create the most extensive consumer credit database in India. Our credit database includes information on over 200 million consumers and over 10 million business entities. In addition, we own or have access to several non-credit data sources that we use to enhance our solutions. These include the national voters registry with over 750 million records and the national ID database with over 500 million records, as well as other sources such as the confirmed and suspected fraud registry, property registry and tax ID database. We offer a suite of risk and information solutions across the credit lifecycle for banks, telecommunication companies and insurance companies. Our suite of offerings includes analytics and decisioning solutions that enable our customers to make faster decisions. We are the primary risk and information solutions provider for financial institutions in India and our customers include all of the top fifteen private banks. We developed and launched the first generic credit score for India in 2007, which is the most widely used and adopted credit score across the financial services industry in India. In addition to our business solutions, we also offer online credit scores and reports to consumers and are in the process of building additional capabilities in the consumer interactive area.
Asia Pacific-Our operations in Asia Pacific include markets such Thailand, Singapore, Malaysia, China and the Philippines. Asia Pacific is a growing market with increasing demand for credit driven by a rising middle class that offers significant growth potential in analytics and decisioning. Using Hong Kong as a base, we have leveraged our global intellectual property to expand to other countries in the Asia Pacific region. For example, we launched the first consumer credit reporting agency in the Philippines in 2011 in partnership with the top-five credit card issuers in that market. We leverage our global intellectual property to scale very quickly and our solutions are now used for lending decisions by over 25% of the major banks in the Philippines. We have built credit risk scores for the National Credit Bureau of Thailand, in which we have a 12% ownership interest, Credit Bureau of Singapore and Credit Bureau of Malaysia. We also have a presence in China, where we currently provide consulting on fraud and authentication solutions to financial institutions.
Consumer Interactive
Consumer Interactive offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution and financial management. Our products are provided through user friendly online and mobile interfaces are supported by educational content and customer support. Our Consumer Interactive segment serves over 35 million consumers through both direct and indirect channels.
Direct-We offer services directly to consumers, primarily on a subscription basis through websites including www.transunion.com and through mobile applications. Product features include credit reports, credit scores and analysis, alerts to changes in credit information, debt analysis, identity protection services, insurance scores and the ability to restrict third-party access to a consumer’s TransUnion credit report. We complement these features with educational content that explains how credit and financial data is used in various industries to evaluate consumers and how a consumer’s financial choices impact this evaluation. Our integrated, data-driven marketing strategy spans multiple channels including television, paid search, online display and email, which allows us to acquire high quality consumers cost effectively.
Indirect-We also offer our services to business partners who combine them with their own offerings and sell them to consumers and businesses in such areas as financial services, retail credit monitoring, identity protection and insurance. We have a broad suite of products and services that include many of the product features, education content and customer support offered in our direct channel. We have taken a proactive and flexible partnership approach which has resulted in many long-standing relationships with other market leaders and innovators. We currently provide services to the largest providers of free credit information, the leading identity protection provider and the leading credit monitoring retailer. Through these partnerships, we have significantly expanded the overall market as well as the reach of our business.

Corporate
Corporate provides support services to each operating segment, holds investments and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are primarily enterprise-level costs and are administrative in nature.
Markets and Customers
We have a highly diversified customer base, with our largest customer accounting for approximately 3% of revenue in 2014 and 3% of revenue in 2013. Our top ten customers accounted for approximately 20% of revenue in 2014 and 20% of revenue in 2013. Our customers include companies across multiple industries, including financial services, insurance and healthcare. A substantial portion of our revenue is derived from companies in the financial services industry.
We have a presence in over 30 countries including the United States, South Africa, Brazil, Canada, Hong Kong, India, and other countries in Africa, Asia and Latin America. The following table summarizes our revenue based on the region where the revenue was earned:

	Approximate percent of consolidated revenue
	2014	2013	2012
United States	80%	80%	79%
International	20%	20%	21%
The following table summarizes our assets based on the segment in which such assets are held as of the dates shown:

(in millions)	December 31, 2014	December 31, 2013	December 31, 2012
U.S. Information Services	$2,932.8	$2,894.7	$2,685.3
International	1,268.1	1,166.8	1,199.0
Consumer Interactive	268.8	268.3	271.9
Corporate	196.1	162.5	164.5
Total	$4,665.8	$4,492.3	$4,320.7
We market our services primarily through our own sales force. We have dedicated sales teams for our largest customers focused by industry group and geography. These dedicated sales teams provide strategic account management and direct support to customers. We use shared sales teams to sell our services to mid-size customers. These sales teams are based in our headquarters office and in field offices strategically located throughout the United States and abroad. Smaller customers’ sales needs are serviced primarily through call centers. We also market our services through indirect channels such as resellers, who sell directly to businesses and consumers. Our interactive direct-to-consumer services are sold primarily through our website.
Seasonality
Seasonality in the USIS segment is correlated to volumes of online credit data purchased by our financial services and mortgage customers, and our sales have generally been higher during the second and third quarters. Seasonality in our International segment is driven by local economic conditions and relevant macroeconomic market trends. In our Consumer Interactive segment, demand for our products is usually higher in the first half of the year, impacted by seasonality and our advertising spend.
Competition
The market for our services is highly competitive. We primarily compete on the basis of differentiated solutions, datasets, analytics capabilities, ease of integration with our customers’ technology, stability of services, customer relationships, innovation and price. We believe that we compete favorably in each of these categories. Our competitors vary based on the business segment, industry vertical and geographical market that our solutions address.
In our USIS segment, our competition generally includes Equifax, Experian and LexisNexis, in addition to certain competitors whom we only compete with in specific verticals. For example, we compete with FICO in the financial services vertical, with Solera and Verisk in the insurance vertical, with Emdeon, IMS Health, Inovalon and Trizetto in the healthcare vertical and with LifeLock in the fraud solutions market.

In our International segment, we generally compete with Equifax and Experian directly or indirectly through their subsidiaries or investments. We also compete with other competitors that may focus on a particular vertical, country or region.
In our Consumer Interactive segment, we generally compete with Equifax, Experian, FICO and LifeLock as well as emerging businesses, some of whom offer free credit information.
In addition to these competitors, we also compete with a number of other companies that may offer niche solutions catering to more specific customer requirements.
We believe the services we provide to our customers reflect our understanding of our customers’ businesses, the depth and breadth of our data and the quality of our analytics and decisioning capabilities. By integrating our services into our customers’ workflows, we ensure efficiency, continuous improvement and long-lasting relationships.
Information Technology
Technology
The continuous operation of our information technology systems is fundamental to our business. Our information technology systems collect, refine, access, process, deliver and store the data that is used to provide our solutions. Customers connect to our systems using a number of different technologies, including secured internet connections, virtual private networks and dedicated network connections. Control and management of the technology that operates our business is critical to our success and to this end, we directly control and manage all of our technology and infrastructure. Our technology relies on several third-party best-of-breed solutions as well as proprietary software and tools which we integrate into our platforms. We control our technology and infrastructure, which allows us to prioritize any changes and control the roll-out of any upgrades or changes. We contract with various third-party providers to help us maintain and support our systems.
We have established technology Centers-of-Excellence that utilize similar tools and technology in order to provide scale and efficiency in modifying existing applications and developing new applications for our businesses. We deploy new development methodologies to enable rapid delivery of solutions and increase our speed-to-market. Our technology team includes both our own employees as well as additional resources from third-party providers.
We believe that our technology is at the core of our innovative solutions, and we have continued to invest in our technology to ensure our market leadership. We have recently made significant investments to transition our technology infrastructure to the latest big data and analytics technologies. We believe that our next-generation platform enables us to be quicker, more efficient and more cost-effective across each step of our process chain, including receiving, consolidating and updating data, implementing analytics and decisioning capabilities, creating innovative solutions, delivering those solutions to our customers and incorporating customer feedback. Our platform has significant scale and capacity and enables us to deliver high-quality solutions to our customers. Our next-generation technology infrastructure gives us the ability to organize and handle high volumes of disparate data, improves our delivery speeds, increases availability and enhances our product development capabilities, while at the same time lowering our overall cost structure.
Data Centers and Business Continuity
In order to create redundancy and increase resiliency, we utilize multiple data centers in all of our major markets. We generally employ similar technologies and infrastructures in each data center to enable the optimal sharing of technical resources across geographies.
We maintain a framework for business continuity that includes written policies requiring each business and operating unit to identify critical functions. Our businesses and operating units have processes in place that are designed to maintain such functions in case there is a disruptive event. We also have a specific disaster recovery plan that will take effect if critical infrastructure or systems fail or become disabled.
As part of our program, each business unit’s continuity plan is periodically updated and stored in a centralized database. These plans are monitored and reviewed by our compliance team. From time to time, our compliance team tests one or more of these plans using desktop exercises or in connection with actual events, for example during recent severe weather events in Chicago, Illinois. We also periodically test the state of preparedness of our most critical disaster recovery procedures. For our primary United States data center we have system redundancy plans that allow for the transfer of capacity in the event there is a failure of computer hardware or a loss of our primary telecommunications line or power source. We maintain a recovery site in Northlake, Illinois, which is designed to recover the majority of our operational capacity in a scenario which makes our primary data center inoperable.

Security
The security and protection of non-public consumer information is one of our highest priorities. We have a written information security program based on the ISO/IEC 27001:2013 standard with dedicated personnel charged with overseeing that program. Our information security program incorporates continuous improvement methodology and evaluates threats, industry events and asset values to help us appropriately adjust security controls. We employ a wide range of physical and technical safeguards that are designed to provide security around the collection, storage, use, access and delivery of information we have in our possession. These safeguards include firewalls, intrusion protection and monitoring, anti-virus and malware protection, vulnerability threat analysis, management and testing, advanced persistent threat monitoring, forensic tools, encryption technologies, data transmission standards, contractual provisions, customer credentialing, identity and access management, data loss, access and anomaly reports and training programs for associates. We, with other global financial services organizations, including U.S. nationwide consumer credit reporting companies, share cyber threat and attack information through our participation in the Financial Information Sharing and Analysis Council (“FS-ISAC”) and other forums that may be targeted at our industry to better understand and monitor our systems and our connectivity to our customers, as well as how specific solutions that were implemented to protect against such attacks are performing. We undergo SSAE 16 reviews annually, and several of our major customers routinely audit our security controls. We conduct an annual Payment Card Industry Data Security Standard (PCI-DSS) compliance program and remain PCI certified. Additionally, we also hire third parties to conduct independent information security assessments.
Intellectual Property and Licensing Agreements
Our intellectual property is a strategic advantage and protecting it is critical to our business. Because of the importance of our intellectual property, we treat our brand, software, technology, know-how, concepts and databases as proprietary. We attempt to protect our intellectual property rights under the trademark, copyright, patent, trade secret and other intellectual property laws of the United States and other countries, as well as through the use of licenses and contractual agreements, such as nondisclosure agreements. While we hold various patents, we do not rely primarily on patents to protect our core intellectual property. Through contractual arrangements, disclosure controls and continual associate training programs, our principal focus is to treat our key proprietary information and databases as trade secrets. Also, we have registered certain trademarks, trade names, service marks, logos, internet URLs and other marks of distinction in the United States and foreign countries, the most important of which is the trademark TransUnion name and logo. This trademark is used in connection with most of the services we sell and we believe it is a known mark in the industry.
We own proprietary software that we use to maintain our databases and to develop and deliver our services. We develop and maintain business-critical software that transforms data furnished by various sources into databases upon which our services are built. We also develop and maintain software to manage our consumer interactions, including providing disclosures and resolving disputes. In all business segments, we develop and maintain software applications that we use to deliver services to our customers, through a Software-as-a-service model. In particular, we develop and maintain decisioning technology infrastructure that we host and integrate into our customers’ workflow systems to improve the efficiency of their operations.
We license certain data and other intellectual property to other companies on arms-length terms that are designed to protect our rights to our intellectual property. We generally use standard licensing agreements and do not provide our intellectual property to third parties without a nondisclosure and license agreement in place.
We also license certain intellectual property that is important for our business from third parties. For example, we license credit-scoring algorithms and the right to sell credit scores derived from those algorithms from third parties for a fee.
Employees
As of December 31, 2014, we employed approximately 4,200 employees throughout the world. Other than certain employees in Brazil, none of our employees is currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.
Properties
Our corporate headquarters and main data center are located in Chicago, Illinois, in an office building that we own. We also own a data center building in Hamilton, Ontario, Canada. As of December 31, 2014, we lease space in approximately 80 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion.

Legal and Regulatory Matters
Compliance with legal and regulatory requirements is a top priority. Numerous laws govern the collection, protection, dissemination and use of the non-public personal information we have in our possession. These laws are enforced by federal, state and local regulatory agencies, foreign regulatory authorities and, in some instances, through private civil litigation.
We proactively manage our compliance with laws and regulations through a dedicated legal and compliance team that is generally locally sourced and tasked to ensure that enterprise standards are followed. To that end, we have legal and compliance personnel situated at business operations in the United States, Brazil, Canada, Hong Kong and South Africa. All such personnel report directly to the functional department leaders, who are located in our corporate offices in Chicago, Illinois. Through the legal and compliance functions, we provide training to our associates, monitor all material laws and regulations, routinely review internal processes to determine whether business practice changes are warranted, assist in the development of new services, and promote regular meetings with principal regulators and legislators to establish transparency of our operations and create a means to understand and react should any issues arise. In addition, as a controlled financial company of a U.S. bank holding company, we have committed to implement certain compliance programs as directed by that bank holding company pursuant to the stockholders’ agreement entered into by the Company and our principal shareholders.
U.S. Data and Privacy Protection
Our U.S. operations are subject to numerous laws that regulate privacy, data security and the use of consumer credit or an individual’s healthcare information. Certain of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information. The laws and regulations that affect our U.S. business include, but are not limited to, the following:

•
FCRA-The United States Fair Credit Reporting Act (“FCRA”) applies to consumer credit reporting agencies, including us, as well as data furnishers and users of consumer reports. FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes. FCRA limits what information may be reported by consumer reporting agencies, limits the distribution and use of consumer reports, establishes consumer rights to access and dispute their own credit files, requires consumer reporting agencies to make available to consumers a free annual credit report and imposes many other requirements on consumer reporting agencies, data furnishers and users of consumer report information. Violation of FCRA can result in civil and criminal penalties. The law contains an attorney fee shifting provision to provide an incentive to consumers to bring individual or class action lawsuits against a consumer reporting agency for violations of FCRA. Regulatory enforcement of FCRA is under the purview of the United States Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), and state attorneys general, acting alone or in concert with one another.

•
State Fair Credit Reporting Acts-Many states have enacted laws with requirements similar to FCRA. Some of these state laws impose additional, or more stringent, requirements than FCRA. FCRA preempts some of these state laws but the scope of preemption continues to be defined by the courts.

•
The Dodd-Frank Act-A central purpose of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) is to protect consumers from abusive financial services practices, and for other purposes.” An important new regulatory body created by Title X of the Dodd-Frank Act is the CFPB. The CFPB, through rulemaking, confirmed that the Company is subject to the examination and supervision of the CFPB, and such examinations began in 2012. In addition to transferring authority under certain existing laws to the CFPB and providing it with examination and supervisory authority, the Dodd-Frank Act also prohibits unfair or deceptive acts or practices ("UDAAP") with respect to consumer finance and provides the CFPB with authority to enforce those provisions. The CFPB has stated that its UDAAP authority may allow it to find statutory violations even where a specific regulation does not prohibit the relevant product.

•
The Gramm-Leach-Bliley Act (“GLBA”)-The GLBA regulates the receipt, use and disclosure of non-public personal information of consumers that is held by financial institutions, including us. Several of our datasets are subject to GLBA provisions, including limitations on the use or disclosure of the underlying data and rules relating to the technological, physical and administrative safeguarding of non-public personal information. Violation of the GLBA can result in civil and criminal liability. Regulatory enforcement of the GLBA is under the purview of the FTC, the federal prudential banking regulators, the SEC and state attorneys general, acting alone or in concert with each other.

•
The Drivers Privacy Protection Act (“DPPA”)-The DPPA requires all states to safeguard certain personal information included in licensed drivers’ motor vehicle records from improper use or disclosure. Protected information includes the driver's name, address, phone number, Social Security Number, driver identification number, photograph, height, weight, gender, age, certain medical or disability information and, in some states, fingerprints, but does not include information on vehicular accidents, driving violations and driver’s status. The DPPA limits the use of this information sourced from State departments of motor vehicles to certain specified purposes, and does not apply if a driver has consented to the release of their data. The DPPA imposes criminal fines for non-compliance and grants individuals a private right of action, including actual and punitive damages and attorneys’ fees. The DPPA provides a federal baseline of protections for individuals, and is only partially preemptive, meaning that except in a few narrow circumstances, state legislatures may pass laws to supplement the protections made by the DPPA. Many States are more restrictive than the federal law.

•
Data security breach laws-Most states have adopted data security breach laws that require notice be given to affected consumers in the event of a breach of personal information, and in some cases the provision of additional benefits such as free credit monitoring to affected individuals. Some of these laws require additional data protection measures over and above the GLBA data safeguarding requirements. If data within our system is compromised by a breach, we may be subject to provisions of various state security breach laws.

•
Identity theft laws-In order to help reduce the incidence of identity theft, most states and the District of Columbia have passed laws that give consumers the right to place a security freeze on their credit reports to prevent others from opening new accounts or obtaining new credit in their name. Generally, these state laws require us to respond to requests for a freeze within a certain period of time, to send certain notices or confirmations to consumers in connection with a security freeze and to unfreeze files upon request within a specified time period.

•
The Federal Trade Commission Act (“FTC Act”)-The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices. We must comply with the FTC Act when we market our services, such as consumer credit monitoring services through our Consumer Interactive segment. The security measures we employ to safeguard the personal data of consumers could also be subject to the FTC Act, and failure to safeguard data adequately may subject us to regulatory scrutiny or enforcement action. There is no private right of action under the FTC Act.

•
The Credit Repair Organizations Act (“CROA”)-CROA regulates companies that claim to be able to assist consumers in improving their credit standing. There have been efforts to apply CROA to credit monitoring services offered by consumer reporting agencies and others. CROA allows for a private right of action and permits consumers to recover all money paid for alleged “credit repair” services in the event of violation. We, and others in our industry, have settled purported consumer class actions alleging violations of CROA without admitting or denying liability.

•
The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”)-HIPAA and HITECH require companies to implement reasonable safeguards to prevent intentional or unintentional misuse or wrongful disclosure of protected health information. In connection with receiving data from and providing services to healthcare providers, we may handle data subject to HIPAA and HITECH requirements. We obtain protected health information from healthcare providers and payers of healthcare claims that are subject to the privacy, security and transactional requirements imposed by HIPAA. We are frequently required to secure HIPAA-compliant “business associate” agreements with the providers and payers who supply data to us. As a business associate, we are obligated to limit our use and disclosure of health-related data to certain statutorily permitted purposes, HIPAA regulations, as outlined in our business associate agreements, and to preserve the confidentiality, integrity and availability of this data. HIPAA and HITECH also require, in certain circumstances, the reporting of breaches of protected health information to affected individuals and to the United States Department of Health and Human Services. A violation of any of the terms of a business associate agreement or noncompliance with HIPAA or HITECH data privacy or security requirements could result in administrative enforcement action and/or imposition of statutory penalties by the United States Department of Health and Human Services or a state Attorney General. HIPAA and HITECH requirements supplement but do not preempt state laws regulating the use and disclosure of health-related information; state law remedies, which can include a private right of action, remain available to individuals affected by an impermissible use or disclosure of health-related data.

We are also subject to federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, state unfair or deceptive practices act and various employment laws. We continuously monitor federal and state legislative and regulatory activities that involve credit reporting, data privacy and security to identify issues in order to remain in compliance with all applicable laws and regulations.
International Data and Privacy Protection
We are subject to data protection, privacy and consumer credit laws and regulations in the foreign countries where we conduct business. These laws and regulations include, but are not limited to, the following:

•
South Africa: National Credit Act of 2005 (the “NCA”)-The NCA and its implementing regulations govern credit bureaus and consumer credit information. The NCA sets standards for filing, retaining and reporting consumer credit information. The Act also defines consumers’ rights with respect to accessing their own information and addresses the process for disputing information in a credit file. The NCA is enforced by The National Credit Regulator who has authority to supervise and examine credit bureaus.

•
Canada: Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”)-The PIPEDA and substantially similar provincial laws govern how private sector organizations collect, use and disclose personal information in the course of commercial activities. The PIPEDA gives individuals the right to access and request correction of their personal information collected by such organizations. The PIPEDA requires compliance with the Canadian Standard Association Model Code for the Protection of Personal Information. Most Canadian provinces also have laws dealing with consumer reporting. These laws typically impose an obligation on credit reporting agencies to have reasonable processes in place to maintain the accuracy of the information, place limits on the disclosure of the information and give consumers the right to have access to, and challenge the accuracy of, the information.

•
India: Credit Information Companies Regulation Act of 2005 (“CICRA”)-The CICRA requires entities that collect and maintain personal credit information to ensure that it is complete, accurate and protected. Entities must adopt certain privacy principles in relation to collecting, processing, preserving, sharing and using credit information. In addition, India has privacy legislation that would allow individuals to sue for damages in the case of a data breach, if the entity negligently failed to implement “reasonable security practices and procedures” to protect personal data.

•
Hong Kong: Personal Data (Privacy) Ordinance (“PDPO”) and The Code of Practice on Consumer Credit Data (“COPCCD”)-The PDPO and the COPCCD regulate the operation of consumer credit reference agencies. They prescribe the methods and security controls under which credit providers and credit reference agencies may collect, access and manage credit data. In April 2011, the COPCCD was amended to permit credit providers to share limited positive mortgage payment data. In June 2012, the PDPO was amended to increase penalties and create criminal liabilities for repeat contravention of PDPO under which enforcement notices have been served.

We are also subject to various laws and regulations generally applicable to all businesses in the other countries where we operate.
ITEM 1.A. RISK FACTORS
You should carefully consider the following risks as well as the other information included in this report, including “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.
Our revenues are concentrated in the U.S. consumer credit and financial services industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenues may be adversely affected.
Our largest customers, and therefore our business and revenues, depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenues are concentrated among certain customers and in distinct geographic regions, particularly in the United States. Our product offerings are also concentrated by varying degrees across different industries, particularly the financial services and insurance industries in the United States where we derive approximately 66% of our U.S. Information Services ("USIS") segment revenues. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur, including as a result of concerns regarding the debt ceiling and the government spending debate in the United States. Such market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our businesses and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. For example, the banking and financial market downturn that began to affect our business in 2008 caused a greater focus on expense reduction by our customers and led to a decline in their account acquisition mailings, which resulted in reduced revenues from our marketing programs. In addition, financial institutions tightened lending standards and granted fewer mortgage loans, student loans, automobile loans and other consumer loans. As a result, we experienced a reduction in our credit report volumes. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

We are subject to significant competition in the markets in which we operate and we may face significant competition in the new markets that we plan to enter.
The market for our services is highly competitive, and we may not be able to compete successfully against our competitors, which could impair our ability to sell our services. We compete on the basis of differentiated solutions, datasets, analytics capabilities, ease of integration with our customers' technology, stability of services, customer relationships, innovation and price. Our regional and global competitors vary in size, financial and technical capability, and in the scope of the products and services they offer. Some of our competitors may be better positioned to develop, promote and sell their products. Larger competitors may benefit from greater cost efficiencies and may be able to win business simply based on pricing. We consistently face downward pressure on the pricing of our products, which could result in reduced prices for certain products, or a loss of market share. Our competitors may also be able to respond to opportunities before we do, by taking advantage of new technologies, changes in customer requirements or market trends.
Our Consumer Interactive segment experiences competition from emerging companies. For example, prior to 2008, Equifax and Experian were our top competitors for direct-to-consumer credit services, such as credit reports and identity theft protection services. In the past few years, there has been an influx of other companies offering similar services, some of whom leverage the free services mandated by law to be provided by nationwide credit reporting agencies. These developments have resulted in increased competition.
Many of our competitors have extensive customer relationships, including relationships with our current and potential customers. New competitors, or alliances among competitors, may emerge and gain significant market share. Existing or new competitors may develop products and services that are superior to ours or that achieve greater market acceptance. If we are unable to respond to changes in customer requirements as quickly and effectively as our competition, our ability to expand our business and sell our services may be adversely affected.
Our competitors may be able to sell services at lower prices than us, individually or as part of integrated suites of several related services. This ability may cause our customers to purchase from our competitors rather than from us. Price reductions by our competitors could also negatively impact our operating margins or harm our ability to obtain new long-term contracts or renewals of existing contracts on favorable terms. Additionally, some of our customers may develop products of their own that replace the products they currently purchase from us, which would result in lower revenue.
We also expect that there will be significant competition in the new markets that we plan to enter. We cannot assure you that we will be able to compete effectively against current and future competitors. If we fail to successfully compete, our business, financial condition and results of operations may be adversely affected.
Our relationships with key long-term customers may be materially diminished or terminated.
We have long-standing relationships with a number of our customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all or collect amounts owed to us from insolvent customers. Our customer agreements relating to our core credit reporting service offered through our USIS segment are terminable upon advance written notice (typically ranging from 30 days to six months) by either us or the customer, which provides our customers with the opportunity to renegotiate their contracts with us or to award more business to our competitors. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.
Data security and integrity are critically important to our business, and breaches of security, unauthorized access to or disclosure of confidential information, disruption, including distributed denial of service ("DDoS") attacks or the perception that confidential information is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.
We own and host a large amount of sensitive and confidential consumer information including financial information, personally identifiable information and protected health information. This data is often accessed through secure transmissions over public and private networks, including the internet. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot assure you that systems that access our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, DDoS attacks or other advanced persistent attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. We must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Several recent, highly publicized data security breaches and DDoS attacks have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure, loss or corruption of our data or inability of our customers to access our systems could disrupt our operations, subject us to substantial legal liability, result in a material loss of business and significantly harm our reputation.
As a nationwide consumer credit reporting company in the United States and a global provider of risk and information solutions, we collect, store and transmit files on over one billion consumers. These files may contain non-public personal information, public health information and other information, and we have implemented technical and physical security policies, procedures and systems we believe are reasonably designed to protect this information from unauthorized access. However, due to the sensitive nature of the information we collect, store and transmit, it is not unusual for efforts to occur (coordinated or otherwise) by unauthorized persons to attempt to obtain access to our systems or data, or to inhibit our ability to deliver products or services to a consumer or a business customer.
In the fourth quarter of 2014, we were subjected to a DDoS attack on the network connectivity that we use to service our consumer customers and deliver products in North America. A DDoS attack is an attempt to intentionally paralyze a computer network by flooding it with data sent simultaneously from many individual computers. The impact on our business was minimal and we did not experience any loss of data as a result of the attack. In March 2013, one or more individuals illegally accessed several celebrities' individual consumer files by obtaining considerable amounts of non-public personal information about those celebrities from other sources unaffiliated with TransUnion. With that information, the perpetrators were able to successfully impersonate these celebrities in online connections and fraudulently obtained their credit reports, principally from AnnualCreditReport.com, the website maintained by TransUnion and the other nationwide consumer credit reporting agencies through which consumers may obtain their free credit report once every twelve months from each of the nationwide consumer credit reporting companies. As a result of this incident, we added additional controls that strengthened our authentication parameters.
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, federal and state laws provide for over 40 disparate notification regimes, all of which we are subject to. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.
If we experience system failures, personnel disruptions or capacity constraints, or our customers do not modify their systems to accept new releases of our distribution programs, the delivery of our services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of revenues or customers.
Our ability to provide reliable service largely depends on our ability to maintain the efficient and uninterrupted operation of our computer network, systems and data centers, some of which have been outsourced to third-party providers. In addition, we generate a significant amount of our revenues through channels that are dependent on links to telecommunications providers. Our systems, personnel and operations could be exposed to damage or interruption from fire, natural disasters, power loss, war, terrorist acts, civil disobedience, telecommunication failures, computer viruses, DDoS attacks or human error. We may not have sufficient redundant operations to cover a loss or failure of our systems in a timely manner. Any significant interruption could severely harm our business and reputation and result in a loss of revenue and customers. Additionally, from time to time we send our customers new releases of our distribution programs, some of which contain security updates. Any failure by our customers to install these new releases could expose our customers to computer security risks.
We could lose our access to data sources which could prevent us from providing our services.
Our services and products depend extensively upon continued access to and receipt of data from external sources, including data received from customers, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.
Our businesses are subject to regulation under the Fair Credit Reporting Act (together with the regulations thereunder, the "FCRA"), the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Health Insurance Portability and Accountability Act, the Dodd-Frank Wall Street Reform (the "Dodd-Frank Act"), the Federal Trade Commission Act and Consumer Protection Act and various other international, federal, state and local laws and regulations. See “Business-Legal and Regulatory Matters” for a description of select regulatory regimes to which we are subject. These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information available in the marketplace, are complex, change frequently and have tended to become more stringent over time. We already incur significant expenses in our attempt to ensure compliance with these laws. Currently, public concern is high with regard to the operation of credit reporting agencies in the United States, as well as the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information, department of motor vehicle data and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the use of this type of personal information. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Additional legislative or regulatory efforts in the United States, or an action by Executive Order of the President of the United States, could further regulate credit reporting agencies and the collection, use, communication, access, accuracy, obsolescence, sharing, correction and security of this personal information. Similar initiatives are underway in various other countries in which we do business. In addition, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.
Public concern regarding identity theft also has led to more transparency for consumers as to what is in their credit reports. We provide credit reports and scores and monitoring services to consumers for a fee, and this income stream could be reduced or restricted by legislation that requires us to provide these services to consumers free of charge. For example, under U.S. federal law today, we are required to provide consumers with one credit report per year free of charge. Legislation has been introduced from time to time that would require us to provide credit scores to consumers without charge.
The following legal and regulatory developments also could have a material adverse effect on our business, financial condition or results of operations:

•
amendment, enactment or interpretation of laws and regulations that restrict the access and use of personal information and reduce the availability or effectiveness of our solutions or the supply of data available to customers;

•	changes in cultural and consumer attitudes in favor of further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;

•	failure of data suppliers or customers to comply with laws or regulations, where mutual compliance is required;

•	failure of our solutions to comply with current laws and regulations; and

•	failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.
Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information, or that require us to provide services to consumers or a segment of consumers without charge, could adversely affect our business, financial condition or results of operations. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual class-action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on our customers' adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. Certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business. See “Business-Legal and Regulatory Matters.”

The Consumer Financial Protection Bureau (the “CFPB”) has supervisory and examination authority over our business and may initiate enforcement actions with regard to our compliance with federal consumer financial laws.
The CFPB, which was established under the Dodd-Frank Act and commenced operations in July 2011, has broad authority over our business. This includes authority to issue regulations under federal consumer financial protection laws, such as under FCRA and other laws applicable to us and our financial customers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority.
In 2012, credit reporting companies like us became subject to a federal supervision program for the first time under the CFPB’s authority to supervise and examine certain nondepository institutions that are “larger participants” of the consumer credit reporting market. The CFPB conducts examinations and investigations, and may issue subpoenas and bring civil actions in federal court for violations of the federal consumer financial laws including FCRA. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for knowing violations. The CFPB has initiated periodic examinations of us and the consumer credit reporting industry, which could result in new regulations or enforcement actions or proceedings.
There continues to be uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, making them less attractive and restricting our ability to offer them.
Although we have committed resources to enhancing our compliance programs, actions by the CFPB or other regulators against us could result in reputational harm. Our compliance costs and legal and regulatory exposure could increase materially if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify through supervision or enforcement past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.
Regulatory oversight of our contractual relationships with certain of our customers may adversely affect our business.
In October 2013, the Office of the Comptroller of the Currency (the "OCC") issued updated guidance to national banks and federal savings associations on assessing and managing risks associated with third-party relationships, which include all business arrangements between a bank and another entity, by contract or otherwise. The guidance requires banks to exercise comprehensive oversight throughout each phase of a bank's business arrangement with third-party service providers, and instructs banks to adopt risk management processes commensurate with the level of risk and complexity of its third-party relationships. The OCC expects especially rigorous oversight of third-party relationships that involve certain "critical activities." In light of this guidance, our existing or potential financial services customers subject to OCC regulation may continue to revise their third-party risk management policies and processes and the terms on which they do business with us, which may adversely affect our relationship with such customers.
The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.
Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the CFPB and the United States Trade Commission ("FTC")) or state (e.g., state attorneys general) authorities or by consumers. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal credit reporting, medical privacy and financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our customers might face similar proceedings, actions or inquiries, which could affect their business and, in turn, our ability to do business with those customers. While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us.

For example, in a matter captioned White, et al, v. Experian Information Solutions, Inc., the plaintiffs sought class action status against Equifax, Experian and us in connection with the reporting of delinquent or charged-off consumer debt obligations on a consumer report after the consumer was discharged in a bankruptcy proceeding. Without admitting any wrongdoing, in 2009 we agreed to a settlement of this matter by paying money damages of $17.0 million per defendant and voluntarily changing certain of our operational practices. These changes require us to update certain delinquent records when we learn, through the collection of public records, that the consumer has received an order of discharge in a bankruptcy proceeding.
See Legal Proceedings for further information regarding other material pending litigation or investigations.
We are currently implementing a multi-year technology infrastructure transformation. If we do not successfully implement this transformation, we may not achieve anticipated cost savings.
We have made significant investments since 2012 to modernize our infrastructure. In the third quarter of 2013, we began a specific strategic initiative to transform our technology to the latest big data and analytics capabilities. We may not be able to implement our strategic initiative in accordance with our expectations, which may result in an adverse impact on our business and financial results. As an organization, we may not have the capacity or ability to successfully accomplish this initiative in the timeframe we desire, or at all. This initiative is complex, will require a continued commitment to investment that we may not be willing to provide and may cost more than we currently anticipate. In addition, our expectation for future income is based in part upon our assumptions regarding our ability to achieve this strategic initiative. If we fail to complete this strategic initiative, or if it takes longer to complete than we currently expect, we may not achieve the cost savings we currently anticipate.
Our ability to expand our operations in, and the portion of our revenue derived from, markets outside the United States is subject to economic, political and other inherent risks, which could adversely impact our growth rate and financial performance.
Over the last several years, we have derived a growing portion of our revenues from customers outside the United States, and it is our intent to continue to expand our international operations. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel internationally to expand our abilities to deliver differentiated services to our international customers. Expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. Moreover, the services we offer in developed and emerging markets must match our customers’ demand for those services. Due to price, limited purchasing power and differences in the development of consumer credit markets, there can be no assurance that our services will be accepted in any particular developed or emerging market, and we cannot be sure that our international expansion efforts will be successful. The results of our operations and our growth rate could be adversely affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash to the United States;

•	difficulties in managing and staffing international offices;

•	increased travel, infrastructure, legal and compliance costs of multiple international locations;

•	foreign laws and regulatory requirements;

•	terrorist activity, natural disasters and other catastrophic events;

•	restrictions on the import and export of technologies;

•	difficulties in enforcing contracts and collecting accounts receivable;

•	longer payment cycles;

•	failure to meet quality standards for outsourced work;

•	unfavorable tax rules;

•	political and economic conditions in foreign countries, particularly in emerging markets;

•	the presence and acceptance of varying level of business corruption in international markets;

•	varying business practices in foreign countries; and

•	reduced protection for intellectual property rights.
For example, in 2014 and 2013, the revenues from our International segment were negatively impacted by 6.9% and 7.6%, respectively, primarily as a result of the weakening South African rand and the Canadian dollar. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Twelve Months Ended December 31, 2014, 2013 and 2012-Revenue-International Segment.” As we continue to expand our business, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could adversely affect our business, financial condition and results of operations.

We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.
An important focus of our business is to identify business partners who can enhance our services and enable us to develop solutions that differentiate us from our competitors. We have entered into several alliance agreements or license agreements with respect to certain of our datasets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies among certain customer industries, or to grant licenses on terms that ultimately may prove to be unfavorable to us, either of which could adversely affect our business, financial condition or results of operations. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in maintaining or commercializing the alliance agreements’ services, such commercial failure could adversely affect our business.
In addition, a significant strategy for our international expansion is to establish operations through strategic alliances or joint ventures with local financial institutions and other partners. We cannot provide assurance that these arrangements will be successful or that our relationships with our partners will continue to be mutually beneficial. If these relationships cannot be established or maintained, it could negatively impact our business, financial condition and results of operations. Moreover, our ownership in and control of our foreign investments may be limited by local law.
We also selectively evaluate and consider acquisitions as a means of expanding our business and entering into new markets. We may not be able to acquire businesses we target due to a variety of factors such as competition from companies that are better positioned to make the acquisition. Our inability to make such strategic acquisitions could restrict our ability to expand our business and enter into new markets which would limit our ability to generate future revenue growth. Additionally, given some of our equity interests in various companies, we may be limited in our ability to require or influence such companies to make acquisitions or take other actions that we believe to be in our or their best interests. Our inability to take such actions could have a material impact on our revenues or earnings.
If we are unable to develop successful new services in a timely manner, or if the market does not adopt our new services, our ability to maintain or increase our revenue could be adversely affected.
In order to keep pace with customer demands for increasingly sophisticated service offerings, to sustain expansion into growth industries and to maintain our profitability, we must continue to innovate and introduce new services to the market. The process of developing new services is complex and uncertain. Our industry solutions require extensive experience and knowledge from within the relevant industry. We must commit significant resources to this effort before knowing whether the market will accept new service offerings. Additionally, our business strategy is dependent on our ability to expand into new markets and to bring new products to market. We may not successfully enter into new markets or execute on our new services because of challenges in planning or timing, technical hurdles, difficulty in predicting market demand, changes in regulation or a lack of appropriate resources. Additionally, even if we successfully develop new products, our existing customers might not accept these new products or new markets might not adopt our products due to operational constraints, high switching costs or general lack of market readiness. Failure to successfully introduce new services to the market could adversely affect our reputation, business, financial condition and results of operations.
If we fail to maintain and improve our systems, our data matching technology, and our interfaces with data sources and customers, demand for our services could be adversely affected.
In our markets, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data and deliver our services. Our future success will depend, in part, upon our ability to:

•	internally develop and implement new and competitive technologies;

•	use leading third-party technologies effectively;

•	respond to changing customer needs and regulatory requirements, including being able to bring our new products to the market quickly; and

•	transition customers and data sources successfully to new interfaces or other technologies.
We cannot provide assurance that we will successfully implement new technologies, cause customers or data furnishers to implement compatible technologies or adapt our technology to evolving customer, regulatory and competitive requirements. If we fail to respond, or fail to cause our customers or data furnishers to respond, to changes in technology, regulatory requirements or customer preferences, the demand for our services, the delivery of our services or our market reputation could be adversely affected. Additionally, our failure to implement important updates could affect our ability to successfully meet the timeline for us to generate cost savings resulting from our investments in improved technology. Failure to achieve any of these objectives would impede our ability to deliver strong financial results.
When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, we will face risks that may adversely affect our business.
We may acquire or make investments in businesses that offer complementary services and technologies. Acquisitions may not be completed on favorable terms and acquired assets, data or businesses may not be successfully integrated into our operations. Any acquisitions or investments will include risks commonly encountered in acquisitions of businesses, including:

•	failing to achieve the financial and strategic goals for the acquired business;

•	paying more than fair market value for an acquired company or assets;

•	failing to integrate the operations and personnel of the acquired businesses in an efficient and timely manner;

•	disrupting our ongoing businesses;

•	distracting management focus from our existing businesses;

•	acquiring unanticipated liabilities;

•	failing to retain key personnel;

•	incurring the expense of an impairment of assets due to the failure to realize expected benefits;

•	damaging relationships with employees, customers or strategic partners;

•	diluting the share value of existing stockholders; and

•	incurring additional debt or reducing available cash to service our existing debt.
Any divestitures will be accompanied by the risks commonly encountered in the sale of businesses, which may include:

•	disrupting our ongoing businesses;

•	reducing our revenues;

•	losing key personnel;

•	distracting management focus from our existing businesses;

•	indemnification claims for breaches of representations and warranties in sale agreements;

•	damaging relationships with employees and customers as a result of transferring a business to new owners; and

•	failure to close a transaction due to conditions such as financing or regulatory approvals not being satisfied.
These risks could harm our business, financial condition or results of operations, particularly if they occur in the context of a significant acquisition or divestiture. Acquisitions of businesses having a significant presence outside the United States will increase our exposure to the risks of conducting operations in international markets.
We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices. We also rely on trade secrets and other forms of unpatented intellectual property that may be difficult to protect.
Our success depends, in part, on our ability to protect and preserve the proprietary aspects of our technology and services. If we are unable to protect our intellectual property, including trade secrets and other unpatented intellectual property, our competitors could use our intellectual property to market and deliver similar services, decreasing the demand for our services. We rely on the patent, copyright, trademark, trade secret and other intellectual property laws of the United States and other countries, as well as contractual restrictions, such as nondisclosure agreements, to protect and control access to our proprietary intellectual property. These measures afford limited protection, however, and may be inadequate. We may be unable to prevent third parties from using our proprietary assets without our authorization or from breaching any contractual restrictions with us. Enforcing our rights could be costly, time-consuming, distracting and harmful to significant business relationships. Claims that a third party illegally obtained and is using trade secrets can be difficult to prove, and courts outside the United States may be less willing to protect trade secrets. Additionally, others may independently develop non-infringing technologies that are similar or superior to ours. Any significant failure or inability to adequately protect and control our proprietary assets may harm our business and reduce our ability to compete.
We may face claims for intellectual property infringement, which could subject us to monetary damages or limit us in using some of our technologies or providing certain services.
There has been substantial litigation in the United States regarding intellectual property rights in the information technology industry. We cannot be certain that we do not infringe on the intellectual property rights of third parties, including the intellectual property rights of third parties in other countries, which could result in a liability to us. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until eighteen months following submission of the patent application, and we may not be aware of currently filed patent applications that relate to our products or processes. If patents are later issued on these applications, we may be liable for infringement. In the event that claims are asserted against us, we may be required to obtain licenses from third parties (if available on acceptable terms or at all). Any such claims, regardless of merit, could be time consuming and expensive to litigate or settle, divert the attention of management and materially disrupt the conduct of our business, and we may not prevail. Intellectual property infringement claims against us could subject us to liability for damages and restrict us from providing services or require changes to certain products or services. Although our policy is to obtain licenses or other rights where necessary, we cannot provide assurance that we have obtained all required licenses or rights. If a successful claim of infringement is brought against us and we fail to develop non-infringing products or services, or to obtain licenses on a timely and cost-effective basis, our reputation, business, financial condition and results of operations could be adversely affected.
If our outside service providers and key vendors are not able to or do not fulfill their service obligations, our operations could be disrupted and our operating results could be harmed.
We depend on a number of service providers and key vendors such as telecommunication companies, software engineers, data processors, software and hardware vendors and providers of credit score algorithms, who are critical to our operations. These service providers and vendors are involved with our service offerings, communications and networking equipment, computer hardware and software and related support and maintenance. Although we have implemented service-level agreements and have established monitoring controls, our operations could be disrupted if we do not successfully manage relationships with our service providers, if they do not perform or are unable to perform agreed-upon service levels, or if they are unwilling to make their services available to us at reasonable prices. If our service providers and vendors do not perform their service obligations, it could adversely affect our reputation, business, financial condition and results of operations.
There may be further consolidation in our end-customer markets, which may adversely affect our revenues.
There has been, and we expect there will continue to be, merger, acquisition and consolidation activity in our customer markets. If our customers merge with, or are acquired by, other entities that are not our customers, or that use fewer of our services, our revenue may be adversely impacted. In addition, industry consolidation could affect the base of recurring transaction-based revenue if consolidated customers combine their operations under one contract, since most of our contracts provide for volume discounts. In addition, our existing customers might leave certain geographic markets, which would no longer require them to purchase certain products from us and, consequently, we would generate less revenue than we currently expect.
To the extent the availability of free or relatively inexpensive consumer information increases, the demand for some of our services may decrease.
Public and commercial sources of free or relatively inexpensive consumer information have become increasingly available and this trend is expected to continue. Public and commercial sources of free or relatively inexpensive consumer information, including free credit information from lead generation companies and from banks, may reduce demand for our services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at little or no cost from these public and commercial sources, our business, financial condition and results of operations may be adversely affected.
If we experience changes in tax laws or adverse outcomes resulting form examination of our tax returns, it could adversely affect our results of operations.
We are subject to federal, state and local income and other taxes in the United States and in foreign jurisdictions. From time to time, the United States federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. State and local tax authorities have strengthened their efforts to increase revenues through changes in tax law, including laws regarding nexus and apportionment for sales and income taxes.
Consequently, significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws. In addition, we are subject to the examination of our income tax returns and other tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting form such examinations to determine the adequacy of our provision for income taxes and reserves for other taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition and results of operations.

We are subject to losses from risks for which we do not insure.
For certain risks, we do not maintain insurance coverage because of cost and/or availability. Because we retain some portion of insurable risks, and in some cases retain our risk of loss completely, unforeseen or catastrophic losses in excess of insured limits could materially adversely affect our business, financial condition and results of operations.
We have a substantial amount of debt which could adversely affect our financial position and prevent us from fulfilling our obligations under the debt instruments.
As of December 31, 2014, the book value of our debt was approximately $2.9 billion consisting of $1.0 billion aggregate principal amount of senior PIK toggle notes and $1.9 billion of outstanding borrowings under Trans Union LLC’s senior secured credit facility. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including with respect to the notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	expose us to the risk of increased interest rates as certain of our borrowings, including Trans Union LLC’s senior secured credit facility, are at variable rates of interest;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared with our less-leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
In addition, the credit agreement governing Trans Union LLC’s senior secured credit facility and the indentures governing the TransUnion senior unsecured PIK toggle notes contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.
Despite our current level of indebtedness, we may still be able to incur additional indebtedness. This could exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures and credit agreements governing our debt will limit, but not prohibit, us or our subsidiaries from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional debt, the priority of that debt may impact the ability of existing debt holders to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us, subject to collateral arrangements. These restrictions will also not prevent us from incurring obligations that do not constitute indebtedness. In addition, the capacity under the Trans Union LLC senior secured credit facility may be increased by an additional $450.0 million plus an additional amount of indebtedness under the senior secured credit facility or separate facilities permitted by the senior secured credit facility so long as certain financial conditions are met, subject, in each case, to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. These additional amounts, as well as amounts outstanding under the existing senior secured credit facility, would be secured indebtedness and, therefore, effectively senior to our notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control as discussed above. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing Trans Union LLC’s senior secured credit facility and the indentures governing our senior PIK toggle notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the covenants of the credit agreement governing our senior secured credit facility, TransUnion Intermediate is restricted from making certain payments, including dividend payments to TransUnion.
Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.
If we cannot make our scheduled debt payments, we will be in default and all outstanding principal and interest on our debt may be declared due and payable, the lenders under Trans Union LLC’s senior secured credit facility could terminate their commitments to loan money, Trans Union LLC’s secured lenders (including the lenders under Trans Union LLC’s senior secured credit facility) could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
We may not be able to attract and retain the skilled employees that we need to support our business.
Our success depends on our ability to attract and retain experienced management, sales, research and development, analytics, marketing and technical support personnel. If any of our key personnel were unable or unwilling to continue in their present positions, it may be difficult to replace them and our business could be seriously harmed. If we are unable to find qualified successors to fill key positions as needed, our business could be seriously harmed. The complexity of our services requires trained customer service and technical support personnel. We may not be able to hire and retain such qualified personnel at compensation levels consistent with our compensation structure. Some of our competitors may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expense replacing employees and our ability to provide quality services could diminish, resulting in a material adverse effect on our business. See “Directors, Executive Officers and Corporate Governance” for additional information.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Properties
Our corporate headquarters and main data center are located in Chicago, Illinois, in an office building that we own. We also own a data center building in Hamilton, Ontario, Canada. As of December 31, 2014, we lease space in approximately 80 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion.
ITEM 3. LEGAL PROCEEDINGS

General

In addition to the matters described below, we are routinely named as defendants in, or parties to, various legal actions and proceedings relating to our current or past business operations. These actions generally assert claims for violations of federal or state credit reporting, consumer protection or privacy laws, or common law claims related to privacy, libel, slander or the unfair treatment of consumers, and may include claims for substantial or indeterminate compensatory or punitive damages, or injunctive relief, and may seek business practice changes. We believe that most of these claims are either without merit or we have valid defenses to the claims, and we vigorously defend these matters or seek non-monetary or small monetary settlements, if possible. However, due to the uncertainties inherent in litigation, we cannot predict the outcome of each claim in each instance.
In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we routinely receive requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our activities. See “Legal and Regulatory Matters.”
In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.
On a regular basis, we accrue reserves for litigation and regulatory matters based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 19, “Contingencies,” for additional information about these reserves. However, for certain of the matters described below, we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. However, for these matters we do not believe based on currently available information that the outcomes will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period.
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims (threatened or pending) against us in the course of litigation and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us in the course of pending litigation that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
Bankruptcy Tradeline Litigation
In a matter captioned White, et al, v. Experian Information Solutions, Inc. (No. 05-cv-01070-DOC/MLG, filed in 2005 in the United States District Court for the Central District of California), plaintiffs sought class action status against Equifax, Experian and us in connection with the reporting of delinquent or charged-off consumer debt obligations on a consumer report after the consumer was discharged in a bankruptcy proceeding. The claims allege that each national consumer reporting company did not automatically update a consumer’s file after their discharge from bankruptcy and such non-action was a failure to employ reasonable procedures to assure maximum file accuracy, a requirement of the FCRA.
Without admitting any wrongdoing, we have agreed to a settlement of this matter. On August 19, 2008, the Court approved an agreement whereby we and the other industry defendants voluntarily changed certain operational practices. These changes require us to update certain delinquent records when we learn, through the collection of public records, that the consumer has received an order of discharge in a bankruptcy proceeding. These business practice changes did not have a material adverse impact on our operations or those of our customers.
In 2009, we also agreed, with the other two defendants, to settle the monetary claims associated with this matter for $17.0 million each ($51.0 million in total), which amount will be distributed from a settlement fund to pay the class counsel’s attorney fees, all administration and notice costs of the fund to the purported class, and a variable damage amount to consumers within the class based on the level of harm the consumer is able to confirm. Our share of this settlement was fully covered by insurance. Final approval of this monetary settlement by the Court occurred in July 2011. Certain objecting plaintiffs appealed the Court’s final approval of the monetary settlement and, in April 2013, the United States Court of Appeals for the Ninth Circuit reversed the final approval order and remanded the matter to the District Court. The rationale provided by the United States Court of Appeals was not that the proposed settlement was unfair or defective, but that named class counsel and certain named plaintiffs did not adequately represent the interests of the class because of certain identified conflicts. Objecting counsel to the settlement has sought to become new class counsel and the District Court has denied this request. Objecting counsel is currently seeking an interlocutory appeal of this ruling to the United States Court of Appeals for the Ninth Circuit.
If the monetary settlement is not ultimately upheld, we expect to vigorously litigate this matter and to assert what we believe are valid defenses to the claims made by the plaintiffs. Regardless of what occurs next, we believe we have not violated any law, have valid defenses and are willing to aggressively litigate this matter. We do not believe any final resolution of this matter will have a material adverse effect on our financial condition.

OFAC Alert Service
As a result of a decision by the United States Third Circuit Court of Appeals in 2010 (Cortez v. Trans Union LLC), we modified one of our add-on services we offer to our business customers that was designed to alert our customer that the consumer, who was seeking to establish a business relationship with the customer, may potentially be on the Office of Foreign Assets Control, Specifically Designated National and Blocked Persons alert list (the “OFAC Alert”). The OFAC Alert service is meant to assist our customers with their compliance obligations in connection with the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.
In Ramirez v. Trans Union LLC, (No. 3:12-cv-00632-JSC, United States District Court for the Northern District of California) that was filed in 2012, the plaintiff has alleged that: the OFAC Alert service does not comply with the Cortez ruling; we have willfully violated the FCRA and the corresponding California state-FCRA based on the Cortez ruling by continuing to offer the OFAC Alert service; and there are one or more classes of individuals who should be entitled to statutory damages (i.e., $100 to $5,000 per person) based on the allegedly willful violations. In addition to the Ramirez action, the same lawyers representing Ramirez (who also represented the plaintiff in Cortez) filed two additional alleged class actions in 2012 (Miller v. Trans Union, LLC, No. 12-1715-WJN, United States District Court for the Middle District of Pennsylvania; and Larson v. Trans Union, LLC, No. 12-5726-JSC, United States District Court for the Northern District of California) and one in 2014 (Amit Patel, et al. v. TransUnion LLC, TransUnion Rental Screening Solutions, Inc. and TransUnion Background Data Solutions, No. 14-cv-0522-LB, United States District Court for the Northern District of California) claiming that our process for disclosing OFAC information to consumers, or how we match OFAC information to a consumer's name or other identifying information, violates the FCRA and, in some instances, the corresponding California state-FCRA. In addition to the OFAC allegations, the plaintiff in the Patel action seeks to collapse all TransUnion FCRA regulated entities into a single entity. In July 2014, the Court in Ramirez certified a class of approximately 8,000 individuals solely for purposes of statutory damages if TransUnion is ultimately found to have willfully violated the FCRA, and a sub-class of California residents solely for purposes of injunctive relief under the California Consumer Credit Reporting Agencies Act. While the Court noted that the plaintiff is not seeking any actual monetary damage, the class certification order was predicated on a disputed question of Ninth Circuit law (currently there is a conflict between the federal circuits) that is awaiting action by the United States Supreme Court. Class action certification proceedings are progressing with respect to the Miller and Larson actions. We intend to vigorously defend these matters as we believe we have acted in a lawful manner.
AG Investigations
In 2012, the Columbus Dispatch, a daily newspaper in Columbus, Ohio, published a series of four articles allegedly exposing improper or questionable practices by the three nationwide credit reporting agencies (the “NCRAs”), including us. As a result of these articles, the Attorney General of the State of Ohio initiated a multi-state Attorneys General investigation into certain practices of the nationwide consumer reporting agencies, which was commenced in late 2012. In connection with this effort, the Attorneys General for the State of New York and the State of Mississippi commenced separate investigations into the same matters being reviewed by the multi-state attorney general investigation. TransUnion and the other nationwide consumer reporting agencies have been engaged in active discussions with the multi-state group and with the New York Attorney General with respect to industry-wide initiatives addressing the concerns of the various Attorneys General. Based on discussions to date, we have estimated the potential impact on TransUnion associated with a proposed resolution of the multi-state and New York matters and accrued for this estimated potential impact in our year-end financial statements.
On March 9, 2015, the NCRAs, announced a National Consumer Assistance Plan that will enhance the NCRAs’ ability to collect complete and accurate consumer information and will provide consumers more transparency and a better experience interacting with credit bureaus about their credit reports. The plan was announced after cooperative discussions and an agreement with New York Attorney General Eric Schneiderman, and focuses on enhancements in two primary areas: consumer interaction with the NCRAs and data accuracy and quality. The National Consumer Assistance Plan will be implemented in phases over the next three years and 90 days.
As the multi-state matter progresses and more information becomes available, we will continue to evaluate the potential impact on TransUnion, which may result in a change to our current estimate. We do not currently believe that any such change would have a material adverse effect on our financial condition. We continue to cooperate with the Mississippi Attorney General investigation but are not currently engaged in active discussions regarding a resolution. With respect to all of the investigations, we do not believe we have violated any law and intend to vigorously defend any private claim that may result from any of these investigations.

Guatemala Amparo
A constitutional action (Amparo 01161-2013-00084-OF. 3o. Juzgado Decimo Primero de Primera Instancia del Ramo Civil del Departamento de Guatemala, Constituido en Tribunal de Amparo) was filed in Guatemala on February 1, 2013, against Trans Union Guatemala, S.A. and five other unrelated consumer data information companies by a Guatemalan government official (in his official capacity) alleging that TransUnion and the other entities are violating the fundamental rights of privacy, freedom of action, and right to work of Guatemalan citizens because they may collect and use personal information without obtaining the consent of the individual to which that information pertains. In July 2014, the amparo was granted with respect to the segment of our consumer database, if any, for which we have not obtained adequate consent from the individual consumer. We appealed that decision and, in February 2015, the Constitutional Court of Guatemala denied the appeal. We do not currently believe that compliance with the terms of the amparo will have a material adverse effect on our financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
TransUnion common stock is privately held, and there is no established public trading market for our common stock.
Holders of Record
As of February 28, 2015, 110,968,015 shares of TransUnion common stock were issued and outstanding and were owned by 102 stockholders of record. In addition, as of December 31, 2014, there were outstanding options to purchase 7,684,447 shares of TransUnion common stock.
Dividends
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and to service our debt and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. Additionally the ability of TransUnion to pay dividends is limited by restrictions on the ability of our operating subsidiaries to make distributions, including restrictions under the terms of the agreements governing our debt. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” of our consolidated audited financial statements appearing elsewhere in this report for further information.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 15, “Stock-Based Compensation,” of our consolidated audited financial statements and Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
During the three months ended December 31, 2014, TransUnion sold a total of 432,345 shares of its common stock at $17.40 per share to certain current employees under a one-time management stock purchase plan, 30,253 shares of its common stock at $6.65 per share to certain current and former employees exercising stock options, and granted options to purchase 156,000 shares of its common stock at an exercise price of $17.40 per share to certain employees under the Company's 2012 Management Equity Plan.
The sales of shares were made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The grants of options were made in reliance on the exemption from registration in Rule 701 under the Securities Act.
There were no underwriters employed in connection with any of the transactions set forth above.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	$—
November 1 to November 30	—	—	—	$—
December 1 to December 31	—	—	—	$—
Total	—	—	—	$—
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data for the periods ended and as of the dates indicated below.

We have derived the selected historical consolidated financial data as of December 31, 2014 and December 31, 2013, for each of the twelve months ended December 31, 2014 and December 31, 2013, the period from the date of our inception, February 15, 2012, through December 31, 2012 and the four months ended April 30, 2012 from our audited consolidated financial statements included elsewhere in this report. We have derived the selected historical consolidated financial data as of December 31, 2012 from our audited historical consolidated financial statements, which are not included in this report. We have derived the selected historical consolidated financial data as of December 31, 2011 and December 31, 2010, and for each of the twelve months ended December 31, 2011 and December 31, 2010 from our Predecessor’s audited historical consolidated financial statements, which are not included in this report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the following financial data together with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes appearing elsewhere in this report, and our audited consolidated financial statements and related notes included in our annual reports on Form 10-K for the year ended December 31, 2013 and 2012 previously filed with the SEC.

	TransUnion			TransUnion Intermediate Predecessor
(dollars in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From Inception Through December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Income Statement Data:
Revenue	$1,304.7	$1,183.2	$767.0	$373.0	$1,024.0	$956.5
Operating expense:
Cost of services	499.1	472.4	298.2	172.0	421.5	395.8
Selling, general and administrative	436.0	354.8	212.6	172.0	264.5	263.0
Depreciation and amortization	241.2	186.8	115.0	29.2	85.3	81.6
Total operating expense(1)	1,176.3	1,014.0	625.8	373.2	771.3	740.4
Operating income (loss)	128.4	169.2	141.2	(0.2)	252.7	216.1
Non-operating income and expense(2)	(130.2)	(195.1)	(138.5)	(63.7)	(185.6)	(133.1)
Income (loss) from continuing operations before income taxes	(1.8)	(25.9)	2.7	(63.9)	67.1	83.0
(Provision) benefit for income taxes	(2.6)	(2.3)	(6.6)	11.5	(17.8)	(46.3)
Income (loss) from continuing operations	(4.4)	(28.2)	(3.9)	(52.4)	49.3	36.7
Discontinued operations, net of tax	—	—	—	—	(0.5)	8.2
Net income (loss)	(4.4)	(28.2)	(3.9)	(52.4)	48.8	44.9
Less: net income attributable to noncontrolling interests	(8.1)	(6.9)	(4.9)	(2.5)	(8.0)	(8.3)
Net income (loss) attributable to the Company	$(12.5)	$(35.1)	$(8.8)	$(54.9)	$40.8	$36.6

	TransUnion			TransUnion Intermediate Predecessor
(dollars in millions)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Balance sheet data:
Total assets(3)	$4,665.8	$4,492.3	$4,378.8	$1,005.8	$954.2
Total debt(3)	$2,939.9	$2,866.9	$2,680.9	$1,601.2	$1,606.0
Total stockholders’ equity(3)	$747.7	$714.5	$796.1	$(824.4)	$(862.0)

(1)
For the twelve months ended December 31, 2014, total operating expenses included $10.2 million of accelerated fees for a data matching service contract that we have terminated and in-sourced as part of the Transformation to our new technology infrastructure, $8.1 million of certain legal and regulatory costs, $1.5 million of expense on contingent consideration for an acquisition and a $0.8 million reversal of operating tax expense for prior years' activity.

For the twelve months ended December 31, 2013, total operating expenses included a $3.8 million fourth quarter legal accrual, a $2.4 million loss on the disposal of a small operating company, a $1.1 million gain on the disposal of a healthcare product line and a $2.9 million adjustment for a transaction tax related to prior years.
For the four months ended April 30, 2012, TransUnion Intermediate Predecessor total operating expenses included $90.3 million of accelerated stock-based compensation and related expenses resulting from the 2012 Change in Control Transaction. See Part II, Item 8, “Financial Statements and Supplementary Information - Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction.
For the twelve months ended December 31, 2011, total operating expenses included a $3.6 million outsourcing vendor contract early termination fee and a $2.7 million software impairment and related restructuring charge due to a regulatory change requiring a software platform replacement.
For the twelve months ended December 31, 2010, total operating expenses included $21.4 million of accelerated stock-based compensation and related expenses resulting from the 2010 change in control transaction and a gain of $3.9 million on the trade in of mainframe computers. See our annual report on Form 10-K for the year ended December 31, 2011, for further information about our 2010 change in control transaction.

(2)
For the twelve months ended December 31, 2014, non-operating income and expense included $190.0 million of interest expense, a net gain of $45.8 million resulting from the early redemption of our 11.375% notes, a gain of $22.2 million resulting from remeasuring our previously held equity interests in CIBIL and L2C, $12.7 million of refinancing fees and other net costs expensed as a result of refinancing our senior secured credit facility, an impairment charge of $4.1 million related to a cost-method investment that has sold its assets and liquidated, $2.9 million of acquisition expenses and a loss of $0.6 million on the swap that no longer qualifies for hedge accounting.

For the twelve months ended December 31, 2013, non-operating income and expense included $197.6 million of interest expense and $10.5 million of acquisition expenses. From inception through December 31, 2012, TransUnion's non-operating income and expense included $125.0 million of interest expense and $15.2 million of acquisition expenses related to the 2012 Change in Control Transaction. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” for additional information about the impact of the 2012 Change in Control Transaction.
For the eight months ended December 31, 2012, non-operating income and expense included $72.8 million of interest expense and $2.4 million of acquisition expenses.
For the four months ended April 30, 2012, TransUnion Intermediate Predecessor non-operating income and expense included $40.5 million of interest expense and $24.5 million of acquisition expenses, primarily related to the 2012 Change in Control Transaction and the abandoned initial public offering process.
For the twelve months ended December 31, 2011, non-operating income and expense included $126.4 million of interest expense and, as a result of refinancing our senior secured credit facility in February 2011, a $9.5 million prepayment premium and $49.8 million write-off of unamortized loan costs incurred in connection with financing the 2010 change in control transaction in June 2010.
For the twelve months ended December 31, 2010, non-operating income and expense included $90.1 million of interest expense, $28.7 million of acquisition fees and $20.5 million of loan fees, primarily related to our 2010 change in control transaction.

(3)
The increase in total assets, total debt and stockholders’ equity at December 31, 2012 reflects the impact of the 2012 Change in Control Transaction, including fair value adjustments to assets and liabilities and the additional debt incurred to partially fund the transaction, as well as additional debt incurred to fund a dividend to our shareholders in November 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TransUnion (formerly known as TransUnion Holding Company, Inc.,) was formed on February 15, 2012, as a vehicle to acquire TransUnion Intermediate Holdings, Inc. (formerly known as TransUnion Corp.) ("TransUnion Intermediate") on April 30, 2012 (the "2012 Change in Control Transaction"). The historical financial statements and information are presented on a Successor and Predecessor basis. The historical financial information for TransUnion Intermediate reflects the consolidated results of TransUnion Intermediate and its subsidiaries prior to the 2012 Change in Control Transaction (the “Predecessor”). The historical financial information for TransUnion reflects the stand-alone results of its operations from its date of inception and the consolidated results of TransUnion Intermediate and its subsidiaries after April 30, 2012 (the “Successor”). We present the results of operations for 2012 of the Successor and Predecessor on a combined basis to facilitate comparisons with 2013 and 2014.
The following discussion and analysis of TransUnion's financial condition and results of operations is provided as a supplement to, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 6, “Selected Financial Data,” and Part II, Item 8, “Financial Statements and Supplementary Information,” including TransUnion’s audited consolidated financial statements and the accompanying notes. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”
References in this discussion and analysis to the “Company,” “we,” “us,” and “our” refer to TransUnion and its direct and indirect subsidiaries, including TransUnion Intermediate, or to TransUnion Intermediate and its subsidiaries for periods prior to the formation of TransUnion.
Overview
We are a leading global risk and information solutions provider. Our mission is to help people worldwide access opportunities that lead to a higher quality of life. We accomplish this by helping businesses optimize their risk-based decisions and by enabling consumers to better understand and manage their personal information. Businesses embed our solutions into their process workflows to manage risk and to drive better business outcomes. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We have deep domain expertise across a number of attractive industry verticals, including financial services, insurance and healthcare, as well as a global presence in over 30 countries across North America, Africa, Latin America and Asia.
We obtain financial, credit, alternative credit, identity, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information from an average of 90,000 data sources, including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our deep analytics expertise, which includes our people as well as tools such as predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enables businesses and consumers to gain better insights into their risk and financial data. Our decisioning capabilities, which are generally delivered on a software-as-a-service platform, allows businesses to interpret data and apply their specific qualifying criteria to make decisions and take action with respect to their customers. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud. Similarly, our capabilities allow consumers to see how their credit profiles have changed over time, understand the impact of financial decisions on their credit score and manage their personal information as well as to take precautions against identity theft.
Segments
We manage our business and report our financial results in three operating segments: USIS, International and Consumer Interactive.

•
USIS provides consumer reports, risk scores, analytical services and decisioning services to businesses. These businesses use our services to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery platforms in our USIS segment allow us to serve a broad set of customers and business issues. We offer our services to customers in financial services, insurance, healthcare and other industries.

•
The International segment provides services similar to our USIS segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and decisioning services and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.

•
Consumer Interactive offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution and financial management. Our products are provided through user friendly online and mobile interfaces and supported by educational content and customer support. Our Consumer Interactive segment serves over 35 million consumers through both direct and indirect channels.

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. For the past three years, in the United States and other markets, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans and an increase in demand for our marketing services. These factors helped drive improved financial results in all of our segments in 2014 and 2013. The economic and market improvements were tempered by continuing concern about economic conditions that has limited consumer spending and has put pressure on growth in our businesses. In addition, the continued strengthening of the U.S. dollar has diminished the operating results reported by our International operations during 2014 and 2013.
Our revenues are also significantly influenced by industry trends, including the demand for information services in financial services, insurance, healthcare and other industries we serve. Companies are increasingly relying on business analytics and big data technologies to help process this data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate and analyze data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their information providers as well as solutions that fully integrate into their workflows. As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by under-served and under-banked customers. Demand for consumer solutions is rising with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and more readily available free credit information. The increasing number and complexity of regulations, including new capital requirements and the Dodd-Frank Act, make operations for businesses more challenging.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition.
2012 Change in Control Transaction
TransUnion was formed on February 15, 2012, as a vehicle to acquire TransUnion Intermediate on April 30, 2012. In connection with the 2012 Change in Control Transaction, the Company recognized significant stock-based compensation expense in 2012 due to the accelerated vesting of outstanding options and a significant increase in depreciation and amortization expense as a result of the step-up in basis to fair value of the assets and liabilities of the Company following the 2012 Change in Control Transaction. See the notes to our consolidated financial statements included in this report and the operating expense discussion below for additional information.

Recent Developments
During the fourth quarter of 2014, the Company borrowed $50.0 million against the senior secured revolving line of credit to partially fund acquisitions as discussed under “-Recent Acquisitions and Partnerships” below.
On April 9, 2014, the Company refinanced and amended its senior secured credit facility. The refinancing resulted in an increase of the outstanding term loan from $1,120.5 million to $1,900.0 million. The excess proceeds were used to redeem entire $645.0 million outstanding balance of the 11.375% Senior Notes (the “11.375% Senior Notes”) issued by TransUnion Financing Corp and Trans Union LLC including unpaid accrued interest, a prepayment premium and transaction fees. We refer to these transactions collectively as the 2014 Refinancing Transaction. The redemption of the 11.375% Senior Notes resulted in a net gain of $45.8 million recorded in the second quarter of 2014 in other income and expense in the consolidated statements of income, consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $43.6 million. The refinancing of the senior secured credit facility resulted in $12.7 million of refinancing fees and other net costs, expensed and recorded in other income and expense in the second quarter of 2014 in the consolidated statements of income. We also incurred $5.0 million of new deferred financing fees that were recorded in other current assets and other assets in the consolidated balance sheets. See our consolidated financial statements and the related notes included in this report and “Liquidity and Capital Resources” below for additional information.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint and to enter new markets. During the past three years we completed the following acquisitions:

•
On November 12, 2014, we acquired an 87.5% ownership interest in Drivers History Information Sales, LLC ("DHI"). DHI collects traffic violation and criminal court data. The results of operations of DHI, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of acquisition.

•
On October 17, 2014, we increased our equity interest in L2C, Inc. ("2C") from 11.6% to 100%. L2C provides predictive analytics generally focused on the unbanked market using alternative data. The results of operations of L2C, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date we obtained control.

•
In 2014, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”) from 27.5% to 55.0%. This additional purchase gave us control and resulted in our consolidation of CIBIL. CIBIL's results of operations, which are not material, are included as part of our International segment in our consolidated statements of income since May 21, 2014, the date we obtained control.

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

•
On September 4, 2013, we acquired a 100% ownership interest in e-Scan Data Systems, Inc. ("eScan"). eScan provides data solutions for hospitals and healthcare providers to efficiently capture uncompensated care costs in their revenue management cycle programs. The results of operations of eScan, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On March 1, 2013, we acquired an 80% ownership interest in Data Solutions Serviços de Informática Ltda. (“ZipCode”). ZipCode provides data enrichment and registry information solutions for companies in Brazil’s information management, financial services, marketing and telecommunications industries. The results of operations of ZipCode, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

•
On May 29, 2012, we acquired an 85% ownership interest in Credit Reference Bureau (Holdings) Limited (“CRB”). During the third quarter of 2013, we acquired the remaining 15% ownership interest. CRB operates collections and credit bureau businesses and has locations in eight African countries, giving us a strategic presence in seven new African countries. The results of operations of CRB, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of acquisition.

Key Components of Our Results of Operations
Revenue
We derive our USIS segment revenue from three operating platforms: Online Data Services, Marketing Services and Decision Services. Online Data Services encompass services delivered in real-time using both credit and public record datasets. We also provide online reports that link public record datasets for qualified businesses seeking to locate consumers, specific assets or investigate relationships among consumers, businesses and locations. Collectively, the reports, characteristics and scores, with variations tailored for specific industries, form the basis of Online Data Services. We also provide online services to help businesses manage fraud and authenticate a consumer’s identity when they initiate a new business relationship. Additionally, we provide data to businesses to help them satisfy “know your customer” compliance requirements and to confirm an individual’s identity. Marketing Services help our customers develop marketing lists of prospects via direct mail, web and mobile. Our databases are used by our customers to contact individuals to extend firm offers of credit or insurance. We provide portfolio review services, which are periodic reviews of our customers’ existing accounts, to help our customers develop cross-selling offers to their existing customers and monitor and manage risk in their existing consumer portfolios. We also provide trigger services which are daily notifications of changes to a consumer profile. Decision Services, our software-as-a-service offerings, includes a number of platforms that help businesses interpret data and predictive model results and apply their customer-specific criteria to facilitate real-time automated decisions at the time of customer interaction. Our customers use Decision Services to evaluate business risks and opportunities, including those associated with new consumer credit and checking accounts, insurance applications, account collection, patient registrations and apartment rental requests.
We report our International segment revenue in two categories: developed markets and emerging markets. Our developed markets are Canada and Hong Kong. Our emerging markets include Africa, Latin America, Asia Pacific and India. In 2014, we reclassified Puerto Rico to emerging markets to align it with the rest of the Latin America region. Prior years’ revenue has been reclassified accordingly.
Consumer Interactive offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution and financial management. Our products are provided through user friendly online and mobile interfaces and supported by educational content and customer support.
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
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments, expenses related to successful and unsuccessful business acquisitions, loan fees, debt refinancing expenses, certain acquisition-related gains and losses and other non-operating income and expenses.
Results of Operations—Twelve Months Ended December 31, 2014, 2013 and 2012
As a result of the 2012 Change in Control Transaction, the historical financial statements and information are presented on a Successor and Predecessor basis. The historical financial information for TransUnion Intermediate reflects the consolidated results of TransUnion Intermediate and its subsidiaries prior to the 2012 Change in Control Transaction (the “Predecessor”). The historical financial information for TransUnion reflects the stand-alone results of its operations from its date of inception and the consolidated results of TransUnion Intermediate and its subsidiaries after April 30, 2012 (the “Successor”).
The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance prescribes that the basis of the assets acquired and liabilities assumed be recorded at fair value to reflect the purchase price. Periods after the 2012 Change in Control Transaction are not comparable to prior periods due primarily to the additional amortization of intangibles resulting from the fair value adjustments of the assets acquired and liabilities assumed and interest expense resulting from the additional debt incurred to finance the transaction. In addition, the Predecessor incurred significant stock-based compensation expense and acquisition costs related to the 2012 Change in Control Transaction.
To facilitate comparability of 2013 to 2012, we present below the combination of TransUnion consolidated results from the date of inception, February 15, 2012, through December 31, 2012, TransUnion Intermediate consolidated results for the four months ended April 30, 2012, and certain pro forma adjustments that give effect to the 2012 Change in Control Transaction as if it occurred on January 1, 2012 (pro forma results for the year ended December 31, 2012), and compare those pro forma results with the consolidated TransUnion 2013 results. We present the 2012 information in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis to 2013. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for 2013 compared with 2012, than a presentation of historical 2013 results for TransUnion compared with historical 2012 results of TransUnion from the date of inception through December 31, 2012, and a separate comparison of historical 2013 results for TransUnion compared with historical 2012 results of TransUnion Intermediate for the four months ended April 30, 2012, would provide. The following table sets forth our historical results of operations for the periods indicated below:

(dollars in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Successor Date of Inception Through December 31, 2012	Intermediate Predecessor Four Months Ended April 30, 2012	2012 Pro Forma Adjustments	Pro Forma Twelve Months Ended December 31, 2012	Change
							2014 vs. 2013		2013 vs. Pro Forma 2012
							$	%	$	%
Revenue	$1,304.7	$1,183.2	$767.0	$373.0	$—	$1,140.0	$121.5	10.3%	$43.2	3.8%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	499.1	472.4	298.2	172.0	—	470.2	26.7	5.7%	2.2	0.5%
Selling, general and administrative	436.0	354.8	212.6	172.0	—	384.6	81.2	22.9%	(29.8)	(7.7)%
Depreciation and amortization(1)	241.2	186.8	115.0	29.2	43.5	187.7	54.4	29.1%	(0.9)	(0.5)%
Total operating expenses	1,176.3	1,014.0	625.8	373.2	43.5	1,042.5	162.3	16.0%	(28.5)	(2.7)%
Operating income (loss)	128.4	169.2	141.2	(0.2)	(43.5)	97.5	(40.8)	(24.1)%	71.7	73.5%
Non-operating income and expense
Interest expense(1)	(190.0)	(197.6)	(125.0)	(40.5)	(13.0)	(178.5)	7.6	3.8%	(19.1)	(10.7)%
Interest income	3.3	1.7	0.8	0.6	—	1.4	1.6	94.1%	0.3	21.4%
Earnings from equity method investments	12.5	13.7	8.0	4.1	—	12.1	(1.2)	(8.8)%	1.6	13.2%
Other income and (expense), net	44.0	(12.9)	(22.3)	(27.9)	—	(50.2)	56.9	nm	37.3	74.3%
Total non-operating income and expense	(130.2)	(195.1)	(138.5)	(63.7)	(13.0)	(215.2)	64.9	33.3%	20.1	9.3%
Income (loss) from operations before income taxes	(1.8)	(25.9)	2.7	(63.9)	(56.5)	(117.7)	24.1	—%	91.8	78.0%
(Provision) benefit for income taxes(1)(2)	(2.6)	(2.3)	(6.6)	11.5	21.5	26.4	(0.3)	(13.0)%	(28.7)	(108.7)%
Net income (loss)	(4.4)	(28.2)	(3.9)	(52.4)	(35.0)	(91.3)	23.8	84.4%	63.1	69.1%
Less: net income attributable to noncontrolling interests	(8.1)	(6.9)	(4.9)	(2.5)	—	(7.4)	(1.2)	(17.4)%	0.5	6.8%
Net income (loss) attributable to the Company	$(12.5)	$(35.1)	$(8.8)	$(54.9)	$(35.0)	$(98.7)	$22.6	64.4%	$63.6	64.4%
nm: not meaningful

(1) The depreciation and amortization, interest expense and income tax expense pro forma adjustments above give effect to the 2012 Change in Control Transaction as if it had occurred on January 1, 2012.
(2) Estimated tax impact of pro forma adjustments at 38%.
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. In order to more closely align the definition of Adjusted EBITDA to the definition we use as a supplemental measure of our operating performance as well as the compensation measure under our incentive plan, we have included additional adjustments to our previously defined Adjusted EBITDA. Such additional adjustments consist of expenses for mergers and acquisitions integration, business optimization, our technology transformation project, operating expense tax matters, consulting study fees related to our strategic initiatives and other expenses. All periods have been presented in the table below under our new definition of Adjusted EBITDA. For the twelve months ended December 31, 2014, 2013 and 2012, these key indicators were as follows:

				Change
	Twelve months ended December 31,			2014 vs. 2013		2013 vs. Pro Forma 2012
(dollars in millions)	2014	2013	Pro Forma 2012	$	%	$	%
Revenue	$1,304.7	$1,183.2	$1,140.0	$121.5	10.3%	$43.2	3.8%
Reconciliation of net income (loss) attributable to the Company to Adjusted EBITDA(1):
Net income (loss) attributable to the Company	$(12.5)	$(35.1)	$(98.7)	$22.6	64.4%	$63.6	64.4%
Net interest expense	186.7	195.9	177.1	(9.2)	(4.7)%	18.8	10.6%
Income tax provision (benefit)	2.6	2.3	(26.4)	0.3	13.0%	28.7	108.7%
Depreciation and amortization	241.2	186.8	187.7	54.4	29.1%	(0.9)	(0.5)%
EBITDA	418.0	349.9	239.7	68.1	19.5%	110.2	46.0%
Stock-based compensation	8.0	6.3	4.3	1.7	27.0%	2.0	46.5%
Accelerated stock-based compensation (2)	—	—	90.7	—	nm	(90.7)	(100.0)%
Mergers, acquisitions and divestitures (3)	(11.9)	9.5	44.0	(21.4)	nm	(34.5)	(78.4)%
Mergers and acquisitions integration (4)	15.8	3.0	3.3	12.8	nm	(0.3)	(9.1)%
Business optimization (5)	15.8	12.5	8.4	3.3	26.4%	4.1	48.8%
Technology transformation project (6)	8.5	4.5	—	4.0	88.9%	4.5	nm
Acceleration of technology agreement (7)	10.2	—	—	10.2	nm	—	nm
Debt refinance (8)	(33.1)	2.5	—	(35.6)	nm	2.5	nm
Legal and regulatory matters	8.1	5.2	—	2.9	55.8%	5.2	nm
Operating expense tax matters (9)	3.9	2.9	—	1.0	34.5%	2.9	nm
Consulting study fees (10)	1.8	5.3	4.4	(3.5)	(66.0)%	0.9	20.5%
Currency remeasurement (11)	1.1	0.8	(0.2)	0.3	37.5%	1.0	nm
Hedge mark-to-market (12)	0.3	—	—	0.3	nm	—	nm
Loan fees and unused line of credit fees	1.9	1.4	5.3	0.5	35.7%	(3.9)	(73.6)%
Other non-operating income and expense	1.3	0.6	0.6	0.7	116.7%	—	—%
Other (13)	1.9	4.1	3.1	(2.2)	(53.7)%	1.0	32.3%
Adjusted EBITDA(1)	$451.6	$408.5	$403.6	$43.1	10.6%	$4.9	1.2%
Other metrics:
Cash provided by operating activities	$154.3	$143.4	$99.4	$10.9	7.6%	$44.0	44.3%
Cash paid for capital expenditures	$155.2	$81.7	$69.2	$73.5	90.0%	$12.5	18.1%
nm: not meaningful

1.
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present

Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive plan. Furthermore, under the credit agreement governing our senior secured credit facility and the indentures governing our senior notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to the Company. The following table provides a reconciliation from our net income (loss) attributable to the Company to Adjusted EBITDA for the twelve months ended December 31, 2014 and December 31, 2013, the period from our inception through December 31, 2012 and the four months ended April 30, 2012 of our predecessor.

2.	Represented accelerated stock-based compensation expenses as a result of the 2012 Change in Control Transaction.

3.
Consisted of acquisition-related expenses primarily related to the 2012 Change in Control Transaction. Also included costs related to our abandoned initial public offering process. For 2013, included $10.5 million of acquisition-related expenses and a credit of $1.0 million for other miscellaneous items. For 2014, included $22.2 million of remeasurement gains of our previously held equity interests upon consolidation partially offset by $2.9 million of acquisition-related expenses, a $4.1 million impairment charge for a cost-method investment that sold its assets and liquidated and $3.3 million of other miscellaneous items.

4.	Consisted of merger and acquisition integration costs of companies and assets purchased between 2012 and 2014.

5.	For Successor 2012 and 2013, primarily consisted of certain severance, sign-on, relocation and executive search costs. For 2014, primarily consisted of certain severance and facility wind-down costs.

6.	Represented costs associated with a project to transform our technology infrastructure.

7.	Represented accelerated fees for a data matching service contract that we have terminated and in-sourced as part of the project to transform our technology infrastructure.

8.	For 2013, represented debt refinancing expenses. For 2014, represented debt refinancing activity consisting of a gain on the prepayment of debt, net of prepayment premium and expenses.

9.	Represented expenses for sales and use tax matters and payroll tax matters.

10.	Represented fees for consulting studies related to our strategic initiatives.

11.	Represented currency remeasurement of our foreign operations.

12.	Represented mark-to-market activity related to ineffectiveness of our interest rate hedge.

13.
For 2012, represented $1.5 million in payment card industry (PCI) expenses and $1.6 million of other miscellaneous items. For 2013, represented $3.3 million in PCI expenses and $0.9 million of other miscellaneous items. For 2014, represented other miscellaneous items.

Revenue
For 2014, revenue increased $121.5 million compared with 2013 due to revenue from our 2014 and 2013 acquisitions in our USIS and International segments and organic growth in all of our segments, partially offset by the impact of weakening foreign currencies in our International segment. Acquisitions accounted for an increase in revenue of 6.4%. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.4%. Excluding the impact of the recent acquisitions and weakening foreign currencies, consolidated revenue increased 5.3% compared with the prior year. For 2013, revenue increased $43.2 million compared with 2012 due to revenue from our 2013 and 2012 acquisitions in our USIS and International segments and organic growth in all operating segments, partially offset by the impact of weakening foreign currencies in our International segment. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.6%. Excluding the impact of the recent acquisitions and weakening foreign currencies, consolidated revenue increased 3.9% compared with the prior year. Revenue by segment and a more detailed explanation of revenue within each segment were as follows:

				Change
	Twelve months ended December 31,			2014 vs. 2013		2013 vs. Pro Forma 2012
(dollars in millions)	2014	2013	Pro Forma 2012	$	%	$	%
U.S. Information Services:
Online Data Services	$545.6	$505.9	$495.6	$39.7	7.8%	$10.3	2.1%
Marketing Services	134.5	126.0	132.3	8.5	6.7%	(6.3)	(4.8)%
Decision Services	138.5	108.7	97.6	29.8	27.4%	11.1	11.4%
Total U.S. Information Services	818.6	740.6	725.5	78.0	10.5%	15.1	2.1%

International:
Developed Markets	90.9	86.9	83.7	4.0	4.6%	3.2	3.8%
Emerging Markets	164.6	152.0	150.7	12.6	8.3%	1.3	0.9%
Total International	255.5	238.9	234.4	16.6	6.9%	4.5	1.9%

Consumer Interactive	230.6	203.7	180.1	26.9	13.2%	23.6	13.1%
Total revenue	$1,304.7	$1,183.2	$1,140.0	$121.5	10.3%	$43.2	3.8%
USIS Segment
For 2014, USIS revenue increased $78.0 million compared with 2013, with increases in all of the platforms due to improved market conditions and a 7.6% increase in revenue from our acquisitions of eScan and TLO in 2013 and L2C and DHI in 2014. For 2013, USIS revenue increased $15.1 million compared with 2012, with increases in online credit reports and decision services due to improved market conditions and an increase of 1.4% from our acquisitions of eScan in September of 2013 and TLO in December of 2013, partially offset by a decrease in marketing services.
Online Data Services. For 2014, online data services revenue increased $39.7 million due primarily to revenue from our acquisition of TLO and a 3.2% increase in online credit report unit volume. Increases in credit report unit volume in the financial services, insurance and other markets were partially offset by a decrease in volume in the resellers market, primarily in the first six months of 2014, due to higher mortgage interest rates and the resulting decline in refinancings. A change in the mix of products sold resulted in a slight decrease in average pricing for online credit reports in 2014. For 2013, online data services revenue increased $10.3 million due primarily to a 1.5% increase in online credit report unit volume, primarily in the financial services and resellers markets, as conditions in the consumer and housing credit markets improved throughout the year. A change in the mix of products sold resulted in a slight increase in average pricing for online credit reports in 2013.
Marketing Services. Marketing services revenue increased $8.5 million in 2014 and decreased $6.3 million in 2013. For 2014, the increase was due to an increase in custom datasets and archive information in the insurance and financial services markets. For 2013, the decrease was due to a decrease in demand for custom datasets and archive information and lower batch revenue, primarily in the financial services market.
Decision Services. For 2014 and 2013, decision services revenue increased $29.8 million and $11.1 million, respectively. The increases for both years was due primarily to revenue from our acquisition of eScan.
International Segment
For 2014, International revenue increased $16.6 million, or 6.9%, compared with 2013. The increase was due to higher local currency revenue from increased volumes in all regions and revenue from our acquisitions of CIBIL and ZipCode, partially offset by a 6.9% decrease in revenue from the impact of weakening foreign currencies. Incremental revenue from our acquisition of CIBIL and ZipCode accounted for an 8.2% increase in International revenue in 2014. Excluding the impact of foreign currencies and acquisitions, International revenue increased 5.7% compared with the prior year. For 2013, International revenue increased $4.5 million, or 1.9%, compared with 2012. The increase was due to higher local currency revenue from increased volumes in most regions, substantially offset by a decrease of 7.6% from the impact of weakening foreign currencies. Incremental revenue from our acquisitions of ZipCode in March 2013 and CRB in May 2012 accounted for an increase in revenue of 2.9%. Excluding the impact of recent acquisitions and foreign currencies, International revenue increased 6.6% compared with the prior year.
Developed Markets. For 2014, developed markets revenue increased $4.0 million, or 4.6%, due to higher volumes in both regions, partially offset by a decrease of 4.7% from the impact of the weakening Canadian dollar. Excluding the impact of weakening foreign currencies, developed markets revenue increased 9.3% compared with the prior year. For 2013, developed markets revenue increased $3.2 million, or 3.8%, due to higher volumes in both regions, partially offset by a decrease of 2.0%

from the impact of the weakening Canadian dollar. Excluding the impact of weakening foreign currencies, developed markets revenue increased 6.0% compared with the prior year.
Emerging Markets. For 2014, emerging markets revenue increased $12.6 million, or 8.3%, due to higher volumes in all regions and the inclusion of revenue from our CIBIL and ZipCode acquisitions, partially offset by a decrease of 8.1% from the impact of weakening foreign currencies, primarily the South African rand. Incremental revenue from our acquisitions of CIBIL and ZipCode accounted for an increase in revenue of 12.8%. Excluding the impact of recent acquisitions and foreign currencies, emerging markets revenue increased 3.6% compared with the prior year. For 2013, emerging markets revenue increased $1.3 million, or 0.9%, due to increased volumes in all regions and the revenue from our acquisitions of ZipCode and CRB, substantially offset by a decrease of 10.6% from the impact of weakening foreign currencies, primarily the South African rand. Incremental revenue from our acquisitions of ZipCode and CRB accounted for an increase in revenue of 4.4%. Excluding the impact of recent acquisitions and foreign currencies, emerging markets revenue increased 7.0% compared with the prior year.
Consumer Interactive Segment
For 2014 and 2013, Consumer Interactive revenue increased $26.9 million and $23.6 million, respectively, compared with prior periods. These increases were due primarily to an increase in the average number of subscribers and volume in our indirect channel.
Operating Expenses
Operating expenses for the periods reported were as follows:

				Change
	Twelve months ended December 31,			2014 vs. 2013		2013 vs. Pro Forma 2012
(dollars in millions)	2014	2013	Pro Forma 2012	$	%	$	%
Cost of services	$499.1	$472.4	$470.2	$26.7	5.7%	$2.2	0.5%
Selling, general and administrative	436.0	354.8	384.6	81.2	22.9%	(29.8)	(7.7)%
Depreciation and amortization	241.2	186.8	187.7	54.4	29.1%	(0.9)	(0.5)%
Total operating expenses	$1,176.3	$1,014.0	$1,042.5	$162.3	16.0%	$(28.5)	(2.7)%
Cost of Services
For 2014, cost of services increased $26.7 million compared with 2013. The increase was due primarily to:

•	operating and integration costs associated with our USIS and International acquisitions;

•	an acceleration of $10.2 million of fees recorded for a data matching service contract that we have terminated and in-sourced as part of the transformation to our technology infrastructure;

•	severance charges in our Corporate unit and USIS segment related to the consolidation and subsequent closure of our California-based contract center; and

•	costs associated with strategic initiatives,
partially offset by:

•	the impact of weakening foreign currencies on the 2014 expenses of our International segment.
For 2013, cost of services increased $2.2 million compared with 2012. The increase was due primarily to:

•	an increase in variable product costs in our Consumer Interactive segment resulting from the increase in revenue;

•	labor costs for investments in strategic initiatives primarily in our USIS segment; and

•	operating and integration costs associated with our USIS and International acquisitions, substantially offset by:

•	$21.5 million of accelerated stock-based compensation expense recorded in 2012 by TransUnion Intermediate Predecessor resulting from the 2012 Change in Control Transaction; and

•	the impact of weakening foreign currencies on the 2013 expenses of our International segment.

Selling, General and Administrative
For 2014, selling, general and administrative expenses increased $81.2 million compared with 2013. The increase was due primarily to:

•	operating and integration costs associated with our USIS and International acquisitions;

•	expense of $8.1 million for certain legal and regulatory costs in our Corporate unit and International segment; and

•	severance charges in our Corporate unit and USIS segment related to the consolidation and subsequent closure of our California-based contract center;
partially offset by:

•	the impact of weakening foreign currencies on the 2014 expenses of our International segment.
For 2013, selling, general and administrative expenses decreased $29.8 million compared with 2012. The decrease was due primarily to:

•	$69.2 million of additional stock-based compensation expense recorded in 2012 by TransUnion Intermediate Predecessor resulting from the 2012 Change in Control Transaction; and

•	the impact of weakening foreign currencies on the 2013 expenses of our International segment;
partially offset by:

•	an increase in labor costs for investments in strategic initiatives primarily in our USIS and International segments;

•	an increase in advertising expense in our Consumer Interactive segment;

•	operating and integration costs associated with our USIS and International acquisitions; and

•	an increase in legal and regulatory costs in our USIS segment.
See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” and Note 15, “Stock-Based Compensation,” for further information about the impact of the 2012 Change in Control Transaction.
Depreciation and amortization
For 2014, depreciation and amortization increased $54.4 million. In July 2014, we revised the remaining useful lives of certain internal-use software, equipment, leasehold improvements and the corporate headquarters facility to align with the expected completion dates of our strategic initiatives to transform our technology infrastructure and corporate headquarters facility. As a result, depreciation and amortization increased $17.5 million during 2014. Depreciation and amortization of $19.6 million from recent business acquisitions and other increases primarily related to additional capital expenditures for our strategic initiatives also impacted the increase in 2014.
For 2013 compared with pro forma 2012, depreciation and amortization was flat but 2012 included a $43.5 million pro forma adjustment to reflect additional depreciation and amortization that would have resulted had the 2012 Change in Control Transaction occurred on January 1, 2012, instead of April 30, 2012. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” for further information about the portion of the purchase price allocated to tangible and intangible assets and their estimated useful lives.

Operating Income and Operating Margins

				Change
	Twelve months ended December 31,			2014 vs. 2013		2013 vs. Pro Forma 2012
(dollars in millions)	2014	2013	Pro Forma 2012	$	%	$	%
USIS operating income	$112.8	$154.7	$124.1	$(41.9)	(27.1)%	$30.6	24.7%
International operating income	22.2	19.5	13.6	2.7	13.8%	5.9	43.4%
Consumer Interactive operating income	85.5	65.6	60.0	19.9	30.3%	5.6	9.3%
Corporate operating loss	(92.1)	(70.6)	(100.2)	(21.5)	30.5%	29.6	(29.5)%
Total operating income	$128.4	$169.2	$97.5	$(40.8)	(24.1)%	$71.7	73.5%

Operating Margin:
USIS	13.8%	20.9%	17.1%		(7.1)%		3.8%
International	8.7%	8.2%	5.8%		0.5%		2.4%
Consumer Interactive	37.1%	32.2%	33.3%		4.9%		(1.1)%
Total operating margin	9.8%	14.3%	8.6%		(4.5)%		5.7%
For 2014, consolidated operating income decreased $40.8 million. This decrease was due primarily to:

•	operating and integration costs associated with our USIS and International acquisitions;

•
an increase of $54.4 million in depreciation and amortization due primarily to our recent acquisitions and our strategic initiative to transform our technology infrastructure and corporate headquarters facility;

•	an increase in variable product costs due to the increase in revenue;

•
an acceleration of $10.2 million of fees recorded in our USIS segment for a data matching service contract that we have terminated and in-sourced as part of the transformation of our technology infrastructure;

•	expense of $8.1 million for certain legal and regulatory costs in our Corporate unit and International segment;

•	severance charges in our Corporate unit and USIS segment related to the consolidation and subsequent closure of our California-based contract center; and

•	the impact of weakening foreign currencies on the 2014 results of our International segment.
partially offset by:

•	the increase in revenue in all segments, including revenue from the recent acquisitions.
For 2014, margins for the USIS segment decreased due primarily to additional depreciation and amortization resulting from revising the remaining useful lives of certain assets, the operating, integration and depreciation and amortization expenses of our recent acquisitions, severance charges and the accelerated fees for canceling a data matching service, partially offset by the increase in revenue. Margins for the International segment were relatively flat as the additional depreciation and amortization from revising the remaining useful lives of certain asset and the operating, integration and depreciation and amortization expenses of our recent acquisitions was mostly offset by the increase in revenue. Margins in our Consumer Interactive segment increased due to the increase in revenue.
For 2013 compared to 2012 pro forma, consolidated operating income increased $71.7 million. This increase was due primarily to:

•	accelerated stock-based compensation expense of $90.7 million recorded by TransUnion Intermediate Predecessor in 2012 as a result of the 2012 Change in Control Transaction; and

•	the increase in revenue,
partially offset by:

•	operating and integration costs association with our USIS and International acquisitions;

•	an increase in labor costs for investments in strategic initiatives primarily in our USIS and International segments;

•	an increase in variable product costs and advertising in our Consumer Interactive segment;

•	an increase in legal and regulatory costs in our USIS segment; and

•	the impact of weakening foreign currencies on the 2013 results of our International segment.
For 2013 compared to 2012 pro forma, margins for the USIS segment decreased due primarily to an increase in labor costs for investments in strategic initiatives including integration costs of recent acquisitions, and an increase in legal and regulatory costs, partially offset by the accelerated stock-based compensation expense recorded in 2012 and the increase in revenue. Margins for the International segment decreased due primarily to an increase in labor costs for investments in strategic initiatives including integration costs for our recent acquisitions, partially offset by the accelerated stock-based compensation expense recorded in 2012. Margins for the Consumer Interactive segment decreased due primarily to the increase in advertising, partially offset by the accelerated stock-based compensation recorded in 2012.
Non-Operating Income and Expense

				Change
	Twelve months ended December 31,			2014 vs. 2013		2013 vs. Pro Forma 2012
(dollars in millions)	2014	2013	Pro Forma 2012	$	%	$	%
Interest expense	$(190.0)	$(197.6)	$(178.5)	$7.6	3.8%	$(19.1)	(10.7)%
Interest income	3.3	1.7	1.4	1.6	94.1%	0.3	21.4%
Earnings from equity method investments	12.5	13.7	12.1	$(1.2)	(8.8)%	$1.6	13.2%
Other income and expense, net:
Loan fees	(14.6)	(3.8)	(5.0)	(10.8)	nm	1.2	24.0%
Acquisition fees	(2.9)	(10.5)	(42.2)	7.6	72.4%	31.7	75.1%
Dividends from cost method investments	0.8	0.7	0.6	0.1	14.3%	0.1	16.7%
Other income (expense), net	60.7	0.7	(3.6)	60.0	nm	4.3	119.4%
Total other income and expense, net	44.0	(12.9)	(50.2)	56.9	nm	37.3	74.3%
Non-operating income and expense	$(130.2)	$(195.1)	$(215.2)	$64.9	33.3%	$20.1	9.3%
nm: not meaningful
Other income and expense, net, was significantly impacted by the 2014 Refinancing Transaction and the 2012 Change in Control Transaction. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 2, “Change in Control Transaction,” and Note 12, “Debt,” for additional information.
For 2014, interest expense decreased $7.6 million compared with 2013. A decrease in interest expense due to the early redemption of the 11.375% Senior Notes in the second quarter of 2014 was partially offset by additional interest expense resulting from the increase in the average principal balance of the senior secured credit facility in 2014 compared with 2013. For 2013 compared with pro forma 2012, interest expense increased $19.1 million due primarily to interest on the 8.125% Senior Notes issued in November 2012, and interest on the additional borrowings under the TransUnion LLC senior secured term loan in 2013. Pro forma 2012 interest expense included a pro forma adjustment of $13.0 million to reflect additional interest expense that would have been incurred had the TransUnion 9.625% Senior Notes that were issued to partially fund the 2012 Change in Control Transaction been issued on January 1, 2012, instead of in March 21, 2012. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements," Note 12, "Debt," for additional information about our interest expense.
For 2014, loan fees included $12.7 million of refinancing fees and other net costs expensed as a result of refinancing our senior secured credit facility. For 2012, loan fees included a $2.7 million fee for a bridge loan commitment for the 2012 Change in Control Transaction.
Acquisition fees represent costs we have incurred for various acquisition-related efforts. For 2014, acquisition fees included costs related to our acquisitions of DHI, L2C and CIBIL and costs of other acquisition efforts. For 2013, acquisition fees included costs related to our acquisitions of ZipCode, eScan and TLO and other acquisition efforts. For 2012, acquisition fees include $36.5 million of costs related to the 2012 Change in Control Transaction and $3.0 million of initial public offering related expenses that were previously capitalized but written off in the first quarter of 2012 as we formally withdrew our registration statement on Form S-1 as a result of the 2012 Change in Control Transaction, and costs of other acquisition efforts. Of the $36.5 million 2012 Change in Control Transaction costs, $15.6 million was incurred by the Successor and $20.9 million was incurred by the Predecessor.
For 2014, other income (expense), net included a net gain of $45.8 million resulting from the early redemption of the 11.375% Senior Notes consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $43.6 million, a $22.2 million gain resulting from remeasuring our previously held equity interests in CIBIL and L2C under the accounting guidance for acquisitions achieved in stages, an impairment charge of $4.1 million related to a cost-method investment that has sold its assets and liquidated, and a loss of $0.6 million on the swap that no longer qualifies for hedge accounting and other income and expenses.
Provision for Income Taxes

For 2014 and 2013, we reported a loss before income taxes with income tax expense, resulting in a negative effective tax rate for both periods. This rate was lower than the 35% U.S. federal statutory rate due primarily to tax on our foreign earnings that are not considered indefinitely reinvested outside the United States.

For the pro forma twelve months ended December 31, 2012, pro forma income tax expense includes a pro forma reduction of income tax expense that would have resulted had the 2012 Change in Control Transaction occurred on January 1, 2012. See the pro forma 2012 depreciation and amortization and the interest expense discussions above for further information on the 2012 pro forma adjustments.

For the period of inception through December 31, 2012, the effective tax rate was 244.4%. This rate was higher than the 35% U.S. federal statutory rate due primarily to the lapse of the look-through rule and the reduction in available foreign tax credits, the unfavorable impact of changes to our accrual on certain undistributed earnings of the Company’s controlled foreign subsidiaries and tax non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the Company’s foreign earnings.

For the four months ended April 30, 2012, we reported a loss before income taxes. The effective tax rate for this period of 18.0% was lower than the 35% U.S. federal statutory rate due primarily to the impact of recording tax expense on our undistributed foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

Effective January 1, 2012, the look-through provision under subpart F of the U.S. Internal Revenue Code expired.
Consequently, beginning in 2012, we recorded tax expense for the U.S. income tax we would incur in the absence of the look-through rule. As part of the American Taxpayer Relief Act of 2012 enacted into law on January 2, 2013, the look-through provision was retroactively reinstated to January 1, 2012, and we reversed the tax expense we recorded for subpart F in 2012 during the first quarter of 2013. The look-through rule was effective for 2013 and 2014 as well.

As a result of the 2012 Change in Control Transaction and increased debt service requirements resulting from the additional debt incurred by TransUnion, we asserted at December 31, 2012, that all undistributed foreign earnings from certain controlled foreign corporations accumulated as of April 30, 2012, were not indefinitely reinvested outside the United States. Accordingly, in 2012 we recorded a deferred tax liability for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the United States. In 2014, we modified this assertion due to changes in the Company’s capital structure. We now assert that $118.7 million of earnings from our Canadian, South African and Netherlands subsidiaries and CIBIL are not indefinitely reinvested outside the United States.
Significant Changes in Assets and Liabilities
Goodwill increased $114.2 million at December 31, 2014, compared with December 31, 2013, due primarily to the purchase price allocations for CIBIL, DHI and L2C, partially offset by adjustments for foreign currency translation. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 3, “Business Acquisitions” and Note 6, "Goodwill," for additional information.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving line of credit will be sufficient to fund our planned capital expenditures, debt service obligations and operating needs for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy. TransUnion Intermediate pays cash dividends to TransUnion to fund its debt service obligations.

Cash and cash equivalents totaled $77.9 million at December 31, 2014, of which $50.6 million was held outside the United States. Cash and cash equivalents totaled $111.2 million at December 31, 2013, of which $80.6 million was held outside the United States. The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. As of December 31, 2014, we had outstanding borrowings of $50.0 under our senior secured revolving line of credit and could borrow up to an additional $140.0 million. Beginning in 2015, under the amended senior secured term loan, we will be required to make additional principal payments based on the previous year’s excess cash flows. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information.
As of December 31, 2014, the Company intends to keep all foreign earnings of controlled entities except for approximately $118.7 million permanently reinvested in operations outside of the United States as these earnings are not needed to fund our current or expected domestic operations. Accordingly, under ASC 740-30 we have recorded a deferred tax liability of approximately $41.6 million as of December 31, 2014, on the earnings of the controlled entities that we expect to repatriate.
Sources and Uses of Cash

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	TransUnion Successor Date of Inception Through December 31, 2012(1)	TransUnion Intermediate Predecessor Four Months Ended April 30, 2012	2012 Pro Forma Adjustments (2)	2012 Pro Forma Adjustments (2)	2014 vs. 2013 Change	2013 vs. 2012 Change

(dollars in millions)
Cash provided by operating activities	$154.3	$143.4	$47.0	$52.4	$(13.0)	$86.4	$10.9	$57.0
Cash used in investing activities	(276.0)	(367.0)	(1,547.1)	(19.6)	—	(1,566.7)	91.0	1,199.7
Cash provided by (used in) financing activities	91.9	187.3	1,655.1	(45.0)	—	1,610.1	(95.4)	(1,422.8)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(6.8)	(0.7)	0.8	—	0.1	3.3	(6.9)
Net change in cash and cash equivalents	$(33.3)	$(43.1)	$154.3	$(11.4)	$(13.0)	$129.9	$9.8	$(173.0)
(1) Cash used in investing activities for TransUnion date of inception through December 31, 2012, is net of the cash of TransUnion Intermediate Predecessor on April 30, 2012, acquired by TransUnion in connection with the 2012 Change in Control Transaction.
(2) The pro forma adjustment to 2012 cash provided by operating activities represents the additional interest expense that would have been incurred had the 2012 Change in Control Transaction occurred on January 1, 2012. No cash tax savings would have occurred because the additional interest expense would have increased the net loss.
Operating Activities
For 2014, the increase in cash provided by operating activities was due primarily to the increase in revenue and decrease in interest expense, partially offset by the increase in cash operating expenses and working capital. For 2013 compared with 2012 pro forma, the increase in cash provided by operating activities was due primarily to cash used in 2012 to pay option holders cash consideration based on the value of their options in connection with the 2012 Change in Control Transaction, partially offset by the increase in interest expense.
Investing Activities
For 2014, the decrease in cash used in investing activities was due primarily to a decrease in cash used for acquisitions, partially offset by an increase in cash paid for capital expenditures. For 2013, the decrease in cash used in investing activities was due primarily to cash used in 2012 to fund the 2012 Change in Control Transaction, partially offset by cash used for acquisitions in 2013.
Financing Activities
For 2014, the decrease in cash provided by financing activities was due primarily to the 2014 Refinancing Transaction prepayment premium and fees and a decrease in net borrowings. For 2013, the decrease in cash provided by financing activities was due primarily to equity and debt proceeds received in 2012 to fund the 2012 Change in Control Transaction, partially offset by the dividend paid in 2012 and proceeds from borrowings against our senior secured credit facility in 2013.
Capital Expenditures
We make capital expenditures to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization and to reduce risks. We make capital expenditures for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. During the third quarter of 2013, we began a strategic initiative to transform our technology infrastructure to enable growth, promote innovation and provide a competitive advantage. We are also in the process of making improvements to our corporate headquarters facility.
For 2014, cash paid for capital expenditures increased $73.5 million due primarily to the ongoing strategic initiatives to transform our technology infrastructure and corporate headquarters facility. On an accrual basis, our capital expenditures were $163.0 million in 2014 compared with $96.3 million in 2013. For 2013, cash paid for capital expenditures increased $12.5 million, from $69.2 million in 2012 to $81.7 million in 2013. On an accrual basis, our capital expenditures were $96.3 million in 2013 compared with $66.7 million in 2012. We expect total capital expenditures to be lower in 2015 than 2014 as a percentage of revenue as we reduce our spending to transform of our technology infrastructure and improve our corporate headquarters.
Debt
Senior Secured Credit Facility
On June 15, 2010, the Company entered into a senior secured credit facility with various lenders. The credit facility consists of a senior secured term loan and a senior secured revolving line of credit. On April 9, 2014, we refinanced and amended our senior secured credit facility. The refinancing resulted in an increase of the outstanding term loan from $1,120.5 million to $1,900.0 million. The amendment, among other things, reduced the interest rate floor and margins, reduced the amount available under the revolving line of credit from $210.0 million to $190.0 million, extended the maturity dates, and changed certain covenant requirements. The additional borrowings were used in part to repay all amounts outstanding under the existing revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings were used to redeem the entire $645.0 million outstanding balance of the 11.375% Senior Notes issued by TransUnion Financing Corp and Trans Union LLC including unpaid accrued interest and a prepayment premium. We refer to these transactions collectively as the "2014 Refinancing Transaction." The 2014 Refinancing Transaction resulted in a net gain of $33.1 million recorded in the consolidated statement of income, consisting of a gain of $45.8 million on the early redemption of the 11.375% Senior Notes less $12.7 million of refinancing fees and other net costs expensed as a result of refinancing our senior secured credit facility. The 2014 Refinancing Transaction is expected to result in a reduction in cash paid for interest of approximately $45 million annually, less a reduction in the amortized fair value premium, for a net reduction to interest expense of approximately $20 million annually at current interest rates.
Interest rates on the refinanced term loan are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected, and subject to a floor of 1.00%, plus a margin of 2.75% or 3.00% depending on our senior secured net leverage ratio. Under the refinanced term loan, the Company is required to make principal payments of 0.25% of the refinanced original principal balance at the end of each quarter, with the remaining balance due April 9, 2021. The Company will also be required to make additional payments beginning in 2015 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year.
During the fourth quarter of 2014, the Company borrowed $50.0 million against the senior secured revolving line of credit to partially fund acquisitions. As of December 31, 2014, we had outstanding borrowings of $50.0 under our senior secured revolving line of credit and could borrow up to an additional $140.0 million.
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
With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. As of December 31, 2014, we were in compliance with all of the loan covenants.
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the then existing term loan at 2.033% , plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we had designated as cash flow hedges, we paid a fixed rate of interest of 2.033% and received a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount paid or received was recorded as an adjustment to interest expense. As a result of the April 9, 2014, credit facility amendment, the swaps were no longer expected to be highly effective and no longer qualify for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities in the consolidated balance sheet. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the remaining life of the swaps. Changes in the fair value of the swaps after April 9, 2014 through December 31, 2014, resulted in a loss $0.3 million recorded in other income and expense for the year ended December 31, 2014.

11.375% Senior Notes
In connection with the 2010 Change in Control Transaction, on June 15, 2010, we issued $645.0 million principal amount of 11.375% Senior Notes due on due June 15, 2018. As a result of the 2012 Change in Control Transaction, a purchase accounting fair value adjustment increase of $124.2 million was allocated to the 11.375% Senior Notes. These notes were repaid in full on May 9, 2014, from the incremental proceeds borrowed on our senior secured credit facility resulting in a net gain of $45.8 million as discussed above.
9.625% Senior Notes
In connection with the acquisition of TransUnion Intermediate, on March 21, 2012, TransUnion issued $600.0 million principal amount of 9.625% Senior Notes due June 15, 2018, in a private placement to certain investors. Pursuant to an exchange offer completed in October 2012, these notes were registered with the SEC. TransUnion is required to pay interest on the 9.625% Senior Notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case TransUnion will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.
The indenture governing the 9.625% Senior Notes contains nonfinancial covenants that include restrictions on our ability to pay dividends or distributions, repurchase equity, prepay junior debt, make certain investments, incur additional debt, issue certain stock, incur liens on property, merge, consolidate or sell certain assets, enter into transactions with affiliates, and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to TransUnion. As of December 31, 2014, we were in compliance with all covenants under the indenture.
8.125% Senior Notes
On November 1, 2012, TransUnion issued $400.0 million principal amount of 8.125% Senior Notes due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. The proceeds were used to pay a $373.8 million dividend to our shareholders and to pay various costs associated with issuing the debt and obtaining consents from our existing debt holders. Pursuant to an exchange offer completed in August 2013, these notes were registered with the SEC. TransUnion is required to pay interest on the 8.125% Senior Notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case TransUnion will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.
The indenture governing the 8.125% Senior Notes and the nonfinancial covenants are substantially identical to those governing the 9.625% Senior Notes. As of December 31, 2014, we were in compliance with all covenants under the indenture.
Effect of certain debt covenants
A breach of any of the covenants under the agreements governing our debt could limit our ability to borrow funds under the TransUnion LLC senior secured revolving line of credit and could result in a default under the TransUnion LLC senior secured credit facility or the indentures governing the TransUnion senior unsecured PIK toggle notes. Upon the occurrence of an event of default under the TransUnion LLC senior secured credit facility or the indentures governing the TransUnion senior unsecured PIK toggle notes, the TransUnion LLC lenders, or the holders of the TransUnion senior unsecured PIK toggle notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable, and the lenders could terminate all commitments to extend further credit under our senior secured credit facility. If we were unable to repay the amounts declared due, the lenders could proceed against any collateral granted to them to secure that indebtedness. We have pledged substantially all of the TransUnion LLC assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, or the holders of the TransUnion senior unsecured PIK toggle notes accelerate repayment of the notes, we may not have sufficient assets to repay the debt due. See Part I, Item 1A, “Risk Factors.”
TransUnion's ability to meet its liquidity needs or to pay dividends on its common stock depends on its subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions. Trans Union LLC, the borrower under the senior secured credit facility, is not permitted to declare any dividend or make any other distribution, subject to certain exceptions including compliance with a fixed charge coverage ratio and a basket that depends on TransUnion Intermediate’s consolidated net income.
Our senior secured credit facility includes a senior secured net leverage ratio covenant which must be tested as a condition to incur additional indebtedness. The ratio must also be tested at the end of any fiscal quarter for which we have a line of credit borrowing outstanding in excess of 30% of the revolving credit commitment. As of December 31, 2014, this covenant, if it applied, would have required us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 6.00-to-1. As of December 31, 2014, we were in compliance with all debt covenants.
Under the covenants of the instruments governing our senior debt, TransUnion Intermediate is restricted from making certain distribution payments to TransUnion.

For additional information about our debt, see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt.”
Contractual Obligations
Consolidated future minimum payments for noncancelable operating leases, purchase obligations and debt repayments as of December 31, 2014, are payable as follows:

(in millions)	Operating leases	Purchase obligations	Debt repayments	Loan fees and interest payments	Total
2015	$12.8	$182.0	$74.0	$169.7	$438.5
2016	9.9	31.9	23.4	164.2	229.4
2017	7.0	11.1	19.4	170.7	208.2
2018	5.4	6.7	1,019.0	123.8	1,154.9
2019	5.0	1.1	19.0	83.9	109.0
Thereafter	11.8	2.5	1,790.7	108.8	1,913.8
Totals	$51.9	$235.3	$2,945.5	$821.1	$4,053.8
Purchase obligations to be repaid in 2015 include $106.5 million of trade accounts payable that were included in the consolidated balance sheet as of December 31, 2014. Purchase obligations include commitments for outsourcing services, royalties, data licenses, maintenance and other operating expenses. Loan fees and interest payments are estimates based on the interest rates in effect at December 31, 2014, and the contractual principal paydown schedule, excluding any excess cash flow prepayments that may be required. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about our interest payments.
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with GAAP. The notes to our consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. The following paragraphs describe the accounting policies that require significant judgment and estimates due to inherent uncertainty or complexity.
Goodwill and Indefinite-Lived Intangibles
Due to the 2012 Change in Control Transaction, the value of goodwill increased significantly, as the excess of the purchase price paid for TransUnion Intermediate over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and allocated to each of our reporting units.
As of December 31, 2014, our consolidated balance sheet included goodwill of $2,023.9 million. As of December 31, 2014, we had no other indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the fourth quarter, or on an interim basis if an indicator of impairment is present. For goodwill, we compare the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. For other indefinite-lived intangibles, if any, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded.
We use discounted cash flow techniques to determine the fair value of our reporting units, goodwill and other indefinite-lived intangibles. The discounted cash flow calculation requires a number of significant assumptions, including projections of future cash flows, exchange rates and an estimate of the appropriate discount rates. The projections of future cash flows used to assess the fair value of the reporting units are based on the internal operating plans reviewed by management and significant shareholders. The projections of future exchange rates were based on the current exchange rates at the time the projections were prepared. The estimated discount rates were based on the risk-free rate of interest and estimated risk premiums for the reporting units at the time the impairment analysis was prepared. We believe our current estimates of fair value are based on assumptions that are reasonable and consistent with assumptions that would be used by other marketplace participants. Such estimates are, however, inherently uncertain, and estimates using different assumptions could result in significantly different results, and a potential impairment charge for one or more of our reporting units that could adversely affect our results of operations.

During 2014, 2013 and 2012, there were no impairments of goodwill or other indefinite-lived intangible assets. As of December 31, 2014, our estimates of fair value for each reporting unit exceeded the carrying amount of the corresponding reporting unit. The estimated fair value of our Latin America reporting unit exceeded its carrying amount by 5%. A 10% increase in the discount rate or a 10% decrease in the estimated cash flows of the reporting unit could not have resulted in an impairment in any reporting unit other than the Latin America reporting unit.
Long-Lived Depreciable and Amortizable Assets
In connection with the 2012 Change in Control Transaction, all long-lived depreciable and amortizable assets were recorded at fair value and the carrying value of certain fixed assets and all intangible assets increased significantly.
As of December 31, 2014, our consolidated balance sheet included fixed assets of $304.8 million, $181.4 million net of accumulated depreciation, and long-lived intangible assets of $2,347.4 million, $1,939.6 million net of accumulated amortization. We review long-lived assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet, and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. When a long-lived asset group is tested for recoverability, we also review depreciation estimates and methods. Any revision to the remaining useful life of a long-lived asset resulting from that review is also considered in developing estimates of future cash flows used to test the asset for recoverability. We typically use a discounted cash flow model when assessing the fair value of our asset groups. The discounted cash flow calculation requires a number of significant assumptions, including projections of future cash flows and an estimate of our discount rate.
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we use estimates of future cash flows to determine recoverability and base such estimates on assumptions that are reasonable and consistent with assumptions that would be used by other marketplace participants. Such estimates, however, are inherently uncertain and estimates using different assumptions, or different valuation techniques, could result in significantly different results. During 2014, 2013 and 2012, there were no material impairment charges.
Legal Contingencies
As of December 31, 2014, our consolidated balance sheet included an accrual of $17.8 million for pending or anticipated claims of our operations. In the ordinary course of business, we are involved in various legal proceedings relating to our current or past business operations. In the ordinary course of business, we are also subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both form and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We regularly review all litigation and regulatory matters to determine whether a loss is probable and, if probable, can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued and included in other current liabilities. We make a number of significant judgments and estimates related to these contingencies, including the likelihood that a liability has been incurred, and an estimate of that liability. See our consolidated financial statements and the related notes included in this report for additional information about our legal contingencies.
We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of a contingency may differ significantly from what is expected.
Income Taxes
As of December 31, 2014, TransUnion’s consolidated balance sheet included current deferred tax assets of $51.2 million and noncurrent deferred tax liabilities of $676.8 million. Certain deferred tax assets (including net operating loss carryforwards) may be deducted from taxable income in computing our federal income tax liability. If, in the future, we undergo an ownership change as described in Section 382(g) of the United States Internal Revenue Code, our ability to recover such deferred tax assets may be limited. Additionally, we are required to record current and deferred tax expense, deferred tax assets and liabilities resulting from temporary differences, and unrecognized tax benefits for uncertain tax positions. We make certain judgments and estimates to determine the amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record.
We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.

Stock-Based Compensation
For the year ended December 31, 2014, we recorded $10.6 million of stock-based compensation expense. For the year ended December 31, 2013, we recorded $6.9 million of stock-based compensation expense. For the year ended December 31, 2012, we recorded $93.0 million of stock-based compensation expense, including $88.0 million in connection with the 2012 Change in Control Transaction. The fair value of each award was determined by various methods including independent valuations of our common stock based on discounted cash flow and selected comparable public company analysis, the Black-Scholes valuation model, and risk-neutral Monte Carlo valuation models. The various valuation models required management to make a number of significant assumptions, including the fair value of our stock, projections of future cash flows and an estimate of our cost of capital, volatility rates, expected life of awards and risk-free interest rates. We believe the determination of fair value was based on assumptions and estimates that are reasonable and consistent with what would be used by other marketplace participants to determine fair value. Valuations, however, are inherently uncertain and valuations using different assumptions and estimates, or different valuation techniques, could result in significantly different values. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 15, “Stock-Based Compensation,” for additional information.
Recent Accounting Pronouncements
For information about recent accounting pronouncements and the potential impact on our consolidated financial statements, see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies.”

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business we are exposed to market risk, primarily from changes in variable interest rates and foreign currency exchange rates, which could impact our results of operations and financial position. We manage the exposure to this market risk through our regular operating and financing activities. We may use derivative financial instruments, such as foreign currency and interest rate hedges, but only as a risk management tool and not for speculative or trading purposes.
Interest Rate Risk
Our senior secured credit facility consists of a seven-year senior secured term loan and a $190.0 million senior secured revolving line of credit. Interest rates on these borrowings are based, at Trans Union LLC’s election, on LIBOR or an alternate base rate, subject to a floor, plus an applicable margin based on the senior secured net leverage ratio. As of December 31, 2014, 65.7% of TransUnion’s outstanding debt was variable-rate debt. As of December 31, 2014, our variable-rate debt had a weighted-average interest rate of 3.99% and a weighted-average life of 6.20 years. For all of 2014, the variable rate on our senior secured term loan was below the floor, and a 10% change in the interest rate on that loan would not have changed our interest expense. During 2014, during the time the senior secured revolving line of credit had an outstanding balance, the variable rate was below the floor, and a 10% change in the interest rate on that loan would not have changed our interest expense.
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the senior secured term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we have designated as cash flow hedges, we paid a fixed rate of interest and received a variable rate of interest equal to the greater of 1.50% or the 3-month LIBOR. The net amount to be paid or received has been and will continue to be recorded as an adjustment to interest expense. As a result of the April 9, 2014, senior secured credit facility amendment, the swaps were no longer expected to be highly effective and no longer qualify for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities in the consolidated balance sheet. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the remaining life of the swaps. Changes in the fair value of the swaps after April 9, 2014, resulted in a loss $0.3 million recorded in other income and expense for the year ended December 31, 2014.
The total notional amount of the swaps at December 31, 2014, was $412.5 million and is scheduled to decrease as scheduled principal payments are made on the senior secured term loan. The cash flows on the hedge instrument began on June 28, 2013, and we do not expect to elect a non-LIBOR loan or to pay down our senior secured term loan below the notional amount of the swaps in the next 12 months.
Based on the amount of outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates, or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors.
See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about interest rates on our debt.
Foreign Currency Exchange Rate Risk
A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we transact business in a number of foreign currencies, including the South African rand, Canadian dollar, Indian rupee and Brazilian real. We have minimal euro-based transactions. In reporting the results of our foreign operations, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies.
We are required to translate the assets and liabilities of our foreign subsidiaries that are measured in foreign currencies at the applicable period-end exchange rate in our consolidated balance sheets. We are required to translate revenue and expenses at the average exchange rates prevailing during the year in our consolidated statements of income. The resulting translation adjustment is included in other comprehensive income, as a component of stockholders’ equity. We include transactional foreign currency gains and losses in other income and expense in our consolidated statements of income.
In 2014, revenue from foreign operations was $255.5 million, and foreign operating income was $22.2 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2014 would have changed our revenue by $25.6 million and our operating income by $2.2 million.
A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2014 realized foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements
TransUnion:

Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting
Financial Statements
Management of TransUnion is responsible for the preparation of the TransUnion financial information included in this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.
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
Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2014. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of TransUnion’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Compliance Committee of TransUnion’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2014, TransUnion’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TransUnion

We have audited the accompanying consolidated balance sheets of TransUnion and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2014 and the period from February 15, 2012 (the date of inception) through December 31, 2012 and the consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows of TransUnion Intermediate Holdings, Inc. (Predecessor) for the period from January 1, 2012 through April 30, 2012. Our audit also included the financial statement schedules listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 and the period from February 15, 2012 (the date of inception) through December 31, 2012 and the results of operations and cash flows of TransUnion Intermediate Holdings, Inc. (Predecessor) for the period from January 1, 2012 through April 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, IL
March 30, 2015

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	Successor
	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$77.9	$111.2
Trade accounts receivable, net of allowance of $2.4 and $0.7	200.4	165.0
Other current assets	122.7	73.5
Total current assets	401.0	349.7
Property, plant and equipment, net of accumulated depreciation and amortization of $123.4 and $70.2	181.4	150.4
Goodwill	2,023.9	1,909.7
Other intangibles, net of accumulated amortization of $407.8 and $227.5	1,939.6	1,934.0
Other assets	119.9	148.5
Total assets	$4,665.8	$4,492.3
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$106.5	$100.3
Short-term debt and current portion of long-term debt	74.0	13.8
Other current liabilities	149.4	133.5
Total current liabilities	329.9	247.6
Long-term debt	2,865.9	2,853.1
Deferred taxes	676.8	636.9
Other liabilities	22.1	22.6
Total liabilities	3,894.7	3,760.2
Redeemable noncontrolling interests	23.4	17.6
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at December 31, 2014 and December 31, 2013, 111.4 million and 110.7 million shares issued as of December 31, 2014 and December 31, 2013, respectively; and 110.9 million and 110.2 million shares outstanding as of December 31, 2014 and December 31, 2013, respectively	1.1	1.1
Additional paid-in capital	1,138.0	1,121.8
Treasury stock at cost; 0.5 million shares at December 31, 2014 and December 31, 2013	(4.3)	(4.1)
Accumulated deficit	(430.2)	(417.7)
Accumulated other comprehensive income (loss)	(117.5)	(73.2)
Total TransUnion stockholders’ equity	587.1	627.9
Noncontrolling interests	160.6	86.6
Total stockholders’ equity	747.7	714.5
Total liabilities and stockholders’ equity	$4,665.8	$4,492.3

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income
(in millions, except per share data)

	Successor			Predecessor
	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception through December 31, 2012	Four Months Ended April 30, 2012
Revenue	$1,304.7	$1,183.2	$767.0	$373.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	499.1	472.4	298.2	172.0
Selling, general and administrative	436.0	354.8	212.6	172.0
Depreciation and amortization	241.2	186.8	115.0	29.2
Total operating expenses	1,176.3	1,014.0	625.8	373.2
Operating income (loss)	128.4	169.2	141.2	(0.2)
Non-operating income and expense
Interest expense	(190.0)	(197.6)	(125.0)	(40.5)
Interest income	3.3	1.7	0.8	0.6
Earnings from equity method investments	12.5	13.7	8.0	4.1
Other income and (expense), net	44.0	(12.9)	(22.3)	(27.9)
Total non-operating income and expense	(130.2)	(195.1)	(138.5)	(63.7)
Income (loss) before income taxes	(1.8)	(25.9)	2.7	(63.9)
(Provision) benefit for income taxes	(2.6)	(2.3)	(6.6)	11.5
Net loss	(4.4)	(28.2)	(3.9)	(52.4)
Less: net income attributable to noncontrolling interests	(8.1)	(6.9)	(4.9)	(2.5)
Net loss attributable to TransUnion	$(12.5)	$(35.1)	$(8.8)	$(54.9)

Earnings per share:
Basic	$(0.11)	$(0.32)	$(0.08)	$(1.84)
Diluted	$(0.11)	$(0.32)	$(0.08)	$(1.84)

Weighted average shares outstanding:
Basic	110.5	109.9	109.7	29.8
Diluted	110.5	109.9	109.7	29.8

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in millions)

	Successor			Predecessor
	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012	Four Months Ended April 30, 2012
Net loss	$(4.4)	$(28.2)	$(3.9)	$(52.4)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(58.9)	(59.6)	(24.2)	2.5
Benefit for income taxes	5.2	3.2	1.5	—
Foreign currency translation, net	(53.7)	(56.4)	(22.7)	2.5
Interest rate swaps:
Net unrealized gain (loss)	(0.6)	4.8	(5.9)	—
Amortization of accumulated loss	0.3	—	—	—
Benefit (provision) for income taxes	0.1	(1.8)	2.2	—
Interest rate swaps, net	(0.2)	3.0	(3.7)	—
Available-for-sale securities:
Net unrealized gain	0.2	—	—	—
Provision for income taxes	(0.1)	—	—	—
Available-for-sale securities, net	0.1	—	—	—
Total other comprehensive income (loss), net of tax	(53.8)	(53.4)	(26.4)	2.5
Comprehensive loss	(58.2)	(81.6)	(30.3)	(49.9)
Less: comprehensive income (loss) attributable to noncontrolling interests	1.5	(2.3)	(2.9)	(2.8)
Comprehensive loss attributable to TransUnion	$(56.7)	$(83.9)	$(33.2)	$(52.7)

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Successor			Predecessor
	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012	Four Months Ended April 30, 2012
Cash flows from operating activities:
Net loss	$(4.4)	$(28.2)	$(3.9)	$(52.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	241.2	186.8	115.0	29.2
Net gain on 2014 Refinancing Transaction	(33.1)	—	—	—
Gain on fair value adjustment of cost and equity method investment	(22.2)	—	—	—
Impairment of cost method investment	4.1	—	—	—
Amortization and loss on fair value of interest rate swaps	0.6	—	—	—
Equity in net income of affiliates, net of dividends	(3.3)	(3.6)	1.3	(3.7)
Deferred taxes	(20.8)	(16.2)	(5.1)	(18.3)
Amortization of senior notes purchase accounting fair value adjustment and note discount	(5.8)	(17.1)	(10.8)	—
(Gains) / losses on sale of other assets	—	(1.0)	—	0.1
Amortization of deferred financing fees	7.3	8.2	2.1	3.9
Stock-based compensation	8.0	6.3	2.7	2.0
Provision (reduction) for losses on trade accounts receivable	3.2	0.8	(1.9)	3.1
Change in control transaction fees	—	—	—	20.9
Other	1.3	(0.9)	2.6	(0.7)
Changes in assets and liabilities:
Trade accounts receivable	(36.3)	(3.1)	(1.0)	(24.7)
Other current and long-term assets	2.0	(8.6)	(78.8)	1.5
Trade accounts payable	6.1	5.9	(0.8)	1.6
Other current and long-term liabilities	6.4	14.1	25.6	89.9
Cash provided by operating activities	154.3	143.4	47.0	52.4
Cash flows from investing activities:
Capital expenditures	(155.2)	(81.7)	(48.8)	(20.4)
Proceeds from sale of trading securities	1.5	4.4	—	1.1
Purchases of trading securities	(2.1)	(1.8)	(0.5)	(1.1)
Proceeds from sale of other investments	9.7	—	—	—
Purchases of other investments	(15.1)	—	—	—
Acquisition of TransUnion Intermediate Holdings, Inc., net of cash acquired	—	—	(1,485.9)	—
Proceeds from sale of other assets	1.0	4.3	—	—
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(119.9)	(282.3)	(14.2)	(0.1)
Acquisition-related deposits, net	4.1	(10.0)	3.7	—
Other	—	0.1	(1.4)	0.9
Cash used in investing activities	(276.0)	(367.0)	(1,547.1)	(19.6)
Cash flows from financing activities:
Proceeds from senior secured term loan	1,895.3	1,133.4	—	—
Extinguishment of senior secured term loan	(1,120.5)	(923.4)	—	—

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Cash Flows-Continued (in millions)

	Successor			Predecessor
	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012	Four Months Ended April 30, 2012
Extinguishment of 11.375% senior unsecured notes	(645.0)	—	—	—
Proceeds from revolving line of credit	78.5	65.0	—	—
Payment on revolving line of credit	(28.5)	(65.0)	—	—
Proceeds from 9.625% notes	—	—	600.0	—
Proceeds from 8.125% notes	—	—	398.0	—
Repayments of debt	(25.6)	(11.9)	(17.2)	(14.6)
Debt financing fees (2014 fees include prepayment premium on early termination of 11.375% notes)	(61.5)	(5.2)	(41.3)	(6.1)
Change in control transaction fees	—	—	—	(20.9)
Proceeds from issuance of common stock and exercise of stock options	9.6	5.8	1,097.3	—
Treasury stock purchases	(0.2)	(3.4)	(0.7)	(1.3)
Distribution of merger consideration	—	—	—	(1.3)
Dividends	—	—	(373.8)	—
Distributions to noncontrolling interests	(10.4)	(8.0)	(7.2)	(0.4)
Other	0.2	—	—	(0.4)
Cash provided by (used in) financing activities	91.9	187.3	1,655.1	(45.0)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(6.8)	(0.7)	0.8
Net change in cash and cash equivalents	(33.3)	(43.1)	154.3	(11.4)
Cash and cash equivalents, beginning of period	111.2	154.3	—	107.8
Cash and cash equivalents, end of period	$77.9	$111.2	$154.3	$96.4

Noncash investing activities:
Property and equipment acquired through capital lease obligations	$—	$2.0	$—	$—
Noncash financing activities:
Finance arrangements	$12.9	$—	$—	$—
Exchange of TransUnion common stock for ownership interest in TransUnion Intermediate Holdings, Inc.	$—	$—	$10.4	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$191.0	$211.8	$140.4	$12.7
Income taxes, net of refunds	25.2	23.3	14.9	5.6

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests
Predecessor balance, December 31, 2011	29.8	$0.3	$893.9	$(0.2)	$(1,739.0)	$(3.6)	$24.2	$(824.4)	$—
Net income (loss)	—	—	—	—	(54.9)	—	2.5	(52.4)	—
Other comprehensive income	—	—	—	—	—	2.2	0.3	2.5	—
Stock-based compensation	—	—	2.0	—	—	—	—	2.0	—
Exercise of stock options	—	—	0.1	—	—	—	—	0.1	—
Impact of share-based awards modification	—	—	(3.3)	—	—	—	—	(3.3)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	—
Treasury stock purchased	—	—	—	(1.3)	—	—	—	(1.3)	—
Effects of merger transaction	—	—	—	—	(0.4)	—	—	(0.4)	—
Predecessor balance, April 30, 2012	29.8	$0.3	$892.7	$(1.5)	$(1,794.3)	$(1.4)	$26.6	$(877.6)	$—

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests
Successor balance, February 15, 2012 (inception)	—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	(8.8)	—	4.9	(3.9)	—
Other comprehensive loss	—	—	—	—	—	(24.4)	(2.0)	(26.4)	—
Acquisition of noncontrolling interests in TransUnion Intermediate Holdings, Inc. subsidiaries	—	—	—	—	—	—	26.6	26.6	—
Purchase accounting adjustments related to acquisition of TransUnion Intermediate Holdings, Inc.	—	—	—	—	—	—	87.0	87.0	(0.3)
Reclassification of redeemable non-controlling interests	—	—	—	—	—	—	(17.9)	(17.9)	17.9
Acquisition of Africa subsidiary	—	—	—	—	—	—	1.9	1.9	—
Additional acquisition price for Brazil subsidiary	—	—	—	—	—	—	—	—	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.2)	(7.2)	—
Purchase of noncontrolling interests	—	—	0.1	—	—	—	—	0.1	(3.3)
Dividends	—	—	—	—	(373.8)	—	—	(373.8)	—
Stock-based compensation	—	—	2.7	—	—	—	—	2.7	—
Issuance of stock	110.2	1.1	1,106.6	—	—	—	—	1,107.7	—
Treasury stock purchased	(0.1)	—	—	(0.7)	—	—	—	(0.7)	—
Successor balance December 31, 2012	110.1	$1.1	$1,109.4	$(0.7)	$(382.6)	$(24.4)	$93.3	$796.1	$14.7

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests
Net income (loss)	—	$—	$—	$—	$(35.1)	$—	$6.8	$(28.3)	$0.1
Other comprehensive loss	—	—	—	—	—	(48.8)	(1.9)	(50.7)	(2.7)
Acquisition of Brazil subsidiary	—	—	—	—	—	—	—	—	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.8)	(7.8)	(0.2)
Purchase of noncontrolling interests	—	—	0.3	—	—	—	—	0.3	(1.9)
Stock-based compensation	—	—	6.3	—	—	—	—	6.3	—
Issuance of stock	0.4	—	5.2	—	—	—	—	5.2	—
Exercise of stock options	0.1	—	0.6	—	—	—	—	0.6	—
Treasury stock purchased	(0.4)	—	—	(3.4)	—	—	—	(3.4)	—
Purchase accounting adjustments related to acquisition of TransUnion Intermediate Holdings, Inc. subsidiaries	—	—	—	—	—	—	(3.3)	(3.3)	—
Disposal of noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)	—
Stockholder contribution	—	—	—	—	—	—	0.1	0.1	—
Successor balance December 31, 2013	110.2	$1.1	$1,121.8	$(4.1)	$(417.7)	$(73.2)	$86.6	$714.5	$17.6

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests
Net income (loss)	—	$—	$—	$—	$(12.5)	$—	$8.4	$(4.1)	$(0.3)
Other comprehensive loss	—	—	—	—	—	(44.3)	(7.5)	(51.8)	(2.0)
Establishment of noncontrolling and redeemable noncontrolling interests	—	—	—	—	—	—	85.1	85.1	8.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.1)	(10.1)	(0.3)
Purchase of noncontrolling interests	—	—	(1.4)	—	—	—	(2.0)	(3.4)	—
Stockholder contribution from noncontrolling interests	—	—	—	—	—	—	0.1	0.1	—
Stock-based compensation	—	—	8.0	—	—	—	—	8.0	—
Issuance of stock	0.5	—	8.5	—	—	—	—	8.5	—
Exercise of stock options	0.2	—	1.1	—	—	—	—	1.1	—
Treasury stock purchased	—	—	—	(0.2)	—	—	—	(0.2)	—
Successor balance December 31, 2014	110.9	$1.1	$1,138.0	$(4.3)	$(430.2)	$(117.5)	$160.6	$747.7	$23.4

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013, and 2012

1. Significant Accounting and Reporting Policies
Description of Business
TransUnion is a leading global risk and information solutions provider. Our mission is to help people worldwide access opportunities that lead to a higher quality of life. We accomplish this by helping businesses optimize their risk-based decisions and by enabling consumers to better understand and manage their personal information. Businesses embed our solutions into their process workflows to manage risk and to drive better business outcomes. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We have deep domain expertise across a number of attractive industry verticals, including financial services, insurance and healthcare, as well as a global presence in over 30 countries across North America, Africa, Latin America and Asia.
We obtain financial, credit, alternative credit, identity, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information from over 90,000 data sources, including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our deep analytics expertise, which includes our people as well as tools such as predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enables businesses and consumers to gain better insights into their risk and financial data. Our decisioning capability, which is generally delivered on a software-as-a-service platform, allows businesses to interpret data and apply their specific qualifying criteria to make decisions and take action with their customers. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud. Similarly, our capabilities allow consumers to see how their credit profile have changed over time, understand the impact of financial decisions on their credit score and manage their personal financial information as well as to take precautions against identity theft.
Basis of Presentation
The accompanying consolidated financial statements of TransUnion (formerly known as TransUnion Holding Company, Inc.) and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods presented. All significant intercompany transactions and balances have been eliminated.
TransUnion Holding Company, Inc. was formed on February 15, 2012, as a vehicle to acquire TransUnion Corp. on April 30, 2012. On March 26, 2015, TransUnion Holding Company, Inc. was renamed TransUnion and TransUnion Corp. was renamed TransUnion Intermediate Holdings, Inc. ("TransUnion Intermediate"). The historical financial statements and information are presented on a Successor and Predecessor basis. The historical financial information for TransUnion Intermediate reflects the consolidated results of TransUnion Intermediate and its subsidiaries prior to the 2012 Change in Control Transaction (the “Predecessor”). The historical financial information for TransUnion reflects the stand-alone results of its operations from its date of inception and the consolidated results of TransUnion Intermediate and its subsidiaries after April 30, 2012 (the “Successor”).

Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refers to TransUnion with its direct and indirect subsidiaries, including TransUnion Intermediate, or to TransUnion Intermediate and its subsidiaries for periods prior to the forming of TransUnion.
2012 Change in Control Transaction
TransUnion was formed by affiliates of Advent International Corporation (“Advent”) and Goldman Sachs & Co. (“GS”) on February 15, 2012, as a vehicle to acquire 100% of the outstanding common stock of TransUnion Intermediate. On April 30, 2012, pursuant to an Agreement and Plan of Merger, TransUnion acquired TransUnion Intermediate. To partially fund the acquisition, TransUnion issued $600.0 million aggregate principal amount of 9.625%/10.375% senior PIK toggle notes due 2018 (9.625% notes). We refer to these transactions collectively as the “2012 Change in Control Transaction.”
The 2012 Change in Control Transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, with the basis of the assets acquired and liabilities assumed recorded at fair value to reflect the purchase price.

Subsequent Events
Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management, and when appropriate, recognized or disclosed in the consolidated financial statements.
Principles of Consolidation
The consolidated financial statements of TransUnion include the accounts of TransUnion and all of its majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which the Company has at least a 20% ownership interest, or where it is able to exercise significant influence, are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which the Company has less than a 20% ownership interest, or where it is not able to exercise significant influence, are accounted for using the cost method and periodically reviewed for impairment.
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
Change in Accounting Estimate
Effective July 1, 2014, we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to transform our technology infrastructure and corporate headquarters facility. As a result, depreciation and amortization expense increased by $17.5 million. The net of tax impact of this change decreased net income attributable to TransUnion by $11.2 million,or $0.10 per share.
Reclassifications
We have reclassified certain items, which are not material, that are presented in our prior period consolidated financial statements to conform to the current year’s presentation.
Segments
We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”); International; and Consumer Interactive (formerly "Interactive"). We also report expenses for Corporate, which provides support services to each operating segment. Details of our segment results are discussed in Note 17, “Operating Segments.”
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
A significant portion of our revenue is derived from providing information services to our customers. This revenue is recognized when services are provided, assuming all criteria for revenue recognition are met. A smaller portion of our revenue relates to subscription-based contracts where a customer pays a predetermined fee for a predetermined, or unlimited, number of transactions or services during the subscription period. Revenue related to subscription-based contracts having a preset number of transactions is recognized as the services are provided, using an effective transaction rate as the actual transactions are completed. Any remaining revenue related to unfulfilled units is not recognized until the end of the related contract’s subscription period. Revenue related to subscription-based contracts having an unlimited volume is recognized straight-line over the contract term.
Deferred revenue generally consists of amounts billed in excess of revenue recognized for the sale of data services, subscriptions and set up fees. Deferred revenue is included in other current liabilities.

Costs of Services
Costs of services include data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses, research and development costs and occupancy costs associated with the facilities where these functions are performed.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions. Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2014 and 2013, and from the date of inception through December 31, 2012 were $31.3 million, $32.3 million and $19.2 million, respectively. Advertising costs of TransUnion Intermediate Predecessor for the four months ended April 30, 2012 were $15.5 million.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The exchange rate loss for the years ended December 31, 2014 and December 31, 2013, was $1.1 million and $0.8 million, respectively. The exchange rate gain from the date of inception through December 31, 2012 was less than $0.1 million. The exchange rate gain of TransUnion Intermediate Predecessor for the four months ended April 30, 2012 was $0.2 million.
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

Long-Lived Assets
Property, Plant, Equipment and Intangibles
Property, plant and equipment was adjusted to fair value on the date of the 2012 Change in Control Transaction. All subsequent purchases of property, plant and equipment have been recorded at cost. Property, plant and equipment is depreciated primarily using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are generally depreciated over twenty years. Computer equipment and purchased software are depreciated over three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Other assets are depreciated over five to seven years. Intangibles, other than indefinite-lived intangibles, are amortized using the straight-line method over their economic life, generally three to forty years. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. See Note 2, “Change in Control Transaction,” Note 5, “Property, Plant and Equipment,” and Note 7, “Intangible Assets,” for additional information about these assets.
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
Impairment of Long-Lived Assets
We review long-lived assets that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. No significant impairment charges were recorded during 2014, 2013, or 2012.
Marketable Securities
We classify our investments in debt and equity securities in accordance with our intent and ability to hold the investments. Held-to-maturity securities are carried at amortized cost, which approximates fair value, and are classified as either short-term or long-term investments based on the contractual maturity date. Earnings from these securities are reported as a component of interest income. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income. Trading securities are carried at fair value, with unrealized gains and losses included in income.
At December 31, 2014 and 2013, the Company's marketable securities consisted of trading securities and available-for-sale securities. The trading securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. The available-for-sale securities relate to foreign exchange-traded corporate bonds. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. We follow fair value guidance to measure the fair value of our financial assets as further described in Note 16, "Fair Value."
We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income. There were no other-than-temporary impairments of marketable securities in 2014, 2013, or 2012.
Goodwill and Other Indefinite-Lived Intangibles
Goodwill and other indefinite-lived intangible assets are allocated to various reporting units, which are an operating segment or one level below an operating segment. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the fourth quarter, or on an interim basis if an indicator of impairment is present. For goodwill, we compare the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. For other indefinite-lived intangibles, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded. We use discounted cash flow techniques to determine the fair value of our reporting units and other indefinite-lived intangibles. See Note 6, “Goodwill,” and Note 7, “Intangible Assets,” for additional information about these assets.
Benefit Plans
We maintain a 401(k) defined contribution profit sharing plan for eligible employees. We provide a partial matching contribution and a discretionary contribution based on a fixed percentage of a participant’s eligible compensation. Contributions to this plan for the years ended December 31, 2014 and 2013, and from the date of inception through December 31, 2012, were $14.1 million, $12.4 million and $6.9 million, respectively. Contributions to this plan by TransUnion Intermediate Predecessor for the four months ended April 30, 2012, were $4.8 million. We also maintain a nonqualified deferred compensation plan for certain key employees. The deferred compensation plan contains both employee deferred compensation and company contributions. These investments are held in the TransUnion Rabbi Trust, and are included in marketable securities in the consolidated balance sheets. The assets held in the Rabbi Trust are for the benefit of the participants in the deferred compensation plan, but are available to our general creditors in the case of our insolvency. The liability for amounts due to these participants is included in other current liabilities and other liabilities in the consolidated balance sheets.
Recently Adopted Accounting Pronouncements
On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU No. 2013-11 provides guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This guidance was adopted by the Company effective January 1, 2014, and did not result in a material change in the Company’s consolidated financial statements. See Note 14, "Income Taxes," for further details regarding the impact of this adoption.
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
On June 19, 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This update clarifies the accounting for share-based awards with performance targets and is effective for years beginning after December 15, 2015. We are currently assessing the impact this guidance will have on our consolidated financial statements.
2. Change in Control Transaction
2012 Change in Control Transaction
On April 30, 2012, TransUnion Intermediate was acquired by affiliates of Advent and GS, for the aggregate purchase price of $1,592.7 million, plus the assumption of existing debt. As a result, TransUnion Intermediate became a wholly-owned subsidiary of TransUnion. In connection with the acquisition, all existing stockholders of TransUnion Intermediate received cash consideration for their shares and all existing option holders received cash consideration based on the value of their options. To partially fund the acquisition, TransUnion issued $600.0 million aggregate principal amount of the 9.625% notes. At the time of the transaction, TransUnion was owned 49.5% by affiliates of Advent, 49.5% by affiliates of GS and 1% by members of management.

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

The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price of TransUnion Intermediate exceeded the fair value of the net assets acquired due primarily to growth opportunities and operational efficiencies.
Identifiable Intangible Assets
The fair values of the intangible assets acquired consisted of the following:

(in millions)	Fair Value	Estimated Useful Life
Database and credit files	$765.0	15 years
Technology and software	364.6	7 years
Trade names and trademarks	546.1	40 years
Customer relationships	308.0	20 years
Other	2.7	5 years
Total identifiable intangible assets	$1,986.4
The weighted-average useful life of identifiable intangible assets is approximately 21 years.
Acquisition Costs
The Company incurred $36.5 million of acquisition-related costs, including investment banker fees, legal fees, due diligence and other external costs recorded in other income and expense. Of this total, $15.6 million was incurred by the Successor and $20.9 million was incurred by the Predecessor. The Predecessor also incurred $2.7 million of loan fees for a bridge loan prior to the date of acquisition.
3. Business Combinations

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
The weighted-average useful life of identifiable intangible assets is approximately 11 years.

Acquisition Costs
During 2013, the Company incurred $3.7 million of acquisition-related costs for TLO, including banking fees, legal fees, due diligence and other external costs, which were expensed and recorded in other income and expense in the fourth quarter of 2013. Additional TLO acquisition-related costs of $0.5 million were incurred and expensed during 2014.
DHI
On November 12, 2014, we acquired an 87.5% ownership interest in Drivers History Information Sales, LLC ("DHI"). DHI provides traffic violations and criminal court data. The results of operations of DHI, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of acquisition.
L2C
On October 17, 2014, we increased our equity interest in L2C, Inc. ("L2C") from 11.6% to 100%. L2C provides predictive analytics using alternative data. The results of operations of L2C, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date we obtained control.

CIBIL
During 2014, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”) from 27.5% to 55.0%. This additional purchase gave us control and resulted in our consolidation of CIBIL. CIBIL's results of operations, which are not material, are included as part of our International segment in our consolidated statements of income since May 21, 2014, the date we obtained control. See Note 9, "Investments in Affiliated Companies," for additional information.
eScan
On September 4, 2013, we acquired 100% ownership of e-Scan Data Systems, Inc. ("eScan"), a business that provides services to healthcare providers to capture uncompensated care costs in their revenue management programs. This acquisition is in line with our strategic objective to invest in the growing healthcare industry. The results of operations of eScan, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.
ZipCode
On March 1, 2013, we acquired 80% ownership in Data Solutions Serviços de Informática Ltda. (“ZipCode”), a Brazilian company that provides data enrichment and registry information services. This acquisition is in line with our strategic objective to invest in growing international regions. The results of operations of ZipCode, which are not material, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.
4. Other Current Assets
Other current assets consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
Deferred income tax assets	$51.2	$22.1
Prepaid expenses	43.4	34.9
Other investments	8.8	—
Deferred financing fees	8.2	6.8
Marketable securities	3.0	—
Income taxes receivable	2.8	6.8
Other	5.3	2.9
Total other current assets	$122.7	$73.5

Other investments are foreign non-negotiable certificates of deposit that we acquired with CIBIL. The majority of these certificates of deposits are in denominations of greater than $0.1 million. As of December 31, 2014, these investments were recorded at their carrying value.
5. Property, Plant and Equipment
Property, plant and equipment, including those acquired by capital lease, consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
Computer equipment and furniture	$153.1	$107.8
Building and building improvements	89.0	64.3
Purchased software	59.5	45.3
Land	3.2	3.2
Total cost of property, plant and equipment	304.8	220.6
Less: accumulated depreciation	(123.4)	(70.2)
Total property, plant and equipment, net of accumulated depreciation	$181.4	$150.4
Depreciation expense, including depreciation of assets recorded under capital leases, for the years ended December 31, 2014 and December 31, 2013, and from the date of inception through December 31, 2012, was $56.7 million, $44.0 million and $26.7 million, respectively. Depreciation expense for the Predecessor four months ended April 30, 2012, was $12.4 million.

6. Goodwill
Goodwill is tested for impairment at the reporting unit level on an annual basis, in the fourth quarter, or on an interim basis if changes in circumstances could reduce the fair value of a reporting unit below its carrying value. Our reporting units are consistent with our operating segments for the U.S. Information Services and Consumer Interactive segments. The reporting units for our International segment are the geographic regions of Africa, Canada, Latin America and Asia.
Our impairment tests are performed using a discounted cash flow analysis that requires certain assumptions and estimates regarding economic factors and future profitability. Goodwill impairment tests performed during 2014, 2013 and 2012 resulted in no impairment. At December 31, 2014, there was no accumulated goodwill impairment loss.
As a result of the 2012 Change in Control Transaction, the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See Note 2, “2012 Change in Control Transaction.”
Goodwill allocated to our segments as of December 31, 2014, December 31, 2013, and December 31, 2012, and the changes in the carrying amount of goodwill during those periods consisted of the following:

(in millions)	USIS	International	Consumer Interactive	Total
Balance, December 31, 2012	$1,135.3	$532.1	$136.8	$1,804.2
Purchase accounting adjustments	(4.7)	(3.8)	(0.6)	(9.1)
Acquisitions	125.9	25.4	—	151.3
Tax deductible goodwill adjustment	—	(2.1)	—	(2.1)
Foreign exchange rate adjustment	—	(33.9)	—	(33.9)
Sale of Africa subsidiary	—	(0.7)	—	(0.7)
Balance, December 31, 2013	$1,256.5	$517.0	$136.2	$1,909.7
Purchase accounting adjustments	10.3	—	—	10.3
Acquisitions	40.8	92.9	—	133.7
Foreign exchange rate adjustment	—	(29.8)	—	(29.8)
Balance, December 31, 2014	$1,307.6	$580.1	$136.2	$2,023.9
As of December 31, 2014, our estimates of fair value for each reporting unit exceeded the carrying amount of the corresponding reporting unit. The estimated fair value of our Latin America reporting unit exceeded its carrying amount by 5%. A 10% increase in the discount rate or a 10% decrease in the estimated cash flows of the reporting unit could not have resulted in an impairment in any reporting unit other than the Latin America reporting unit.
See Note 2, “Change in Control Transaction,” and Note 3, “Business Combinations,” for information on our purchase accounting adjustments and business acquisitions.
7. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. Increases to the gross amount of intangible assets during 2014 included expenditures to develop internal use software and increases due to business acquisitions, partially offset by the impact of foreign exchange rate adjustments.
Intangible assets consisted of the following:

	December 31, 2014			December 31, 2013
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Database and credit files	$801.3	$(135.8)	$665.5	$761.8	$(84.3)	$677.5
Internal use software	580.0	(187.3)	392.7	510.4	(94.7)	415.7
Customer relationships	392.4	(46.0)	346.4	336.1	(25.8)	310.3
Trademarks, copyrights and patents	571.5	(37.9)	533.6	550.7	(22.2)	528.5
Noncompete and other agreements	2.2	(0.8)	1.4	2.5	(0.5)	2.0
Total intangible assets	$2,347.4	$(407.8)	$1,939.6	$2,161.5	$(227.5)	$1,934.0

All amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Database and credit files are amortized over a twelve- to fifteen-year period. Internal use software is amortized over a three- to seven-year period. Customer relationships are amortized over a ten- to twenty-year period. Trademarks are generally amortized over a forty-year period. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated economic life. The increase in gross intangible assets is primarily a result of business acquisitions during 2014. See Note 3, “Business Combinations,” for information on our business acquisitions.
Amortization expense related to intangible assets for the years ended December 31, 2014 and 2013, and from inception through December 31, 2012, was $184.5 million, $142.8 million, and $88.3 million, respectively. Amortization expense for the Predecessor four months ended April 30, 2012, was $16.8 million.
Estimated future amortization expense related to purchased intangible assets at December 31, 2014, is as follows:

(in millions)	Annual Amortization Expense
2015	$214.3
2016	180.1
2017	146.2
2018	134.0
2019	115.6
Thereafter	1,149.4
Total future amortization expense	$1,939.6
8. Other Assets
Other assets consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
Investments in affiliated companies	$52.8	$92.4
Deferred financing fees	25.8	29.7
Other investments	18.8	—
Deposits	11.5	15.8
Marketable securities	10.9	9.9
Other	0.1	0.7
Total other assets	$119.9	$148.5

The decrease in investments in affiliated companies was primarily due to our acquisition of a controlling equity interest in CIBIL, which we now consolidate. Other investments include foreign non-negotiable certificates of deposit that we acquired with CIBIL. The majority of these certificates of deposits are in denominations of greater than $0.1 million. As of December 31, 2014, these investments are recorded at their carrying value. See Note 3, "Business Combinations," and Note 9, "Investments in Affiliated Companies," for additional information regarding the CIBIL acquisition.
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

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. During 2014, we incurred a loss of $4.1 million recorded in our USIS segment on a cost method investment that was liquidated. The loss was included in other income and expense in the consolidated statements of income. We had no impairments of investments in affiliated companies during 2013 or 2012.
Investments in affiliated companies consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
Trans Union de Mexico, S.A. (25.69% ownership interest)	$45.0	$50.0
Credit Information Bureau (India) Ltd. ("CIBIL", 27.5% ownership interest in 2013)	—	28.4
All other equity method investments	6.9	6.1
Total equity method investments	$51.9	$84.5
Total cost method investments	0.9	7.9
Total investments in affiliated companies	$52.8	$92.4
These balances are included in other assets in the consolidated balance sheets.

During 2014, we increased our equity interest in CIBIL to 55.0%, obtained control and began consolidating results of operations of CIBIL as part of our International segment. As a result, CIBIL is no longer an equity method investment.

We remeasured our previously held equity interest in CIBIL at fair value as of the date we obtained control in accordance with the accounting guidance for acquisitions achieved in stages. As a result, we recognized a gain of $21.7 million in other income and expense in the second quarter of 2014.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Successor			Predecessor
(in millions)	Twelve Months Ended December, 2014	Twelve Months Ended December, 2013	From the Date of Inception through December 31, 2012	Four Months Ended April 30, 2012
Earnings from equity method investments	$12.5	$13.7	$8.0	$4.1
Dividends received from equity method investments	$9.2	$10.1	$9.3	$0.4
Under SEC Regulation S-X, Rule 4-08(g), our investment in TransUnion de Mexico, S.A. is considered a significant equity method investment. The summarized financial information and earnings for our equity method investments as required by SEC Regulation S-X, Rule 1-02(bb)(i) and (ii) consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
Current assets	$57.8	$83.0
Noncurrent assets	$14.7	$24.6
Current liabilities	$18.0	$26.3
Noncurrent liabilities	$0.1	$1.4

	Successor			Predecessor
(in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception through December 31, 2012	Four Months Ended April 30, 2012
Revenue	$124.9	$132.6	$82.4	$40.9
Operating income	$55.7	$57.7	$34.4	$16.9
Income from continuing operations	$43.9	$48.2	$28.6	$14.1
Net income	$43.9	$48.2	$28.6	$14.1

Dividends received from cost method investments were $0.8 million, $0.7 million, and $0.6 million in 2014 and 2013 and from the date of inception through December 31, 2012, respectively. We received no dividends from cost method investments for the four months ended April 30, 2012. Dividends received from cost method investments have been included in other income and expense.
10. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
Accrued payroll	$71.5	$63.7
Accrued interest	20.5	23.1
Accrued legal and regulatory	17.8	13.8
Accrued employee benefits	13.0	9.6
Deferred revenue	8.6	9.1
Other	18.0	14.2
Total other current liabilities	$149.4	$133.5
11. Other Liabilities
Other liabilities consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
Retirement benefits	$10.8	$10.4
Unrecognized tax benefits	0.3	4.6
Other	11.0	7.6
Total other liabilities	$22.1	$22.6

12. Debt
Debt outstanding consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
Senior secured term loan, payable in quarterly installments through April 9, 2021, including variable interest (4.00% at December 31, 2014) at LIBOR or alternate base rate, plus applicable margin, including original discount (premium) of $4.3 million and $(0.2) million at December 31, 2014, and December 31, 2013, respectively	$1,881.5	$1,123.5
Senior secured revolving line of credit, due on April 9, 2019, variable interest (3.75% at December 31, 2014) at LIBOR or alternate base rate, plus applicable margin	50.0	—
11.375% Senior Notes - Senior notes, principal due June 15, 2018, (paid in full in May 2014) semi-annual interest payments, 11.375% fixed interest per annum, including unamortized fair value adjustment of $95.9 million as of December 31, 2013	—	740.9
9.625% Senior Notes - Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum	600.0	600.0
8.125% Senior Notes - Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, including original issuance discount of $1.3 million and $1.7 million at December 31, 2014, and December 31, 2013, respectively	398.7	398.3
Other notes payable	7.4	—
Capital lease obligations	2.3	4.2
Total debt	$2,939.9	$2,866.9
Less short-term debt and current portion of long-term debt	(74.0)	(13.8)
Total long-term debt	$2,865.9	$2,853.1
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2014, was as follows:

(in millions)
2015	$74.0
2016	23.4
2017	19.4
2018	1,019.0
2019	19.0
Thereafter	1,790.7
Unamortized premiums and discounts on notes	(5.6)
Total	$2,939.9

Senior Secured Credit Facility
On June 15, 2010, the Company entered into a senior secured credit facility with various lenders. The credit facility consists of a senior secured term loan and a senior secured revolving line of credit. On April 9, 2014, we refinanced and amended the senior secured credit facility. The refinancing resulted in an increase in the outstanding senior secured term loan from $1,120.5 million to $1,900.0 million. The amendment, among other things, reduced the interest rate floor and margins, reduced the amount available under the senior secured revolving line of credit from $210.0 million to $190.0 million, extended the maturity dates, and changed certain covenant requirements. The additional borrowings were used in part to repay all amounts outstanding under the existing senior secured revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings were used to redeem the entire $645.0 million outstanding balance of the 11.375% notes issued by TransUnion LLC and its wholly-owned subsidiary, TransUnion Financing Corporation, including a prepayment premium and unpaid accrued interest through June 15, 2014. We refer to these transactions collectively as the "2014 Refinancing Transaction." The early redemption of the 11.375% notes resulted in a net gain of $45.8 million recorded in other income and expense in the consolidated statements of income consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $43.6 million. The senior secured credit facility refinancing resulted in $12.7 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income.
Interest rates on the refinanced senior secured term loan are based on the London Interbank Offered Rate (“LIBOR”) unless otherwise elected, and subject to a floor of 1.00%, plus a margin of 2.75% or 3.00% depending on our senior secured net leverage ratio. Under the refinanced senior secured term loan, the Company is required to make principal payments of 0.25% of the refinanced original principal balance at the end of each quarter, with the remaining balance due April 9, 2021. The Company will also be required to make additional payments beginning in 2015 based on excess cash flows of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year.
During the fourth quarter of 2014, the Company borrowed $50.0 million against the senior secured revolving line of credit to partially fund acquisitions. As of December 31, 2014, the entire $50.0 million borrowed against the senior secured revolving line of credit remained outstanding.
Interest rates on the refinanced senior secured revolving line of credit are based on LIBOR unless otherwise elected, and subject to a floor of 1.00%, plus a margin of 2.50% or 2.75% depending on our senior secured net leverage ratio. There is a 0.375% or 0.50% annual commitment fee, depending on our senior secured net leverage ratio, payable quarterly based on the undrawn portion of the senior secured revolving line of credit. The commitment under the senior secured revolving line of credit expires on April 9, 2019.
With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all of the loan covenants.
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the then existing senior secured term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we had designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the three-month LIBOR. The net amount paid or received was recorded as an adjustment to interest expense. As a result of the April 9, 2014, senior secured credit facility amendment, the swaps were no longer expected to be highly effective and no longer qualify for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities in the consolidated balance sheet. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the remaining life of the swaps. Changes in the fair value of the swaps after April 9, 2014 through December 31, 2014, resulted in a loss of $0.3 million recorded in other income and expense.
11.375% Senior Notes
Trans Union LLC and its wholly-owned subsidiary TransUnion Financing Corporation issued $645.0 million principal amount of 11.375% senior unsecured notes due June 15, 2018. On May 9, 2014, the 11.375% notes were fully repaid using proceeds received on the new senior secured term loan.

9.625% Senior Notes
On March 21, 2012, the Company issued $600.0 million principal amount of 9.625%/10.375% senior unsecured PIK toggle notes (“9.625% Senior Notes”) due June 15, 2018, in a private placement to certain investors. Pursuant to an exchange offer completed in October 2012, these notes were subsequently registered with the SEC. The Company is required to pay interest on the 9.625% Senior Notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes (such increase being referred to as “PIK,” or paid-in-kind interest) to the extent described in the indenture.
The indenture governing the 9.625% Senior Notes contains nonfinancial covenants that include restrictions on our ability to pay dividends or distributions, repurchase equity, prepay junior debt, make certain investments, incur additional debt, issue certain stock, incur liens on property, merge, consolidate or sell certain assets, enter into transactions with affiliates, and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to TransUnion. We are in compliance with all covenants under the indenture.
8.125% Senior Notes
On November 1, 2012, the Company issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% Senior Notes”) due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. Pursuant to an exchange offer completed in August 2013, these notes were subsequently registered with the SEC. The Company is required to pay interest on the 8.125% Senior Notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.
The indenture governing the 8.125% Senior Notes and the nonfinancial covenants are substantially identical to those governing the 9.625% notes. We are in compliance with all covenants under the indenture.
Fair Value of Debt
The estimated fair values of our 9.625% and 8.125% Senior Notes as of December 31, 2014, were $613.7 million and $410.2 million, respectively, compared with book values of $600.0 million and $398.7 million, respectively. The fair values of these fixed-rate notes, as determined under Level 2 of the fair-value hierarchy, are measured using quoted market prices of these publicly traded securities. The book value of our variable-rate debt approximates its fair value. The estimated fair value of our debt may not represent the actual settlement value due to redemption premiums and prepayment penalties that we may incur in connection with extinguishing our debt before its stated maturity.
13. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our long-term incentive stock plans. There were 7.7 million, 7.1 million, and 6.5 million anti-dilutive stock-based awards outstanding at December 31, 2014, December 31, 2013, and December 31 2012, respectively, including contingently issuable market-based stock options. These awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Basic and diluted weighted average shares outstanding and earnings per share for the years ended December 31, 2014 and 2013, from the date of inception through December 31, 2012, and four months ended April 30, 2012, were as follows:

	Successor			Predecessor
(in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception through December 31, 2012	Four Months Ended April 30, 2012

Earnings per share - basic
Earnings available to common shareholders	$(12.5)	$(35.1)	$(8.8)	$(54.9)
Weighted average shares outstanding	110.5	109.9	109.7	29.8
Earnings per share - basic	$(0.11)	$(0.32)	$(0.08)	$(1.84)

Earnings per share - diluted
Earnings available to common shareholders	$(12.5)	$(35.1)	$(8.8)	$(54.9)

Weighted average shares outstanding	110.5	109.9	109.7	29.8
Dilutive impact of stock based awards	—	—	—	—
Weighted average dilutive shares outstanding	110.5	109.9	109.7	29.8
Earnings per share - diluted	$(0.11)	$(0.32)	$(0.08)	$(1.84)
14. Income Taxes
The provision (benefit) for income taxes on income (loss) from operations consisted of the following:

	Successor			Predecessor
(in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From Date of Inception Through December 31, 2012	Four Months Ended April 30, 2012
Federal
Current	$(0.1)	$0.1	$0.1	$1.0
Deferred	(15.9)	(15.5)	(3.0)	(16.1)
State
Current	0.4	—	(0.5)	0.1
Deferred	0.1	(0.3)	(0.3)	(1.5)
Foreign
Current	23.1	18.4	12.1	5.7
Deferred	(5.0)	(0.4)	(1.8)	(0.7)
Total provision (benefit) for income taxes	$2.6	$2.3	$6.6	$(11.5)
The components of income (loss) from operations before income taxes consisted of the following:

	Successor			Predecessor
(in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From Date of Inception Through December 31, 2012	Four Months Ended April 30, 2012
Domestic	$(54.1)	$(72.9)	$(33.3)	$(79.5)
Foreign	52.3	47.0	36.0	15.6
Total income (loss) from operations before income taxes	$(1.8)	$(25.9)	$2.7	$(63.9)

The effective income tax rate reconciliation consisted of the following:

	Successor						Predecessor
(in millions)	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		From Date of Inception Through December 31, 2012		Four Months Ended April 30, 2012
Income taxes at 35% statutory rate	$(0.6)	35.0%	$(9.1)	35.0%	$0.9	35.0%	$(22.4)	35.0%
Increase (decrease) resulting from:
State taxes	0.4	(23.9)%	(0.1)	0.4%	(0.9)	(35.0)%	(1.4)	2.2%
Foreign rate differential	(1.8)	98.7%	(0.9)	3.5%	(4.0)	(148.1)%	(1.2)	1.9%
Change in control transaction expenses	—	—	—	—	1.8	66.7%	2.7	(4.2)%
Application of indefinite reinvestment assertion to to foreign earnings	5.6	(308.4)%	15.1	(58.0)%	4.3	159.2%	8.1	(12.7)%
Impact of foreign dividends	—	(1.6)%	(1.7)	6.4%	5.0	185.2%	2.0	(3.1)%
Other	(1.0)	56.0%	(1.0)	3.9%	(0.5)	(18.6)%	0.7	(1.1)%
Total	$2.6	(144.2)%	$2.3	(8.8)%	$6.6	244.4%	$(11.5)	18.0%

For 2014 and 2013, we reported a loss before income taxes with income tax expense, resulting in a negative effective tax rate for both periods. This rate was lower than the 35.0% U.S. federal statutory rate due primarily to tax on our foreign earnings that are not considered indefinitely reinvested outside the United States.

For the period of inception through December 31, 2012, the effective tax rate was 244.4%. This rate was higher than the 35.0% U.S. federal statutory rate due primarily to the lapse of the look-through rule and the reduction in available foreign tax credits, the unfavorable impact of changes to our accrual on certain undistributed earnings of the Company’s controlled foreign subsidiaries and tax non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction, partially offset by a favorable tax rate differential on the Company’s foreign earnings.

For the four months ended April 30, 2012, TransUnion Intermediate Predecessor reported a loss before income taxes. The effective tax rate for this period of 18.0% was lower than the 35.0% U.S. federal statutory rate due primarily to the impact of recording tax expense on our undistributed foreign earnings, the non-deductibility of certain costs incurred in connection with the 2012 Change in Control Transaction and limitations on our foreign tax credits.

Effective January 1, 2012, the look-through provision under subpart F of the U.S. Internal Revenue Code expired.
Consequently, beginning in 2012, we recorded tax expense for the U.S. income tax we would incur in the absence of the look-through rule. As part of the American Taxpayer Relief Act of 2012 enacted into law on January 2, 2013, the look-through provision was retroactively reinstated to January 1, 2012, and we reversed the tax expense we recorded for subpart F in 2012 during the first quarter of 2013. The look-through rule was effective for 2013 and 2014 as well.

As a result of the 2012 Change in Control Transaction and increased debt service requirements resulting from the additional debt incurred by TransUnion, we asserted at December 31, 2012, that all undistributed foreign earnings from certain controlled foreign corporations accumulated as of April 30, 2012, were not indefinitely reinvested outside the United States. Accordingly, in 2012 we recorded a deferred tax liability for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the United States. In 2014, we modified this assertion due to changes in the Company’s capital structure. We now assert that $118.7 million of earnings from our Canadian, South African and Netherlands subsidiaries and CIBIL are not indefinitely reinvested outside the United States.

Components of net deferred income tax consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
Deferred income tax assets:
Compensation	$9.8	$6.8
Employee benefits	7.8	6.3
Legal reserves and settlements	5.3	3.5
Hedge investments	0.7	0.4
Financing related costs	3.6	39.4
Loss and credit carryforwards	110.7	72.5
Other	8.6	8.6
Gross deferred income tax assets	146.5	137.5
Valuation allowance	(42.1)	(25.9)
Total deferred income tax assets, net	$104.4	$111.6
Deferred income tax liabilities:
Depreciation and amortization	$(663.3)	$(647.3)
Investments in affiliated companies	(15.0)	(17.1)
Taxes on undistributed foreign earnings	(50.4)	(57.1)
Other	(1.3)	(4.9)
Total deferred income tax liability	(730.0)	(726.4)
Net deferred income tax liability	$(625.6)	$(614.8)
The temporary differences resulting from differing treatment of items for tax and accounting purposes results in deferred tax assets and liabilities. If deferred tax assets are not likely to be recovered in future years, a valuation allowance is recorded. During 2014, our valuation allowance increased $16.2 million primarily due to the current year foreign tax credit carryforward. As of December 31, 2014 and 2013, a valuation allowance of $42.1 million and $25.9 million, respectively, was recorded against the deferred tax assets generated by capital loss, foreign loss and foreign tax credit carryforwards. Our capital loss carryforwards will expire over the next five years, our U.S. net operating loss carryforward will expire in twenty years, and our foreign loss and foreign credit carryforwards will expire over the next ten years.
No provision has been made for U.S. income taxes or foreign withholding taxes on $141.7 million of unremitted earnings from certain non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in operations outside the United States. It is impractical at this time to determine the tax impact if these earnings were distributed. Remitting these earnings to the United States would result in additional tax expense.
The total amount of unrecognized tax benefits as of December 31, 2014 and 2013, was $1.9 million and $4.6 million, respectively. The amount of unrecognized tax benefits as of December 31, 2014 and 2013, which would affect the effective tax rate if recognized, was $0.3 million and $4.6 million, respectively.
The total amount of unrecognized tax benefits consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
Balance as of beginning of period	$4.6	$4.9
Reductions for tax positions of prior years	—	(0.1)
Reductions relating to settlement and lapse of statute	(2.7)	(0.2)
Balance as of end of period	$1.9	$4.6
We classify interest on unrecognized tax benefits as interest expense and tax penalties as other income or expense in the consolidated statements of income. We classify any interest or penalties related to unrecognized tax benefits as other liabilities in the consolidated balance sheets. Interest expense related to taxes was insignificant for the years ended December 31, 2014 and 2013. The accrued interest payable for taxes as of December 31, 2014 and 2013, was $0.9 million and $0.7 million, respectively. There was no significant expense recognized, or significant liability recorded, for tax penalties as of December 31, 2014 or 2013.
We are regularly audited by federal, state, local and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amount of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. As of December 31, 2014, tax years 2006 and forward remained open for examination in some state and foreign jurisdictions and tax years 2009 and forward remained open for the federal purposes. The Internal Revenue Service has issued its final Revenue Agent's Report to the Company for its 2009 through 2011 tax years. We have evaluated the issues raised and, where appropriate, made adjustments in 2014 where we determined that we did not have a more likely than not probability of prevailing upon appeal.
15. Stock-Based Compensation
In connection with the 2012 Change in Control Transaction, the 2010 Management Equity Plan (the "2010 Plan") was cancelled and replaced with the TransUnion Holding Company, Inc. 2012 Management Equity Plan (the "2012 Plan") as approved by stockholders. Under the 2012 Plan, stock-based awards may be issued to executive officers, employees and independent directors of the Company. A total of 9.1 million shares have been authorized for grant under the 2012 Plan. As of December 31, 2014, 0.4 million shares remain available for future issuance under the 2012 plan.
For the years ended December 31, 2014, and December 31, 2013, and from the date of inception through December 31, 2012, we recognized stock-based compensation of $10.6 million, $6.9 million, and $3.0 million, respectively, with related income tax benefits of approximately $3.8 million, $2.5 million and $1.1 million, respectively. For the four months ended April 30, 2012, TransUnion Intermediate Predecessor recognized $90.0 million stock-based compensation with related income tax benefits of approximately $32.4 million.
In connection with the 2012 Change in Control Transaction, all outstanding awards under the 2010 Plan immediately vested and TransUnion Intermediate Predecessor recognized $88.0 million of accelerated stock-based compensation, with a related income tax benefit of approximately $31.7 million. All options outstanding were then cancelled and existing option holders received $91.2 million in cash consideration for the value of their options.
Stock Options
Stock-options granted under the 2012 Plan have a ten-year term. For stock options granted to employees, 40% generally vest based on the passage of time (service condition options), and 60% vest based on the passage of time and meeting certain shareholder return on investment conditions (market condition options). All stock options granted to independent directors vest based on the passage of time.
Service condition options are valued using the Black-Scholes valuation model and vest over a five-year service period, with 20% generally vesting one year after the grant date, and 5% vesting each quarter thereafter. Compensation costs for the service condition awards are recognized on a straight-line basis over the requisite service period for the entire award. Market condition options are valued using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition awards, and vest over a five-year service period, contingent on meeting the market conditions.

The assumptions used to value the service condition options and the weighted-average grant date fair value for the periods presented were as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From Date of Inception Through December 31, 2012	Four Months Ended April 30, 2012
Service condition options:
Dividend yield	—	—	—	—
Expected volatility	55%-60%	60%-70%	59%	30%
Risk-free interest rate	0.9%-2.3%	0.9%-1.0%	0.9%	2.4%
Expected life, in years	5.9-6.4	5.9-6.1	6.2	6.5
Weighted-average grant date fair value	$8.16	$5.61	$4.97	$15.74

Market condition options:
Weighted-average grant date fair value	$7.45	$5.19	$4.08	$15.15
The dividend yield was estimated to be zero because we do not expect to pay dividends in the future. The expected volatility was estimated based on comparable company volatility. The risk-free interest rate was derived from the constant maturity treasury curve for terms matching the expected life of the award. The expected life was calculated using the simplified method described in SAB No. 110 because we do not have sufficient historical data related to exercise behavior.
In connection with a special dividend of $3.41 per common share paid on November 1, 2012, the Compensation Committee of the Board of Directors approved an equitable adjustment to reduce the exercise price of options outstanding at November 9, 2012, from $10.07 to $6.65 per share. Since the Company’s options do not contain mandatory anti-dilution provisions, the adjustment was treated as a modification of the options’ terms and conditions, resulting in $2.8 million of additional compensation expense that is being recognized over the remaining requisite service period as of the modification date.
Stock option activity as of and for the years ended December 31, 2014 and December 31, 2013, consisted of the following:

(in millions, except share and per share information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	7,106,389	$7.46	8.8	$28.2
Granted	1,461,865	$14.76
Exercised	(164,484)	$6.65
Forfeited	(717,973)	$8.64
Expired	(1,350)	$6.65
Outstanding at December 31, 2014	7,684,447	$8.83	8.2	$65.8

Fully vested and expected to vest at December 31, 2014	7,022,716	$8.83	8.2	$60.2
Exercisable at December 31, 2014	995,418	$7.17	7.9	$10.2
As of December 31, 2014, stock-based compensation expense remaining to be recognized in future years related to options, excluding an estimate for forfeitures, was $11.3 million for service condition options and $15.5 million for market condition options, with weighted-average recognition periods of 3.5 years and 2.7 years, respectively. During 2014, cash received from the exercise of stock options was $1.1 million with a tax benefit realized from these exercises of approximately $0.1 million.

The intrinsic value of options exercised and the fair value of options vested for the periods presented are as follows:

	Successor			Predecessor
(in millions)	Year Ended December 31, 2014	Year Ended December 31, 2013	From Date of Inception Through December 31, 2012	Four Months Ended April 30, 2012
Intrinsic value of options exercised	$1.1	$0.5	$—	$—
Total fair value of options vested	$3.0	$3.7	$—	$18.2
For the four months ended April 30, 2012, the total fair value of options vested includes the fair value of options that vested in connection with the 2012 Change in Control Transaction.
Stock appreciation rights
During the years ended December 31, 2014, and December 31, 2013, and from the date of inception through December 31, 2012, the Company granted 0.1 million, 0.1 million and 0.9 million stock appreciation rights (“SARs”), respectively, with weighted-average exercise prices of $14.58, $9.52 and $6.65, respectively. The SARs have a ten-year term, with 40% vesting over a five-year service period and 60% vesting over a five-year service period contingent on meeting certain market conditions. The SARs provide for cash settlement and are being accounted for as liability awards, with expense recognized based on the award's fair value and the percentage of requisite service rendered at the end of each reporting period.
In connection with a special dividend of $3.41 per common share paid on November 1, 2012, the Compensation Committee of the Board of Directors approved an equitable adjustment to reduce the exercise price of the SARs outstanding at November 9, 2012, from $10.07 to $6.65 per share.
As of December 31, 2014, 0.1 million SARs had vested, 0.2 million SARs had been forfeited, and 0.1 million SARs had been exercised. During 2014, $0.1 million of share-based liabilities were paid for SARs that were exercised during the year. Stock-based compensation expense remaining to be recognized in future years related to SARs was $3.9 million based on the fair value of the awards at December 31, 2014.
Restricted stock
During 2012, the Company granted 25,082 shares of restricted stock that cliff vest after three years under the 2012 Management Equity Plan. During 2014 and 2013, there we no new grants or forfeitures and none of the restricted stock vested. The weighted average grant date fair value was $6.65. As of December 31, 2014, stock-based compensation expense remaining to be recognized in future years related to restricted stock was $0.1 million with a weighted-average recognition period of one year.
In connection with a special dividend of $3.41 per common share paid on November 1, 2012, the grant date fair value of restricted stock issued was reset from $10.07 to $6.65 per share.
16. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2014:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$10.9	$6.6	$4.3	$—
Available for sale securities	3.0	—	3.0	—
Total	$13.9	$6.6	$7.3	$—

Liabilities
Contingent obligation	$(5.0)	$—	$—	$(5.0)
Interest rate swaps	(2.0)	—	(2.0)	—
Total	$(7.0)	$—	$(2.0)	$(5.0)

Level 1 instruments consist of exchange-traded mutual funds. Exchange-traded mutual funds are trading securities valued at their current market prices. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants.

Level 2 instruments consist of pooled separate accounts, foreign exchange-traded corporate bonds and interest rate swaps. Pooled separate accounts are designated as trading securities valued at net asset values. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants. Foreign exchange-traded corporate bonds are available-for-sale securities valued at their current quoted prices. These securities mature between 2027 and 2033. Interest rate swaps fair values are determined using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. See Note 12, “Debt” for additional information regarding interest rate swaps.

Unrealized gains and losses on trading securities are included in net income, while unrealized gains and losses on available for sale securities are included in other comprehensive income. There were no significant realized or unrealized gains or losses on our securities for any of the periods presented.
Level 3 instruments consist of contingent obligations related to recent acquisitions with maximum payouts totaling $19.5 million. These obligations are contingent upon meeting certain performance requirements in 2015 and 2016. The fair values of these obligations were determined based on an income approach, using our current expectations of the future earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During 2014, we recorded an expense of $1.5 million as a result of changes to the fair value of these obligations.
17. Operating Segments
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
The following is a more detailed description of the three operating segments and the Corporate unit, which provides support services to each operating segment:
U.S. Information Services
U.S. Information Services (“USIS”) provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. These core capabilities and delivery platforms in our USIS segment allow us to serve a broad set of customers and business issues. We offer our services to customers in the financial services, insurance, healthcare and other industries.
International
The International segment provides services similar to our USIS segment to businesses in select regions outside the U.S. Depending on the maturity of the credit economy in each country; services may include credit reports, analytics and decisioning services and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.
Consumer Interactive
Consumer Interactive offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution and financial management. Our products are provided through user friendly online and mobile interfaces and supported by educational content and customer support. Our Consumer Interactive segment serves over 35 million consumers through both direct and indirect channels.

Corporate
Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.

Selected financial information consisted of the following:

	Successor			Predecessor
(in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception through December 31, 2012	Four Months Ended April 30, 2012
Revenue
U.S. Information Services	$818.6	$740.6	$487.4	$238.1
International	255.5	238.9	157.8	76.6
Consumer Interactive	230.6	203.7	121.8	58.3
Total	$1,304.7	$1,183.2	$767.0	$373.0
Operating income (loss)
U.S. Information Services	$112.8	$154.7	$121.9	$33.2
International	22.2	19.5	19.1	5.3
Consumer Interactive	85.5	65.6	48.7	13.0
Corporate	(92.1)	(70.6)	(48.5)	(51.7)
Total	$128.4	$169.2	$141.2	$(0.2)
Reconciliation of operating income (loss) to income (loss) from operations before income tax:
Operating income from segments	$128.4	$169.2	$141.2	$(0.2)
Non-operating income and expense	(130.2)	(195.1)	(138.5)	(63.7)
Income (loss) from operations before income tax	$(1.8)	$(25.9)	$2.7	$(63.9)
Earnings from equity method investments, included in non-operating income and expense was as follows:

	Successor			Predecessor
(in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception through December 31, 2012	Four Months Ended April 30, 2012
U.S. Information Services	$1.2	$1.4	$0.9	$0.5
International	11.3	12.3	7.1	3.6
Total	$12.5	$13.7	$8.0	$4.1
Total assets, by segment, consisted of the following:

(in millions)	December 31, 2014	December 31, 2013
U.S. Information Services	$2,932.8	$2,894.7
International	1,268.1	1,166.8
Consumer Interactive	268.8	268.3
Corporate	196.1	162.5
Total	$4,665.8	$4,492.3

Cash paid for capital expenditures, by segment, was as follows:

	Successor			Predecessor
(in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception through December 31, 2012	Four Months Ended April 30, 2012
U.S. Information Services	$99.6	$46.9	$30.8	$14.3
International	30.1	17.1	8.6	2.4
Consumer Interactive	5.3	3.9	2.8	1.3
Corporate	20.2	13.8	6.6	2.4
Total	$155.2	$81.7	$48.8	$20.4
Depreciation and amortization expense by segment was as follows:

	Successor			Predecessor
(in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012	Four Months Ended April 30, 2012
U.S. Information Services	$174.3	$129.3	$78.9	$22.3
International	51.0	39.9	25.8	3.7
Consumer Interactive	10.3	8.9	5.2	1.3
Corporate	5.6	8.7	5.1	1.9
Total	$241.2	$186.8	$115.0	$29.2

Percentage of revenue based on the country where it was earned, was as follows:

	Successor			Predecessor
(in millions)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012	Four Months Ended April 30, 2012
United States	80%	80%	79%	79%
South Africa	6%	6%	7%	8%
Canada	5%	5%	5%	6%
Other	9%	9%	9%	7%
Percentage of long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	Percent of Long-Lived Assets
Country	2014	2013	2012
United States	82%	85%	81%
South Africa	3%	3%	5%
Canada	3%	3%	4%
Other	12%	9%	10%

18. Commitments
Future minimum payments for noncancelable operating leases, purchase obligations and other liabilities of the Company in effect as of December 31, 2014, are payable as follows:

(in millions)	Operating Leases	Purchase Obligations	Total
2015	$12.8	$182.0	$194.8
2016	9.9	31.9	41.8
2017	7.0	11.1	18.1
2018	5.4	6.7	12.1
2019	5.0	1.1	6.1
Thereafter	11.8	2.5	14.3
Totals	$51.9	$235.3	$287.2
Purchase obligations include $106.5 million of trade accounts payable that were included in our balance sheet as of December 31, 2014. Purchase obligations include commitments for outsourcing services, royalties, data licenses, maintenance and other operating expenses. Rental expense related to operating leases was $13.4 million, $11.0 million, and $7.4 million for the years ended December 31, 2014, and December 31, 2013, and from date of inception through December 31, 2012, respectively. Rental expense related to operating leases was $3.7 million of TransUnion Intermediate Predecessor for the four months ended April 30, 2012.
Licensing agreements
We have agreements with Fair Isaac Corporation to license credit-scoring algorithms and the right to sell credit scores derived from those algorithms. Payment obligations under these agreements vary due to factors such as the volume of credit scores we sell, what type of credit scores we sell, and how our customers use the credit scores. There are no minimum payments required under these licensing agreements. However, we do have a significant level of sales volume related to these credit scores.
19. Contingencies
Litigation
In the ordinary course of business, we are routinely named as defendants in, or parties to, various legal actions and proceedings relating to our current or past business operations. These actions generally assert claims for violations of federal or state credit reporting, consumer protection or privacy laws, or common law claims related to privacy, libel, slander or the unfair treatment of consumers, and may include claims for substantial or indeterminate compensatory or punitive damages, or injunctive relief, and may seek business practice changes. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we routinely receive requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our activities. We regularly review all litigation and regulatory matters to determine whether a loss is probable and, if probable, whether the loss can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued, taking into consideration legal positions, contractual obligations and applicable insurance coverages, and included in other current liabilities. We believe that the reserves established for pending or threatened legal and regulatory matters are appropriate based on the facts currently known. Due to the uncertainties inherent in the investigation and resolution of legal and regulatory matters, however, the actual costs of resolving litigation and regulatory matters may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our financial results. Legal fees incurred in connection with ongoing litigation are considered a period cost and are expensed as incurred.
As of December 31, 2014 and 2013, we accrued $17.8 million and $13.8 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income.

20. Related-Party Transactions
Stockholder Agreement
In connection with the 2012 Change in Control Transaction, TransUnion, GS and Advent entered into the Major Stockholders’ Agreement. Under the terms of the agreement, GS and Advent have the right to appoint all members of TransUnion’s board of directors.
Consulting Agreement
In connection with the 2012 Change in Control Transaction, TransUnion, GS and Advent entered into a consulting agreement. Under the terms of the agreement, GS and Advent are to receive an advisory fee of $0.3 million each, increasing 5% annually, in exchange for services provided, including (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of existing debt; (iv) finance functions, including assistance in the preparation of financial projections and monitoring of compliance with financing agreements; (v) human resources functions, including searching and recruiting of executives; and (vi) other services as mutually agreed upon. For the years ended December 31, 2014 and December 31, 2013, and from the date of inception through December 31, 2012, we incurred fees from Advent totaling $0.3 million, $0.3 million, and $0.1 million, respectively. For the years ended December 31, 2014 and December 31, 2013, and from the date of inception through December 31, 2012, we incurred fees from GS totaling $0.3 million, $0.3 million, and $0.1 million, respectively.
In connection with his resignation as President and Chief Executive Officer of the Company, TransUnion and Siddharth N. (Bobby) Mehta, a director of the Company, entered into a consulting agreement, dated December 6, 2012, pursuant to which Mr. Mehta provides advice and consultation to assist Mr. Peck in the transition of duties as Chief Executive Officer and to Mr. Peck and the Board of Directors with respect to the Company's strategic operating plan and strategic opportunities or transactions considered by the Company from time to time. Pursuant to the terms of the agreement, Mr. Mehta receives a consulting services fee of $0.2 million on or before January 10 of each year during the term of the agreement. Either party may terminate the agreement by providing notice of non-renewal at least sixty (60) days prior to the end of the then-current term.
Other Fees
In connection with the 2012 Change in Control Transaction and the issuance of the 8.125% notes, in 2012, we paid acquisition-related and underwriting fees of $11.9 million and $0.2 million to affiliates of GS and Advent, respectively, and TransUnion Intermediate Predecessor paid $1.4 million of acquisition-related fees to affiliates of GS.
Legal Services
TransUnion paid $0.5 million from the date of inception through December 31, 2012, and TransUnion Intermediate Predecessor paid $0.1 million for the four months ended April 30, 2012, to the law firm of Neal, Gerber & Eisenberg LLP for legal services. Marshall E. Eisenberg, a partner in the law firm, is a co-trustee of certain Pritzker family U.S.-based trusts that beneficially owned in excess of 5% of the Company’s common stock prior to the 2012 Change in Control Transaction.
TransUnion paid $0.4 million from the date of inception through December 31, 2012, and TransUnion Intermediate Predecessor paid $3.5 million for the four months ended April 30, 2012, to the law firm of Latham and Watkins LLP. Michael A. Pucker, a partner in the law firm, is an immediate family member of a co-trustee of certain Pritzker family U.S.-based trusts that beneficially owned in excess of 5% of the Company’s common stock prior to the 2012 Change in Control Transaction.
Payables
Other liabilities at December 31, 2014 and 2013, included $3.2 million, owed to certain Pritzker family business interests related to tax indemnification payments arising in connection with the 2010 change in control transaction. This amount is subject to future adjustments based on a final determination of tax expense.
Issuances of Common Stock
During 2014, the Company sold an aggregate of 257,576 shares of common stock at a purchase price of $17.40 per share to Executive Officers of the Company.

During 2013, the Company sold an aggregate of 87,566 and 26,326 shares of common stock at a purchase price of $11.42 and $6.65 per share, respectively, to Executive Officers of the Company. During 2012, the Company sold an aggregate of 424,800 shares of common stock at a price of $6.65 per share to Executive Officers of the Company.
Investment Purchase
During 2014, the Company had no purchases of common stock from current or former Executive Officers of the Company. During 2013, the Company purchased an aggregate of 109,623 and 297,955 shares of common stock at a price of $11.42 and $6.65 per share, respectively, from former Executive Officers of the Company. During 2012, the Company purchased an aggregate of 69,625 shares of common stock at a price of $10.07 from a former Executive Officer of the Company.
21. Quarterly Financial Data (Unaudited)
The quarterly financial data for 2014 and 2013 consisted of the following:

	Three Months Ended
(in millions)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$335.6	$338.2	$327.5	$303.4
Operating income	20.4	40.8	32.4	34.8
Net income (loss)	(10.7)	(0.1)	19.9	(13.5)
Net income (loss) attributable to TransUnion	(13.1)	(2.6)	17.9	(14.7)
Earnings per share:
Basic	$(0.12)	$(0.02)	$0.16	$(0.13)
Diluted	$(0.12)	$(0.02)	$0.16	$(0.13)

	Three Months Ended
(in millions)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$292.4	$299.5	$300.8	$290.5
Operating income	36.2	49.3	39.5	44.2
Net income (loss)	(15.7)	(1.4)	(6.1)	(5.0)
Net income (loss) attributable to TransUnion	(17.6)	(3.4)	(7.8)	(6.3)
Earnings per share:
Basic	$(0.16)	$(0.03)	$(0.07)	$(0.06)
Diluted	$(0.16)	$(0.03)	$(0.07)	$(0.06)

22. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in each component of accumulated other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Income / (Loss)
Predecessor balance, December 31, 2011	$(3.6)	$—	$—	$(3.6)
Change	2.2	—	—	2.2
Predecessor balance, April 30, 2012	$(1.4)	$—	$—	$(1.4)
Purchase accounting adjustments	1.4	—	—	1.4
Change	(20.7)	(3.7)	—	(24.4)
Successor balance, December 31, 2012	$(20.7)	$(3.7)	$—	$(24.4)
Change	(51.9)	3.1	—	(48.8)
Successor balance, December 31, 2013	$(72.6)	$(0.6)	$—	$(73.2)
Change	(44.2)	(0.2)	0.1	(44.3)
Successor balance, December 31, 2014	$(116.8)	$(0.8)	$0.1	$(117.5)
23. Subsequent Events

On March 26, 2015, TransUnion Holding Company, Inc. was renamed TransUnion and TransUnion Corp. was renamed TransUnion Intermediate Holdings, Inc., as reflected in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s annual report on internal controls over financial reporting for TransUnion is included in Part II, Item 8 on pages 59 and is incorporated by reference.
ITEM 9B. OTHER INFORMATION
Effective March 26, 2015, the Company changed its name from “TransUnion Holding Company, Inc.” to “TransUnion” pursuant to a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation that was filed with the Secretary of State of Delaware.

Effective March 26, 2015, TransUnion Corp., the Company’s wholly-owned subsidiary, changed its name from “TransUnion Corp.” to “TransUnion Intermediate Holdings, Inc.”
.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers, and their positions and ages, are set forth below:

Name	Age	Position
James M. Peck	51	Director, President & Chief Executive Officer
Samuel A. Hamood	46	Executive Vice President & Chief Financial Officer
John W. Blenke	59	Executive Vice President, Corporate General Counsel, and Corporate Secretary
Christopher A. Cartwright	49	Executive Vice President—U.S. Information Services
John T. Danaher	50	Executive Vice President—Consumer Interactive
Gerald M. McCarthy, Jr.	45	Executive Vice President—Healthcare
David M. Neenan	49	Executive Vice President—International
George M. Awad	54	Director
Christopher Egan	38	Director
Siddharth N. (Bobby) Mehta	56	Director
Leo F. Mullin	72	Director, Chairman of the Board
Rohan Narayan	34	Director
Andrew Prozes	69	Director
Sumit Rajpal	39	Director
Steven M. Tadler	55	Director
James M. Peck joined the Company in December 2012 as President and Chief Executive Officer. Mr. Peck has more than 20 years of information management, global product development and engineering experience. From March 2004 through December 2012, Mr. Peck was the Chief Executive Officer for the LexisNexis Risk Solutions business of Reed Elsevier, where he successfully integrated Lexis Nexis' acquisitions of Seisint in 2004 and ChoicePoint in 2008. From 2001 through 2004, Mr. Peck was Senior Vice President and Chief Product Officer of the Global Electronic Product Development Organization of LexisNexis, where he was responsible for product development and online solutions to serve global markets. Prior to 2001, Mr. Peck was the Senior Vice President of Product Development with Celera Genomics, a bio-technology firm that sequenced the human genome. Prior to that, he spent a decade at LexisNexis in engineering and executive roles to manage and build information solutions.
Samuel A. Hamood joined the Company in February 2008. Since Mr. Hamood joined, he has served as Executive Vice President and Chief Financial Officer. From 2002 through January 2008, he held a variety of positions at Electronic Data Systems. From January 2007 to January 2008, he was the Chief Financial Officer for the U.S. Region. From April 2004 to December 2006, he was the Vice President of Investor Relations. From 2002 through March 2004, he was the Senior Director of Corporate Strategy and Planning. Prior to that, he spent six years with the Walt Disney Company in a variety of finance and strategy roles with increasing levels of responsibility. He also spent five years in the audit practice of Deloitte and Touche, LLP.
John W. Blenke joined the Company in May 2003. Since Mr. Blenke joined, he has served as the Executive Vice President, Corporate General Counsel and Corporate Secretary. From 1989 through April 2003, he held a variety of positions with Household International, Inc. (predecessor to HSBC North America), including most recently the Vice President of Corporate Law, where he managed the corporate legal functions responsible for mergers and acquisitions, corporate finance and consumer finance branch-based and wholesale lending.
Christopher A. Cartwright joined the Company in August 2013 as Executive Vice President-U.S. Information Services. From December 2010 through March 2013, he was the Chief Executive Officer of Decision Insight Information Group, a portfolio of independent businesses providing real property information, software and services to insurance, finance, legal and real estate professionals in the United States, Canada and Europe. From June 1997 through October 2010, he held a variety of positions at Wolters Kluwer, a global information services and workflow solutions company, where he led the business services and software division. Prior to Wolters Kluwer, he was Senior Vice President, Strategic Planning & Operations for Christie’s Inc. and Strategy Consultant for Coopers and Lybrand.

John T. Danaher joined the Company in November 2002 and is currently Executive Vice President-Consumer Interactive. Mr. Danaher has more than 25 years of financial services industry expertise and direct marketing experience and has served as the president of the consumer subsidiary of TransUnion since 2004. Prior to TransUnion, from 2001 to 2004, Mr. Danaher was Chief Operating Officer of TrueLink, Inc., which was acquired by TransUnion. Mr. Danaher joined TrueLink, Inc. from Citibank, where he held several roles including Vice President of E-Commerce, where he was responsible for planning and executing Citibank’s e-commerce strategy for home equity loan products. He also served in a variety of leadership roles in our operations and technology areas.
Gerald M. McCarthy, Jr. joined the Company as Executive Vice President-Healthcare in July 2014. From January 2012 through June 2014, Mr. McCarthy was the Chief Strategy Officer of HealthMEDX, a leading software provider for long-term care, home care and rehabilitation organizations. Prior to joining HealthMEDX, Mr. McCarthy held a number of executive positions at McKesson Provider Technologies, including Senior Vice President, Product Management and Marketing from July 2007 to December 2011; Vice President, Physician Solutions from January 2005 to June 2007; Division Vice President of Sales, Clinical and Imaging Solutions from January 2004 to December 2005; and Clinical Solution Specialist from December 2001 to December 2003.
David M. Neenan joined the Company in September 2012 as Executive Vice President-International. From October 1998 through September 2012, he held a variety of positions at HSBC. From 2011 through August 2012, he served as the Global Chief Operations Officer for HSBC’s insurance division. From 2009 through 2011, he served as the Global Head of Sales and marketing for the insurance division. From July 2006 through 2008, he served as President and CEO of HSBC Finance, Canada.
George M. Awad created and is the principal of Gibraltar Capital Corporation, a wealth management and advisory firm providing investment and business advice to wealthy, internationally-based families. He is a highly accomplished executive with exceptional operating experience in running large, global businesses across the full suite of consumer financial services products, including senior leadership roles with GE Capital (1988-2006) and Citigroup, Inc. (2006-2011), with focus on domestic and global markets. Most recently, Mr. Awad served as CEO, Consumer Finance for Citigroup, with prior positions as CEO, North America Cards and CEO, Global Consumer Group EMEA.
Christopher Egan is a Managing Director at Advent International, having joined the firm in 2000. He has co-led Advent’s investments in nine companies, including Equiniti, BondDesk Group, National Bankruptcy Services, Datek Online Holdings, CETIP, Sophis, RedPrairie, GFI Group and P2 Energy Group. Mr. Egan previously worked at UBS Warburg in the financial sponsors group. Mr. Egan also serves as a director on the board of P2 Energy Group.
Siddharth N. (Bobby) Mehta is a director and the former President and Chief Executive Officer of TransUnion. He joined the Company in August 2007 and served as the President & Chief Executive Officer until December 31, 2012. From May 2007 through July 2007, he was a consultant to our board of directors. From 1998 through February 2007, he held a variety of positions with HSBC Finance Corporation and HSBC North America Holdings, Inc., including Chairman and Chief Executive Officer of HSBC Finance Corporation. He also serves on the board of directors of The Allstate Corporation, Piramal Enterprises Limited, DataCard Group, The Chicago Public Education Fund, The Field Museum, the Myelin Repair Foundation and The Lab School.
Leo F. Mullin is a Senior Advisor, on a part-time basis, to Goldman Sachs Merchant Banking Division (“GS MBD”), including board service on companies in which GS MBD has invested. Mr. Mullin retired from Delta Airlines in May 2004, after having served as Chief Executive Officer of Delta since 1997 and Chairman since 1999. Delta Airlines subsequently filed for bankruptcy protection in September 2005. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation, the nation’s tenth largest bank, from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995, and as Chairman and Chief Executive Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. He has also served as a senior vice president at Conrail for five years, and as a consultant with McKinsey and Company for nine years, the last three years as a partner. Mr. Mullin is a Director of the publicly held companies Johnson & Johnson, ACE, Ltd., and Educational Management Corporation.
Rohan Narayan has served as a director since February 2014. Mr. Narayan is a Vice President in GS MBD. He joined Goldman Sachs & Co. in 2010. Mr. Narayan also serves as a director on the board of EdgeMarc Energy Holdings, LLC and Ipreo Parent Holdco LLC. Prior to joining Goldman Sachs, Mr. Narayan was a Vice President at Ripplewood Holdings, LLC, a private equity firm and before that was a member of the financial institutions group within the Investment Banking Division of Goldman, Sachs & Co.
Andrew Prozes has served as a director since January 2014. Mr. Prozes currently serves as Executive Chairman of Alert Global Media Holdings, LLC and Scribestar Limited, and on the boards of Interactive Data Corporation, Asset International Inc. and

Ethoca Limited. He also serves as a director and chairs the Compensation Committee for Cott Corporation. Mr. Prozes also serves as an operating partner of Advent. Mr. Prozes served as the Chief Executive Officer of LexisNexis and on the board of directors of Reed Elsevier PLC from 2000 until December 2010. Prior to joining Reed Elsevier, Mr. Prozes served as Executive Vice President and Chief Operating Officer of West Group, part of the Thomson Reuters Corporation, from 1997 to 2000. From 1988 to 1996, he served as President of Southam’s City Newspapers and was responsible for thirteen daily newspapers and Southam’s business information. Mr. Prozes is a past Chairman of The U.S. Information Industry Association and has served on the boards of the Information Technology Association of Canada and the Canadian Newspaper Association. He is also a board member of the National Executive Services Corporation and a board and Executive Committee member of The Atlantic Council in Washington, D.C.

Sumit Rajpal has served as director since April 2012, Mr. Rajpal is a Managing Director in the Merchant Banking Division of Goldman, Sachs & Co., where he leads the financial services investment practice globally. He joined Goldman Sachs in 2000 and became a Managing Director in 2007. Mr. Rajpal also serves as a director on the boards of Safe-Guard Products International LLC, Hastings Insurance Services Limited, ProSight Specialty Insurance Holdings, SKBHC Holdings, LLC (where he is an observer on the board), Enstar Group Limited and Ipreo Parent Holdco LLC.
Steven M. Tadler has served as a director since April 2012. Mr. Tadler is a Managing Partner at Advent International, having joined the firm in 1985 and becoming Managing Director of the North American buyouts group in 1994. From 1997 to 2006, Mr. Tadler headed Advent’s European Operations. Mr. Tadler also serves as a director on the boards of Skillsoft, Bojangles’, wTe Corporation, and Advent.
There are no family relationships among any of the Company’s directors and executive officers.

Board of Directors

Pursuant to the Major Stockholders’ Agreement, dated April 30, 2012 (as amended, the "Major Stockholders' Agreement"), by and among TransUnion, Advent-TransUnion Acquisition Limited Partnership (the “Advent Investor”), and GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P. and Spartan Shield Holdings (the “GS Investors” and, together with the Advent Investor, the “Sponsors”), our board of directors consists of our President and Chief Executive Officer (Mr. Peck), two directors designated by the GS Investors (Messrs. Narayan and Rajpal), two directors designated by the Advent Investor (Messrs. Egan and Tadler), and four unaffiliated directors designated jointly by the GS Investors and the Advent Investor (Messrs. Awad, Mehta, Mullin and Prozes). From June 2012 through December 31, 2014, Mr. Mullin served as a designee of the GS Investors. We currently have two vacancies on our Board, one of which may be filled by a designee of the GS Investors and one of which may be filled by a designee of the Advent Investor. For purposes of the Major Stockholders' Agreement, an "unaffiliated director" is any member of the Board of Directors who is not employed by TransUnion, any of the Sponsors or any of their respective affiliates. In light of our status as a privately-held company and the absence of a public listing or trading market for our common stock, our Board has not formally considered whether any of our directors be independent for purposes of such listing standards.
Audit and Compliance Committee

As of December 31, 2014, the Audit and Compliance Committee of the Board of Directors consisted of Messrs. Mullin (Chair), Awad, Egan and Mehta. In light of our status as a privately-held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the Audit and Compliance Committee as an “audit committee financial expert.”
Code of Business Conduct
The Company has adopted the TransUnion Code of Business Conduct that applies to all of the Company’s directors, officers and employees. Any waiver of the provisions of the Code of Business Conduct for senior officers and directors may be made only by the Company’s board of directors or a committee of the board of directors. For all others, only the Corporate General Counsel of TransUnion may approve a waiver. A copy of TransUnion’s Code of Business Conduct is available at www.transunion.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers of TransUnion's Code of Business Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) on our website In accordance with the SEC’s rules and regulations, a copy of the Code of Business Conduct may also be obtained free of charge upon a request directed to TransUnion, 555 West Adams Street, Chicago, Illinois, 60661, Attn: Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION
The information contained in this “Compensation Discussion and Analysis” describes the material elements of compensation paid or awarded to our principal executive officer, principal financial officer and the other three most highly compensated executive officers (collectively, our “named executive officers” or “NEOs”) for the twelve months ended December 31, 2014.
For 2014 our named executive officers are:

•	Mr. James M. Peck—President and Chief Executive Officer

•	Mr. Samuel A. Hamood—Executive Vice President and Chief Financial Officer

•	Mr. Christopher A. Cartwright—Executive Vice President, U.S. Information Services

•	Mr. Gerald M. McCarthy, Jr.—Executive Vice President, Healthcare

•	Mr. John T. Danaher—Executive Vice President, TransUnion Consumer Interactive

The specific amounts and material terms of such compensation paid, payable or awarded for 2014 to the named executive officers are disclosed under “—Executive Compensation—Summary Compensation Table—2014” and the subsequent tables and narrative. The Compensation Committee of the board of directors of TransUnion (the “Compensation Committee”) oversees the compensation program for our named executive officers.
Executive Summary
The Compensation Committee has adopted an executive compensation program that is intended to align the interests of our executives, stockholders and other stakeholders by rewarding executives for the achievement of strategic goals that successfully impact our operations and business results and, thereby, enhance stockholder value without encouraging excessive risk-taking. The primary components of our executive compensation program for the named executives are base salary, annual cash incentives, employee benefits (health and retirement) and long-term equity awards, which consist of stock options.
Key Compensation Elements
We provide named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. The Compensation Committee annually evaluates the performance of our NEOs and determines their base salaries and other compensation in light of our strategic goals and objectives, the available market information for their positions and the goals of our executive compensation program. Our CEO recommended, and the Compensation Committee approved, salary increases for Mr. Hamood and Mr. Danaher in 2014. The increases are described later in the section under "—2014 Compensation—Base Salary”. No other NEOs received an increase in their base salary for the twelve months ended December 31, 2014.
Our annual cash incentives are designed to reward executive officers based on individual performance (as measured against individual goals) and our overall financial results (as measured against financial targets). The incentive targets, which are set annually with the review and approval of the Compensation Committee, are intended to highlight key strategic priorities and financial metrics. The percentage of target total cash compensation for the NEOs approved by the Compensation Committee as performance-based pay (the annual incentive bonus) represented 50% of the total cash compensation for Mr. Peck and 47% on average for the other NEOs.
We have used stock options or restricted stock as a long-term incentive vehicle to create a strong alignment between management’s interests and those of our stockholders and other stakeholders. In connection with the sale of the Company on April 30, 2012, most executives received a stock option or restricted stock grant on August 1, 2012. NEOs that joined the Company after that initial grant were granted options upon their employment. In all cases, vesting in those options is based on the passage of time and attainment of certain pre-determined performance metrics, as discussed below under "2014 Compensation - Long-Term Equity Plan." In 2014, Mr. McCarthy received a stock option grant in connection with his employment (with the service vesting start date tied to his date of employment). Mr. Danaher also received a grant in 2014, the purpose of which was to better align his total equity awards with similar positions in the market. The service vesting start of the 2014 award began at the time of the grant, April 15, 2014. All stock option grants made in 2014 were made with the intention of providing equity compensation for approximately a five-year period of time.
Compensation Philosophy and Objectives
We design the compensation program for our NEOs to attract, motivate and retain the key executives who drive the success of our company. In connection therewith, the Compensation Committee has identified the following key components of our compensation philosophy, which are used to guide the Compensation Committee in making compensation decisions. The Compensation Committee evaluates these objectives on an annual basis to confirm the appropriateness of each objective in light of the overall corporate strategy and typical market practices.

•	Attract, motivate and retain highly experienced executives who are vital to our short- and long-term success, profitability and growth.

•
Create alignment with executives, our stockholders and our other stakeholders by rewarding executives for the achievement of strategic goals that successfully drive our strategy, operations and business performance and, thereby, enhance shareholder value.

•	Differentiate rewards based on actual individual performance while also rewarding executives for our overall results.

•	Discourage unnecessary and excessive risk-taking.
Role of Compensation Committee, Management and Compensation Consultant in Compensation Decisions
The Compensation Committee was created to provide stewardship over our compensation and benefit programs, including executive compensation and equity plans. Pursuant to its Charter, the Compensation Committee is responsible for overseeing our executive compensation program, developing and reviewing our executive compensation philosophy and approving decisions regarding executive compensation. As part of this responsibility, the Compensation Committee evaluates the performance of our President and Chief Executive Officer (the “CEO”) and determines his compensation in light of our strategic goals and objectives and the executive compensation program. The Compensation Committee also annually reviews and approves all compensation decisions affecting our executive officers who report directly to our CEO, including our named executive officers.
Additionally, the Compensation Committee performs the following functions in carrying out its responsibilities:

•	Reviews annually the components of our executive compensation programs to determine whether they are consistent with our compensation philosophy;

•	Reviews and approves corporate goals and objectives relevant to the CEO’s compensation, including annual performance objectives;

•
Recommends to the Board of Directors the creation or amendment of any compensation or employee benefit program which permits participation of the named executive officers or any other executive whose compensation is determined by the Compensation Committee; and

•	Reviews, approves, and monitors any employment, separation or change-in-control severance agreements.
The Compensation Committee is ultimately responsible for making the compensation decisions. However, in making its decisions, the Committee seeks and considers input from senior management and Meridian Compensation Partners, LLC (“Meridian”), an independent compensation consultant.
The executive officers play an important role in the compensation decision-making process because management has direct involvement with and in-depth knowledge of our business strategy, goals, and performance. Executive management regularly participates in the compensation decision-making process in the following specific respects:

•
The CEO reports to the Compensation Committee with respect to his evaluation of the performance of our senior executives, including the other named executive officers (other than the CEO). Together with the Executive Vice President of Human Resources, the CEO makes recommendations as to compensation decisions for these individuals, including base salary levels and the amount and mix of incentive awards;

•	The CEO develops recommended performance objectives and targets for our incentive compensation programs; and

•
The CEO and the Executive Vice President of Human Resources recommend long-term equity grants for executive officers, other than the CEO, as well as modifications to our employee benefit programs, for approval by the Compensation Committee.

Meridian’s engagement includes reviewing and advising on executive compensation matters principally related to the CEO, the executive officers, and outside directors. For 2014, Meridian assisted the Compensation Committee by (a) recommending a peer group for benchmarking purposes and (b) providing peer group data, including an analysis of total direct compensation (base salary, annual cash incentives and long-term equity awards). Meridian also assists the Compensation Committee in review of general market practices and management compensation proposals.
Market Analysis and Benchmarking
The Compensation Committee uses various tools and methods, such as benchmarking reports and tally sheets, to evaluate whether each named executive officer’s level of pay is appropriate. Base salary, annual bonus goals and long-term equity awards, which are reflected in these tally sheets, are each specifically designed to meet our compensation objectives.

Benchmarking
Percentile Goals
The Compensation Committee has approved the following target percentile for each pay component to support our compensation objectives.

Pay component	Target percentile of custom peer group
Base salary	50th Percentile
Target annual bonus	50th Percentile
Long-term equity	65th Percentile
We recognize the 50th percentile market value for cash compensation as a point of reference and not necessarily the definitive compensation level. Consequently, our NEOs’ compensation may be positioned at a level less than or greater than the target percentiles noted here based on time in position, experience and competitive pay objectives, as well as other factors.
The Compensation Committee has also determined that targeting the 65th percentile for long-term equity grants is appropriate to attract and retain the desired level of management talent, as well as aligning management incentives to focus on our long-term objectives, by having a greater percentage of pay aligned to longer term value creation.
Peer Group
The following peer group was approved by the Compensation Committee (the “Custom Peer Group”) in 2013 and again in 2014 to be used in reviewing and benchmarking the various 2014 pay components against the targeted percentiles above.

Acxiom Corporation	Experian Group Limited	Solera, Inc.
Cardtronics, Inc.	Fair Isaac Corporation	Synovus Financial Corporation
Convergys Corporation	Global Payments, Inc.	TeleTech Holdings, Inc.
CoreLogic, Inc.	IFC International, Inc.	Total System Services, Inc.
Deluxe Corporation	IHS, Inc.	Valassis Communications, Inc.
DST Systems, Inc.	Moody's Corporation	Verisk Analytics, Inc.
The Dun & Bradstreet Corporation	On Assignment, Inc.
Equifax, Inc.	Paychex, Inc.
The median revenue of these companies was approximately $1.6 billion, compared with the Company's 2014 revenue of $1.3 billion. Custom Peer Group was selected to be representative of the business services, technology and financial services sectors in which we compete and participate. Criteria that were considered in order to properly select component companies for the Custom Peer Group are:

•	industry competitors;

•	labor market competitors;

•	competitors for capital; and

•	revenue size.
Use of Tally Sheets
In 2014, the Compensation Committee reviewed individual worksheets and corresponding tally sheets for each senior executive officer, including the named executive officers. These worksheets, which are prepared by management, provide a summary of the current and historical amounts of each component of pay. In 2014, the Committee did not recommend or approve changes to our named executive officers’ compensation based on its review of this information. Rather, the Committee reviewed the tally sheets as a tool to confirm that pay objectives continue to be aligned with the long-term interests of the stockholders and our other stakeholders.
Independence of the Compensation Consultant
Meridian performs services solely on behalf of the Compensation Committee and does not provide any other services to us. The Compensation Committee has assessed the independence of Meridian and concluded that no conflict of interest exists that would prevent Meridian from independently representing the Compensation Committee.

2014 Compensation
Base Salary
As described above, we provide each of the named executive officers with a base salary to compensate them for services rendered in their position during the year. Each year, the Compensation Committee evaluates the performance of the CEO and determines his base salary and other compensation in light of our goals and objectives and the executive compensation program. The Compensation Committee also reviews each other named executive officer’s base salary annually based on a recommendation from the CEO and in light of current market conditions, and adjusts the base salary where appropriate. The CEO generally recommends a base salary increase for the other named executive officers when supported by strong individual performance and/or executive promotion, or when supported by the external market data.
For 2014, the CEO recommended a base pay increase for two NEOs. Based upon Mr. Hamood's expansion of responsibilities beyond that of CFO to include the management of our call center and shared services function, the Compensation Committee approved a $30,000 increase to his base salary. The Compensation Committee also approved increasing Mr. Danaher's base salary by $40,000, with the goal of better aligning his salary to our comparators. Both of these base salary increases were effective February 22, 2014. The Compensation Committee did not increase the base salary for the CEO position since it fell within a reasonable range of the target percentile for the Custom Peer Group. For 2015, Mr. Danaher's salary was increased by $50,000, with an effective date of January 1, 2015. This increase was granted to position his salary closer to the 50th percentile of our comparator group, which is our stated philosophy. No other NEO received a salary increase for 2015.
2014 Annual Bonus Plan
Annual bonus compensation is designed to reward executive officers based on actual individual performance and our overall financial results. Our overall financial performance is measured by our achievement of financial targets established under the annual incentive plan by the Compensation Committee. Additionally, individual and other qualitative goals are set to successfully drive our operations and business results to achieve the overall corporate strategy. All of the named executive officers participate in the annual incentive plan. Under the plan, the named executive officers are paid cash incentive awards to the extent we meet or exceed financial and non-financial performance goals set by the Compensation Committee at the beginning of each year. Under the annual incentive plan, each officer’s bonus is determined by multiplying their target bonus percentage by their annual salary as of the beginning of the year and then by multiplying this result by their percentage achievement with respect to their bonus targets and goals. Individual awards may then be adjusted by the Compensation Committee, based on a recommendation from the CEO. However, no adjustments were made in 2014.
Target bonus levels
Each executive is assigned a target bonus expressed as a percentage of their base pay at the beginning of the year. The target is determined by the Compensation Committee after consideration of several factors, including the individual executive’s duties and responsibilities and market data. The bonus targets for 2014 were set within a reasonable range of the target percentile for the Custom Peer Group. The following table illustrates the target bonus as a percentage of base pay for each named executive officer for the 2014 performance period.

2014 Target Bonus as Percent of Base Salary
Executive
Mr. Peck	100%
Mr. Hamood	90%
Mr. Cartwright	100%
Mr. McCarthy[1]	75%
Mr. Danaher	75%
__________________________

[1]
Mr. McCarthy began his employment with TransUnion on July 1, 2014, and as a component of his employment offer from the Company, his target bonus (to be paid in 2015) will be 75% of his base salary in 2014, prorated based upon his employment date.

Objectives, weighting and potential payouts
Each executive’s individual goals and objectives vary based on their individual roles within our company. The following table defines the various financial and non-financial objectives that the Compensation Committee approved for the 2014 performance period. For each objective, the named executive officer has the opportunity to achieve a maximum of two times the individual weighting associated with that objective. If threshold performance is not achieved, no payment is made on that objective.

Objective	Definition
Further Adjusted Corporate EBITDA	Earnings before interest, taxes, depreciation and amortization, and other adjustments deemed by management and the board to be extraordinary for bonus plan purposes

Further Adjusted Corporate Revenue	The overall corporate revenues adjusted by management and the board for items deemed to be extraordinary for bonus plan purposes

Further Adjusted USIS EBITDA	Earnings before interest, taxes, depreciation and amortization, and other adjustments for bonus plan purposes for the USIS business

Further Adjusted USIS Revenue	The revenues and other adjustments for bonus plan purposes for the USIS business

Further Adjusted Healthcare EBITDA	Earnings before interest, taxes, depreciation and amortization, and other adjustments for bonus plan purposes for the Healthcare business

Further Adjusted Healthcare Revenue	The revenues and other adjustments for bonus plan purposes for the Healthcare business

Further Adjusted Consumer Interactive EBITDA	Earnings before interest, taxes, depreciation and amortization, and other adjustments for bonus plan purposes for the Consumer Interactive business

Further Adjusted Consumer Interactive Revenue	The revenues and other adjustments for bonus plan purposes for the Consumer Interactive business

Growth Strategy Initiatives
Projects that support the development of growth strategy initiatives, including business cases, action plans and specific, budgeted growth targets that are accretive in 2015 with a plan to additional growth in future years.

Major Project Deliverables	Ability to deliver specific tangible projects within a performance period

The objectives of Further Adjusted Corporate EBITDA and Further Adjusted Corporate Revenue were selected by the Compensation Committee to appropriately provide incentive rewards to executives based on achievement of corporate goals in the context of our overall corporate strategy. Similarly on a business level, Further Adjusted Corporate EBITDA and Further Adjusted Revenue were deemed to be the appropriate financial measures.
Mr. Peck recommended the use of non-financial objectives related to key projects as goals for the 2014 performance period. The Compensation Committee approved these goals because they were aligned to our corporate strategy and achievement of these goals was intended to aid in creating shareholder value. The goals were set in a manner that would ensure that, if delivered, they would significantly advance our strategic objectives. Each executive had a set of Growth Strategy Initiatives and/or Major Project Deliverables specifically tied to his ability to affect our corporate strategy. Additionally, stretch goals were designed to provide the executive the opportunity to achieve payouts for performance that exceeded 100% of these non-financial goals. The stretch goals were set to be attainable only with superior performance.
The following table is a summary of how each of the above objectives was weighted for each named executive officer and their actual achievement against each objective for the 2014 performance period. Each individual executive’s objective weightings are determined based on their specific roles, duties, and responsibilities. The various weightings are meant to reflect the influence that the executive’s performance may actually have on the metric. The Compensation Committee believes this strengthens the direct link between pay and performance.

Executive	Objective	Weighting	Achievement
Mr. Peck,
President & Chief Executive Officer	Further Adjusted Corporate EBITDA	50%	146%
	Further Adjusted Corporate Revenue	20%	74%
	Growth Strategy Initiatives	30%	100%
Mr. Hamood,
Executive Vice President & Chief Financial Officer	Further Adjusted Corporate EBITDA	50%	146%
	Further Adjusted Corporate Revenue	20%	74%
	Growth Strategy Initiatives	30%	100%
Mr. Cartwright,
Executive Vice President U.S. Information Services	Further Adjusted Corporate EBITDA	20%	146%
	Further Adjusted USIS EBITDA	25%	82.5%
	Further Adjusted USIS Revenue	20%	54%
	Growth Strategy Initiatives	25%	100%
	Major Project Deliverables	10%	100%
Mr. McCarthy,
Executive Vice President Healthcare	Further Adjusted Corporate EBITDA	20%	146%
	Further Adjusted Healthcare EBITDA	25%	200%
	Further Adjusted Healthcare Revenue	20%	156%
	Growth Strategy Initiatives	25%	100%
	New Product Growth	5%	100%
	Acquisition Integration	5%	200%
Mr. Danaher,
Executive Vice President Consumer Interactive	Further Adjusted Corporate EBITDA	20%	146%
	Further Adjusted Consumer Interactive EBITDA	25%	200%
	Further Adjusted Consumer Interactive Revenue	20%	200%
	Growth Strategy Initiatives	25%	200%
	Major Project Deliverables	10%	200%
Based upon the weightings above, each named executive officer had the ability to achieve 100% of his/her target bonus if target performance was achieved. However, a named executive officer’s actual bonus payout increased or decreased based on individual performance, and Company and specific business financial performance. The maximum bonus payout was 200% of target bonus and no bonus was payable if threshold performance was not met.
The following tables represent what the payout, as a percentage of target, would be if our financial performance was achieved at threshold, target, or maximum levels for two objectives: Further Adjusted Corporate EBITDA and Further Adjusted Corporate Revenue. No payout would result if performance was below threshold levels. The tables include the dollar amount that was required for achievement at each level in 2014.

Further Adjusted Corporate EBITDA (in millions)

Threshold			Target			Maximum
Further Adj. Corporate EBITDA	Performance Against Target	Payout	Further Adj. Corporate EBITDA	Performance Against Target	Payout	Further Adj. Corporate EBITDA	Performance Against Target	Payout
$426.6	96.5%	12.5%	$442.0	100%	100%	$464.1	105%	200%
Further Adjusted Corporate Revenue (dollars in millions)

Threshold			Target			Maximum
Further Adjusted Corporate Revenue	Performance Against Target	Payout	Further Adjusted Corporate Revenue	Performance Against Target	Payout	Further Adjusted Corporate Revenue	Performance Against Target	Payout
$1,306.6	N/A	—%	$1,340.1	100%	100%	$1,373.6	102.5%	200%
The Compensation Committee’s intent with establishing both the financial and non-financial goals and target percentages is to provide a comparable level of difficulty in achieving the goals and receiving annual incentive awards for each named executive officer annually. However, payment of annual incentives will vary from year to year and may or may not be consistent with historical payment trends.
Twelve Months Ended December 31, 2014 Company Performance
For the year ended December 31, 2014, TransUnion reported Further Adjusted Corporate EBITDA, as defined in the “Objectives, weighting and potential payouts” table included below under the description of our 2014 Annual Bonus Plan, of $452.4 million on Further Adjusted Corporate Revenue, as defined in the "Objectives, weighting and potential payouts" table, of $1,322.4 million compared with Further Adjusted Corporate EBITDA of $418.3 million on Further Adjusted Corporate Revenue of $1,202.6 million for the year ended December 31, 2013, an increase of 8.2% in Further Adjusted Corporate EBITDA and 10.0% in Further Adjusted Corporate Revenue. However, while we achieved our EBITDA target, and despite revenue growth of approximately 10%, we did not achieve our revenue target in 2014 as set by the Compensation Committee.
US Information Services (USIS) reported Further Adjusted USIS EBITDA, as defined in the “Objectives, weighting and potential payouts” table included below under the description of our 2014 Annual Bonus Plan, of $347.9 million on $740.1 million of Further Adjusted Revenue, the Healthcare business reported Further Adjusted EBITDA, as defined in the “Objectives, weighting and potential payouts” table included below under the description of our 2014 Annual Bonus Plan, of $37.6 million on $81.0 million of Further Adjusted Revenue, and the Consumer Interactive business reported Further Adjusted EBITDA, as defined in the “Objectives, weighting and potential payouts” table included below under the description of our 2014 Annual Bonus Plan, of $90.3 million on $230.6 million of Further Adjusted Revenue.
As a result of this financial performance and achievement of non-financial corporate objectives, our named executives achieved annual cash incentives of 96% to 189% of their target opportunities.
Actual Payout Under 2014 Annual Bonus Plan
At the end of the performance period, Mr. Peck evaluated each of the named executive officers in conjunction with the individual’s own self-evaluation. Based on Mr. Peck’s evaluation, with input from others including the named executive officer, Mr. Peck rated the executive’s individual objectives against the executive’s performance goals. Based on this assessment, Mr. Peck recommended to the Compensation Committee a performance evaluation rating, as a percentage of total qualified goal bonus opportunity, for each executive. Additionally, the Compensation Committee reviewed Mr. Peck’s performance and determined a level of performance against his qualitative performance goals.
Taking into account the financial performance results and Mr. Peck’s evaluation and recommendation, the Compensation Committee met in February 2015 to set and approve annual bonus payments to each of the named executive officers and evaluate Mr. Peck’s 2014 performance. In February 2015, the Compensation Committee approved annual bonus payments to the named executive officers ranging from 96% to 189% of the named executive officers' target opportunity based upon 2014 performance. The annual bonus payments were paid in February 2015. The payouts are also reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
All of our named executive officers had financial goals related to our overall consolidated Further Adjusted EBTIDA. The following describes the additional goals and performance results for each of our NEO's.

Mr. Peck's annual incentive payout was $1,060,200, or 118% of his target award. Mr. Peck received a bonus based on Further Adjusted Corporate EBITDA, Further Adjusted Corporate Revenue and delivering EBITDA growth strategy plans for 2015 and 2016, which he was deemed to have attained the target for that goal.
Mr. Hamood's annual incentive payout was $530,100, or 118% of his target award. Mr. Hamood had financial goals related to our overall consolidated Further Adjusted Corporate EBITDA, Further Adjusted Corporate Revenue performance and delivering EBITDA growth in line with our strategic plans for 2015 and 2016. Embedded in our 2015 and 2016 plans were Growth Strategy Initiatives related to executing on key M&A deals, and the closure of one call center and migration of responsibilities to another. Mr. Hamood was deemed to have met these goals by successfully delivering a growth strategy plan with business cases and monitoring processes and was paid at 100% of the target payout. In addition, the CEO recommended, and the Compensation Committee approved, a $50,000 discretionary bonus for Mr. Hamood based upon his contributions throughout the year on various initiatives, which was paid with the bonus payment in February 2015.
Mr. Cartwright's annual incentive payout was $669,375, or 96% of his target award. Mr. Cartwright had additional financial goals related to Further Adjusted USIS EBITDA and Further Adjusted USIS Revenue. The threshold for the Further Adjusted USIS EBITDA target was exceeded and as a result, he achieved 82.5% of the targeted payout for this goal. Mr. Cartwright also exceeded the threshold target for Further Adjusted USIS Revenue and therefore received 54% of the targeted payout for this goal. It was also determined that Mr. Cartwright achieved the Growth Strategy Initiatives set for USIS and therefore that goal was paid at 100%. In addition, Mr. Cartwright achieved his goal of successfully integrating an acquisition and delivering upon a goal related to human capital. For those efforts, he was paid at target for Major Project Deliverables.
Mr. McCarthy's annual incentive payout was $240,640, or 150% of his target award, which was pro-rated based upon his employment date. Mr. McCarthy had additional financial goals related to Further Adjusted Healthcare EBITDA and Further Adjusted Healthcare Revenue. The threshold Further Adjusted Healthcare EBITDA target was exceeded and as a result, Mr. McCarthy achieved 200% of the targeted payout for this goal. The threshold target was also exceeded for Further Adjusted Healthcare Revenue and therefore Mr. McCarthy received 156% of the targeted payout for this goal. It was determined that Mr. McCarthy achieved the Growth Strategy and New Product Growth targets, and therefore was paid at target for these goals. Mr. McCarthy exceeded his goal of successfully integrating an acquisition and delivering on its business case. For those efforts, he was paid the maximum for that goal.
Mr. Danaher's annual incentive payout was $496,650, or 189% of his target award. Mr. Danaher had additional financial goals related to Further Adjusted Consumer Interactive EBITDA and Further Adjusted Consumer Interactive Revenue. The threshold for the Further Adjusted Consumer Interactive EBITDA target was exceeded and as a result, he achieved 200% of the targeted payout for this goal. Mr. Danaher also exceeded the target for Further Adjusted Consumer Interactive Revenue and therefore received 200% of the targeted payout for this goal. It was also determined that Mr. Danaher exceeded the Growth Strategy Initiatives set for Consumer Interactive and therefore that goal was paid at 200%. In addition, Mr. Danaher exceeded his goal of implementing new approaches to improve direct-to-consumer growth and upgrading key talent. For those efforts, he was paid at maximum for these goals.
Long-Term Equity Plan
Stock Option Grants
Stock options align the interests of our named executive officers with those of stockholders because the options only have value if the price of our stock increases after the options are granted. In general, we have granted stock options to the NEOs with the intention of providing equity compensation for approximately a five-year period of time.
In connection with the 2012 change in control transaction, on August 1, 2012, Mr. Hamood and Mr. Danaher received a stock option grant. Messrs. Peck, Cartwright and McCarthy received their respective grants upon joining us. These grants were the results of negotiations between management, GS and Advent (in connection with the 2012 Change in Control Transaction), or as negotiated at time of hire and approved by the Compensation Committee, and are designed to reward executives for increasing shareholder and stakeholder value, by providing them an incentive to keep focused on our long-term value. Mr. McCarthy received a grant in 2014, in connection with his employment with TransUnion, and Mr. Danaher received a grant to align him with our comparators. Beyond these two individuals, no other NEO received a grant in 2014.
Forty percent (40%) of each option grant to an NEO is subject to time-based vesting and shall vest as follows: twenty percent (20%) shall vest on the later of the first anniversary date of the 2012 Change in Control transaction or on the first anniversary of the NEO's hire date. Thereafter, five percent (5%) shall vest on the last day of each subsequent full calendar quarter until all the time-vested options have vested. For Mr. Hamood and Mr. Danaher's 2012 grants, the first anniversary was April 30, 2013. For Messrs. Peck, Cartwright and McCarthy, the first anniversary was or will be December 31, 2013, August 19, 2014 and July 1, 2015, respectively. For Mr. Danaher's 2014 grant, the first anniversary will be April 15, 2015. The remaining sixty percent (60%)

of the options are subject to performance-based vesting. The options will vest according to the time vesting schedule set forth above and upon the attainment of performance criteria as defined in the Stock Option Agreement.
For Messrs. Peck, Hamood and Danaher, the option exercise price equals the per share price in the 2012 Change in Control transaction, as adjusted for a November 1, 2012 dividend payment to stockholders, which the Board determined to be fair market value. Mr. Cartwright's, Mr. McCarthy's and Mr. Danaher's (his 2014 grant) exercise price was equal to the fair market value of the Company's common stock as of the date of their respective grants. All options granted to our NEOs' expire ten years from the date of the grant.
Management’s Stock Ownership Requirements
In connection with the 2012 Change in Control Transaction, any named executive officer (who was employed by us at the time of the transaction) was required by GS and Advent to roll over a portion of their option proceeds and common stock holdings, which would otherwise have been cashed out, into shares of TransUnion common stock. Mr. Hamood rolled-over a value equal to approximately 30% of his after-tax proceeds received in the 2012 Change in Control Transaction. As a component of Mr. Peck’s employment agreement, Mr. Peck purchased $1.325 million of common stock in TransUnion on December 31, 2012 and an additional $0.175 million on March 26, 2013. In addition, as a component of Mr. Cartwright's employment offer, Mr. Cartwright purchased $1.0 million of common stock in TransUnion. This required equity rollover and the stock purchases were intended to further align management with stockholder and other stakeholder interests.
Executive Benefits and Perquisites
The named executive officers do not receive any additional benefits or perquisites beyond what is provided on a broad basis, other than the opportunity to participate in a self-directed deferred compensation program designed to defer currently earned compensation to enhance payments made to the executive upon their retirement or termination from the Company. Providing any other additional benefits or perquisites would not support our compensation philosophy.
Retirement Plan
We maintain a broad-based 401(k) savings and retirement plan (the “401(k) Plan”) in which all associates, including the named executive officers, may participate. The Internal Revenue Code of 1986, as amended (the “Code”) places certain limits on the amount of contributions that may be made by and on behalf of the named executive officers to the 401(k) Plan. To extend the named executive officers’ retirement benefit beyond the contribution limits set under the Code, we created the Nonqualified Retirement and 401(k) Supplemental Plan (the “Supplemental Plan”). Under the Supplemental Plan, each named executive officer may defer all or some portion of their cash compensation that the executive officer was not otherwise permitted to defer under the 401(k) Plan to provide additional retirement savings. We make a matching contribution to the Supplemental Plan consistent with our 401(k) matching contributions. Additionally, similar to the 401(k) Plan, the Compensation Committee may authorize us to make a discretionary contribution on behalf of the named executive officers to the Supplemental Plan at the end of the year.
Employment Agreement with Mr. Peck
Mr. Peck entered into an employment agreement with the Company which reflected his agreement to become CEO effective as of December 31, 2012. The initial term of the agreement expires on December 31, 2015, but will continue to renew automatically for twelve-month intervals, unless either party to the agreement provides notice of non-renewal at least 180 days before the day that would be the last day of the agreement.
Mr. Peck’s agreement provides a minimum base salary, the eligibility to participate in our annual incentive plan for executive officers, a sign-on bonus and payment for expenses associated with his relocation. In addition, the agreement provides for severance provisions, which are identical to those provided to the other named executive officers. The severance provisions are discussed under “2014 Compensation—Severance and Change-in-Control Compensation.”
The agreement includes confidentiality and nonsolicitation provisions intended to protect our interests. The specifics of the compensation provided under Mr. Peck’s employment agreement are detailed in the narrative accompanying “—Executive Compensation—Payments Upon Termination or Change-in-Control—2014.”
Severance and Change-in-Control Compensation
In connection with the 2012 Change in Control Transaction or upon employment, and as required by and negotiated with our owners, select named executive officers, other than Mr. Peck, continued or entered into a Severance and Restrictive Covenant Agreement (the “Severance Agreement”). These Severance Agreements are designed to maximize retention of the named executive officers. The terms of the Severance Agreements are summarized under “—Executive Compensation—Payments Upon Termination or Change-in-Control—2014” and the accompanying narrative.

Federal Income Tax Considerations
We have not been subject to the federal income tax provisions of Code Section 162(m). Therefore, we have not made compensation decisions based on the deductibility limitations of the compensation under this section of the Code. Although the Compensation Committee will strive to have all compensation be deemed deductible, deductibility does not drive the compensation decisions for our executive team.
Risk Assessment in Compensation Programs
We have designed our compensation programs, including our incentive compensation plans, with specific features to address potential risks while rewarding employees for achieving long-term financial and strategic objectives through appropriate risk taking. The following elements have been incorporated in our programs available for our named executive officers:

•
A Balanced Mix of Compensation Components—The target compensation mix for our executive officers is composed of salary, annual cash incentives and long-term equity awards, representing a mix that is not overly weighted toward short-term cash incentives.

•
Multiple Performance Factors—Our incentive compensation plans use both company-wide metrics and individual performance, which encourage focus on the achievement of objectives for the overall benefit of the company:

•
The annual cash incentive is dependent on multiple performance metrics including Further Adjusted Corporate EBITDA and Further Adjusted Corporate Revenue, as well as individual goals related to specific strategic or operational objectives.

•The option grants vest over a five-year period of time, complementing our annual cash based incentives.

•	Capped Incentive Awards—Annual incentive awards are capped at 200% of target.

•
Stock Ownership—Each named executive officer employed by us prior to 2014 has purchased a significant amount of our common stock in connection with their status as a senior executive officer of the Company. We believe this ownership aligns the interests of our executive officers with the long-term interests of stockholders and other stakeholders.

Based on these factors, the compensation committee, in consultation with management and Meridian, concluded that our compensation programs are appropriate for our industry and do not create risks that are reasonably likely to have a material adverse effect on TransUnion.
Compensation Committee Report
The Compensation Committee of the Board of Directors of TransUnion has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report on Form 10-K.
Steven Tadler, Chairperson
Sumit Rajpal, Committee Member
Andrew Prozes, Committee Member

Executive Compensation
Summary Compensation Table—2014
The following table presents information regarding the annual compensation for services to us, in all capacities, of our named executive officers. The amounts in the “Stock Awards” and “Option Awards” and “Non-Equity Incentive Plan Compensation” columns are further explained in the narrative following “—Grants of Plan-Based Awards—2014.”

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)	Total ($)
James M. Peck(5)	2014	900,000	—	—	—	1,060,200	—	221,995	2,182,195
President & CEO	2013	865,385	2,100,000	—	—	900,000	—	81,998	3,947,383
	2012	—	2,100,000	—	5,455,415	—	—	—	7,555,415
Samuel A. Hamood(6)	2014	494,231	50,000	—	—	530,100	—	77,705	1,152,036
Executive Vice President & Chief Financial Officer	2013	470,000	—	—	—	352,500	—	77,726	900,226
	2012	466,154	—	—	1,554,328	687,375	—	69,744	2,777,601
Christopher7A. Cartwright(6)	2014	700,000	—	—	—	669,375	—	1,190,804	2,560,179
Executive Vice President, U.S. Information Services	2013	228,846	2,231,408	—	3,168,720	209,344	—	26,381	5,864,699
Gerald M. McCarthy, Jr.(8	2014	194,519	—	—	1,719,922	240,640	—	135	2,155,216
Executive Vice President, Healthcare
John T. Danaher	2014	342,281	—	—	380,188	496,650	—	18,752	1,237,871
Executive Vice President, Consumer Interactive	2013	307,293	—	—	—	176,806	—	18,210	502,309
	2012	286,870	—	—	477,033	237,322	—	17,860	1,019,085

(1)
The amounts shown in this column represent annual base salary. These amounts are not reduced to reflect the NEOs’ elections, if any, to defer receipt of salary under the TransUnion 401(k) & Savings Plan and/or the TransUnion LLC 401(k) and Supplemental Retirement Plan.

(2)
The amounts shown in this column represent the aggregate grant date “fair value” of option awards granted to the NEO during 2014 and, where applicable, the incremental “fair value” of the subsequent modification computed in accordance with (ASC) Topic 718, Compensation—Stock Compensation. Further details regarding these grants and the assumptions used to determine their “fair value” can be found in the narrative disclosure following the “—Grants of Plan-Based Awards” table below.

(3)
The amounts shown in this column represent amounts paid under the Annual Incentive Plan for the year shown and are paid at the beginning of the following year. Amounts shown are not reduced to reflect the NEOs’ elections, if any, to defer receipt of salary under the TransUnion 401(k) & Savings Plan and/or the TransUnion LLC 401(k) and Supplemental Retirement Plan.

(4)	Information regarding the amounts shown in this column can be found in the “Detailed Analysis of ‘All Other Compensation’ Column” table and accompanying narrative to that table.

(5)	Mr. Peck joined us on December 31, 2012 and therefore received no base salary for 2012.
(6) In addition to Mr. Hamood's Annual Incentive Plan payout, he was paid a discretionary bonus based upon his contributions throughout the year.

(7)	Mr. Cartwright joined us on August 19, 2013 and thus his annual base salary of $700,000 was prorated based upon his start date.

(8)	Mr. McCarthy joined us on July 1, 2014 and thus his annual base salary of $425,000 was prorated based upon his start date.

Detailed Analysis of “All Other Compensation” Column

Name	Company Match & Retirement Contribution to Qualified 401(k) Savings Plan(1) ($)	Company Match & Retirement Contribution to Non-Qualified Retirement Plan(2) ($)	Group Term Life Imputed Income(3) ($)	Payment & gross-up on Medicare Tax related to contributions into Non- Qualified Retirement Plan(4) ($)	Company Contributions to Charitable Matching Program (5) ($)	Company Reimbursed Relocation Expenses (6) ($)	Total ($)
James M. Peck	18,200	42,730	552	1,713	—	158,800	221,995
Samuel A. Hamood	18,200	56,582	360	938	1,625	—	77,705
Christopher A. Cartwright	18,200	66,158	360	1,975	—	1,104,111	1,190,804
Gerald M. McCarthy, Jr.	—	—	135	—	—	—	135
John T. Danaher	18,200	—	552	—	—	—	18,752

(1)
For 2014, we matched 100% of the first 3% and 50% of the next 2% percent of recognizable compensation (subject to the 2014 Internal Revenue Code limit of $260,000) contributed on a pre-tax basis to the tax-qualified TransUnion 401(k) & Savings Plan. Additionally, in 2014, we made a discretionary 3% retirement contribution of recognizable 2013 compensation, as shown above, to the TransUnion 401(k) & Savings Plan.

(2)
For recognized compensation above the Internal Revenue Code limit of $260,000, we matched 100% of the first 3% and 50% of the next 2% contributed on a pre-tax basis to the TransUnion Retirement and 401(k) Supplemental Plan. Additionally, in 2014 for the 2013 plan year, we made a discretionary 3% retirement contribution of recognizable compensation to the TransUnion Retirement and 401(k) Supplemental Plan.

(3)
We provide life insurance to all full time employees in an amount equal to their annual salary, up to a maximum of $250,000. Internal Revenue Code Section 79 provides an exclusion for the first $50,000 of group-term life insurance coverage provided under a policy carried directly or indirectly by an employer. The table notes the imputed cost of coverage in excess of $50,000, which is based on the named executive officer’s age and coverage they receive.

(4)
Executive contributions made into the non-qualified deferred compensation plan are subject to Medicare tax at a rate of 1.45% (2.35% with the Medicare surcharge). We provide this payment on behalf of the NEO and since the amount paid on behalf of the NEO is taxable to the executive, we “gross up” that payment to cover the tax.

(5)	We provide a dollar for dollar match on all recognized charitable contributions made by all employees, up to a maximum match of $2,000 per calendar year.

(6)
The Company reimbursed Mr. Peck and Mr. Cartwright for all qualified expenses associated with their respective relocations. In addition, the Company provides a tax gross-up on all reimbursed relocation expenses that otherwise would be taxable to the employee.

Grants of Plan-Based Awards—2014

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Grant Date	All Other Option Awards: Number of Securities Underlying Options(2) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Name	Threshold ($)	Target ($)	Maximum ($)
James M. Peck	281,250	900,000	1,800,000
Samuel A. Hamood	140,625	450,000	900,000
Christopher Cartwright	231,875	700,000	1,400,000
Gerald M. McCarthy, Jr. (4)	53,000	160,000	320,000	7/1/2014	186,300	17.40	1,719,922
John T. Danaher	86,953	262,500	525,000	4/15/2014	64,790	11.42	380,188

(1)
Reflects payment opportunities for the twelve months ended December 31, 2014 under the Annual Bonus Plan described above under “2014 Annual Bonus Plan.” The Annual Bonus Plan is an annual cash incentive opportunity. The threshold amount is the lowest payment opportunity reflecting the lowest level of performance described by the plan (12.5% of target payout opportunity for any corporate or business Further Adjusted EBITDA measure, 50% of target payout opportunity for any corporate or business Further Adjusted Corporate Revenue measure and 50% of target payout opportunity for an individual performance measure). The target amount reflects a 100% payout of target opportunity if both Company and individual performance are at target levels. The maximum reflects 200% payout of target opportunity, payable only upon maximum achievement of all payout components, both financial and individual goals. These amounts are based on the individual’s current salary and position (prorated for employment date). There is no minimum payment. EBITDA, as Further Adjusted for bonus plan purposes, was $452.4 million for 2014, resulting in a payout of 146% of target performance since the actual results exceeded targeted performance. Our Further Adjusted Revenue was approximately 98.7% of 2014's plan, which resulted in a payout of 74% of target performance.

(2)
Reflects nonqualified stock options granted during 2014 under the TransUnion Holding Company, Inc. 2012 Management Equity Plan. The size of the equity award granted to Mr. McCarthy was negotiated as a component of his employment offer. The award to Mr. McCarthy was based on external market data and his overall compensation opportunity prior to joining us. The grant to Mr. Danaher was to align him more favorably to our comparator group when added to the grant he received in 2012. The Compensation committee approved the awards, as well as Mr. McCarthy's base salary and target bonus, as a component of his employment offer. The vesting provisions of each award have been described above in the Long Term Equity Plan - Stock Option Grants.

(3)
The amounts shown in this column represent the aggregate grant date “fair value” of option awards granted to the NEO during 2014. For assumptions used in determining these values, see Part II, Item 8, “Notes to Consolidated Financial Statements,” Note 15, “Stock-Based Compensation.”

(4)	The non-equity incentive plan award was prorated based upon Mr. McCarthy's start date with the Company of July 1, 2014.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
James M. Peck	221,878	1,164,857		$6.65	12/31/2022
Samuel A. Hamood	60,292	241,168		$6.65	8/1/2022
Christopher A. Cartwright	54,000	486,000		$11.42	8/27/2023
Gerald M. McCarthy, Jr.	—	186,300		$17.40	7/1/2024
John T. Danaher	18,504	74,016		$6.65	8/1/2022
	—	64,790		$11.42	4/15/2024

(1)
Forty percent (40%) of the options are time vested options and shall vest as follows: twenty percent (20%) shall generally vest on the later of the first anniversary of the award date, or on the first anniversary of the NEO's hire date. Thereafter, five percent (5%) shall vest on the last day of each subsequent full calendar quarter until all the Time Vested Options have vested. For Mr. Hamood's and Mr. Danaher's 2012 awards, the first anniversary was April 30, 2013. For Messrs. Peck, Cartwright and McCarthy, the first anniversary of the award was or will be December 31, 2013, August 19, 2014 and July 1, 2015 respectively. For Mr. Danaher's 2014 award, the first anniversary of the award will be April 15, 2015. The remaining sixty percent (60%) of the options are performance based options and will vest according to the time vesting schedule set forth above and upon attainment of performance criteria as defined in the Stock Option Agreement.

(2)
For Messrs. Peck, Hamood and Danaher, the option exercise price equals the per share price in the 2012 Change in Control transaction, as adjusted for a November 1, 2012, dividend payment to stockholders, which the Board determined to be fair market value. Mr. Cartwright's, Mr. McCarthy's grant exercise price was equal to the fair market value of the Company's common stock as of the date of their respective grants, as was Mr. Danaher's 2014 award.

Options Exercised and Stock Vested
The following table sets forth information regarding the exercise of any time-based vested options by payment made to the named executive officers during 2014. However, no options were exercised by the NEOs during the twelve months ended December 31, year 2014.

	Option Awards		Stock Awards
Name	Number of Shares Converted (#)	Value Realized On Conversion(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James M. Peck	—	—	—	—
Samuel A. Hamood	—	—	—	—
Christopher Cartwright	—	—	—	—
Gerald M. McCarthy, Jr.	—	—	—	—
John T. Danaher	—	—	—	—

(1)	Represents the difference between the exercise price of the stock options and the fair market value at time of exercise.
Nonqualified Deferred Compensation

Name	Executive Contributions in 2014(1)	Registrant Contributions in 2014(2)	Aggregate Earnings in 2014(3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2014
James M. Peck	$88,269	$42,730	$6,946	$—	$168,465
Samuel A. Hamood	33,375	56,582	33,627	—	596,988
Christopher A. Cartwright	219,488	66,158	10,253	—	295,899
Gerald M. McCarthy, Jr.	—	—	—	—	—
John T. Danaher	—	—	—	—	—

(1)	Includes amounts reflected under “Salary” and “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above for 2014.

(2)	Amounts included in this column are reflected under “All Other Compensation” in the Summary Compensation Table for 2014.

(3)
Amounts included in this column do not constitute above-market or preferential earnings and accordingly such amounts are not reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table for 2014. Each NEO self-directs the investment of their non-qualified deferred compensation plan account balance into one or more of the available investment funds. Consequently, the value of an NEO’s plan account balance may go up or down based on the performance of the selected investment funds.

Deferred Compensation Plan
This nonqualified plan is a tax deferred compensation program for a limited number of executives, including the named executive officers, and provides a favorable tax vehicle for deferring cash compensation (base salary and annual incentive payments). Pursuant to the plan, the NEO is able to defer up to 100% of cash compensation received. Amounts deferred are self-directed into one or more of the available investment funds and are credited with gains or losses of the various funds selected by the participant. The plan does not offer any above-market rate of return to the NEO. Upon termination of employment, amounts deferred are paid, at the participant’s option, either in a lump sum or in annual installments over a period of either 5 or 10 years. Executives are not permitted to take loans from the account. We contribute a match equal to 100% of the first 3% and 50% on the next 2% of the executive’s contributions. Additionally, in 2014, the Compensation Committee approved a discretionary retirement contribution of an additional 3% of qualified 2013 earnings. Assets in this plan are held in a rabbi trust.
Payments upon Termination and Change-in-Control—2014
The following charts illustrate benefits that the named executive officers would receive upon the occurrence of certain separation scenarios, which are assumed to occur on December 31, 2014. No special payments are made upon resignation or retirement, and the named executive officers are not entitled to increase severance payments in the event they are terminated in connection with a change in control. In addition, we do not provide for any gross-up provision on severance payments. Descriptions of the provisions that govern these benefits are set forth following the charts.
Separation(1)
James M. Peck(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	2,700,000			2,700,000
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,172			26,172
Life Insurance Payout(5)		250,000
Disability Payments(6)			1,920,000
Total	2,761,172	250,000	1,920,000	2,761,172

(1)
The table excludes (a) any amounts accrued through December 31, 2014, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2014, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)
If Mr. Peck is terminated without Cause or he resigns for Good Reason (both defined in the Peck Employment Agreement), he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the target bonus under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)
If Mr. Peck is terminated without Cause or he resigns for Good Reason (both defined in the Peck Employment Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months. This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2015 COBRA premium rate.

(5)
Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers, that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2014 (a) assuming full disability at December 31, 2014 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Samuel A. Hamood(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,449,450			1,449,450
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,542			26,542
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,652,000
Total	1,510,992	250,000	2,652,000	1,510,992

(1)
The table excludes (a) any amounts accrued through December 31, 2014, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2014, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)
Mr. Hamood entered into a Severance and Restrictive Covenant Agreement on June 15, 2010 (the “Hamood Severance Agreement”), which was assumed by the new ownership on April 30, 2012. If Mr. Hamood is terminated without Cause or he resigns for Good Reason (both defined in the Hamood Severance Agreement), he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)
If Mr. Hamood is terminated without Cause or he resigns for Good Reason (both defined in the Hamood Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months. This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2015 COBRA premium rate.

(5)
Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers, that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2014 (a) assuming full disability at December 31, 2014 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Christopher A. Cartwright(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,709,039			1,709,039
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,542			26,542
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,232,000
Total	1,770,581	250,000	2,232,000	1,770,581

(1)
The table excludes (a) any amounts accrued through December 31, 2014, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2014, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)
Mr. Cartwright entered into a Severance and Restrictive Covenant Agreement on August 19, 2013 (the “Cartwright Severance Agreement”). If Mr. Cartwright is terminated without Cause or he resigns for Good Reason (both defined in the Cartwright Severance Agreement), he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)
If Mr. Cartwright is terminated without Cause or he resigns for Good Reason (both defined in the Cartwright Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months. This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2015 COBRA premium rate.

(5)
Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers, that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2014, (a) assuming full disability at December 31, 2014, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Gerald M. McCarthy, Jr.(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	998,460			998,460
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,542			26,542
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,796,000
Total	1,060,002	250,000	2,796,000	1,060,002

(1)
The table excludes (a) any amounts accrued through December 31, 2014, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2014, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)
Mr. McCarthy entered into a Severance and Restrictive Covenant Agreement on March 23, 2015 (the “McCarthy Severance Agreement”). If Mr. McCarthy is terminated without Cause or he resigns for Good Reason (both defined in the McCarthy Severance Agreement), he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan, or if covered termination occurs prior to two years of actual bonuses, an amount equal to the prior year's bonus. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)
If Mr. McCarthy is terminated without Cause or he resigns for Good Reason (both defined in the McCarthy Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months. This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2015 COBRA premium rate.

(5)
Reflects the present value of life insurance provided as a benefit to all associates equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers, that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2014, (a) assuming full disability at December 31, 2014, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

John T. Danaher(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,105,092			1,105,092
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	26,542			26,542
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,088,000
Total	1,166,634	250,000	2,088,000	1,166,634

(1)
The table excludes (a) any amounts accrued through December 31, 2014, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2014, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)
Mr. Danaher entered into a Severance and Restrictive Covenant Agreement on March 23, 2015 (the “Danaher Severance Agreement”). If Mr. Danaher is terminated without Cause or he resigns for Good Reason (both defined in the Danaher Severance Agreement), he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)
If Mr. Danaher is terminated without Cause or he resigns for Good Reason (both defined in the Danaher Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months. This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2015 COBRA premium rate.

(5)
Reflects the present value of life insurance provided as a benefit to all associates equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers, that would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2014, (a) assuming full disability at December 31, 2014, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Director Compensation
The following tables and narrative footnotes discuss the compensation earned by our directors who are not employed by TransUnion or either of the Sponsors, or any of the Sponsor's respective affiliates (each, an “unaffiliated director”). Messrs. Egan, Mullin, Narayan, Rajpal and Tadler are not considered unaffiliated directors because of their relationships with our Sponsors, which hold significant interests in TransUnion, and, accordingly, received no compensation for their service on the Board of Directors in 2014. See Item 10, "Directors, Executive Officers and Corporate Governance - Board of Directors." Mr. Peck is not included in the table below because, as President and Chief Executive Officer, disclosure in respect of his compensation is presented in the Summary Compensation Table. Mr. Peck does not receive any additional compensation for his service on the Board of Directors.
In 2014, annualized compensation rates for the unaffiliated directors related to service on our Board of Directors and Committees were as follows:

Board of Directors
Annual Retainer	$85,000
Audit and Compliance Committee
Audit and Compliance Committee Chair	$10,000
Audit and Compliance Committee Member	$—
Compensation Committee
Compensation Committee Chair	$5,000
Compensation Committee Member	$—
In addition, our unaffiliated directors receive stock options pursuant to the 2012 Management Equity Plan, which vest pro rata over a five-year period (or such shorter term as may be set by the Compensation Committee) and have such other terms and conditions as the Compensation Committee may specify.
Total compensation paid to our independent directors in 2014 is shown in the table below. Annual retainer amounts are prorated based on dates of service for newly-appointed independent directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
George M. Awad(1)	$106,250	$—	$—	$—	$—	$—	$106,250
Siddharth N. (Bobby) Mehta(2)	85,000	—	—	—	—	150,000	235,000
Andrew Prozes(3)	85,000	—	201,192	—	—	—	286,192
(1) Mr. Awad was appointed to the Board of Directors on November 11, 2013. Fees paid in cash in 2014 include $21,250 earned in 2013.
(2) In connection with his resignation as President and Chief Executive Officer of the Company, Mr. Mehta, a director of the Company, entered into a Consulting Agreement with TransUnion pursuant to which Mr. Mehta provides advice and consultation to assist Mr. Peck in the transition of duties as Chief Executive Officer and to Mr. Peck and the Board of Directors with respect to the Company's strategic operating plan and strategic opportunities or transactions considered by the Company from time to time. Pursuant to the terms of the agreement, Mr. Mehta receives a consulting services fee of $150,000 on or before January 10 of each year during the term of the agreement. Either party may terminate the agreement by providing notice of non-renewal at least sixty (60) days prior to the end of the then-current term.
(3) Mr. Prozes was appointed to the Board of Directors on January 28, 2014. Mr. Prozes received 32,398 stock options during 2014 with an aggregate grant date fair value of $201,192. All of the options were outstanding at December 31, 2014.

Business Expenses
The independent directors are reimbursed for their business expenses related to their attendance at our meetings, including room, meals and transportation to and from Board and committee meetings. On rare occasions, a director’s spouse may accompany a director when traveling on TransUnion business.
Director and Officer Liability (or D&O) Insurance
D&O insurance insures our individual directors and officers against certain losses that they are legally required to bear as a result of their actions while performing duties on our behalf. Our D&O insurance policy does not break out the premium for directors versus officers and, therefore, a dollar amount cannot be assigned to the coverage provided for individual directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2014, with respect to our equity compensation plans under which common stock is authorized for issuance

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,684,447	$8.83	448,102
Equity compensation plans not approved by security holders	—	—	—
Total	7,684,447	$8.83	448,102
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2015, by:

•	each person that is the beneficial owner of more than 5% of our outstanding common stock;

•	each member of our board of directors;

•	each of our named executive officers; and

•	all of the members of our board of directors and our executive officers as a group.
The information below is based on a total of 110,968,014 shares of our common stock outstanding as of February 28, 2015.
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2014, are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o TransUnion, 555 West Adams Street, Chicago, Illinois 60661.
Our address is the address of each director and executive officer named in the table.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
5% or greater stockholders:
Investment funds affiliated with Advent International Corporation(1)	54,280,076	48.9%
Investment funds affiliated with The Goldman Sachs Group, Inc.(2)	54,280,076	48.9%
Directors and named executive officers:
George W. Awad	40,498	—
Christopher Egan(3)	—	—
Siddharth N. (Bobby) Mehta(4)	315,556	*
Leo F. Mullin(5)	39,193	*
Rohan Narayan(2)(6)	—	—
Andrew Prozes	50,262	*
Sumit Rajpal(2)(7)	—	—
Steven M. Tadler(8)	—	—
James M. Peck(9)	538,806	*
Samuel A. Hamood(10)	190,941	*
Christopher A. Cartwright(11)	192,595	*
Gerald M. McCarthy, Jr.(12)	11,494	*
David M. Neenan(13)	311,956	*
John T. Danaher (14)	31,285	*
John W. Blenke(15)	104,513	*
All directors and executive officers as a group (15 persons)	1,825,099	1.6%
________________________

*	Less than 1%.

(1)
The funds managed by Advent International Corporation own 100% of Advent TransUnion Acquisition Limited Partnership, which in turn owns 49.4% of TransUnion Intermediate, for a 49.4% indirect ownership for the funds managed by Advent International Corporation. This 49.4% indirect ownership consists of 23,925,541.40 shares indirectly owned by Advent International GPE VI Limited Partnership, 15,333,825.79 shares indirectly owned by Advent International GPE VI-A Limited Partnership, 1,209,566.02 shares indirectly owned by Advent International GPE VI-B Limited Partnership, 1,231,262.28 shares indirectly owned by Advent International GPE VI-C Limited Partnership, 1,079,388.51 shares indirectly owned by Advent International GPE VI-D Limited Partnership, 2,972,386.46 shares indirectly owned by Advent International GPE VI-E Limited Partnership, 4,507,396.26 shares indirectly owned by Advent International GPE VI-F Limited Partnership, 2,836,784.89 shares indirectly owned by Advent International GPE VI-G Limited Partnership, 878,698.19 shares indirectly owned by Advent Partners GPE VI 2008 Limited Partnership, 32,544.38 shares indirectly owned by Advent Partners GPE VI 2009 Limited Partnership, 75,936.88 shares indirectly owned by Advent Partners GPE VI 2010 Limited Partnership, 75,936.88 shares indirectly owned by Advent Partners GPE VI-A Limited Partnership and 81,360.94 shares indirectly owned by Advent Partners GPE VI-A 2010 Limited Partnership. Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of GPE VI GP Limited Partnership and GPE VI GP (Delaware) Limited Partnership. GPE VI GP Limited Partnership is the general partner of Advent International GPE VI Limited Partnership, Advent International GPE VI-A Limited Partnership, Advent International GPE VI-B Limited Partnership, Advent International GPE VI-F Limited Partnership and Advent International GPE VI-G Limited Partnership. GPE VI GP (Delaware) is the general partner of Advent International GPE VI-C Limited Partnership, Advent International GPE VI-D Limited Partnership and Advent International GPE VI-E Limited Partnership. Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of Advent Partners GPE VI 2008 Limited Partnership, Advent Partners GPE VI 2009 Limited Partnership, Advent Partners GPE VI 2010 Limited Partnership, Advent Partners GPE VI-A Limited Partnership and Advent Partners GPE VI-A 2010 Limited Partnership. Advent International Corporation exercises voting and investment power over the shares held by each of these entities and may be deemed to have beneficial ownership any shares held by them. With respect to any shares of common stock of the Company held by the funds managed by Advent International Corporation, a group of individuals currently composed of David M. Mussafer, Steven M. Tadler and David M. McKenna, none of whom have individual voting or investment power, exercises voting and investment power over any shares beneficially owned by Advent International Corporation. Each of Mr. Mussafer, Mr. Tadler and Mr. McKenna disclaims beneficial ownership of any shares held by the funds managed by Advent International Corporation, except to the extent of their respective pecuniary interest therein. In addition, Harry Gambill, an Industry Advisor for Advent International Corporation, holds 39,447.02 shares of common stock. Through a written agreement with Mr. Gambill, Advent International Corporation has sole voting power and, at times, investment power over these shares. The shares reported in the table above do not include shares held by members of management of the Company which are subject to an agreement pursuant to which the management stockholders have appointed the Company as their attorney-in-fact to vote, provide a written consent or take any other action with respect to all matters with respect to such shares in the same proportion as shares held by the investment funds affiliated with Advent International Corporation. Advent International Corporation and its affiliated funds disclaim beneficial ownership of all such shares. The address of Advent International Corporation and each of the funds listed above is c/o Advent International Corporation, 75 State Street, Floor 29, Boston, MA 02109.

(2)
Shares shown as beneficially owned by investment funs affiliated with the Goldman Sachs Group, Inc. reflect an aggregate of the following record ownership: (i) 21,182,997 shares held by GS Capital Partners VI Fund, L.P.; (ii) 5,824,963 shares held by GS Capital Partners VI Parallel, L.P.; and (iii) 27,272,116 shares held by Spartan Shield Holdings. GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holdings, L.P., Bridge Street 2012 Holdings, L.P. and Opportunity Offshore-B Co-Invest AIV, L.P. (together with GS Capital Partners VI Fund, L.P. and GS Capital Partners VI Parallel, L.P., the “Goldman Sachs Funds”) own partnership interests of Spartan Shield Holdings. Goldman, Sachs & Co. is a direct and indirect wholly owned subsidiary of the Goldman Sachs Group, Inc. Goldman Sachs & Co. is the investment manager of certain of the Goldman Sachs Funds. The Goldman Sachs Group, Inc., and Goldman, Sachs & Co. may be deemed to beneficially own indirectly, in the aggregate, all of the common stock owned by Spartan Shield Holdings because (i) the Goldman Sachs Funds, of which affiliates of Goldman, Sachs & Co. and the Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager, share voting and investment power with certain of its respective affiliates and (ii) the Goldman Sachs Funds control Spartan Shield Holdings and have the power to vote or dispose of all of the common stock of the company owned by Spartan Shield Holdings. Shares of common stock that may be deemed to be beneficially owned by the Goldman Sachs Funds that correspond to the Goldman Sachs Funds’ partnership interests of Spartan Shield Holdings consist of: (1) 17,619,272 shares of common stock deemed to be beneficially owned by GS Capital Partners VI Offshore Fund, L.P., (2) 752,844 shares of common stock deemed to be beneficially owned by GS Capital Partners VI GmbH & Co. KG, (3) 650,000 shares of common stock deemed to be beneficially owned by MBD 2011 Holdings, L.P., (4) 750,000 shares of common stock deemed to be beneficially owned by Bridge Street 2012 Holdings, L.P., and (5) 7,500,000 shares of common stock deemed to be beneficially owned by Opportunity Offshore-B Co-Invest AIV, L.P. Mr. Rohan Narayan is a Vice President in the Merchant Banking Division of Goldman, Sachs & Co. and Mr. Sumit Rajpal is a Managing Director in the Merchant Banking Division of Goldman, Sachs & Co., and therefore each of Messrs. Narayan and Rajpal may be deemed to have beneficial ownership of the shares held by the Goldman Sachs Funds. The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Messrs. Narayan and Rajpal each disclaim beneficial ownership of the shares of common stock owned directly or indirectly by Spartan Shield Holdings and the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any. The shares reported in the table above do not include shares held by members of management of the Company which are subject to an agreement pursuant to which the management stockholders have appointed the Company as their attorney-in-fact to vote, provide a written consent or take any other action with respect to all matters with respect to such shares in the same proportion as the shares held by the Goldman Sachs Funds. The Goldman Sachs Funds and its affiliated funds disclaim beneficial ownership of all such shares. The address of the Goldman Sachs Funds, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is 200 West Street, New York, NY 10282.

(3)
Christopher Egan is a managing director at Advent International Corporation and may be deemed to beneficially own the shares held by the funds managed by Advent. Mr. Egan disclaims beneficial ownership of the shares of the common stock held by such funds, except to the extent of his pecuniary interest therein, if any. Mr. Egan holds no shares directly. The address of Mr. Egan is c/o Advent International Corporation, 75 State Street, Floor 29, Boston, MA 02109.

(4)	Represents 297,955 shares of common stock held of record and 16,001 options exercisable within 60 days.

(5)
Leo F. Mullin is a senior advisor, on a part-time basis, to the Merchant Banking Division of Goldman Sachs & Co.The address of Mr. Mullin is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(6)
Rohan Narayan is a vice president of Goldman, Sachs & Co. As such, Mr. Narayan may be deemed to have shared voting and investment power over, and therefore, may be deemed to beneficially own, shares of common stock of the Company owned by the Goldman Sachs Funds and Spartan Shield Holdings. Mr. Narayan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any. Mr. Narayan holds no shares directly. The address of Mr. Narayan is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(7)
Sumit Rajpal is a managing director of Goldman, Sachs & Co. As such, Mr. Rajpal may be deemed to have shared voting and investment power over, and therefore, may be deemed to beneficially own, shares of common stock of the Company owned by the Goldman Sachs Funds and Spartan Shield Holdings. Mr. Rajpal disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any. Mr. Rajpal holds no shares directly. The address of Mr. Rajpal is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(8)
Steven M. Tadler is a managing partner at Advent International Corporation and may be deemed to beneficially own the shares held by the funds managed by Advent. Mr. Tadler disclaims beneficial ownership of the shares of common stock held by such funds, except to the extent of his pecuniary interest therein, if any. Mr. Tadler holds no shares directly. Mr. Tadler’s address is c/o Advent International Corporation, 75 State Street, Floor 29, Boston, MA 02109.

(9)	Represents 287,193 shares of common stock held of record and 249,613 options exercisable within 60 days

(10)	Represents 124,620 shares of common stock held of record and 66,321 options exercisable within 60 days.

(11)	Represents 127,795 shares of common stock held of record and 64,800 options exercisable within 60 days.

(12)	Represents 11,494 shares of common stock held of record.

(13)	Represents 293,451 shares of common stock held of record and 18,505 options exercisable within 60 days.

(14)	Represents 5,747 shares of common stock held of record and 25,538 options exercisable within 60 days.

(15)	Represents 104,513 shares of common stock held of record, including 25,082 unvested restricted stock units.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions Policy
Our Board of Directors has adopted a written Related Person Transaction Policy, which provides that any “Related Person Transaction” must be reviewed and approved or ratified in accordance with specified procedures. The term “Related Person Transaction” includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, in which (1) the aggregate dollar amount involved will or may reasonably be expected to exceed $120,000 in any calendar year, (2) the Company is, or is proposed to be, a participant, and (3) any person who is or was (since the beginning of the last year) a director, a nominee for director, an executive officer or a beneficial owner of more than five percent of any class of the Company’s voting securities, or a member of the immediate family of any such person, had, has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).
The policy requires each director, nominee and executive officer to notify the general counsel in writing of any Related Person Transaction in which the director, nominee, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The general counsel, through the corporate secretary, will deliver a copy of the notice to the Audit and Compliance Committee. The Audit and Compliance Committee will review the material facts of each proposed Related Person Transaction at each regularly scheduled committee meeting and approve, ratify or disapprove the transaction.
The vote of a majority of disinterested members of the Audit and Compliance Committee is required for the approval or ratification of any Related Person Transaction. The Audit and Compliance Committee may approve or ratify a Related Person Transaction if the Audit and Compliance Committee determines, in its business judgment, based on the review of all available information, that the transaction is fair and reasonable to the Company, that there is a business or corporate interest supporting the Related Person Transaction, and that the Related Person Transaction is in the best interests of the Company. In making this determination, the Audit and Compliance Committee will consider, among other things, (i) the business or corporate purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (iii) whether the interest of the director, nominee, executive officer, beneficial owner or family member in the transaction is material, (iv) whether the transaction would impair the independence of the director or executive officer (v) whether the transaction would otherwise present an improper conflict of interest and (vi) whether the transaction would violate any law or regulation applicable to the Company or any provision of the Company’s Code of Business Conduct. The policy also contains categories of pre-approved transactions that the Board has identified as not having a significant potential for an actual or potential conflict of interest or improper benefit.
In any case where the Audit and Compliance Committee determines not to approve or ratify a Related Person Transaction, the matter will be referred to the General Counsel for review and consultation regarding the appropriate disposition of such transaction, arrangement or relationship including, but not limited to, termination of the transaction, rescission or modification of the transaction in a manner that would permit it to be ratified and approved.
Consulting Agreements
In connection with the 2012 Change in Control Transaction, TransUnion, Goldman, Sachs & Co. and Advent International Corporation entered into a Consulting Agreement, dated April 30, 2012. Pursuant to the terms of the agreement, Goldman, Sachs & Co. and Advent International Corporation are to receive an advisory fee of $250,000 each, increasing 5% annually, in exchange for services provided, including (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of existing debt; (iv) finance functions, including assistance in the preparation of financial projections and monitoring of compliance with financing agreements; (v) human resources functions, including searching and recruiting of executives; and (vi) other services as mutually agreed upon. During 2014, Goldman, Sachs & Co. and Advent International Corporation provided consulting services to TransUnion totaling $262,500 each.
In connection with his resignation as President and Chief Executive Officer of the Company, TransUnion and Siddharth N. (Bobby) Mehta, a director of the Company, entered into a Consulting Agreement, dated December 6, 2012, pursuant to which Mr. Mehta provides advice and consultation to assist Mr. Peck in the transition of duties as Chief Executive Officer and to Mr. Peck and the Board of Directors with respect to the Company's strategic operating plan and strategic opportunities or transactions considered by the Company from time to time. Pursuant to the terms of the agreement, Mr. Mehta receives a consulting services fee of $150,000 on or before January 10th of each year during the term of the agreement. Either party may terminate the agreement by providing notice of non-renewal at least sixty (60) days prior to the end of the then-current term.
The consulting agreements described above were entered into prior to the adoption of the Related Party Transactions Policy and were approved by the Company’s Board of Directors.
Debt and Interest Expense

As of December 31, 2014 and December 31, 2013, interest accrued on debt to related parties was less than $0.1 million and $0, respectively, and was recorded within other current liabilities in the consolidated balance sheets. As of December 31, 2014 and December 31, 2013, $10.5 million and $0, respectively, of our senior secured revolving credit facility was owed to affiliates of GS. Related party interest paid to affiliates of GS for the twelve months ended December 31, 2014 and December 31, 2013 was less than $0.1 million for each period.
Financing Transactions
On April 9, 2014, we refinanced and amended our senior secured credit facility, which resulted in an increase of the outstanding term loan and other changes to such facility. In connection with such refinancing transaction, affiliates of GSCP were paid $4,014,975 in term loan arrangement fees and $400,000 in revolver arrangement fees.
Management Stock Sales and Repurchases
On March 19, 2014, Andy Prozes, a Director of the Company, purchased 43,782 shares of common stock at a purchase price of $11.42 per share.
On March 31, 2014, as a component of James M. Peck's employment agreement, Mr. Peck purchased an additional 9,906 shares of common stock at a purchase price of $11.42 per share. Mr. Peck joined the Company in December 2012 as President and Chief Executive Office.
On April 11, 2014, George Awad, a Director of the Company, purchased 32,398 shares of common stock at a purchase price of $11.42 per share.
On April 24, 2014 and October 1, 2014, David M. Neenan, an Executive Officer of the Company, exercised options to purchase a total of 18,504 shares of common stock at a purchase price of $6.65 per share.
On December 30, 2014, Mary Krupka, a former Executive Officer of the Company, exercised options to purchase 17,024 shares of common stock at a purchase price of $6.65 per share.
In October of 2014, the following Executive Officers of the Company purchased common stock at a purchase price of $17.40 under a one-time management stock purchase plan: James M. Peck, 51,724 shares; Gerald M. McCarthy Jr., 11,494 shares; Christopher A. Cartwright, 40,229 shares; Samuel A. Hamood, 21,982 shares; John T. Danaher, 5,747 shares; and David M. Neenan, 24,712 shares.
Director Independence
The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system that has requirements that a majority of its board of directors be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees paid to our principal accountant for the years ended December 31, 2014 and 2013, were as follows:

Category (in millions)	2014	2013
Audit fees	$2.3	$2.2
Audit-related fees	1.7	2.1
Tax fees	—	0.1
All other fees	—	—
Total	$4.0	$4.4
All audit and non-audit services provided by our principal accountant, or any other independent auditor, must be approved by the Audit and Compliance Committee of our Board of Directors. For engagements expected to generate fees of $50,000 or less, audit and non-audit services by an independent auditor can be approved by the Chairman of the Audit and Compliance Committee. Audit-related fees include fees paid for due diligence related to mergers and acquisitions and the review of controls and security of our information systems. All of the fees paid to our principal accountant in 2014 and 2013 were pre-approved by our Audit and Compliance Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets—December 31, 2014 and 2013;

•
Consolidated Statements of Income for the years ended December 31, 2014 and 2013, from the period of inception through December 31, 2012 (Successor), and for the four months ended April 30, 2012 (Predecessor);

•
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013, from the period of inception through December 31, 2012 (Successor), and for the four months ended April 30, 2012 (Predecessor);

•
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, from the period of inception through December 31, 2012 (Successor), and for the four months ended April 30, 2012 (Predecessor);

•
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013, from the period of inception through December 31, 2012 (Successor), and for the four months ended April 30, 2012 (Predecessor);

•	Notes to Consolidated Financial Statements; and

(2)	Financial Statement Schedules.

•	Schedule I - Condensed Financial Information of TransUnion

•	Schedule I - Notes to Financial Information of TransUnion

•	Schedule II—Valuation and Qualifying Accounts

(3)
Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 128 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(4)	Valuation and qualifying accounts

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2015.

TransUnion

By:	/s/ Samuel A. Hamood
Samuel A. Hamood Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints John W. Blenke and Michael J. Forde as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2015.

Signature	Title

/s/ James M. Peck	Director, President and Chief Executive Officer
James M. Peck

/s/ Samuel A. Hamood	Executive Vice President and Chief Financial Officer
Samuel A. Hamood

/s/ James V. Pieper	Vice President and Chief Accounting Officer
James V. Pieper

/s/ George M. Awad	Director
George M. Awad

/s/ Christopher Egan	Director
Christopher Egan

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

/s/ Leo F. Mullin	Director
Leo F. Mullin

/s/ Rohan Narayan	Director
Rohan Narayan

/s/ Andrew Prozes	Director
Andrew Prozes

/s/ Sumit Rajpal	Director
Sumit Rajpal

/s/ Steven M. Tadler	Director
Steven M. Tadler

2014 Form 10-K
EXHIBIT INDEX
TransUnion

Exhibit No.	Exhibit Name

3.1	Amended and Restated Certificate of Incorporation of TransUnion, as amended.***

3.2	Amended and Restated Bylaws of TransUnion.***

4.1
Indenture, dated March 21, 2012, among TransUnion and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes Due 2018. (Incorporated by reference to Exhibit 4.1 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).

4.2
First Supplemental Indenture dated as of October 22, 2012, among TransUnion, and Wells Fargo Bank, National Association, as Trustee, for the 9.625%/10.375% Senior PIK Toggle Notes due 2018. (Incorporated by reference to Exhibit 10.1 to TransUnion's Current Report on Form 8-K filed October 23, 2012).

4.3	Form of TransUnion 9.625%/10.375% Senior PIK Toggle Notes Due 2018, Series B. (Incorporated by reference to Exhibit 4.2 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).
4.4
Indenture, dated November 1, 2012, between TransUnion, and Wells Fargo Bank, National Association, as Trustee, for the 8.125%/8.875% Senior PIK Toggle Notes due 2018. (Incorporated by reference to Exhibit 4.1 to TransUnion's Current Report on Form 8-K filed November 6, 2012).

4.5	Form of TransUnion 8.125%/8.875% Senior PIK Toggle Notes Due 2018, Series B. (Incorporated by reference to Exhibit 4.1 to TransUnion's Current Report on Form 8-K filed November 6, 2012).

10.1
Amendment No. 7 to Credit Agreement, dated as of April 9, 2014, by and among TransUnion Intermediate Holdings, Inc., Trans Union LLC, the guarantors party thereto, Deutsche Bank Trust Company Americas, as Existing Administrative Agent, Existing Collateral Agent, Existing Swing Line Lender and Existing L/C Issuer, Deutsche Bank AG New York Branch, as Successor Administrative Agent, Successor Collateral Agent, Successor Swing Line Lender, Successor L/C Issuer and as 2014 Replacement Term Lender, and each other Lender party thereto. (Incorporated by reference to Exhibit 10.1 to TransUnion's Current Report on Form 8-K filed April 9, 2014).

10.2
Second Amended and Restated Credit Agreement, dated as of April 9, 2014, by and among TransUnion Intermediate Holdings, Inc., Trans Union LLC, the guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent, Deutsche Bank AG New York Branch, as L/C Issuer and Swing Line Lender, the other lenders from time to time party thereto, Goldman Sachs Lending Partners LLC, as Syndication Agent, and Bank of America, N.A., Royal Bank of Canada and Credit Suisse AG, as Documentation Agents. (Incorporated by reference to Exhibit 10.2 to TransUnion's Current Report on Form 8-K filed April 9, 2014).

10.3
TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012). (Incorporated by reference to Exhibit 10.1 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).

10.4
Major Stockholders’ Agreement made as of April 30, 2012, among TransUnion, the Advent Investor (as defined therein), the GS Investors (as defined therein), and any other Person who becomes a party thereto. (Incorporated by reference to Exhibit 10.3 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).

10.5
Amendment No. 1 to Major Stockholders’ Agreement, dated as of January 28, 2014, among TransUnion Inc. (formerly TransUnion Holding Company, Inc.), the Advent Investor (as defined therein) and the GS Investors.***

10.6
Amendment No. 2 to Major Stockholders’ Agreement, dated as of January 1, 2015, among TransUnion Inc. (formerly TransUnion Holding Company, Inc.), the Advent Investor (as defined therein) and the GS Investors.***

10.7
Stockholders’ Agreement made as of April 30, 2012, among TransUnion, the members of the management or other key persons of TransUnion or of TransUnion Intermediate Holdings, Inc., that are signatories thereto, any other person who becomes a party thereto, and the GS Investors (as defined therein) and the Advent Investor (as defined therein) (for specific purposes). (Incorporated by reference to Exhibit 10.4 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).

Exhibit No.	Exhibit Name

10.8
Registration Rights Agreement dated as of April 30, 2012, by and among TransUnion, the Advent Investors (as defined therein), the GS Investors (as defined therein), certain Key Individuals (as defined therein) and any other person who becomes a party thereto. (Incorporated by reference to Exhibit 10.5 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).

10.9	Form of Director Indemnification Agreement for directors of TransUnion (Incorporated by reference to Exhibit 10.6 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).

10.10
Form of Severance and Restrictive Covenant Agreement with Executive Officers. (Incorporated by reference to Exhibit 10.5 to TransUnion Intermediate Holdings, Inc.'s Registration Statement on Form S-4 filed March 1, 2011).

10.11
Employment Agreement with Siddharth N. (Bobby) Mehta, former President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated October 3, 2007. (Incorporated by reference to Exhibit 10.6 to TransUnion Intermediate Holdings, Inc.'s Registration Statement on Form S-4 filed March 1, 2011).

10.12
Amendment to Employment Agreement of Siddharth N. (Bobby) Mehta, former President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012. (Incorporated by reference to Exhibit 10.11 to TransUnion's and TransUnion Intermediate Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.13
Consulting Agreement with Siddharth N. (Bobby) Mehta, dated December 6, 2012. (Incorporated by reference to Exhibit 10.12 to TransUnion's and TransUnion Intermediate Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.14
Amendment dated December 6, 2012 to the Stockholders’ Agreement of TransUnion made as of April 30, 2012 with Siddharth N. (Bobby) Mehta. (Incorporated by reference to Exhibit 10.13 to TransUnion's and TransUnion Intermediate Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.15
Stock Repurchase Agreement dated December 6, 2012 between Siddharth N. (Bobby) Mehta and TransUnion (Incorporated by reference to Exhibit 10.14 to TransUnion's and TransUnion Intermediate Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.16
Employment Agreement with James M. Peck, President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012. (Incorporated by reference to Exhibit 10.15 to TransUnion's and TransUnion Intermediate Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.17
Letter Agreement between TransUnion and Reed Elsevier with respect to the employment of James M. Peck as the President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012. (Incorporated by reference to Exhibit 10.16 to TransUnion's and TransUnion Intermediate Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.18
Consulting Agreement dated April 30, 2012 with Goldman Sachs & Co. and Advent International Corporation. (Incorporated by reference to Exhibit 10.17 to TransUnion's and TransUnion Intermediate Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

21	Subsidiaries of TransUnion ***

24	Power of Attorney - TransUnion (included on the signature page of this Form 10-K).***

31.1	Certification of Principal Executive Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Principal Financial Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

Exhibit No.	Exhibit Name

32	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

99.1	Separate audited financial statements in accordance with Rule 3-09 of Regulation S-X for Trans Union De Mexico, S.A. for the years ended December 31, 2014, 2013 and 2012.***

99.2	Separate unaudited financial statements in accordance with Rule 3-09 of Regulation S-X for Credit Information Bureau (India) Limited for the year ended March 31, 2014.***

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

***	Filed herewith.

Schedule I—Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Balance Sheet
(in millions, except per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Due from TransUnion Intermediate	$86.2	$52.7
Other current assets	22.7	7.5
Total current assets	108.9	60.2
Investment in TransUnion Intermediate	1,505.6	1,584.6
Other assets	20.9	28.1
Total assets	$1,635.4	$1,672.9
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.1	$0.2
Other current liabilities	18.3	33.4
Total current liabilities	18.4	33.6
Long-term debt	998.7	998.3
Other liabilities	31.2	13.1
Total liabilities	1,048.3	1,045.0
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at December 31, 2014 and December 31, 2013, 111.4 million and 110.7 million shares issued as of December 31, 2014 and December 31, 2013, respectively; and 110.9 million and 110.2 million shares outstanding as of December 31, 2014 and December 31, 2013, respectively	1.1	1.1
Additional paid-in capital	1,138.0	1,121.8
Treasury stock at cost; 0.5 million shares at December 31, 2014 and December 31, 2013	(4.3)	(4.1)
Accumulated deficit	(430.2)	(417.7)
Accumulated other comprehensive income (loss)	(117.5)	(73.2)
Total stockholders’ equity	587.1	627.9
Total liabilities and stockholders’ equity	$1,635.4	$1,672.9
 See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statement of Income
(in millions)

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012
Revenue	$—	$—	$—
Operating expenses
Selling, general and administrative	1.4	1.3	0.9
Total operating expenses	1.4	1.3	0.9
Operating loss	(1.4)	(1.3)	(0.9)
Non-operating income and expense
Interest expense	(97.0)	(96.3)	(52.2)
Equity Income from TransUnion Intermediate	49.1	43.2	43.0
Other income and (expense), net	(0.2)	(0.2)	(16.5)
Total non-operating income and expense	(48.1)	(53.3)	(25.7)
Loss from operations before income taxes	(49.5)	(54.6)	(26.6)
Benefit for income taxes	37.0	37.3	—
Net loss	$(12.5)	$(17.3)	$(26.6)

See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012
Net loss	$(12.5)	$(17.3)	$(26.6)
Other comprehensive loss:
Foreign currency translation:
Foreign currency translation adjustment	(47.9)	(54.8)	(22.1)
Benefit for income taxes	3.8	3.0	1.4
Foreign currency translation, net	(44.1)	(51.8)	(20.7)
Interest rate swaps:
Net unrealized gain (loss)	(0.6)	4.8	(5.9)
Amortization of accumulated loss	0.3	—	—
Benefit (provision) for income taxes	0.1	(1.8)	2.2
Interest rate swaps, net	(0.2)	3.0	(3.7)
Available-for-sale securities:
Net unrealized gain	0.2	—	—
Provision for income taxes	(0.1)	—	—
Available-for-sale securities, net	0.1	—	—
Total other comprehensive loss, net of tax	(44.2)	(48.8)	(24.4)
Comprehensive loss attributable to TransUnion	$(56.7)	$(66.1)	$(51.0)

See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION

Parent Company Only
Statement of Cash Flows
(in millions)

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From the Date of Inception Through December 31, 2012
Cash used in operating activities	$(9.4)	$(1.5)	$(16.4)
Cash flows from investing activities:
Acquisition of TransUnion Intermediate Holdings, Inc.	—	—	(1,582.3)
Capital investment in TransUnion Intermediate Holdings, Inc.	—	—	(80.8)
Cash used in investing activities	—	—	(1,663.1)
Cash flows from financing activities:
Proceeds from 9.625% notes	—	—	600.0
Proceeds from 8.125% notes	—	—	398.0
Debt financing fees	—	(0.9)	(41.3)
Proceeds from issuance of common stock and exercise of stock options	9.6	5.8	1,097.3
Treasury stock purchases	(0.2)	(3.4)	(0.7)
Dividends	—	—	(373.8)
Cash provided by financing activities	9.4	1.5	1,679.5
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
 Parent Company Only
Notes To Financial Statements
Note 1. Basis of Presentation
In the TransUnion (formerly known as TransUnion Holding Company, Inc.) parent company only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its subsidiaries is included in consolidated income using the equity method. The parent company only financial information should be read in conjunction with TransUnion's consolidated financial statements.
Note 2. Income tax
TransUnion entered into an intercompany tax allocation agreement with TransUnion Intermediate Holdings, Inc. in 2013, effective for all taxable periods from May 1, 2012, forward, in which they are members of the same consolidated federal or state tax groups. The agreement allocates the consolidated tax liability from those filings among the various members of the group. We recorded the cumulative effect of the intercompany tax allocation agreement to TransUnion's balance sheet and statement of income during 2013.
Note 3. Dividends from subsidiaries
Cash dividends paid to TransUnion from its consolidated subsidiaries were $90.3 million, $94.2 million and $27.9 million for the years ended December 31, 2014 and 2013, and from inception through December 31, 2012, respectively.

Schedule II—Valuation and Qualifying Accounts
TRANSUNION

(in millions)	Balance at Beginning of year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2014	$0.7	$3.2	$—	$(1.5)	$2.4
2013	$1.7	$0.8	$—	$(1.8)	$0.7
2012	$—	$(1.9)	$3.7	$(0.1)	$1.7
Allowance for deferred tax assets:
Year ended December 31,
2014	$25.9	$19.5	$—	$(3.3)	$42.1
2013	$27.2	$4.8	$—	$(6.1)	$25.9
2012	$—	$5.0	$24.8	$(2.6)	$27.2
____________________

(1)	For the allowance for doubtful accounts, includes write-offs of uncollectable accounts.