Form 10-Q
period 2015-03-31
TransUnion
filed 2015-05-07
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number:
TransUnion 333-182948

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

(Note: As of January 1, 2015, TransUnion was no longer subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. However, TransUnion has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months either pursuant to its obligation under Section 15(d) of the Securities Exchange Act of 1934 or as a “voluntary filer” in compliance with the indentures governing its senior indebtedness.)
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

Yes ☐ No ☒

The number of shares of registrants’ common stock outstanding as of April 30, 2015, was 111,168,095.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	March 31, 2015	December 31, 2014
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$87.0	$77.9
Trade accounts receivable, net of allowance of $3.0 and $2.4	211.7	200.4
Other current assets	129.6	122.7
Total current assets	428.3	401.0
Property, plant and equipment, net of accumulated depreciation and amortization of $132.9 and $123.4	176.1	181.4
Goodwill, net	2,009.0	2,023.9
Other intangibles, net of accumulated amortization of $459.5 and $407.8	1,891.9	1,939.6
Other assets	109.0	119.9
Total assets	$4,614.3	$4,665.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$102.8	$106.5
Short-term debt and current portion of long-term debt	112.8	74.0
Other current liabilities	115.4	149.4
Total current liabilities	331.0	329.9
Long-term debt	2,863.6	2,865.9
Deferred taxes	663.4	676.8
Other liabilities	24.0	22.1
Total liabilities	3,882.0	3,894.7
Redeemable noncontrolling interests	13.0	23.4
Stockholders’ equity:
Common stock, $0.01 par value; 200.0 million shares authorized at March 31, 2015 and December 31, 2014, 111.5 million and 111.4 shares issued at March 31, 2015 and December 31, 2014, respectively, and 111.0 million shares and 110.9 million shares outstanding as of March 31, 2015 and December 31, 2014, respectively	1.1	1.1
Additional paid-in capital	1,141.2	1,138.0
Treasury stock at cost; 0.5 million shares at March 31, 2015 and December 31, 2014	(4.3)	(4.3)
Accumulated deficit	(436.8)	(430.2)
Accumulated other comprehensive loss	(145.0)	(117.5)
Total TransUnion stockholders’ equity	556.2	587.1
Noncontrolling interests	163.1	160.6
Total stockholders’ equity	719.3	747.7
Total liabilities and stockholders’ equity	$4,614.3	$4,665.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$353.1	$303.4
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	125.6	120.9
Selling, general and administrative	121.9	96.2
Depreciation and amortization	69.1	51.5
Total operating expenses	316.6	268.6
Operating income	36.5	34.8
Non-operating income and expense
Interest expense	(44.8)	(50.8)
Interest income	0.9	0.5
Earnings from equity method investments	2.3	3.6
Other income and (expense), net	(2.3)	(1.7)
Total non-operating income and expense	(43.9)	(48.4)
Loss before income taxes	(7.4)	(13.6)
Benefit for income taxes	3.0	0.1
Net loss	(4.4)	(13.5)
Less: net income attributable to the noncontrolling interests	(2.2)	(1.2)
Net loss attributable to TransUnion	$(6.6)	$(14.7)

Earnings per share:
Basic	$(0.06)	$(0.13)
Diluted	$(0.06)	$(0.13)

Weighted average shares outstanding:
Basic	111.0	110.3
Diluted	111.0	110.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Net loss	$(4.4)	$(13.5)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(26.9)	(11.2)
(Expense) Benefit for income taxes	(0.1)	3.5
Foreign currency translation, net	(27.0)	(7.7)
Interest rate swaps:
Net unrealized loss	—	(0.2)
Amortization of accumulated loss	(0.1)	—
Benefit for income taxes	—	0.1
Interest rate swaps, net	(0.1)	(0.1)
Total other comprehensive loss, net of tax	(27.1)	(7.8)
Comprehensive loss	(31.5)	(21.3)
Less: comprehensive income attributable to noncontrolling interests	(2.5)	(1.4)
Comprehensive loss attributable to TransUnion	$(34.0)	$(22.7)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(4.4)	$(13.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69.1	51.5
Amortization and loss on fair value of interest rate swaps	1.1	—
Amortization of deferred financing fees	2.0	1.7
Stock-based compensation	2.4	2.0
Provision for losses on trade accounts receivable	0.6	0.6
Equity in net income of affiliates, net of dividends	(0.9)	(3.3)
Deferred taxes	(9.5)	(4.0)
Amortization of senior notes purchase accounting fair value adjustment and note discount	0.2	(4.4)
Other	0.2	(0.4)
Changes in assets and liabilities:
Trade accounts receivable	(14.5)	(18.4)
Other current and long-term assets	6.4	1.5
Trade accounts payable	0.5	0.8
Other current and long-term liabilities	(36.7)	(20.2)
Cash provided by (used in) operating activities	16.5	(6.1)
Cash flows from investing activities:
Capital expenditures	(30.1)	(38.8)
Proceeds from sale of trading securities	0.3	0.9
Purchases of trading securities	(1.0)	(1.7)
Proceeds from sale of other investments	3.9	—
Purchases of other investments	(7.2)	—
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(9.9)	(39.1)
Acquisition-related deposits	9.1	8.8
Cash used in investing activities	(34.9)	(69.9)
Cash flows from financing activities:
Proceeds from senior secured revolving line of credit	35.0	28.5
Repayments of debt	(6.6)	(3.8)
Proceeds from issuance of common stock and exercise of stock options	0.8	0.7
Debt financing fees	—	(0.2)
Distributions to noncontrolling interests	(0.1)	(0.5)
Other	—	0.1
Cash provided by financing activities	29.1	24.8
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.6)
Net change in cash and cash equivalents	9.1	(51.8)
Cash and cash equivalents, beginning of period	77.9	111.2
Cash and cash equivalents, end of period	$87.0	$59.4
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Redeemable Non- controlling Interests
	Shares	Amount
Balance December 31, 2014	110.9	$1.1	$1,138.0	$(4.3)	$(430.2)	$(117.5)	$160.6	$747.7	$23.4
Net income (loss)	—	—	—	—	(6.6)	—	2.0	(4.6)	0.2
Other comprehensive income (loss)	—	—	—	—	—	(27.5)	0.4	(27.1)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)	—
Reclassification of redeemable noncontrolling interest	—	—	—	—	—	—	0.2	0.2	(0.2)
Purchase of noncontrolling interests	—	—	(0.1)	—	—	—	—	(0.1)	(10.4)
Excess tax benefit	—	—	0.1	—	—	—	—	0.1	—
Stock-based compensation	—	—	2.4	—	—	—	—	2.4	—
Issuance of stock	—	—	0.4	—	—	—	—	0.4	—
Exercise of stock options	0.1	—	0.4	—	—	—	—	0.4	—
Balance March 31, 2015	111.0	$1.1	$1,141.2	$(4.3)	$(436.8)	$(145.0)	$163.1	$719.3	$13.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
Basis of Presentation
Any reference in this report to "the Company", “we", “us”, and “our” refers to TransUnion (formerly known as TransUnion Holding Company, Inc.) and its direct and indirect subsidiaries.
The accompanying unaudited consolidated financial statements of TransUnion have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. The operating results of TransUnion for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015.
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
Change in Accounting Estimate
Effective July 1, 2014, we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to transform our technology infrastructure and corporate headquarters facility. As a result, depreciation and amortization expense increased by $8.0 million in the three months ended March 31, 2015. The net-of-tax impact of this change decreased net income attributable to TransUnion by $5.2 million, or $0.05 per share for the period.
Subsequent Events
Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or notes to the consolidated financial statements.
Recently Adopted Accounting Pronouncements
There are no recent accounting pronouncements that have been adopted.
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
On April 7, 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs to be presented in the balance sheet as a direct reduction of the carrying amount of the corresponding debt. This guidance is effective for fiscal years beginning after December

15, 2015, and interim periods therein. Early adoption is permitted. The impact of this guidance will reduce the net carrying value of debt disclosed in our consolidated balance sheet.
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$11.7	$7.3	$4.4	$—
Available for sale securities	3.0	—	3.0	—
Total	$14.7	$7.3	$7.4	$—

Liabilities
Contingent obligation	$(5.4)	$—	$—	$(5.4)
Interest rate swaps	(2.9)	—	(2.9)	—
Total	$(8.3)	$—	$(2.9)	$(5.4)
Level 1 instruments consist of exchange-traded mutual funds. Exchange-traded mutual funds are trading securities valued at their current market prices. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants.
Level 2 instruments consist of pooled separate accounts, foreign exchange-traded corporate bonds and interest rate swaps. Pooled separate accounts are designated as trading securities valued at net asset values. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants. Foreign exchange-traded corporate bonds are available-for-sale securities valued at their current quoted prices. These securities mature between 2027 and 2033. Interest rate swaps fair values are determined using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. See Note 8, “Debt” for additional information regarding interest rate swaps.
Unrealized gains and losses on trading securities are included in net income, while unrealized gains and losses on available for sale securities are included in other comprehensive income. There were no significant realized or unrealized gains or losses on our securities for any of the periods presented.
Level 3 instruments consist of contingent obligations related to acquisitions with maximum payouts totaling $19.5 million. These obligations are contingent upon meeting certain performance requirements in 2015 and 2016. The fair values of these obligations were determined based on an income approach, using our current expectations of the future earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the first quarter of 2015, we recorded an expense of $0.4 million as a result of changes to the fair value of these obligations.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
Deferred income tax assets	$48.3	$51.2
Prepaid expenses	48.0	43.4
Other investments	12.3	8.8
Deferred financing fees	8.3	8.2
Income taxes receivable	5.0	2.8
Marketable securities	3.0	3.0
Other	4.7	5.3
Total other current assets	$129.6	$122.7
Other investments are non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. As of March 31, 2015, these investments were recorded at their carrying value.
4. Other Assets
Other assets consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
Investments in affiliated companies	$52.0	$52.8
Deferred financing fees	23.7	25.8
Other investments	18.9	18.8
Marketable securities	11.7	10.9
Deposits	2.4	11.5
Other	0.3	0.1
Total other assets	$109.0	$119.9
Other investments include non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. As of March 31, 2015, these investments were recorded at their carrying value.
5. Investments in Affiliated Companies
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. There were no impairments of investments in affiliated companies during the three months ended March 31, 2015 or March 31, 2014.

Investments in affiliated companies consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
Total equity method investments	$51.1	$51.9
Total cost method investments	0.9	0.9
Total investments in affiliated companies	$52.0	$52.8
Earnings from equity method investments, which are included in other income and expense, and dividends received from equity method investments consisted of the following:

(in millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Earnings from equity method investments	$2.3	$3.6
Dividends received from equity method investments	$1.4	$0.3
There were no dividends received from cost method investments for the three months ended March 31, 2015 and March 31, 2014.
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
Accrued payroll	$42.6	$71.5
Accrued legal and regulatory	17.8	17.8
Accrued interest	14.3	20.5
Accrued employee benefits	9.4	13.0
Deferred revenue	8.3	8.6
Other	23.0	18.0
Total other current liabilities	$115.4	$149.4
The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2015.
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
Retirement benefits	$11.8	$10.8
Unrecognized tax benefits	0.2	0.3
Other	12.0	11.0
Total other liabilities	$24.0	$22.1

8. Debt
Debt outstanding consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
Senior secured term loan, payable in quarterly installments through April 9, 2021, including variable interest (4.00% at March 31, 2015) at LIBOR or alternate base rate, plus applicable margin, including original discount of $4.1 million and $4.3 million at March 31, 2015, and December 31, 2014, respectively	$1,876.9	$1,881.5
Senior secured revolving line of credit, due on April 9, 2019, variable interest (3.75% at March 31, 2015) at LIBOR or alternate base rate, plus applicable margin	85.0	50.0
9.625% Senior Notes - Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 9.625% fixed interest per annum	600.0	600.0
8.125% Senior Notes - Senior unsecured PIK toggle notes, principal due June 15, 2018, semi-annual interest payments, 8.125% fixed interest per annum, including original issuance discount of $1.3 million at March 31, 2015, and December 31, 2014	398.7	398.7
Other notes payable	13.8	7.4
Capital lease obligations	2.0	2.3
Total debt	$2,976.4	$2,939.9
Less short-term debt and current portion of long-term debt	(112.8)	(74.0)
Total long-term debt	$2,863.6	$2,865.9

Senior Secured Credit Facility
On June 15, 2010, the Company entered into a senior secured credit facility with various lenders. The senior secured credit facility consists of a senior secured term loan and a senior secured revolving line of credit. On April 9, 2014, we refinanced and amended the senior secured credit facility. The refinancing resulted in an increase in the outstanding senior secured term loan from $1,120.5 million to $1,900.0 million. The amendment, among other things, reduced the interest rate floor and margins, reduced the amount available under the senior secured revolving line of credit from $210.0 million to $190.0 million, extended the maturity dates, and changed certain covenant requirements. The additional borrowings were used in part to repay all amounts outstanding under the existing senior secured revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings were used to redeem the entire $645.0 million outstanding balance of the 11.375% notes issued by Trans Union LLC and its wholly-owned subsidiary, TransUnion Financing Corporation, including a prepayment premium and unpaid accrued interest through June 15, 2014. We refer to these transactions collectively as the "2014 Refinancing Transaction."
Interest rates on the refinanced senior secured term loan are based on the London Interbank Offered Rate ("LIBOR") unless otherwise elected, and subject to a floor of 1.00%, plus a margin of 2.75% or 3.00% depending on our senior secured net leverage ratio. Under the refinanced senior secured term loan, the Company is required to make principal payments of 0.25% of the refinanced original principal balance at the end of each quarter, with the remaining balance due April 9, 2021. The Company is also required to make additional payments based on excess cash flows, as defined in the agreement, of the prior year. There were no excess cash flows for 2014 and therefore no payment was required in 2015. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year.
During the fourth quarter of 2014, the Company borrowed $50.0 million against the senior secured revolving line of credit to partially fund acquisitions made in 2014. In March of 2015, the Company borrowed an additional $35.0 million to complete these funding requirements and replenish cash on hand.
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

On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the then existing senior secured term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we had designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the three month LIBOR. The net amount paid or received was recorded as an adjustment to interest expense. As a result of the April 9, 2014, senior secured credit facility amendment, the swaps were no longer expected to be highly effective and no longer qualify for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities in the consolidated balance sheet. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the remaining life of the swaps. Changes in the fair value of the swaps after April 9, 2014, are being recorded in other income and expense. The change in the fair value of the swaps resulted in a loss of $0.9 million for the three-months ended March 31, 2015.

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

8.125% Senior Notes
On November 1, 2012, the Company issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% Senior Notes” and together with the 9.625% Senior Notes, the "senior unsecured PIK toggle notes") due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. Pursuant to an exchange offer completed in August 2013, these notes were subsequently registered with the SEC. The Company is required to pay interest on the 8.125% Senior Notes in cash unless certain conditions described in the indenture governing the notes are satisfied, in which case the Company will be entitled to pay interest for such period by increasing the principal amount of the notes or by issuing new notes to the extent described in the indenture.
The indenture governing the 8.125% Senior Notes and the nonfinancial covenants are substantially identical to those governing the 9.625% Senior Notes. We are in compliance with all covenants under the indenture.

Fair Value of Debt
The estimated fair values of our 9.625% and 8.125% Senior Notes as of March 31, 2015, were $607.5 million and $412.4 million, respectively, compared with book values of $600.0 million and $398.7 million, respectively. The fair values of these fixed-rate notes, as determined under Level 2 of the fair-value hierarchy, are measured using quoted market prices of these publicly traded securities. The book value of our variable-rate debt approximates its fair value. The estimated fair value of our debt may not represent the actual settlement value due to redemption premiums and prepayment penalties that we may incur in connection with extinguishing our debt before its stated maturity.
9. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our long-term incentive stock plans. There were 7.8 million and 7.5 million anti-dilutive stock-based awards outstanding at March 31, 2015 and March 31, 2014, respectively, including contingently issuable market-based stock options. These awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive since we reported a net loss in both periods. Basic and diluted weighted average shares outstanding and earnings per share for the years ended March 31, 2015 and March 31, 2014, were as follows:

(in millions, except per share data)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Earnings per share - basic
Earnings available to common shareholders	$(6.6)	$(14.7)
Weighted average shares outstanding	111.0	110.3
Earnings per share - basic	$(0.06)	$(0.13)

Earnings per share - diluted
Earnings available to common shareholders	$(6.6)	$(14.7)

Weighted average shares outstanding	111.0	110.3
Dilutive impact of stock based awards	—	—
Weighted average dilutive shares outstanding	111.0	110.3
Earnings per share - diluted	$(0.06)	$(0.13)
10. Income Taxes
Effective January 1, 2015, the look-through provision under subpart F of the U.S. Internal Revenue Code expired. Consequently, in both periods presented, we recorded tax expense for the U.S. income tax we would incur in the absence of the look-through rule. This rule requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including dividends, earned by certain foreign subsidiaries, regardless of whether that income is remitted to the United States. The look-through rule grants an exception to this recognition for subsidiary passive income attributable to an active business. When it is not in effect, we are required to accrue a tax liability for certain foreign earnings as if those earnings were distributed to the United States.
For the three months ended March 31, 2015, we reported a loss before income taxes and an effective tax rate benefit of 40.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the benefit of state income taxes and the tax rate differential on foreign earnings, partially offset by the expiration of the look-through rule.
For the three months ended March 31, 2014, we reported a loss before income taxes and an effective tax rate benefit of 0.6%, which was lower than the 35% U.S. federal statutory rate due primarily to the additional tax expense associated with the expiration of the look-through rule, tax expense on unremitted foreign earnings not considered permanently reinvested, increased tax due to foreign dividends and a detrimental change in state tax rates which primarily affected deferred tax expense.

The total amount of unrecognized tax benefits was $1.9 million as of both March 31, 2015 and December 31, 2014, and these same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes as of March 31, 2015, and December 31, 2014, was $1.0 million and $0.9 million, respectively. There was no significant liability for tax penalties as of March 31, 2015 or December 31, 2014. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. As of March 31, 2015, tax years 2006 and forward remained open for examination in some state and foreign jurisdictions and tax years 2009 and forward remained open for federal purposes. The Internal Revenue Service issued its final Revenue Agent’s Report to the Company during December 2014 for its audit of 2009 through 2011 tax years. We evaluated the issues raised and, where appropriate, made adjustments where we determined that we did not have a more likely than not probability of prevailing upon appeal.
11. Operating Segments
Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

We evaluate the performance of segments based on revenue and operating income. Intersegment sales and transfers have been eliminated and were not material.
The following is a more detailed description of the three operating segments and the Corporate unit, which provides support services to each operating segment:
U.S. Information Services
U.S. Information Services (“USIS”) provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumer ability to pay for services, identify cross selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. These core capabilities and delivery platforms in our USIS segment allow us to serve a broad set of customers and business issues. We offer our services to customers in the financial services, insurance, healthcare and other industries.
International
The International segment provides services similar to our USIS segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, these services may include credit reports, analytics and decisioning services and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.
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
Selected financial information consisted of the following:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(in millions)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
USIS	$222.2	$31.3	$194.2	$32.4
International	62.9	2.4	54.1	2.2
Consumer Interactive	68.0	23.6	55.1	19.0
Corporate	—	(20.8)	—	(18.8)
Total	$353.1	$36.5	$303.4	$34.8

A reconciliation of operating income to income (loss) before income taxes for the periods ended as presented was as follows:

(in millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating income from segments	$36.5	$34.8
Non-operating income and expense	(43.9)	(48.4)
Income (loss) before income taxes	$(7.4)	$(13.6)
Earnings from equity method investments included in other income and expense, net, for the periods presented were as follows:

(in millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
USIS	$0.4	$0.3
International	1.9	3.3
Consumer Interactive	—	—
Total	$2.3	$3.6

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this discussion and analysis to "the Company”, “we”, “our”, “us”, and “its'” are to TransUnion and its consolidated subsidiaries, collectively.
The following discussion and analysis of TransUnion's financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion's audited consolidated financial statements, the accompanying notes, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Cautionary Notice Regarding Forward-Looking Statements”, and Part II, Item 1A, “Risk Factors.”
Overview
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses, which they embed into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, which we refer to as verticals, including financial services, insurance and healthcare, as well as a global presence in over 30 countries across North America, Africa, Latin America and Asia.
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
Recent Developments
On March 26, 2015, TransUnion Holding Company, Inc. was renamed TransUnion and TransUnion Corp. was renamed TransUnion Intermediate Holdings, Inc., as reflected in this report.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. Since the beginning of 2014, general economic conditions have slowly improved with a decrease in unemployment, an improvement in consumer confidence, favorable trends in the auto and other consumer lending market, and a housing market that shows an increase in home sales and a decrease in mortgage interest rates compared. Also, during the first quarter of 2014, North America had several weeks of extreme cold weather conditions, which negatively impacted revenue for that quarter. Our results from these improved market conditions were partially offset by the impact of a strengthening U.S. dollar, which has diminished the operating results of our International segment compared with the prior year.
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

•
During January 2015, we acquired the remaining equity interests in our two Brazilian subsidiaries, Data Solutions Serviços de Informática Ltda. (“ZipCode”) and Crivo Sistemas em Informática S.A. (“Crivo”). We will no longer record net income attributable to the noncontrolling interests in our consolidated statements of income or redeemable noncontrolling interests in our consolidated balance sheet from the date we acquired the remaining interests.

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
Consumer Interactive offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution and financial management. Our products are provided through user friendly online and mobile interfaces and are supported by educational content and customer support.
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

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. In order to more closely align the definition of Adjusted EBITDA to the definition we use as a supplemental measure of our operating performance as well as the compensation measure under our incentive plan, we have included additional adjustments to our previously defined Adjusted EBITDA. Such additional adjustments consist of expenses for mergers and acquisitions integration, business optimization, our technology transformation project, operating expense tax matters, consulting study fees related to our strategic initiatives and other expenses. All periods have been presented in the table below under our new definition of Adjusted EBITDA. For the three months ended March 31, 2015 and 2014, these indicators were as follows:

	Three Months Ended March 31,
(in millions)	2015	2014	$ Change	% Change
Revenue	$353.1	$303.4	$49.7	16.4%

Reconciliation of net income (loss) attributable to the Company to Adjusted EBITDA(1):
Net loss attributable to the Company	$(6.6)	$(14.7)	$8.1	55.0%
Net interest expense	43.9	50.3	(6.4)	(12.8)%
Benefit for income taxes	(3.0)	(0.1)	(2.9)	nm
Depreciation and amortization	69.1	51.5	17.6	34.0%
EBITDA	103.4	87.0	16.4	18.7%
Stock-based compensation	2.4	2.0	0.4	21.4%
Mergers, acquisitions, divestitures and business optimization(2)	0.5	4.0	(3.5)	(88.7)%
Technology transformation project(3)	5.8	1.0	4.8	nm
Other(4)	2.1	1.3	0.8	78.4%
Total adjustments	10.8	8.3	2.5	31.5%
Adjusted EBITDA(1)	$114.2	$95.3	$18.9	19.8%
Other metrics:
Cash provided by (used in) operating activities	$16.5	$(6.1)	$22.6	nm
Cash paid for capital expenditures	30.1	38.8	(8.7)	(22.4)%
nm: not meaningful

(1)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive plan. Furthermore, under the credit agreement governing our senior secured credit facility and the indentures governing our senior unsecured PIK toggle notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to the Company. The table above provides a reconciliation from our net income (loss) attributable to the Company to Adjusted EBITDA for the three months ended March 31, 2015 and 2014.

(2)
In 2015, consisted of a $0.4 million adjustment for contingent consideration expense and $0.1 million of acquisition expenses. In 2014, consisted of $2.7 million of merger and acquisition integration expenses, $0.5 million of contingent consideration expense, $0.5 million of acquisition expenses and $0.3 million of business optimization expenses.

(3)	In 2015 and 2014, represented costs associated with a project to transform our technology infrastructure.

(4)
In 2015, consisted of $0.9 million mark-to-market loss related to ineffectiveness on our interest rate hedge, $0.7 million of currency remeasurement, $0.4 million of loan fees and $0.1 million of miscellaneous. In 2014, consisted of $0.6 million of loan fees and $0.7 million of miscellaneous.

Revenue
Total revenue increased $49.7 million for the three months ended March 31, 2015, compared with the same period in 2014, due to strong organic growth in all of our segments and revenue from our recent acquisitions of CIBIL, L2C and DHI in our USIS and International segments, partially offset by the impact of weakening foreign currencies on the 2014 revenue of our International segment. Acquisitions accounted for an increase in revenue of 4.7%. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.4%. Excluding revenue from the recent acquisitions and the impact of weakening foreign currencies, consolidated revenues grew 13.1%. Revenue by segment in the three-month periods was as follows:

	Three Months Ended March 31,
(in millions)	2015	2014	$ Change	% Change
USIS
Online Data Services	$149.7	$131.2	$18.5	14.2%
Marketing Services	33.2	30.9	2.3	7.3%
Decision Services	39.3	32.1	7.2	22.3%
Total USIS	222.2	194.2	28.0	14.4%

International
Developed Markets	20.5	19.7	0.8	3.6%
Emerging Markets	42.4	34.4	8.0	23.3%
Total International	62.9	54.1	8.8	16.1%

Consumer Interactive	68.0	55.1	12.9	23.5%
Total revenue	$353.1	$303.4	$49.7	16.4%
USIS Segment
USIS revenue increased $28.0 million for the three months ended March 31, 2015, compared with the same period in 2014, due to increases in revenue for all platforms and the revenue from our recent acquisitions of DHI and L2C.
Online Data Services
Online Data Services revenue increased $18.5 million for the three-month period, compared with the same period in 2014, due to a 9.0% increase in credit report unit volume. Increases in credit report unit volume in the financial services, resellers, insurance and healthcare markets were partially offset by a small decrease in volume in other markets. Credit report unit volume was weakened in the first quarter of 2014 due to the extreme cold weather conditions experienced across large portions of the United States in early 2014. Also, a change in the mix of products sold resulted in an increase in average pricing for online credit reports in 2015.
Marketing Services
Marketing Services revenue increased $2.3 million for the three-month period, compared with the same period in 2014, due primarily to an organic increase in custom data sets and archive information and revenue from our recent acquisitions.

Decision Services
Decision Services revenue increased $7.2 million for the three-month period, compared with the same period in 2014, due primarily to an organic increase in revenue in healthcare, financial services and insurances markets and revenue from our recent acquisitions.
International Segment
International revenue increased $8.8 million, or 16.1%, for the three months ended March 31, 2015, compared with the same period in 2014. Higher local currency revenue from increased volumes in all regions and the inclusion of revenue from our acquisition of CIBIL was partially offset by a 8.1% decrease in revenue from the impact of weakening foreign currencies. Incremental revenue from our acquisition of CIBIL accounted for an 18.0% increase in International revenue. Excluding the impact of foreign currencies and acquisitions, International revenue increased 6.2%.
Developed Markets
Developed markets revenue increased $0.8 million, or 3.6%, for the three-month period, compared with the same period in 2014, due to higher local currency revenue in both regions partially offset by a 7.8% decrease in revenue from the impact of a weakening Canadian dollar. Excluding the impact of foreign currencies, developed markets revenue increased 11.4%.
Emerging Markets
Emerging markets revenue increased $8.0 million, or 23.3%, for the three-month period, compared with the same period in 2014. Higher local currency revenue in all regions and the inclusion of revenue from our acquisition of CIBIL was partially offset by a 8.2% decrease in revenue from the impact of weakening foreign currencies, primarily the South African rand and Brazilian real. Incremental revenue from our acquisition of CIBIL accounted for a 28.3% increase in emerging markets revenue. Excluding the impact of foreign currencies and acquisitions, emerging markets revenue increased 3.2%.
Consumer Interactive Segment
Consumer Interactive revenue increased $12.9 million for the three months ended March 31, 2015, compared with the same period in 2014. This increase was due to an increase in revenue from our indirect channel and an increase in the average number of subscribers in our direct channel.
Operating Expenses
Operating expenses for the three-month periods were as follows:

	Three Months Ended March 31,
(in millions)	2015	2014	$ Change	% Change
Cost of services	$125.6	$120.9	$4.7	3.9%
Selling, general and administrative	121.9	96.2	25.7	26.7%
Depreciation and amortization	69.1	51.5	17.6	34.2%
Total operating expenses	$316.6	$268.6	$48.0	17.9%
Cost of Services
Cost of services increased $4.7 million for the three-month period, compared with the same period in 2014. The increase was due primarily to:

•	operating and integration costs of our DHI, L2C and CIBIL acquisitions in our USIS and International segments;

•	incremental costs incurred as part of the transformation of our technology infrastructure; and

•	an increase in product costs resulting from the increase in revenue, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.

Selling, General and Administrative
Selling, general and administrative expenses increased $25.7 million for the three-month period, compared with the same period in 2014. The increase was due primarily to:

•	operating and integration costs from our DHI, L2C and CIBIL acquisitions in our USIS and International segments; and

•	an increase in advertising costs in our Consumer Interactive segment, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $17.6 million for the three-month period, compared with the same period in 2014, primarily in our USIS and International segments. In July 2014, we revised the remaining useful lives of certain internal-use software, equipment, leasehold improvements and the corporate headquarters facility to align with the expected completion dates of our strategic initiatives to transform our technology platform and corporate headquarters facility. As a result, depreciation and amortization increased $8.0 million during the three months ended March 31, 2015. Depreciation and amortization also increased an additional $9.6 million for the three months ended March 31, 2015, due to the recent business acquisitions and increased capital expenditures related to our strategic initiatives made in 2014 and the first quarter of 2015.
Operating Income and Operating Margins

	Three Months Ended March 31,
(dollars in millions)	2015	2014	$ Change	% Change
USIS operating income	$31.3	$32.4	$(1.1)	(3.4)%
International operating income	2.4	2.2	0.2	4.3%
Consumer Interactive operating income	23.6	19.0	4.6	24.4%
Corporate operating loss	(20.8)	(18.8)	(2.0)	(10.2)%
Total operating income	$36.5	$34.8	$1.7	4.9%

Operating Margin:
USIS	14.1%	16.7%		(2.6)%
International	3.8%	4.2%		(0.4)%
Consumer Interactive	34.7%	34.5%		0.2%
Total operating margin	10.3%	11.5%		(1.2)%
Total operating income increased $1.7 million for the three months ended March 31, 2015, compared with the same period in 2014. The increase was due primarily to:

•	the increase in revenue in all segments, including revenue from the recent acquisitions, partially offset by:

•	operating and integration costs from our DHI, L2C and CIBIL acquisitions in our USIS and International segments;

•	The increase in depreciation and amortization, primarily in our USIS and International segments;

•	the impact of weakening foreign currencies on the 2014 results of our International segment;

•	an increase in advertising costs in our Consumer Interactive segment; and

•	incremental costs incurred as part of the transformation of our technology infrastructure.
Margins for the USIS segment decreased due primarily to incremental costs incurred as part of the strategic initiative to transform our technology platform, including additional depreciation and amortization resulting from shortening the remaining useful lives of certain existing technology assets to align with the expected completion of this initiative, and operating and integration expenses from the recent acquisitions, partially offset by the increase in revenue. Margins for the International segment decreased due primarily to additional depreciation and amortization resulting from reassessing the remaining useful lives of certain assets, as well as integration and depreciation and amortization expenses of our CIBIL acquisition, partially offset by the increase in revenue. Margins for the Consumer Interactive segment increased slightly, as the increase in revenue was mostly offset by the increase in advertising costs.
Non-Operating Income and Expense

	Three Months Ended March 31,
(in millions)	2015	2014	$ Change	% Change
Interest expense	$(44.8)	$(50.8)	$6.0	11.8%
Interest income	0.9	0.5	0.4	80.0%
Earnings from equity method investments	2.3	3.6	(1.3)	(36.1)%
Other income and expense, net:
Acquisition fees	(0.1)	(0.5)	0.4	80.0%
Loan fees	(0.4)	(0.6)	0.2	33.3%
Dividends from cost method investments	—	—	—	-
Other income, net	(1.8)	(0.6)	(1.2)	(200.0)%
Total other income and expense, net	(2.3)	(1.7)	(0.6)	(35.3)%
Non-operating income and expense	$(43.9)	$(48.4)	$4.5	9.3%
Interest expense decreased $6.0 million for the three-month period, compared with the same period in 2014. A decrease in interest expense due to the early redemption of the 11.375% notes in the second quarter of 2014 was partially offset by additional interest expense resulting from the increase in the average principal balance of the senior secured credit facility in 2015 compared with 2014. See Part I, Item 1, Note 8, "Debt" for additional information about the early redemption of the 11.375% Senior Notes and the senior secured credit facility refinancing.
Earnings from equity method investments decreased $1.3 million because in the first quarter of 2015, we included CIBIL in our consolidated results, whereas in the first quarter of 2014, CIBIL was an equity method investment.
Acquisition fees represent costs we have incurred for acquisition-related efforts.
For the three months ended March 31, 2015, other income, net, included a loss of $0.9 million on the swap that no longer qualifies for hedge accounting.
Provision for Income Taxes
Effective January 1, 2015, the look-through provision under subpart F of the U.S. Internal Revenue Code expired. Consequently, in both periods presented, we recorded tax expense for the U.S. income tax we would incur in the absence of the look-through rule. This rule requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including dividends, earned by certain foreign subsidiaries, regardless of whether that income is remitted to the United States. The look-through rule grants an exception to this recognition for subsidiary passive income attributable to an active business. When it is not in effect, we are required to accrue a tax liability for certain foreign earnings as if those earnings were distributed to the United States.
For the three months ended March 31, 2015, we reported a loss before income taxes and an effective tax rate benefit of 40.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the benefit of state income taxes and the tax rate differential on foreign earnings, partially offset by the expiration of the look-through rule.
For the three months ended March 31, 2014, we reported a loss before income taxes and an effective tax rate benefit of 0.6%, which was lower than the 35% U.S. federal statutory rate due primarily to the additional tax expense associated with the expiration of the look-through rule, tax expense on unremitted foreign earnings not considered permanently reinvested, increased tax due to foreign dividends and a detrimental change in state tax rates which primarily affected deferred tax expense.
Significant Changes in Assets and Liabilities

There were no significant changes in our assets or liabilities between December 31, 2014, and March 31, 2015.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving line of credit will be sufficient to finance our liquidity requirements for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $87.0 million and $77.9 million at March 31, 2015, and December 31, 2014, respectively, of which $57.5 million and $50.6 million was held outside the United States. As of March 31, 2015, we had $85.0 million outstanding borrowings against the senior secured revolving line of credit and could have borrowed up to the remaining $105.0 million available. The Company is required to make additional principal payments on the senior secured term loan based on excess cash flows, as defined in the agreement, of the prior year. There were no excess cash flows for 2014 and therefore no additional payment was required in 2015. See Part I, Item 1, Note 8 “Debt,” for additional information about our debt.
Sources and Uses of Cash

	Three Months Ended March 31,
(in millions)	2015	2014	Change
Cash provided by (used in) operating activities	$16.5	$(6.1)	$22.6
Cash used in investing activities	(34.9)	(69.9)	35.0
Cash provided by financing activities	29.1	24.8	4.3
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.6)	(1.0)
Net change in cash and cash equivalents	$9.1	$(51.8)	$60.9
Operating Activities
The increase in cash provided by operating activities was due primarily to the increase in cash operating margin and decrease in interest expense.
Investing Activities
The decrease in cash used in investing activities was due primarily to a decrease in cash used for acquisitions and capital expenditures.
Financing Activities
The increase in cash provided by financing activities was due primarily to the increase in net borrowings.
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
Cash paid for capital expenditures decreased $8.7 million, from $38.8 million for the three months ended March 31, 2014, to $30.1 million for the three months ended March 31, 2015, due to a decrease in spending to upgrade our corporate headquarters facility. We expect total capital expenditures to be lower in 2015 than 2014 as a percentage of revenue as we complete the improvements to our corporate headquarters in the first half of 2015.

Debt
Senior Secured Credit Facility
On April 9, 2014, we refinanced and amended our senior secured credit facility. The refinancing resulted in an increase of the outstanding senior secured term loan from $1,120.5 million to $1,900.0 million. The amendment, among other things, reduced the interest rate floor and margins, reduced the amount available under the senior secured revolving line of credit from $210.0 million to $190.0 million, extended the maturity dates, and changed certain covenant requirements. The additional borrowings were used in part to repay all amounts outstanding under the existing senior secured revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings were used to redeem the entire $645.0 million outstanding balance of the 11.375% Senior Notes issued by TransUnion Financing Corp and Trans Union LLC including unpaid accrued interest and a prepayment premium. We refer to these transactions collectively as the "2014 Refinancing Transaction." The 2014 Refinancing Transaction resulted in a net gain of $33.1 million that was recorded in the consolidated statement of income primarily in the second quarter of 2014 and $5.0 million of additional deferred financing fees that were recorded in the consolidated balance sheet in the second quarter of 2014.
During the fourth quarter of 2014, the Company borrowed $50.0 million against the senior secured revolving line of credit to partially fund acquisitions made in 2014. In March of 2015, the Company borrowed an additional $35.0 million to complete these funding requirements and replenish cash on hand.
Effect of Certain Debt Covenants
A breach of any of the covenants under the agreements governing our debt could limit our ability to borrow funds under the Trans Union LLC senior secured revolving line of credit and could result in a default under the Trans Union LLC senior secured credit facility or the indentures governing the TransUnion senior unsecured PIK toggle notes. Upon the occurrence of an event of default under the Trans Union LLC senior secured credit facility or the indentures governing the TransUnion senior unsecured PIK toggle notes, the Trans Union LLC lenders, or the holders of the TransUnion senior unsecured PIK toggle notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable, and the lenders could terminate all commitments to extend further credit under our senior secured credit facility. If we were unable to repay the amounts declared due, the lenders could proceed against any collateral granted to them to secure that indebtedness. We have pledged substantially all of the Trans Union LLC assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, or the holders of the TransUnion senior unsecured PIK toggle notes accelerate repayment of the notes, we may not have sufficient assets to repay the debt due.
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
Our senior secured credit facility includes a senior secured net leverage ratio covenant which must be tested as a condition to incur additional indebtedness. The ratio must also be tested at the end of any fiscal quarter for which we have a line of credit borrowing outstanding in excess of 30% of the revolving credit commitment. As of March 31, 2015, this covenant required us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 6.00-to-1. As of March 31, 2015, we were in compliance with all debt covenants.
Under the covenants of the instruments governing our senior debt, TransUnion Intermediate is restricted from making certain distribution payments to TransUnion. For additional information about our debt, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements, Note 8, “Debt.”
Recent Accounting Pronouncements
See Note 1, “Significant Accounting And Reporting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different conditions. See the “Application of Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, “Significant Accounting and Reporting Policies” to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015, for a description of the significant accounting estimates used in the preparation of our consolidated financial statements.
During the third quarter of 2014 we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to transform our technology platform and corporate headquarters facility. As a result, depreciation and amortization increased by $8.0 million in the three-month period ended March 31, 2015, compared with the prior year.
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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results or results of operations could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include:

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	our ability to provide competitive services and prices;

•	our ability to retain or renew existing agreements with large or long-term customers;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to maintain our access to data sources;

•	government regulation and changes in the regulatory environment;

•	litigation or regulatory proceedings;

•	regulatory oversight of certain “critical activities”;

•	our ability to effectively manage our costs;

•	economic and political stability in international markets where we operate;

•	our ability to effectively develop and maintain strategic alliances and joint ventures;

•	our ability to timely develop new services and the market’s willingness to adopt our new services;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our ability to timely complete our multi-year technology transformation;

•	our ability to make acquisitions and integrate the operations of acquired businesses;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•	our ability to defend our intellectual property from infringement claims by third parties;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	further consolidation in our end-customer markets;

•	the increased availability of free or inexpensive consumer information;

•	losses against which we do not insure;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	our reliance on key management personnel; and

•	our majority shareholders controlling us.

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

There have been no material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
On a regular basis, we accrue reserves for litigation and regulatory matters based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 8, “Combined Notes to Consolidated Financial Statements,” Note 19, “Contingencies,” for additional information about these reserves. However, for certain matters, we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. However, for these matters we do not believe based on currently available information that the outcomes will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period.
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
The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended March 31, 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for a full description of our material pending legal proceedings.
AG Investigations
On April 20, 2015, the Attorney General for the State of Mississippi filed an action in the Chancery Court of Jackson County Mississippi with respect to the certain of the matters reviewed in its investigation. The complaint State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. TransUnion Corp., Trans Union LLC and TransUnion Interactive, Inc. (No. 2015-0716-MLF) alleges that certain marketing practices with respect to credit monitoring services sold to Mississippi residents, and certain procedures used to ensure the accuracy of the information in the credit reports of Mississippi residents, constitute unfair and deceptive practices in violation of Mississippi law. We do not believe we have violated any law and intend to vigorously defend this matter.
ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
During the three months ended March 31, 2015, TransUnion sold a total of 59,316 shares of common stock at $6.65 per share and 834 shares of common stock at $11.42 per share to employees exercising stock options, and 24,214 shares of common stock at $17.40 to an executive officer and a director of the Company. During the three months ended March 31, 2015, TransUnion also granted options to purchase 209,700 shares of its common stock at an exercise price of $17.40 per share to certain employees under the Company’s 2012 Management Equity Plan. The sales of shares and grants of options were effected without registration in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and Rules 505, 506 and 701 promulgated thereunder. None of the transactions set forth above involved underwriters, underwriting discounts or commissions or public offerings of our securities.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	958	$17.40	—	$—
February 1 to February 28	—	—	—	$—
March 1 to March 31	—	—	—	$—
Total	958	17.40	—	$—

(1)	Represents shares of TransUnion’s common stock that were repurchased from ex-employees who sold shares back to the Company upon termination.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None
(b) Not applicable.

ITEM 6. EXHIBITS

31.1	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

TransUnion

May 7, 2015	By	/s/ SAMUEL A. HAMOOD
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

May 7, 2015	By	/s/ JAMES V. PIEPER
James V. Pieper
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.