Form 10-Q
period 2015-06-30
TransUnion
filed 2015-07-31
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number:
001-37470

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

Yes ☐ No ☒

The number of shares of registrants’ common stock outstanding as of July 31, 2015, was 182,219,695.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	June 30, 2015	December 31, 2014
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$758.0	$77.9
Trade accounts receivable, net of allowance of $3.2 and $2.4	228.8	200.4
Other current assets	117.2	122.7
Total current assets	1,104.0	401.0
Property, plant and equipment, net of accumulated depreciation and amortization of $148.4 and $123.4	183.9	181.4
Goodwill, net	2,004.2	2,023.9
Other intangibles, net of accumulated amortization of $512.9 and $407.8	1,849.6	1,939.6
Other assets	112.5	119.9
Total assets	$5,254.2	$4,665.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$108.3	$106.5
Short-term debt and current portion of long-term debt	1,029.4	74.0
Other current liabilities	147.1	149.4
Total current liabilities	1,284.8	329.9
Long-term debt	1,851.6	2,865.9
Deferred taxes	641.6	676.8
Other liabilities	26.9	22.1
Total liabilities	3,804.9	3,894.7
Redeemable noncontrolling interests	15.2	23.4
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized at June 30, 2015 and no shares authorized at December 31, 2014, and no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 1.0 billion shares and 200.0 million shares authorized at June 30, 2015 and December 31, 2014, respectively, 182.9 million and 148.5 million shares issued at June 30, 2015 and December 31, 2014, respectively, and 182.2 million shares and 147.9 million shares outstanding as of June 30, 2015 and December 31, 2014, respectively	1.8	1.5
Additional paid-in capital	1,857.2	1,137.6
Treasury stock at cost; 0.7 million shares at June 30, 2015 and December 31, 2014	(4.3)	(4.3)
Accumulated deficit	(439.4)	(430.2)
Accumulated other comprehensive loss	(143.7)	(117.5)
Total TransUnion stockholders’ equity	1,271.6	587.1
Noncontrolling interests	162.5	160.6
Total stockholders’ equity	1,434.1	747.7
Total liabilities and stockholders’ equity	$5,254.2	$4,665.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$378.5	$327.5	$731.6	$630.9
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	131.5	132.9	257.1	254.0
Selling, general and administrative	127.0	106.9	248.9	202.9
Depreciation and amortization	68.6	55.3	137.7	106.8
Total operating expenses	327.1	295.1	643.7	563.7
Operating income	51.4	32.4	87.9	67.2
Non-operating income and expense
Interest expense	(44.9)	(50.0)	(89.6)	(100.8)
Interest income	1.2	0.7	2.1	1.2
Earnings from equity method investments	2.3	3.1	4.6	6.7
Other income and (expense), net	(5.3)	48.0	(7.7)	46.3
Total non-operating income and expense	(46.7)	1.8	(90.6)	(46.6)
Income (loss) before income taxes	4.7	34.2	(2.7)	20.6
Provision for income taxes	(5.1)	(14.3)	(2.1)	(14.2)
Net income (loss)	(0.4)	19.9	(4.8)	6.4
Less: net income attributable to the noncontrolling interests	(2.2)	(2.0)	(4.4)	(3.2)
Net income (loss) attributable to TransUnion	$(2.6)	$17.9	$(9.2)	$3.2

Earnings per share:
Basic	$(0.02)	$0.12	$(0.06)	$0.02
Diluted	$(0.02)	$0.12	$(0.06)	$0.02

Weighted average shares outstanding:
Basic	148.5	147.1	148.2	147.0
Diluted	148.5	147.9	148.2	147.6
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(0.4)	$19.9	$(4.8)	$6.4
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(1.4)	0.4	(28.7)	(3.8)
Benefit (expense) for income taxes	1.2	—	1.3	(3.5)
Foreign currency translation, net	(0.2)	0.4	(27.4)	(7.3)
Interest rate swaps:
Net unrealized loss	—	(0.4)	—	(0.6)
Amortization of accumulated loss	0.1	0.1	0.2	0.1
Benefit (expense) for income taxes	(0.1)	0.1	(0.1)	0.2
Interest rate swaps, net	—	(0.2)	0.1	(0.3)
Total other comprehensive income (loss), net of tax	(0.2)	0.2	(27.3)	(7.6)
Comprehensive income (loss)	(0.6)	20.1	(32.1)	(1.2)
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.7)	0.1	(3.3)	(1.3)
Comprehensive income (loss) attributable to TransUnion	$(1.3)	$20.2	$(35.4)	$(2.5)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(4.8)	$6.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	137.7	106.8
Net loss (gain) on refinancing transactions	3.8	(32.7)
Gain on fair value adjustment of equity method investments	—	(21.7)
Impairment of cost method investments	—	4.5
Amortization and loss on fair value of interest rate swaps	0.9	0.7
Amortization of deferred financing fees	4.0	3.5
Stock-based compensation	5.2	4.2
Provision for losses on trade accounts receivable	1.6	0.9
Equity in net income of affiliates, net of dividends	(3.0)	0.5
Deferred taxes	(11.2)	6.5
Amortization of senior notes purchase accounting fair value adjustment and note discount	0.5	(6.2)
Other	0.3	0.5
Changes in assets and liabilities:
Trade accounts receivable	(32.7)	(24.4)
Other current and long-term assets	7.2	0.7
Trade accounts payable	6.4	12.0
Other current and long-term liabilities	0.6	(16.6)
Cash provided by operating activities	116.5	45.6
Cash flows from investing activities:
Capital expenditures	(68.3)	(74.3)
Proceeds from sale of trading securities	0.6	1.1
Purchases of trading securities	(1.2)	(1.8)
Proceeds from sale of other investments	8.3	—
Purchases of other investments	(11.6)	—
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(13.8)	(54.8)
Acquisition-related deposits	9.1	8.8
Cash used in investing activities	(76.9)	(121.0)
Cash flows from financing activities:
Proceeds from senior secured term loan	1,881.0	1,895.3
Extinguishment of senior secured term loan	(1,881.0)	(1,120.5)
Extinguishment of 11.375% senior unsecured notes	—	(645.0)
Proceeds from senior secured revolving line of credit	35.0	28.5
Payments of senior secured revolving line of credit	(85.0)	(28.5)
Repayments of debt	(14.4)	(10.4)
Proceeds from initial public offering	764.5	—
Underwriter fees and other costs on initial public offering	(49.4)	—
Proceeds from issuance of common stock and exercise of stock options	2.0	1.7
Debt financing fees	(8.7)	(61.9)
Treasury stock purchases	—	(0.1)
Distributions to noncontrolling interests	(1.9)	(1.4)
Other	—	0.1
Cash provided by financing activities	642.1	57.8
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.4)
Net change in cash and cash equivalents	680.1	(18.0)
Cash and cash equivalents, beginning of period	77.9	111.2
Cash and cash equivalents, end of period	$758.0	$93.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Redeemable Non- controlling Interests
	Shares	Amount
Balance December 31, 2014	147.9	$1.5	$1,137.6	$(4.3)	$(430.2)	$(117.5)	$160.6	$747.7	$23.4
Net income (loss)	—	—	—	—	(9.2)	—	4.3	(4.9)	0.1
Other comprehensive loss	—	—	—	—	—	(26.2)	(1.0)	(27.2)	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)	(0.3)
Reclassification of redeemable noncontrolling interest	—	—	—	—	—	—	0.2	0.2	(0.2)
Adjustment of redeemable noncontrolling interest	—	—	(2.7)	—	—	—	—	(2.7)	2.7
Purchase of noncontrolling interests	—	—	(0.1)	—	—	—	—	(0.1)	(10.4)
Excess tax benefit	—	—	0.4	—	—	—	—	0.4	—
Stock-based compensation	—	—	5.2	—	—	—	—	5.2	—
Initial public offering	34.0	0.3	714.8	—	—	—	—	715.1	—
Issuance of stock	—	—	0.4	—	—	—	—	0.4	—
Exercise of stock options	0.3	—	1.6	—	—	—	—	1.6	—
Balance June 30, 2015	182.2	$1.8	$1,857.2	$(4.3)	$(439.4)	$(143.7)	$162.5	$1,434.1	$15.2
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
Initial Public Offering
On June 30, 2015, we completed our initial public offering ("IPO") of our common stock. The proceeds, net of underwriter fees and commission, and costs incurred in connection with the IPO, were recorded in additional paid-in capital. The IPO costs consisted primarily of legal fees, accounting fees and printing fees. See Note 9, "Stockholders' Equity" for further discussion on the IPO.
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
Change in Accounting Estimate
Effective July 1, 2014, we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to transform our technology infrastructure and corporate headquarters facility. As a result, depreciation and amortization expense increased by $6.9 million and $14.9 million in the three and six months ended June 30, 2015, respectively. The net-of-tax impact of this change decreased net income attributable to TransUnion by $4.3 million or $0.03 per share, and $9.5 million or $0.06 per share for the three and six months ended June 30, 2015, respectively.
Reclassifications
We have reclassified certain prior period items, which are not material, to conform to the current year’s presentation.
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

Recent Accounting Pronouncement Not Yet Adopted
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This comprehensive guidance will replace all existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. We are currently assessing the impact this guidance will have on our consolidated financial statements.
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
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$11.6	$7.4	$4.2	$—
Available for sale securities	3.0	—	3.0	—
Total	$14.6	$7.4	$7.2	$—

Liabilities
Contingent obligation	$(5.3)	$—	$—	$(5.3)
Interest rate swaps	(2.7)	—	(2.7)	—
Total	$(8.0)	$—	$(2.7)	$(5.3)
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
Level 3 instruments consist of contingent obligations related to acquisitions with maximum payouts totaling $19.5 million. These obligations are contingent upon meeting certain performance requirements in 2015 and 2016. The fair values of these obligations were determined based on an income approach, using our current expectations of the future earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three and six months ended June 30, 2015, we recorded expenses of $0.2 million and $0.6 million, respectively, as a result of changes to the fair value of these obligations.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
Prepaid expenses	$48.9	$43.4
Deferred income tax assets	39.6	51.2
Other investments	11.6	8.8
Deferred financing fees	8.8	8.2
Marketable securities	3.0	3.0
Income taxes receivable	1.1	2.8
Other	4.2	5.3
Total other current assets	$117.2	$122.7
Other investments are non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. As of June 30, 2015, these investments were recorded at their carrying value.
4. Other Assets
Other assets consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
Investments in affiliated companies	$57.1	$52.8
Deferred financing fees	22.4	25.8
Other investments	15.1	18.8
Marketable securities	11.6	10.9
Deposits	1.8	11.5
Other	4.5	0.1
Total other assets	$112.5	$119.9
Other investments include non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. As of June 30, 2015, these investments were recorded at their carrying value.
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. There were no impairments of investments in affiliated companies during the six months ended June 30, 2015. During the second quarter of 2014, we incurred an other-than-temporary impairment of $4.5 million on a cost method investment that was recorded in our USIS segment. This investment was liquidated in the third quarter of 2014.

Investments in affiliated companies consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
Total equity method investments	$52.1	$51.9
Total cost method investments	5.0	0.9
Total investments in affiliated companies	$57.1	$52.8
Earnings from equity method investments, which are included in other income and expense, and dividends received from equity method investments consisted of the following:

(in millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Earnings from equity method investments	$2.3	$3.1	$4.6	$6.7
Dividends received from equity method investments	$0.2	$6.9	$1.6	$7.2
Dividends received from cost method investments for the three and six months ended June 30, 2015 and June 30, 2014, was $0.3 million and $0.5 million, respectively.
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
Accrued payroll	$63.0	$71.5
Accrued interest	20.6	20.5
Accrued legal and regulatory	16.5	17.8
Accrued employee benefits	13.1	13.0
Deferred revenue	8.6	8.6
Other	25.3	18.0
Total other current liabilities	$147.1	$149.4
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
Retirement benefits	$11.5	$10.8
Unrecognized tax benefits	0.2	0.3
Other	15.2	11.0
Total other liabilities	$26.9	$22.1

8. Debt
Debt outstanding consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2021, including variable interest (3.75% at June 30, 2015) at LIBOR or alternate base rate, plus applicable margin, including original discount of $8.0 million and $4.3 million at June 30, 2015, and December 31, 2014, respectively	$1,868.3	$1,881.5
Senior secured revolving line of credit, due on June 30, 2020, variable interest (2.49% at June 30, 2015) at LIBOR or alternate base rate, plus applicable margin	—	50.0
9.625% Senior Notes - Senior unsecured PIK toggle notes, semi-annual interest payments, 9.625% fixed interest per annum	600.0	600.0
8.125% Senior Notes - Senior unsecured PIK toggle notes, semi-annual interest payments, 8.125% fixed interest per annum, including original issuance discount of $1.2 million and $1.3 million at June 30, 2015, and December 31, 2014, respectively	398.8	398.7
Other notes payable	11.0	7.4
Capital lease obligations	2.9	2.3
Total debt	2,881.0	2,939.9
Less short-term debt and current portion of long-term debt	(1,029.4)	(74.0)
Total long-term debt	$1,851.6	$2,865.9
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at June 30, 2015, were as follows:

(in millions)	June 30, 2015
2015	$1,018.2
2016	23.1
2017	19.8
2018	19.2
2019	19.1
Thereafter	1,790.8
Unamortized discounts on term loan and notes	(9.2)
Total	$2,881.0

Senior Secured Credit Facility
On June 15, 2010, the Company entered into a senior secured credit facility with various lenders. The senior secured credit facility consists of a senior secured term loan and a senior secured revolving line of credit. In June 2015, the Company entered into amendments to refinance the senior secured credit facility with a new $1,881.0 million term loan ("Senior Secured Term Loan B") and a new $350.0 million five-year senior secured term loan ("Senior Secured Term Loan A") drawn in July 2015. Among other things, the amendments lowered the interest rate floor and modified the step-down interest rate margin based on achieving certain total leverage ratios and senior secured net leverage ratios. The amendments also refinanced the existing revolving line of credit with a five-year $210.0 million revolving line of credit. For more information on the borrowing and use of the Senior Secured Term Loan A proceeds see Note 13 "Subsequent Events." Collectively these amendments resulted in $3.8 million of expense recorded in other income and expense in the consolidated statements of income.
Interest rates on the refinanced Senior Secured Term Loan B are based on the London Interbank Offered Rate ("LIBOR") unless otherwise elected, and subject to a floor of 0.75%, plus a margin of 2.75% or 3.00% depending on our senior secured net leverage ratio. The Company is required to make principal payments of 0.25% of the 2014 refinanced principal balance at the end of each quarter, with the remaining balance due April 9, 2021. The Company is also required to make additional payments based on excess cash flows, as defined in the agreement, of the prior year. There were no excess cash flows for 2014 and therefore no payment was required in 2015. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year.

Interest rates on Senior Secured Term Loan A are based on LIBOR unless otherwise elected, plus a margin of 2.00% or 2.25% depending on our total leverage ratio. The Company is required to make principal payments of 1.25% of the original principal balance at the end of each quarter, with the remaining balance due June 30, 2020.
Interest rates on the refinanced senior secured revolving line of credit are based on LIBOR unless otherwise elected, and is currently LIBOR, plus a margin of 2.00% or 2.25% depending on our total net leverage ratio. There is a 0.30% or 0.375% annual commitment fee, depending on our total net leverage ratio, payable quarterly based on the undrawn portion of the senior secured revolving line of credit. The commitment under the senior secured revolving line of credit expires on June 30, 2020.
The Company repaid borrowings on its senior secured revolving line of credit of $85.0 million during the second quarter of 2015.
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
On April 9, 2014, we refinanced and amended the senior secured credit facility and on May 9, 2014 used the additional proceeds from the refinance to redeem the entire $645.0 million outstanding balance of the 11.375% notes issued by Trans Union LLC and its wholly-owned subsidiary, TransUnion Financing Corporation, including a prepayment premium and unpaid accrued interest through June 15, 2014. We refer to these transactions collectively as the "2014 Refinancing Transaction."
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the then existing senior secured term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we had designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the three month LIBOR. The net amount paid or received was recorded as an adjustment to interest expense. As a result of the April 9, 2014, senior secured credit facility amendment, the swaps were no longer expected to be highly effective and no longer qualify for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities in the consolidated balance sheet. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the remaining life of the swaps. Changes in the fair value of the swaps after April 9, 2014, are being recorded in other income and expense. The change in the fair value of the swaps resulted in a gain of $0.2 million and a loss of $0.7 million for the three-months and six-months ended June 30, 2015, respectively.

9.625% Senior Notes
On March 21, 2012, the Company issued $600.0 million principal amount of 9.625%/10.375% senior unsecured PIK toggle notes (“9.625% Senior Notes”) due June 15, 2018, in a private placement to certain investors. Pursuant to an exchange offer completed in October 2012, these notes were subsequently registered with the SEC. For more information on the redemption of these notes see Note 13 "Subsequent Events".

8.125% Senior Notes
On November 1, 2012, the Company issued $400.0 million principal amount of 8.125%/8.875% senior unsecured PIK toggle notes (“8.125% Senior Notes” and together with the 9.625% Senior Notes, the "senior unsecured PIK toggle notes") due June 15, 2018, at an offering price of 99.5% in a private placement to certain investors. Pursuant to an exchange offer completed in August 2013, these notes were subsequently registered with the SEC. For more information on the redemption of these notes see Note 13 "Subsequent Events".

Fair Value of Debt
The estimated fair values of our 9.625% and 8.125% Senior Notes as of June 30, 2015, were $601.8 million and $409.3 million, respectively, compared with book values of $600.0 million and $398.8 million, respectively. The fair values of these fixed-rate notes, as determined under Level 2 of the fair-value hierarchy, are measured using quoted market prices of these publicly traded securities. The book value of our variable-rate debt approximates its fair value. The estimated fair value of our debt do not represent the actual settlement value due to redemption premiums and prepayment penalties that we may incurred in connection with extinguishing our debt in July of 2015. For more information on the redemption of these notes see Note 13 "Subsequent Events".

9. Stockholders' Equity
Stock Split
On June 4, 2015, in anticipation of our IPO, our board of directors authorized and we effected a 1.333 to 1 stock split of our common stock. All periods presented in these financial statements reflect this split. The impact of the split resulted in a reclassification of the beginning balance of additional paid-in capital to common stock.
Authorization of additional Common Stock and Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation became effective as of June 24, 2015. The amendment, among other things, provides that the Company’s authorized capital stock consists of 1.0 billion shares of common stock and 100.0 million shares of preferred stock. No preferred stock has been issued or is outstanding as of June 30, 2015.
Initial Public Offering
On June 30, 2015, we completed our initial public offering of 33,977,273 shares including 4,431,818 shares pursuant to the underwriters' option to purchase additional shares, at a public offering price of $22.50 per share. Proceeds from the IPO, net of underwriting fees and commissions and estimated costs payable by us, were approximately $715.1 million.
10. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our long-term incentive stock plans.
As of June 30, 2015, 3.9 million outstanding service-based stock awards were excluded from the diluted earnings per share calculation because they were anti-dilutive since we reported a net loss in both the three- and six-month periods. In addition, 6.5 million outstanding contingently issuable market-based stock awards were excluded from the diluted earnings per share calculation because the market conditions had not been met.
As of June 30, 2014, 0.9 million outstanding service-based stock awards were excluded from the diluted earnings per share calculation because they were anti-dilutive. In addition, 6.2 million outstanding contingently issuable market-based stock awards were excluded from the earnings per share calculation because the market conditions had not been met.
Basic and diluted weighted average shares outstanding and earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Earnings per share - basic
Earnings available to common shareholders	$(2.6)	$17.9	$(9.2)	$3.2
Weighted average basic shares outstanding	148.5	147.1	148.2	147.0
Earnings per share - basic	$(0.02)	$0.12	$(0.06)	$0.02

Earnings per share - diluted
Earnings available to common shareholders	$(2.6)	$17.9	$(9.2)	$3.2

Weighted average basic shares outstanding	148.5	147.1	148.2	147.0
Dilutive impact of stock based awards	—	0.8	—	0.6
Weighted average dilutive shares outstanding	148.5	147.9	148.2	147.6
Earnings per share - diluted	$(0.02)	$0.12	$(0.06)	$0.02

11. Income Taxes
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
For the three months ended June 30, 2015, we reported an effective tax rate of 108.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, tax expenses on unremitted foreign earnings not considered permanently reinvested, and the impact of valuation allowances on the losses of certain foreign subsidiaries. For the six months ended June 30, 2015, we reported a loss before income taxes and an effective tax rate of (79.8)%, which was different than the 35% U.S. federal statutory rate due primarily to these same reasons.
For the three months ended June 30, 2014, we reported an effective tax rate of 41.9%, which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule and changes in state income tax rates. For the six months ended June 30, 2014, we reported an effective tax rate of 68.9%, which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, tax expense on foreign earnings not considered permanently reinvested, increased tax on foreign dividends and an increase in the state income tax rate.

The total amount of unrecognized tax benefits was $1.9 million as of both June 30, 2015 and December 31, 2014, and these same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes as of June 30, 2015, and December 31, 2014, was $1.1 million and $0.9 million, respectively. There was no significant liability for tax penalties as of June 30, 2015 or December 31, 2014. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. As of June 30, 2015, tax years 2006 and forward remained open for examination in some state and foreign jurisdictions and tax years 2009 and forward remained open for federal purposes. The Internal Revenue Service issued its final Revenue Agent’s Report to the Company during December 2014 for its audit of the 2009 through 2011 tax years. We evaluated the issues raised and, where appropriate, made adjustments where we determined that we did not have a more likely than not probability of prevailing upon appeal.

12. Operating Segments
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

Selected financial information consisted of the following:

(in millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Gross Revenues
USIS	$238.7	$209.2	$463.2	$405.4
International	67.5	63.7	131.1	118.4
Consumer Interactive	75.6	57.6	143.6	112.7
Total revenues, gross	381.8	330.5	737.9	636.5

Intersegment eliminations:
USIS	(2.5)	(2.4)	(4.8)	(4.5)
International	(0.8)	(0.5)	(1.5)	(1.0)
Consumer Interactive	—	(0.1)	—	(0.1)
Total intersegment eliminations	(3.3)	(3.0)	(6.3)	(5.6)
Total revenues, net	$378.5	$327.5	$731.6	$630.9

Operating income
USIS	$43.9	$27.7	$77.2	$61.6
International	1.9	4.7	4.6	7.2
Consumer Interactive	27.6	18.4	48.9	35.4
Corporate	(22.0)	(18.4)	(42.8)	(37.0)
Total operating income	51.4	32.4	87.9	67.2

Intersegment eliminations:
USIS	(2.1)	(2.0)	(4.1)	(3.8)
International	(0.5)	(0.1)	(0.9)	(0.2)
Consumer Interactive	2.6	2.1	5.0	4.0
Total	—	—	—	—
Total operating income	$51.4	$32.4	$87.9	$67.2

A reconciliation of operating income to income (loss) before income taxes for the periods ended as presented was as follows:

(in millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating income from segments	$51.4	$32.4	$87.9	$67.2
Non-operating income and expense	(46.7)	1.8	(90.6)	(46.6)
Income (loss) before income taxes	$4.7	$34.2	$(2.7)	$20.6

Earnings from equity method investments included in non-operating income and expense, for the periods presented were as follows:

(in millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
USIS	$0.5	$0.4	$0.9	$0.7
International	1.8	2.7	3.7	6.0
Consumer Interactive	—	—	—	—
Total	$2.3	$3.1	$4.6	$6.7

13. Subsequent Events
On July 14, 2015, we drew $350.0 million against our Senior Secured Term Loan A. On July 15, 2015, we used these proceeds along with proceeds from our IPO to redeem our senior unsecured PIK toggle notes, including unpaid accrued interest and early redemption premium. The redemptions are expected to result in a loss of approximately $34 million that will be recorded in the consolidated statement of income in the third quarter of 2015. The loss includes the write-off of unamortized deferred debt fees and discounts, and an early redemption premium.

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
Overview
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, sometimes referred to as verticals, including financial services, insurance and healthcare. We have a global presence in over 30 countries across North America, Africa, Latin America and Asia.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. Since the beginning of 2014, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans, a decrease in unemployment, an increase in consumer confidence and an increase in demand for our marketing services. The economic and market improvements were tempered by continuing concern about economic conditions that has limited consumer spending and has put pressure on growth in our businesses. Also, the continuing strengthening of the U.S. dollar has diminished the operating results reported by our International segment compared with the prior year. In addition, during the first quarter of 2014, North America had several weeks of extreme cold weather conditions, which negatively impacted revenue for that quarter.
Our revenues are also significantly influenced by industry trends, including the demand for information services in financial services, insurance, healthcare and other industries we serve. Companies are increasingly relying on business analytics and big-data technologies to help process this data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate and analyze data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their information providers as well as solutions that fully integrate into their workflows. As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by under-served and under-banked customers. Demand for consumer solutions is rising with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and more readily available free credit information. The increasing number and complexity of regulations, including new capital requirements and the Dodd-Frank Act, make operations for businesses more challenging.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition.
Recent Developments
In June 2015, the Company entered into amendments to refinance the senior secured credit facility with a new $1,881.0 million term loan ("Senior Secured Term Loan B"). Among other things, the amendments lowered the interest rate floor and modified the step-down interest rate margin based on achieving certain total leverage ratios and senior secured net leverage ratios. The amendments also included a new $350.0 million five-year senior secured term loan ("Senior Secured Term Loan A") and refinanced the existing revolving line of credit with a five-year $210.0 million revolving line of credit.
On June 5, 2015, in anticipation of our initial public offering ("IPO"), our board of directors authorized and we effected a 1.333 to 1 stock split of our common stock. All periods presented in this report reflect the split.
On June 30, 2015, we completed our initial public offering of 33,977,273 shares, including 4,431,818 shares pursuant to the underwriters' option to purchase additional shares, at a public offering price of $22.50 per share. Proceeds from the IPO, net of underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $715.1 million. On July 15, 2015, we used the net proceeds, along with the $350.0 million borrowings on our new term loan A, to redeem all of the outstanding 9.625% and 8.125% Senior Notes, including a prepayment premium, accrued interest and certain transaction costs.

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
Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. In order to more closely align the definition of Adjusted EBITDA to the definition we use as a supplemental measure of our operating performance as well as the compensation measure under our incentive plan, we have included additional adjustments to our previously defined Adjusted EBITDA. Such additional adjustments consist of expenses for mergers and acquisitions integration, business optimization, our technology transformation project, operating expense tax matters, consulting study fees related to our strategic initiatives, stock-based compensation for stock appreciation rights and other expenses. All periods have been presented in the table below under our new definition of Adjusted EBITDA. For the three and six months ended June 30, 2015 and 2014, these indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$378.5	$327.5	$51.0	15.6%	$731.6	$630.9	$100.7	16.0%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$(2.6)	$17.9	$(20.5)	(114.7)%	$(9.2)	$3.2	$(12.4)	(386.6)%
Net interest expense	43.7	49.2	(5.5)	(11.2)%	87.5	99.6	(12.1)	(12.0)%
Income tax (benefit) provision	5.1	14.3	(9.2)	(64.5)%	2.1	14.2	(12.1)	(85.1)%
Depreciation and amortization	68.6	55.3	13.3	24.2%	137.7	106.8	30.9	28.9%
EBITDA	114.8	136.7	(21.9)	(16.0)%	218.1	223.8	(5.7)	(2.5)%
Stock-based compensation(2)	8.4	3.7	4.7	128.6%	11.4	5.8	5.6	97.4%
Mergers, acquisitions, divestitures and business optimization(3)	1.3	(6.1)	7.4	121.6%	1.8	(2.2)	4.0	181.9%
Technology transformation project(4)	5.9	11.6	(5.7)	(49.2)%	11.6	12.6	(1.0)	(7.5)%
Other(5)	4.4	(29.7)	34.1	115.1%	6.7	(28.3)	35.0	123.5%
Total adjustments	20.0	(20.5)	40.5	197.7%	31.5	(12.1)	43.6	359.7%
Adjusted EBITDA(1)	$134.8	$116.2	$18.6	16.0%	$249.6	$211.7	$37.9	17.9%

Other metrics:
Cash provided by operating activities	$100.0	$51.7	$48.3	93.4%	$116.5	$45.6	$70.9	155.5%
Capital expenditures	38.2	35.5	2.7	7.6%	68.3	74.3	(6.0)	(8.1)%

(1)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive plan. Furthermore, under the credit agreement governing our senior secured credit facility and the indentures governing our senior unsecured PIK toggle notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three months ended March 31, 2015 and 2014.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three and six months ended June 30, 2015, consisted of the following adjustments to operating income: a $0.2 million and $0.6 million adjustment for contingent consideration expense from previous acquisitions. For the three and six months ended June 30, 2015, consisted of the following adjustments to non-operating income and expense: $1.1 million and $1.2 million of acquisition expenses. For the three and six months ended June 30, 2014, consisted of the following adjustments to operating income: $4.7 million and $7.4 million of merger and acquisition integration expenses; $4.9 million and $5.2 million of business optimization expenses; and $1.0 million and $1.0 million of miscellaneous. For the three and six months ended June 30, 2014, consisted of the following adjustments to non-operating income and expense: $21.7 million and $21.7 million of remeasurement gains of our previously held equity interests upon purchase and consolidation of Credit Information Bureau (India) Limited; a $4.5 million and $4.5 million impairment charge for a cost-method investment that sold its assets and liquidated; $0.7 million and $1.2 million of acquisition expenses and $(0.2) million and $0.2 million of miscellaneous.

(4)	Represented costs associated with a project to transform our technology infrastructure.

(5)
For the three and six months ended June 30 2015, consisted of the following adjustments to non-operating income and expense: $3.8 million and $3.8 million of debt refinancing expenses; $0.2 million and $1.0 million of currency remeasurement of our foreign operations; $(0.2) million of gains and $0.7 million of losses related to mark-to-market ineffectiveness of our interest rate hedge; $0.3 million and $0.7 million of loan fees; and $0.3 million and $0.5 million of miscellaneous. For the three and six months ended June 30 2014, consisted of the following adjustments to operating income: $1.3 million and $1.3 million of expenses for sales and use tax matters; and $0 and $0.7 million of other miscellaneous items. For the three and six months ended June 30, 2014, consisted of the following adjustments to non-operating income and expense: a $32.7 million and $32.7 million gain on prepayment of debt, net of prepayment premium and expenses; $0 million and $0.2 million of currency remeasurement of our foreign operations; $0.7 million and $0.7 million of mark-to-market losses related to ineffectiveness of our interest rate hedge; $0.5 million and $1.1 million of loan fees; and $0.5 million and $0.4 million of miscellaneous.

Revenue
Total revenue increased $51.0 million and $100.7 million for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to strong organic growth in all of our segments and revenue from our recent acquisitions of L2C, DHI and CIBIL in our USIS and International segments, partially offset by the impact of weakening foreign currencies on the 2014 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 1.6% and 2.8% in each respective period. The impact of weakening foreign currencies accounted for a decrease in revenue of 2.5% and 2.1% in each respective period. Revenue by segment in the three- and six-month periods was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
U.S. Information Services:
Online Data Services	$159.3	$142.5	$16.8	11.9%	$311.4	$275.6	$35.8	13.0%
Marketing Services	35.5	32.4	3.1	9.6%	68.6	63.3	5.3	8.5%
Decision Services	43.9	34.3	9.6	27.9%	83.2	66.5	16.7	25.2%
Total U.S. Information Services	238.7	209.2	29.5	14.2%	463.2	405.4	57.8	14.3%

International:
Developed Markets	23.9	23.1	0.8	3.1%	44.9	43.5	1.4	3.1%
Emerging Markets	43.6	40.6	3.0	7.4%	86.2	74.9	11.3	15.0%
Total International	67.5	63.7	3.8	5.8%	131.1	118.4	12.7	10.7%

Total Interactive	75.6	57.6	18.0	31.2%	143.6	112.7	30.9	27.4%

Total revenue, gross	381.8	330.5	51.3	15.5%	737.9	636.5	101.4	15.9%

Intersegment eliminations:
USIS Online	(2.5)	(2.4)	(0.1)	(5.6)%	(4.8)	(4.5)	(0.3)	(7.3)%
International Developed Markets	(0.7)	(0.4)	(0.3)	(56.8)%	(1.2)	(0.8)	(0.4)	(48.8)%
International Emerging Markets	(0.1)	(0.1)	—	(1.2)%	(0.3)	(0.2)	(0.1)	(15.4)%
Interactive	—	(0.1)	0.1	99.1%	—	(0.1)	0.1	96.4%
Total intersegment eliminations	(3.3)	(3.0)	(0.3)	(9.9)%	(6.3)	(5.6)	(0.7)	(12.1)%

Total revenue as reported	$378.5	$327.5	$51.0	15.6%	$731.6	$630.9	$100.7	16.0%
USIS Segment
USIS revenue increased $29.5 million and $57.8 million for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to increases in revenue from all platforms and an increase in revenue of 2.1% and 2.0% in each respective period from our recent acquisitions of DHI and L2C.
Online Data Services
Online Data Services revenue increased $16.8 million and $35.8 million for the three- and six-month periods, compared with the same periods in 2014, due to a 9.6% and 9.3% increase in credit report unit volume for each respective period in the financial services, resellers, insurance and healthcare markets. Credit report unit volume was weakened in the first quarter of 2014 due to the extreme cold weather conditions experienced across large portions of the United States in early 2014. Also, a change in the mix of products sold resulted in an increase in average pricing for online credit reports for the three- and six-months periods.

Marketing Services
Marketing Services revenue increased $3.1 million and $5.3 million for the three- and six-month periods, compared with the same periods in 2014, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and revenue from our recent acquisitions.
Decision Services
Decision Services revenue increased $9.6 million and $16.7 million for the three- and six-month periods, compared with the same periods in 2014, due primarily to an organic increase in revenue in healthcare, financial services and insurance markets and revenue from our recent acquisition of DHI.
International Segment
International revenue increased $3.8 million, or 5.8%, and $12.7 million, or 10.7%, for the three and six months ended June 30, 2015, compared with the same periods in 2014. Higher local currency revenue from increased volumes in all regions and the inclusion of revenue from our acquisition of CIBIL was partially offset by a 12.8% and 10.8% decrease in revenue from the impact of weakening foreign currencies in each respective period. Incremental revenue from our consolidation of CIBIL accounted for a 1.6% and 8.1% increase in revenue in each respective period.
Developed Markets
Developed markets revenue increased $0.8 million, or 3.1%, and $1.4 million, or 3.1%, for the three- and six-month periods, compared with the same periods in 2014, due to higher local currency revenue in both regions partially offset by a 8.6% and 8.5% decrease in revenue from the impact of a weakening Canadian dollar in each respective period.
Emerging Markets
Emerging markets revenue increased $3.0 million, or 7.4%, and $11.3 million, or 15.0%, for the three- and six-month periods, compared with the same periods in 2014. Revenue from our consolidation of CIBIL and higher local currency revenue in all regions was partially offset by a 15.3% and 12.3% decrease in revenue from the impact of weakening foreign currencies, primarily the South African rand and Brazilian real, in each respective period.
Consumer Interactive Segment
Consumer Interactive revenue increased $18.0 million and $30.9 million for the three and six months ended June 30, 2015, compared with the same period in 2014. This increase was due to an increase in revenue from our indirect channel and an increase in the average number of subscribers in our direct channel.
Operating Expenses
Operating expenses for the three and six months ended June 30, 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of services	$131.5	$132.9	$(1.4)	(1.1)%	$257.1	$254.0	$3.1	1.2%
Selling, general and administrative	127.0	106.9	20.1	18.8%	248.9	202.9	46.0	22.7%
Depreciation and amortization	68.6	55.3	13.3	24.1%	137.7	106.8	30.9	28.9%
Total operating expenses	$327.1	$295.1	$32.0	10.8%	$643.7	$563.7	$80.0	14.2%
Cost of Services
Cost of services decreased $1.4 million for the three-month period and increased $3.1 million for the six-month period, compared with the same periods in 2014.

The decrease in the three-month period was due primarily to:

•	an expense in 2014 of $10.2 million for the acceleration of fees for a data matching service contract that we terminated an in-sourced in our USIS segment;

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	the impact of weakening foreign currencies on the expenses of our International segment, partially offset by:

•	an increase in variable and non-variable product costs resulting from the increase in revenue;

•	operating and integration costs of our DHI, L2C and CIBIL acquisitions in our USIS and International segments; and

•	an increase in labor costs as we continue to invest in key strategic growth initiatives.
The increase in the six-month period was due primarily to:

•	an increase in variable and non-variable product costs resulting form the increase in revenue; and

•	operating and integration costs of our DHI, L2C and CIBIL acquisitions in our USIS and International segments; and

•	an increase in labor costs as we continue to invest in key strategic growth initiatives, partially offset by:

•	an expense in 2014 of $10.2 million for the acceleration of fees for a data matching service contract that we terminated an in-sourced in our USIS segment;

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $20.1 million and $46.0 million for the three- and six-month periods, compared with the same periods in 2014.
The increases in both periods were due primarily to:

•
an increase in labor costs due to an increase in incentive-based compensation resulting from improved operating results in all segments, an increase in stock-based compensation resulting from the increase in the value of cash-settled stock-based compensation in our International segment, and an increase in headcount primarily in our USIS and International segments as we continue to invest in key strategic growth initiatives;

•	operating and integration costs of our DHI, L2C and CIBIL acquisitions in our USIS and International segments; and

•	an increase in advertising costs in our Consumer Interactive segment.
partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $13.3 million and $30.9 million for the three- and six-month periods, compared with the same periods in 2014, primarily in our USIS and International segments. In July 2014, we revised the remaining useful lives of certain internal-use software, equipment, leasehold improvements and the corporate headquarters facility to align with the expected completion dates of our strategic initiatives to transform our technology platform and corporate headquarters facility. As a result, depreciation and amortization increased $6.9 million and $14.9 million in each respective period. Depreciation and amortization increased an additional $6.4 million and $16.0 million in each respective period due to the recent business acquisitions and increased capital expenditures related to our strategic initiatives made in 2014 and the first six months of 2015.

Operating Income and Operating Margins

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Gross operating income by segment:
USIS operating income	$43.9	$27.7	$16.2	58.6%	$77.2	$61.6	$15.6	25.2%
International operating income	1.9	4.7	(2.8)	(60.4)%	4.6	7.2	(2.6)	(34.8)%
Consumer Interactive operating income	27.6	18.4	9.2	50.5%	48.9	35.4	13.5	37.9%
Corporate operating loss	(22.0)	(18.4)	(3.6)	(19.6)%	(42.8)	(37.0)	(5.8)	(15.6)%
Total gross operating income	$51.4	$32.4	$19.0	58.7%	$87.9	$67.2	$20.7	30.9%

Intersegment operating income eliminations:
USIS	$(2.1)	$(2.0)	$(0.1)		$(4.1)	$(3.8)	$(0.3)
International	(0.5)	(0.1)	(0.4)		(0.9)	(0.2)	(0.7)
Consumer Interactive	2.6	2.1	0.5		5.0	4.0	1.0
Corporate	—	—	—		—	—	—
Total operating income eliminations	$—	$—	$—		$—	$—	$—

Operating Margin:
USIS	18.4%	13.2%		5.2%	16.7%	15.2%		1.5%
International	2.8%	7.4%		(4.6)%	3.5%	6.0%		(2.5)%
Consumer Interactive	36.6%	31.9%		4.7%	34.0%	31.5%		2.5%
Total operating margin	13.6%	9.9%		3.7%	12.0%	10.6%		1.4%
Total operating income increased $19.0 million and $20.7 million for the three and six months ended June 30, 2015, compared with the same periods in 2014. The increase was due primarily to:

•	the increase in revenue in all segments, including revenue from the recent acquisitions; and

•	an expense in 2014 of $10.2 million for the acceleration of fees for a data matching service contract that we terminated an in-sourced in our USIS segment, partially offset by:

•	The increase in depreciation and amortization, primarily in our USIS and International segments;

•	an increase in incentive-based, stock-based and other compensation costs;

•	operating and integration costs from our DHI, L2C and CIBIL acquisitions in our USIS and International segments;

•	incremental costs incurred as part of the transformation of our technology infrastructure;

•	an increase in advertising costs in our Consumer Interactive segment.

•	the impact of weakening foreign currencies on the 2015 results of our International segment;
Margins for the USIS segment increased due to the increase in revenue and the accelerated data matching service contract cancellation fees recorded in 2014 partially offset by incremental costs incurred as part of the strategic initiative to transform our technology platform, including additional depreciation and amortization resulting from shortening the remaining useful lives of certain existing technology assets to align with the expected completion of this initiative, and operating and integration expenses from the recent acquisitions. Margins for the International segment decreased due primarily to additional depreciation and amortization resulting from reassessing the remaining useful lives of certain assets, the increase in cash-settled stock-based compensation and integration and depreciation and amortization expenses of our CIBIL acquisition, partially offset by the increase in revenue. Margins for the Consumer Interactive segment increased due to the increase in revenue partially offset by the increase in advertising costs.

Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest expense	$(44.9)	$(50.0)	$5.1	10.2%	$(89.6)	$(100.8)	$11.2	11.1%
Interest income	1.2	0.7	0.5	71.4%	2.1	1.2	0.9	75.0%
Earnings from equity method investments	2.3	3.1	(0.8)	(25.8)%	4.6	6.7	(2.1)	(31.3)%
Other income and expense, net:
Acquisition fees	(1.1)	(0.7)	(0.4)	(57.1)%	(1.2)	(1.3)	0.1	7.7%
Loan fees	(4.1)	(13.6)	9.5	69.9%	(4.5)	(14.2)	9.7	68.3%
Dividends from cost method investments	0.3	0.5	(0.2)	(40.0)%	0.3	0.5	(0.2)	(40.0)%
Other income, net	(0.4)	61.8	(62.2)	(100.6)%	(2.2)	61.3	(63.5)	(103.6)%
Total other income and expense, net	(5.3)	48.0	(53.3)	(111.0)%	(7.6)	46.3	(53.9)	(116.4)%
Non-operating income and expense	$(46.7)	$1.8	$(48.5)	nm	$(90.5)	$(46.6)	$(43.9)	(94.2)%
nm: not meaningful
Interest expense decreased $5.1 million and $11.2 million for the three- and six-month periods, compared with the same periods in 2014. A decrease in interest expense due to the early redemption of the 11.375% notes in the second quarter of 2014 was partially offset by additional interest expense resulting from the increase in the average principal balance of the senior secured credit facility in 2015 compared with 2014. See Part I, Item 1, Note 8, "Debt" for additional information about the early redemption of the 11.375% Senior Notes and the senior secured credit facility refinancing.
Earnings from equity method investments decreased $0.8 million and $2.1 million due to the consolidation of CIBIL beginning May 21, 2014. Prior to May 21, 2014, earnings from CIBIL were previously recorded under the equity method of accounting.
Acquisition fees represent costs we have incurred for acquisition-related efforts.
For the three and six months ended June 30, 2015, loan fees included $3.8 million from the refinance of our senior secured credit facility in June of 2015. For the three and six months ended June 30, 2014, loan fees included $12.7 million of refinancing fees and other net costs expensed as a result of refinancing our senior secured credit facility in April 2014.
For the three and six months ended June 30, 2015, other income, net, included a gain of $0.2 million and a loss of $0.7 million on the swap that no longer qualifies for hedge accounting. For the three an six months ended June 30, 2014, other income, net, included a net gain of $45.4 million resulting from the early redemption of the 11.375% notes consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $44.0 million. Other income, net, for the three- and six-month period also included a gain of $21.7 million resulting from remeasuring our previously held equity interest in CIBIL, an impairment charge of $4.5 million related to a cost-method investment that sold its assets and liquidated, and a loss of $0.7 million on the swap.
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
For the three months ended June 30, 2015, we reported an effective tax rate of 108.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, tax expenses on unremitted foreign earnings not considered permanently reinvested, and the impact of valuation allowances on the losses of certain foreign subsidiaries. For the six months ended June 30, 2015, we reported a loss before income taxes and an effective tax rate of (79.8)%, which was higher than the 35% U.S. federal statutory rate due primarily to these same reasons.

For the three months ended June 30, 2014, we reported an effective tax rate of 41.9%, which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule and changes in state income tax rates. For the six months ended June 30, 2014, we reported an effective tax rate of 68.9%, which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, tax expense on foreign earnings not considered permanently reinvested, increased tax on foreign dividends and an increase in the state income tax rate.
Significant Changes in Assets and Liabilities
Cash and additional paid-in capital increased significantly from year end due to our initial public offering. Short-term debt increased and long-term debt decreased significantly because we reclassified the 9.625% and 8.125% Senior Notes to current when we exercised our call rights to redeem the notes in June 2015. In July, we used the proceeds from our initial public offering and the $350.0 million proceeds from term loan A to redeem these notes. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements," Note 8, "Debt," Note 9, "Stockholders' Equity," and Note 13, "Subsequent Events" for additional information on the initial public offering and the use of proceeds.
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
Cash and cash equivalents totaled $758.0 million and $77.9 million at June 30, 2015, and December 31, 2014, respectively, of which $67.0 million and $50.6 million was held outside the United States. As of June 30, 2015, we had no outstanding borrowings against the senior secured revolving line of credit and could have borrowed up to the remaining $210.0 million available. The Company is required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows, as defined in the agreement, of the prior year. There were no excess cash flows for 2014 and therefore no additional payment was required in 2015. See Part I, Item 1, Note 8 “Debt,” for additional information about our debt.
Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2015	2014	Change
Cash provided by operating activities	$116.5	$45.6	$70.9
Cash used in investing activities	(76.9)	(121.0)	44.1
Cash provided by financing activities	642.1	57.8	584.3
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.4)	(1.2)
Net change in cash and cash equivalents	$680.1	$(18.0)	$698.1
Operating Activities
The increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization as well as a decrease in cash paid for interest.
Investing Activities
The decrease in cash used in investing activities was due primarily to a decrease in cash used for acquisitions and capital expenditures.
Financing Activities
The increase in cash provided by financing activities was due primarily to the net proceeds from the IPO and lower refinancing fees paid partially offset by a decrease increase in net borrowings .

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
Cash paid for capital expenditures decreased $6.0 million, from $74.3 million for the six months ended June 30, 2014, to $68.3 million for the six months ended June 30, 2015, due to a decrease in spending to upgrade our corporate headquarters facility. We expect total capital expenditures to be lower in 2015 than 2014 as a percentage of revenue as we completed the improvements to our corporate headquarters in the first half of 2015.
Debt
Senior Secured Credit Facility
On June 15, 2010, the Company entered into a senior secured credit facility with various lenders. The senior secured credit facility consists of a senior secured term loan and a senior secured revolving line of credit. In June 2015, the Company entered into amendments to refinance the senior secured credit facility with a new $1,881.0 million term loan ("Senior Secured Term Loan B") and a new $350.0 million five-year senior secured term loan ("Senior Secured Term Loan A") drawn in July 2015. Among other things, the amendments lowered the interest rate floor and modified the step-down interest rate margin based on achieving certain total leverage ratios and senior secured net leverage ratios. The amendments also refinanced the existing revolving line of credit with a five-year $210.0 million revolving line of credit. For more information on the borrowing and use of the Senior Secured Term Loan A proceeds see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements Note 13 "Subsequent Events." Collectively these amendments resulted in $3.8 million of expense recorded in other income and expense in the consolidated statements of income.
During the fourth quarter of 2014, the Company borrowed $50.0 million against the senior secured revolving line of credit to partially fund acquisitions made in 2014. In March of 2015, the Company borrowed an additional $35.0 million to complete these funding requirements and replenish cash on hand. During the second quarter of 2015, the Company repaid $85.0 million on the revolving line of credit, and on June 30, 2015, had no outstanding borrowings on the revolving line of credit.
Effect of Certain Debt Covenants
A breach of any of the covenants under the agreements governing our debt could limit our ability to borrow funds under the Trans Union LLC senior secured revolving line of credit and could result in a default under the Trans Union LLC senior secured credit facility or the indentures governing the TransUnion senior unsecured PIK toggle notes. Upon the occurrence of an event of default under the Trans Union LLC senior secured credit facility or the indentures governing the TransUnion senior unsecured PIK toggle notes, the Trans Union LLC lenders, or the holders of the TransUnion senior unsecured PIK toggle notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable, and the lenders could terminate all commitments to extend further credit under our senior secured credit facility. If we were unable to repay the amounts declared due, the lenders could proceed against any collateral granted to them to secure that indebtedness. We have pledged substantially all of the Trans Union LLC assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, or the holders of the TransUnion senior unsecured PIK toggle notes accelerate repayment of the notes, we may not have sufficient assets to repay the debt due. In July 2015, TransUnion redeemed all outstanding PIK toggle notes as described in Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements," Note 13, "Subsequent Events."
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
Our senior secured credit facility includes a senior secured net leverage ratio covenant which must be tested as a condition to incur additional indebtedness. The ratio must also be tested at the end of any fiscal quarter for which we have a line of credit borrowing outstanding in excess of 30% of the revolving credit commitment. As of June 30, 2015, this covenant required us to maintain a senior secured net leverage ratio on a pro forma basis equal to, or less than, 6.50-to-1. As of June 30, 2015, we were in compliance with all debt covenants.

Under the covenants of the instruments governing our senior debt, TransUnion Intermediate is restricted from making certain distribution payments to TransUnion. For additional information about our debt, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements, Note 8, “Debt.”
Recent Accounting Pronouncements
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements," Note 1, “Significant Accounting And Reporting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.
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
Effective July 1, 2014, we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to transform our technology infrastructure and corporate headquarters facility. As a result, depreciation and amortization expense increased by $6.9 million and $14.9 million in the three and six months ended June 30, 2015, respectively. The net-of-tax impact of this change decreased net income attributable to TransUnion by $4.4 million or $0.03 per share, and $9.5 million or $0.06 per share for the three and six months ended June 30, 2015, respectively.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of TransUnion’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those described in the forward-looking statements. Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results or results of operations could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include:

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	our ability to provide competitive services and prices;

•	our ability to retain or renew existing agreements with large or long-term customers;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to maintain our access to data sources;

•	government regulation and changes in the regulatory environment;

•	litigation or regulatory proceedings;

•	our ability to effectively manage our costs;

•	economic and political stability in international markets where we operate;

•	our ability to effectively develop and maintain strategic alliances and joint ventures;

•	our ability to timely develop new services and the market’s willingness to adopt our new services;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our ability to timely complete our multi-year technology transformation;

•	our ability to make acquisitions and integrate the operations of acquired businesses;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•	our ability to defend our intellectual property from infringement claims by third parties;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	further consolidation in our end-customer markets;

•	the increased availability of free or inexpensive consumer information;

•	losses against which we do not insure;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	our reliance on key management personnel; and

•	our controlling stockholders.

There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K and under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect the impact of events or circumstances that may arise after the date of this report or to reflect the occurrence of unanticipated events.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the quarter covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended June 30, 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, for a full description of our material pending legal proceedings.
OFAC Alert Service
Our motions to stay the Ramirez and Larson proceedings have been granted and the proceedings stayed pending action by the U.S. Supreme Court in Spokeo v. Robins, and we have notified the Miller Court of these rulings.  On June 26, 2015, the Court in Patel certified a national class of approximately 11,000 individuals claiming TransUnion willfully violated the Fair Credit Reporting Act (the "FCRA") by failing to maintain and follow reasonable procedures to ensure the maximum possible accuracy of their information, and a national subclass of approximately 3,000 individuals claiming TransUnion willfully violated the FCRA by failing to provide consumers with all information in their files.  We are seeking to appeal the Patel Court’s class certification order and filed a motion to stay the proceedings pending action by the U.S. Supreme Court in Spokeo v. Robins and Tyson Foods, Inc. v. Bouaphakeo.  We intend to continue to defend these matters vigorously as we believe we have acted in a lawful manner.
AG Investigations
On May 20, 2015, TransUnion, together with the other nationwide credit reporting agencies ("NCRAs"), announced that the attorneys general of 31 states have agreed to join in the National Consumer Assistance Plan launched in March. With the exception of the financial payments the NCRAs made to the attorneys general to cover the costs of their investigations (TransUnion paid $2 million in the second quarter of 2015), consumer education and other purposes, the settlement of the multi-state matter essentially adopts the National Consumer Assistance Plan as announced with the New York Attorney General in March 2015.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
During the three months ended June 30, 2015, TransUnion sold a total of 216,559 shares of common stock at $4.99 per share and 12,667 shares of common stock at $8.57 per share to employees exercising stock options. During the three months ended June 30, 2015, TransUnion also granted options to purchase 108,437 shares of its common stock at an exercise price of $13.06 per share, 72,220 at an exercise price of $21.00 and 15,000 at an exercise price of $22.50 per share to certain employees under the Company’s 2012 Management Equity Plan. In June 2015, TransUnion also granted 49,187 restricted stock awards to an executive officer of the Company. The sales of shares and grants of options were effected without registration in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and Rules 505, 506 and 701 promulgated thereunder. None of the transactions set forth above involved underwriters, underwriting discounts or commissions or public offerings of our securities.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	$—
May 1 to May 31	—	—	—	$—
June 1 to June 30	—	—	—	$—
Total	—	—	—	$—

(1)	Represents shares of TransUnion’s common stock that were repurchased from ex-employees who sold shares back to the Company upon termination.
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

TransUnion

July 31, 2015	By	/s/ Samuel A. Hamood
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

July 31, 2015	By	/s/ James V. Pieper
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