Form 10-Q
period 2015-09-30
TransUnion
filed 2015-10-29
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Yes ☒	No ☐

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

Yes ☐ No ☒

The number of shares of registrants’ common stock outstanding as of October 26, 2015, was 182,264,013.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	September 30, 2015	December 31, 2014
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$128.7	$77.9
Trade accounts receivable, net of allowance of $2.8 and $2.4	230.0	200.4
Other current assets	95.0	122.7
Total current assets	453.7	401.0
Property, plant and equipment, net of accumulated depreciation and amortization of $162.6 and $123.4	177.7	181.4
Goodwill, net	1,977.7	2,023.9
Other intangibles, net of accumulated amortization of $562.9 and $407.8	1,792.8	1,939.6
Other assets	87.3	119.9
Total assets	$4,489.2	$4,665.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$94.6	$106.5
Short-term debt and current portion of long-term debt	44.2	74.0
Other current liabilities	133.7	149.4
Total current liabilities	272.5	329.9
Long-term debt	2,174.5	2,865.9
Deferred taxes	623.9	676.8
Other liabilities	28.3	22.1
Total liabilities	3,099.2	3,894.7
Redeemable noncontrolling interests	13.1	23.4
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized at September 30, 2015 and no shares authorized at December 31, 2014, and no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 1.0 billion shares and 200.0 million shares authorized at September 30, 2015 and December 31, 2014, respectively, 182.9 million and 148.5 million shares issued at September 30, 2015 and December 31, 2014, respectively, and 182.2 million shares and 147.9 million shares outstanding as of September 30, 2015 and December 31, 2014, respectively	1.8	1.5
Additional paid-in capital	1,854.1	1,137.6
Treasury stock at cost; 0.7 million shares at September 30, 2015 and December 31, 2014	(4.3)	(4.3)
Accumulated deficit	(443.5)	(430.2)
Accumulated other comprehensive loss	(182.8)	(117.5)
Total TransUnion stockholders’ equity	1,225.3	587.1
Noncontrolling interests	151.6	160.6
Total stockholders’ equity	1,376.9	747.7
Total liabilities and stockholders’ equity	$4,489.2	$4,665.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$389.1	$338.2	$1,120.7	$969.1
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	135.1	125.0	392.2	379.0
Selling, general and administrative	122.2	105.1	371.1	308.1
Depreciation and amortization	71.5	67.3	209.2	174.1
Total operating expenses	328.8	297.4	972.5	861.2
Operating income	60.3	40.8	148.2	107.9
Non-operating income and expense
Interest expense	(24.8)	(44.7)	(114.4)	(145.4)
Interest income	0.9	1.1	2.9	2.3
Earnings from equity method investments	2.0	3.3	6.5	10.0
Other income and (expense), net	(37.3)	(0.4)	(44.7)	45.9
Total non-operating income and expense	(59.2)	(40.7)	(149.7)	(87.2)
Income (loss) before income taxes	1.1	0.1	(1.5)	20.7
Provision for income taxes	(2.1)	(0.2)	(4.3)	(14.4)
Net income (loss)	(1.0)	(0.1)	(5.8)	6.3
Less: net income attributable to the noncontrolling interests	(3.0)	(2.5)	(7.5)	(5.7)
Net income (loss) attributable to TransUnion	$(4.0)	$(2.6)	$(13.3)	$0.6

Earnings per share:
Basic	$(0.02)	$(0.02)	$(0.08)	$—
Diluted	$(0.02)	$(0.02)	$(0.08)	$—

Weighted average shares outstanding:
Basic	182.1	147.2	159.6	147.0
Diluted	182.1	147.2	159.6	147.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(1.0)	$(0.1)	$(5.8)	$6.3
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(45.9)	(29.5)	(74.6)	(33.3)
Benefit (expense) for income taxes	2.8	—	4.1	(3.5)
Foreign currency translation, net	(43.1)	(29.5)	(70.5)	(36.8)
Interest rate swaps:
Net unrealized loss	—	(0.1)	—	(0.7)
Amortization of accumulated loss	0.1	0.1	0.3	0.2
Benefit (expense) for income taxes	—	—	(0.1)	0.2
Interest rate swaps, net	0.1	—	0.2	(0.3)
Total other comprehensive loss, net of tax	(43.0)	(29.5)	(70.3)	(37.1)
Comprehensive loss	(44.0)	(29.6)	(76.1)	(30.8)
Less: comprehensive (income) loss attributable to noncontrolling interests	0.8	1.9	(2.5)	0.6
Comprehensive loss attributable to TransUnion	$(43.2)	$(27.7)	$(78.6)	$(30.2)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(5.8)	$6.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	209.2	174.1
Net loss (gain) on refinancing transactions	37.6	(33.1)
Gain on fair value adjustment of equity method investments	—	(21.7)
Impairment of cost method investments	—	4.1
Amortization and loss (gain) on fair value of interest rate swaps	1.5	(0.3)
Amortization of deferred financing fees	4.6	5.4
Stock-based compensation	6.7	6.3
Provision for losses on trade accounts receivable	2.2	1.4
Equity in net income of affiliates, net of dividends	0.4	(1.0)
Deferred taxes	(15.8)	(2.8)
Amortization of senior notes purchase accounting fair value adjustment and note discount	0.8	(6.0)
Other	0.9	0.6
Changes in assets and liabilities:
Trade accounts receivable	(38.3)	(30.4)
Other current and long-term assets	15.8	10.6
Trade accounts payable	(4.5)	2.9
Other current and long-term liabilities	(9.1)	(6.3)
Cash provided by operating activities	206.2	110.1
Cash flows from investing activities:
Capital expenditures	(96.3)	(117.7)
Proceeds from sale of trading securities	0.6	1.1
Purchases of trading securities	(1.3)	(2.0)
Proceeds from sale of other investments and assets	10.9	7.2
Purchases of other investments	(12.8)	(7.4)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(28.3)	(54.8)
Acquisition-related deposits	9.1	8.8
Cash used in investing activities	(118.1)	(164.8)
Cash flows from financing activities:
Proceeds from Senior Secured Term Loan B	1,881.0	1,895.3
Extinguishment of Senior Secured Term Loan B	(1,881.0)	(1,120.5)
Proceeds from Senior Secured Term Loan A	350.0	—
Extinguishment of 9.625% and 8.125% Senior Notes	(1,000.0)	—
Extinguishment of 11.375% senior unsecured notes	—	(645.0)
Proceeds from senior secured revolving line of credit	35.0	28.5
Payments of senior secured revolving line of credit	(85.0)	(28.5)
Repayments of debt	(27.6)	(16.7)
Proceeds from initial public offering	764.5	—
Underwriter fees and other costs on initial public offering	(49.7)	—
Proceeds from issuance of common stock and exercise of stock options	2.2	1.8
Debt financing fees	(18.2)	(61.5)
Treasury stock purchases	—	(0.2)
Distributions to noncontrolling interests	(4.1)	(4.4)
Other	—	0.2
Cash (used in) provided by financing activities	(32.9)	49.0
Effect of exchange rate changes on cash and cash equivalents	(4.4)	(2.4)
Net change in cash and cash equivalents	50.8	(8.1)
Cash and cash equivalents, beginning of period	77.9	111.2
Cash and cash equivalents, end of period	$128.7	$103.1
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Redeemable Non- controlling Interests
	Shares	Amount
Balance December 31, 2014	147.9	$1.5	$1,137.6	$(4.3)	$(430.2)	$(117.5)	$160.6	$747.7	$23.4
Net income (loss)	—	—	—	—	(13.3)	—	7.3	(6.0)	0.2
Other comprehensive loss	—	—	—	—	—	(65.3)	(4.5)	(69.8)	(0.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.7)	(3.7)	(0.4)
Reclassification of redeemable noncontrolling interest	—	—	—	—	—	—	0.2	0.2	(0.2)
Adjustment of redeemable noncontrolling interest	—	—	(1.0)	—	—	—	—	(1.0)	1.0
Purchase of noncontrolling interests	—	—	(6.3)	—	—	—	(8.3)	(14.6)	(10.4)
Excess tax benefit	—	—	0.4	—	—	—	—	0.4	—
Stock-based compensation	—	—	6.7	—	—	—	—	6.7	—
Initial public offering	34.0	0.3	714.5	—	—	—	—	714.8	—
Issuance of stock	—	—	0.4	—	—	—	—	0.4	—
Exercise of stock options	0.3	—	1.8	—	—	—	—	1.8	—
Balance September 30, 2015	182.2	$1.8	$1,854.1	$(4.3)	$(443.5)	$(182.8)	$151.6	$1,376.9	$13.1
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
Initial Public Offering
On June 30, 2015, we completed our initial public offering ("IPO") of our common stock. The proceeds, net of underwriter fees and commission and costs incurred in connection with the IPO, were recorded in additional paid-in capital. The IPO costs consisted primarily of legal fees, accounting fees and printing fees. See Note 9, "Stockholders' Equity" for further discussion on the IPO.
Principles of Consolidation
The consolidated financial statements of TransUnion include the accounts of TransUnion and all of its majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which the Company has at least a 20% ownership interest, or where it is able to exercise significant influence, are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which the Company has less than a 20% ownership interest, or where it is not able to exercise significant influence, are accounted for using the cost method and are tested for impairment if an impairment indicator is identified.
Change in Accounting Estimate
Effective July 1, 2014, we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to transform our technology infrastructure and corporate headquarters facility. As a result, depreciation and amortization expense increased by $6.9 million and $21.8 million in the three and nine months ended September 30, 2015, respectively. The net-of-tax impact of this change decreased net income attributable to TransUnion by $4.4 million or $0.02 per share, and $14.0 million or $0.09 per share for the three and nine months ended September 30, 2015, respectively.
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

On August 18, 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting). The ASU indicates the SEC staff would not object to presenting deferred debt issuance costs for a line of credit arrangement as an asset in the balance sheet. We expect to continue to present our deferred line of credit fees as an asset in the consolidated balance sheet.
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$11.2	$7.2	$4.0	$—
Available for sale securities	2.9	—	2.9	—
Total	$14.1	$7.2	$6.9	$—

Liabilities
Contingent obligation	$(5.3)	$—	$—	$(5.3)
Interest rate swaps	(3.1)	—	(3.1)	—
Total	$(8.4)	$—	$(3.1)	$(5.3)
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
Level 3 instruments consist of contingent obligations related to acquisitions with maximum payouts totaling $19.5 million. These obligations are contingent upon meeting certain performance requirements in 2015 and 2016. The fair values of these obligations were determined based on an income approach, using our current expectations of the future earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three months ended September 30, 2015, there were no changes in the fair value of these obligations. During the nine months ended September 30, 2015, we recorded expenses of $0.6 million, as a result of changes to the fair value of these obligations.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
Prepaid expenses	$43.5	$43.4
Deferred income tax assets	33.3	51.2
Other investments	10.8	8.8
Marketable securities	2.9	3.0
Deferred financing fees	1.2	8.2
Income taxes receivable	0.3	2.8
Other	3.0	5.3
Total other current assets	$95.0	$122.7
Other investments are non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. As of September 30, 2015, these investments were recorded at their carrying value.
4. Other Assets
Other assets consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
Investments in affiliated companies	$50.7	$52.8
Other investments	13.8	18.8
Marketable securities	11.2	10.9
Deferred financing fees	5.2	25.8
Deposits	1.8	11.5
Other	4.6	0.1
Total other assets	$87.3	$119.9
Other investments include non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. As of September 30, 2015, these investments were recorded at their carrying value.
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. There were no impairments of investments in affiliated companies during the nine months ended September 30, 2015. During the second quarter of 2014, we incurred an other-than-temporary impairment of $4.5 million on a cost method investment that was recorded in our USIS segment. This investment was liquidated in the third quarter of 2014 at which time we recognized a gain of $0.4 million. The net loss of $4.1 million was included in other income and expense in the consolidated statements of income.

Investments in affiliated companies consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
Total equity method investments	$45.7	$51.9
Total cost method investments	5.0	0.9
Total investments in affiliated companies	$50.7	$52.8
Earnings from equity method investments, which are included in other income and expense, and dividends received from equity method investments consisted of the following:

(in millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Earnings from equity method investments	$2.0	$3.3	$6.5	$10.0
Dividends received from equity method investments	$5.3	$1.8	$6.9	$9.0
Dividends received from cost method investments for the three months ended September 30, 2015 were $0.3 million. There were no dividends received for the three months ended September 30, 2014. Dividends received from cost method investments for the nine months ended September 30, 2015 and September 30, 2014, were $0.6 million and $0.5 million, respectively.
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
Accrued payroll	$74.1	$71.5
Accrued legal and regulatory	16.5	17.8
Accrued employee benefits	15.1	13.0
Deferred revenue	7.9	8.6
Accrued interest	1.8	20.5
Other	18.3	18.0
Total other current liabilities	$133.7	$149.4
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
Retirement benefits	$11.2	$10.8
Unrecognized tax benefits	0.3	0.3
Other	16.8	11.0
Total other liabilities	$28.3	$22.1

8. Debt
Debt outstanding consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2021, including variable interest (3.75% at September 30, 2015) at LIBOR or alternate base rate, plus applicable margin, including original discount of $7.6 million and $4.3 million at September 30, 2015, and December 31, 2014, respectively	$1,863.9	$1,881.5
Senior Secured Term Loan A, payable in quarterly installments through June 30, 2020, including variable interest (2.54% at September 30, 2015) at LIBOR or alternate base rate, plus applicable margin, including original discount of $0.8 million at September 30, 2015	344.8	—
Senior secured revolving line of credit, due on June 30, 2020, variable interest at LIBOR or alternate base rate, plus applicable margin	—	50.0
9.625% Senior Notes - Senior unsecured PIK toggle notes, semi-annual interest payments, 9.625% fixed interest per annum	—	600.0
8.125% Senior Notes - Senior unsecured PIK toggle notes, semi-annual interest payments, 8.125% fixed interest per annum, including original issuance discount of $1.3 million at December 31, 2014	—	398.7
Other notes payable	7.4	7.4
Capital lease obligations	2.6	2.3
Total debt	2,218.7	2,939.9
Less short-term debt and current portion of long-term debt	(44.2)	(74.0)
Total long-term debt	$2,174.5	$2,865.9
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at September 30, 2015, were as follows:

(in millions)	September 30, 2015
2015	$10.6
2016	43.9
2017	41.7
2018	45.4
2019	45.3
Thereafter	2,040.2
Unamortized discounts on term loan and notes	(8.4)
Total	$2,218.7
Senior Secured Credit Facility
On June 15, 2010, the Company entered into a senior secured credit facility with various lenders. The senior secured credit facility consists of a senior secured term loan and a senior secured revolving line of credit. In June 2015, the Company entered into amendments to refinance the senior secured credit facility with a new $1,881.0 million term loan ("Senior Secured Term Loan B") and a new $350.0 million five-year senior secured term loan ("Senior Secured Term Loan A") drawn in July 2015. Among other things, the amendments lowered the interest rate floor and modified the step-down interest rate margin based on achieving certain total leverage ratios and senior secured net leverage ratios. The amendments also refinanced the existing revolving line of credit and replaced it with a five-year $210.0 million revolving line of credit.
On July 15, 2015, we used the proceeds from the Senior Secured Term Loan A together with the net IPO proceeds to redeem all of the outstanding 9.625% and 8.125% Senior Notes, including unpaid accrued interest and an early redemption premium. The refinance and redemptions resulted in $33.8 million and $37.6 million of expenses that were recorded in other income and expense in the consolidated statement of income in the three and nine months ended September 30, 2015. The expense included the write-off of unamortized deferred debt fees and discounts, and an early redemption premium.

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
Interest rates on Senior Secured Term Loan A are based on LIBOR unless otherwise elected, plus a margin of 2.00% or 2.25% depending on our total net leverage ratio. The Company is required to make principal payments of 1.25% of the original principal balance at the end of each quarter for the first two years increasing to 1.875% for the last three years, with the remaining balance due June 30, 2020.
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
On April 30, 2012, we entered into swap agreements that effectively fixed the interest payments on a portion of the then existing senior secured term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements, which we had designated as cash flow hedges, we pay a fixed rate of interest of 2.033% and receive a variable rate of interest equal to the greater of 1.50% or the three-month LIBOR. The net amount paid or received was recorded as an adjustment to interest expense. As a result of the April 9, 2014, senior secured credit facility amendment, the swaps were no longer expected to be highly effective and no longer qualify for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities in the consolidated balance sheet. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the remaining life of the swaps. Changes in the fair value of the swaps after April 9, 2014, are being recorded in other income and expense. The change in the fair value of the swaps resulted in a loss of $0.4 million and $1.2 million for the three-months and nine-months ended September 30, 2015, respectively.
Fair Value of Debt
The book value of our variable-rate debt excluding original issue discounts approximates its fair value. The estimated fair value of our debt does not represent the actual settlement value due to prepayment penalties that we may incur in connection with extinguishing our debt before its stated maturities.
9. Stockholders' Equity
Stock Split
On June 4, 2015, in anticipation of our IPO, our board of directors authorized and we effected a 1.333 to 1 stock split of our common stock. All periods presented in these financial statements reflect this split. The impact of the split resulted in a reclassification of the beginning balance of additional paid-in capital to common stock.
Authorization of additional Common Stock and Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation became effective as of June 24, 2015. The amendment, among other things, provides that the Company’s authorized capital stock consists of 1.0 billion shares of common stock and 100.0 million shares of preferred stock. No preferred stock had been issued or was outstanding as of September 30, 2015.

Initial Public Offering
On June 30, 2015, we completed our initial public offering of 33,977,273 shares including 4,431,818 shares pursuant to the underwriters' option to purchase additional shares at a public offering price of $22.50 per share. Proceeds from the IPO, net of underwriting fees and commissions and estimated costs payable by us, were approximately $714.8 million. The net proceeds from the IPO and the proceeds from the Senior Secured Term Loan A were used to redeem our outstanding Senior Notes as discussed in Note 8, "Debt."
10. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our long-term incentive stock plans.
As of September 30, 2015, 4.0 million outstanding service-based stock awards were excluded from the diluted earnings per share calculation because they were anti-dilutive since we reported a net loss in both the three- and nine-month periods. In addition, 6.2 million outstanding contingently issuable market-based stock awards were excluded from the diluted earnings per share calculation because the market conditions had not been met.
As of September 30, 2014, 4.2 million outstanding service-based stock awards were excluded from the diluted earnings per share calculation because they were anti-dilutive. In addition, 6.2 million outstanding contingently issuable market-based stock awards were excluded from the earnings per share calculation because the market conditions had not been met.
Basic and diluted weighted average shares outstanding and earnings per share were as follows:

(in millions, except per share data)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Earnings per share - basic
Earnings available to common shareholders	$(4.0)	$(2.6)	$(13.3)	$0.6
Weighted average basic shares outstanding	182.1	147.2	159.6	147.0
Earnings per share - basic	$(0.02)	$(0.02)	$(0.08)	$—

Earnings per share - diluted
Earnings available to common shareholders	$(4.0)	$(2.6)	$(13.3)	$0.6

Weighted average basic shares outstanding	182.1	147.2	159.6	147.0
Dilutive impact of stock based awards	—	—	—	0.8
Weighted average dilutive shares outstanding	182.1	147.2	159.6	147.8
Earnings per share - diluted	$(0.02)	$(0.02)	$(0.08)	$—

11. Income Taxes
Effective January 1, 2015, the look-through provision under subpart F of the U.S. Internal Revenue Code expired. Consequently, we recorded tax expense in 2015 for the U.S. income tax we would incur in the absence of the look-through rule. Subpart F requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including dividends, earned by certain foreign subsidiaries, regardless of whether that income is remitted to the United States. The look-through rule grants an exception to this recognition for subsidiary passive income attributable to an active business. When it is not in effect, we are required to accrue a tax liability for certain foreign earnings as if those earnings were distributed to the United States.
For the three months ended September 30, 2015, we reported an effective tax rate of 187.9% which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, tax expenses on unremitted foreign earnings not considered permanently reinvested, and the impact of valuation allowances on the losses of certain foreign subsidiaries. For the nine months ended September 30, 2015, we reported a loss before income taxes and an effective tax rate of (280.5)% which was different than the 35% U.S. federal statutory rate due primarily to these same reasons.
For the three months ended September 30, 2014, we reported an effective tax rate of 401.4% which was higher than the 35% U.S. federal statutory rate due primarily to an increase in deferred tax expense resulting from an increase in the state income tax rate, as well as a valuation allowance related to the disposition of our Adchemy investment. For the nine months ended September 30, 2014, we reported an effective tax rate of 69.6% which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, the re-measurement of our deferred tax liability relating to our increased investment in CIBIL, an increase in deferred tax expense due to an increase in the state income tax rate and a valuation allowance related to the disposition of our Adchemy investment, partially offset by the impact of lower foreign tax rates.
The total amount of unrecognized tax benefits was $2.0 million as of September 30, 2015 and $1.9 million as of December 31, 2014. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes as of September 30, 2015, and December 31, 2014, was $1.0 million and $0.9 million, respectively. There was no significant liability for tax penalties as of September 30, 2015 or December 31, 2014. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. As of September 30, 2015, tax years 2006 and forward remained open for examination in some state and foreign jurisdictions and tax years 2009 and forward remained open for federal purposes. The Internal Revenue Service issued its final Revenue Agent’s Report to the Company during December 2014 for its audit of the 2009 through 2011 tax years. We evaluated the issues raised and, where appropriate, made adjustments where we determined that we did not have a more likely than not probability of prevailing upon appeal.

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

Selected financial information consisted of the following:

(in millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Gross Revenues
USIS	$243.8	$214.0	$707.0	$619.4
International	68.7	68.7	199.8	187.1
Consumer Interactive	80.0	58.4	223.6	171.1
Total revenues, gross	392.5	341.1	1,130.4	977.6

Intersegment eliminations:
USIS	(2.6)	(2.3)	(7.4)	(6.9)
International	(0.8)	(0.6)	(2.3)	(1.6)
Consumer Interactive	—	—	—	—
Total intersegment eliminations	(3.4)	(2.9)	(9.7)	(8.5)
Total revenues, net	$389.1	$338.2	$1,120.7	$969.1

Operating income
USIS	$47.3	$34.8	$124.5	$96.4
International	7.9	8.5	12.5	15.6
Consumer Interactive	32.0	19.1	80.9	54.5
Corporate	(26.9)	(21.6)	(69.7)	(58.6)
Total operating income	60.3	40.8	148.2	107.9

Intersegment eliminations:
USIS	(2.2)	(2.0)	(6.3)	(5.9)
International	(0.5)	(0.2)	(1.4)	(0.4)
Consumer Interactive	2.7	2.2	7.7	6.3
Total	—	—	—	—
Total operating income	$60.3	$40.8	$148.2	$107.9

A reconciliation of operating income to income (loss) before income taxes for the periods ended as presented was as follows:

(in millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating income from segments	$60.3	$40.8	$148.2	$107.9
Non-operating income and expense	(59.2)	(40.7)	(149.7)	(87.2)
Income (loss) before income taxes	$1.1	$0.1	$(1.5)	$20.7

Earnings from equity method investments included in non-operating income and expense, for the periods presented were as follows:

(in millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
USIS	$0.5	$0.3	$1.4	$1.0
International	1.5	3.0	5.1	9.0
Total	$2.0	$3.3	$6.5	$10.0

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

•
The International segment provides services similar to our USIS segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and decisioning services, and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. Since the beginning of 2014, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans, a decrease in unemployment, an increase in consumer confidence and an increase in demand for our marketing services. In our Consumer Interactive segment, we continue to see increased demand for our credit and identity theft solutions. The economic and market improvements were tempered by continuing concern about economic conditions that has limited consumer spending and has put pressure on growth in our businesses. Also, the continuing strengthening of the U.S. dollar has diminished the operating results reported by our International segment compared with the prior year. In addition, during the first quarter of 2014, North America had several weeks of extreme cold weather conditions, which negatively impacted revenue for that quarter.
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
In June 2015, the Company entered into amendments to refinance the senior secured credit facility with a new $1,881.0 million term loan ("Senior Secured Term Loan B"). Among other things, the amendments lowered the interest rate floor and modified the step-down interest rate margin based on achieving certain total leverage ratios and senior secured net leverage ratios. The amendments also included a new $350.0 million five-year senior secured term loan ("Senior Secured Term Loan A") and refinanced the existing revolving line of credit and replaced it with a five-year $210.0 million revolving line of credit.
On June 30, 2015, we completed our initial public offering of 33,977,273 shares, including 4,431,818 shares pursuant to the underwriters' option to purchase additional shares, at a public offering price of $22.50 per share. Proceeds from the IPO, net of underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $714.8 million. On July 15, 2015, we used the net proceeds, along with the $350.0 million borrowings from the Senior Secured Term Loan A, to redeem all of the outstanding 9.625% and 8.125% Senior Notes, including a prepayment premium, accrued interest and certain transaction costs.

Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business, increase our international footprint and enter into new markets.

•	On September 24, 2015, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”) from 55.0% to 60.0%.

•
During January 2015, we acquired the remaining equity interests in our two Brazilian subsidiaries, Data Solutions Serviços de Informática Ltda. (“ZipCode”) and Crivo Sistemas em Informática S.A. (“Crivo”). We no longer record net income attributable to the noncontrolling interests in our consolidated statements of income or redeemable noncontrolling interests in our consolidated balance sheet from the date we acquired the remaining interests.

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

•
In 2014, we increased our equity interest in CIBIL from 27.5% to 55.0%. This additional purchase gave us control and resulted in our consolidation of CIBIL. CIBIL's results of operations, which are not material, are included as part of our International segment in our consolidated statements of income since May 21, 2014, the date we obtained control.

•
Effective January 1, 2014, we acquired the remaining 30% equity interest in our Guatemala subsidiary, Trans Union Guatemala, S.A. (TransUnion Guatemala) from the minority shareholders. As a result of this acquisition, the Company no longer records net income attributable to noncontrolling interests for this subsidiary.

Key Components of Our Results of Operations
Revenue
We derive our USIS segment revenue from three operating platforms: Online Data Services, Marketing Services and Decision Services. Online Data Services encompass services delivered in real-time using both credit and public record datasets. We also provide online reports that link public record datasets for qualified businesses seeking to locate consumers, specific assets or investigate relationships among consumers, businesses and locations. Collectively, the reports, characteristics and scores, with variations tailored for specific industries, form the basis of Online Data Services. We also provide online services to help businesses manage fraud and authenticate a consumer’s identity when they initiate a new business relationship. Additionally, we provide data to businesses to help them satisfy “know your customer” compliance requirements and to confirm an individual’s identity. Marketing Services help our customers develop marketing lists of prospects via direct mail, web and mobile. Our databases are used by our customers to contact individuals to extend firm offers of credit or insurance. We provide portfolio review services, which are periodic reviews of our customers’ existing accounts, to help our customers develop cross-selling offers to their existing customers and monitor and manage risk in their existing consumer portfolios. We also provide trigger services, which are daily notifications of changes to a consumer profile. Decision Services, our software-as-a-service offerings, includes a number of platforms that help businesses interpret data and predictive model results and apply their customer-specific criteria to facilitate real-time automated decisions at the time of customer interaction. Our customers use Decision Services to evaluate business risks and opportunities, including those associated with new consumer credit and checking accounts, insurance applications, account collection, patient registrations and apartment rental requests.
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
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments, expenses related to successful and unsuccessful business acquisitions, loan fees, debt refinancing and redemption expenses, certain acquisition-related gains and losses and other non-operating income and expenses.
Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. In conjunction with our IPO, we included additional adjustments to our previously defined Adjusted EBITDA in order to more closely align the definition of Adjusted EBITDA to the definition we use as a supplemental measure of our operating performance as well as the compensation measure under our incentive plan. Such additional adjustments consist of expenses for mergers and acquisitions integration, business optimization, our technology transformation project, operating expense tax matters, consulting study fees related to our strategic initiatives, stock-based compensation for stock appreciation rights and other expenses. All periods have been presented in the table below under our new definition of Adjusted EBITDA. For the three and nine months ended September 30, 2015 and 2014, these indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$389.1	$338.2	$50.9	15.1%	$1,120.7	$969.1	$151.6	15.6%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$(4.0)	$(2.6)	$(1.4)	(52.5)%	$(13.3)	$0.6	$(13.9)	nm
Net interest expense	24.0	43.6	(19.6)	(45.1)%	111.5	143.2	(31.7)	(22.1)%
Provision for income taxes	2.1	0.2	1.9	nm	4.3	14.4	(10.1)	(70.3)%
Depreciation and amortization	71.5	67.3	4.2	6.3%	209.2	174.1	35.1	20.2%
EBITDA	93.6	108.5	(14.9)	(13.7)%	311.7	332.3	(20.6)	(6.2)%
Adjustments to EBITDA:
Stock-based compensation(2)	2.5	2.7	(0.2)	(7.3)%	13.9	8.5	5.4	64.3%
Mergers, acquisitions, divestitures and business optimization(3)	1.3	10.3	(9.0)	(87.5)%	3.1	8.1	(5.0)	(62.4)%
Technology transformation project(4)	6.8	3.3	3.5	109.9%	18.5	15.8	2.7	16.6%
Other(5)	35.9	1.5	34.4	nm	42.6	(26.7)	69.3	259.5%
Total adjustments to EBITDA	46.5	17.8	28.7	160.9%	78.1	5.7	72.4	nm
Adjusted EBITDA(1)	$140.1	$126.3	$13.8	11.0%	$389.8	$338.0	$51.8	15.3%

Other metrics:
Cash provided by operating activities	$89.7	$64.5	$25.2	39.1%	$206.2	$110.1	$96.1	87.3%
Capital expenditures	28.0	43.4	(15.4)	(35.5)%	96.3	117.7	(21.4)	(18.2)%
nm: not meaningful

(1)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive plan. Furthermore, under the credit agreement governing our senior secured credit facility and the indentures governing our senior unsecured PIK toggle notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three and nine months ended September 30, 2015, consisted of the following adjustments to operating income: a $0 million and $0.6 million adjustment for contingent consideration expense from previous acquisitions, and a $0.3 million and $0.3 million loss on divestiture of a business operation. For the three and nine months ended September 30, 2015, consisted of the following adjustments to non-operating income and expense: $1.0 million and $2.2 million of acquisition expenses. For the three and nine months ended September 30, 2014, consisted of the following adjustments to operating income: $3.7 million and $11.0 million of merger and acquisition integration expenses; $5.0 million and $10.1 million of business optimization expenses; $1.5 million and $1.5 million adjustment for contingent consideration expense from previous acquisitions; and $0 million and $1.0 million of miscellaneous. For the three and nine months ended September 30, 2014, consisted of the following adjustments to non-operating income and expense: $0 million and $(21.7) million of remeasurement gains of our previously held equity interests upon purchase and consolidation of Credit Information Bureau (India) Limited; a $0 million and $4.5 million impairment charge for a cost-method investment that sold its assets and liquidated; $0.8 million and $2.1 million of acquisition expenses; and $(0.7) million and $(0.4) million of miscellaneous.

(4)	Represented costs associated with a project to transform our technology infrastructure.

(5)
For the three and nine months ended September 30, 2015, consisted of the following adjustments to operating income: $(0.5) million and $(0.5) million of miscellaneous. For the three and nine months ended September 30, 2015, consisted of the following adjustments to non-operating income and expense: $33.8 million and $37.6 million of debt refinancing expenses; $1.9 million and $2.9 million of currency remeasurement of our foreign operations; $0.4 million and $1.2 million of losses related to mark-to-market ineffectiveness of our interest rate hedge; $0.3 million and $1.1 million of loan fees; and $0 million and $0.3 million of miscellaneous. For the three and nine months ended September 30 2014, consisted of the following adjustments to operating income: $0.2 million and $1.5 million of expenses for sales and use tax matters; and $1.3 million and $2.1 million of other miscellaneous items. For the three and nine months ended September 30, 2014, consisted of the following adjustments to non-operating income and expense: a $(0.3) million and $(33.1) million gain on prepayment of debt, net of prepayment premium and expenses; $0.6 million and $0.7 million of currency remeasurement losses of our foreign operations; $(1.1) million and $(0.3) million of mark-to-market gains related to ineffectiveness of our interest rate hedge; $0.4 million and $1.6 million of loan fees; and $0.4 million and $0.8 million of miscellaneous.

Revenue
Total revenue increased $50.9 million and $151.6 million for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to strong organic growth in all of our segments and revenue from our recent acquisitions of DHI, L2C and CIBIL in our USIS and International segments, partially offset by the impact of weakening foreign currencies on the 2014 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 1.4% and 2.3% in each respective period. The impact of weakening foreign currencies accounted for a decrease in revenue of 3.4% and 2.6% in each respective period. Revenue by segment in the three- and nine-month periods was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
U.S. Information Services:
Online Data Services	$159.2	$143.1	$16.1	11.2%	$470.6	$418.8	$51.8	12.4%
Marketing Services	39.6	35.4	4.2	12.1%	108.2	98.6	9.6	9.8%
Decision Services	45.0	35.5	9.5	26.9%	128.2	102.0	26.2	25.8%
Total U.S. Information Services	243.8	214.0	29.8	13.9%	707.0	619.4	87.6	14.2%

International:
Developed Markets	25.0	24.4	0.6	2.4%	69.9	68.0	1.9	2.8%
Emerging Markets	43.7	44.3	(0.6)	(1.2)%	129.9	119.1	10.8	9.0%
Total International	68.7	68.7	—	0.1%	199.8	187.1	12.7	6.8%

Total Interactive	80.0	58.4	21.6	37.1%	223.6	171.1	52.5	30.7%

Total revenue, gross	392.5	341.1	51.4	15.1%	1,130.4	977.6	152.8	15.6%

Intersegment eliminations:
USIS Online	(2.6)	(2.3)	(0.3)		(7.4)	(6.9)	(0.5)
International Developed Markets	(0.7)	(0.5)	(0.2)		(1.9)	(1.3)	(0.6)
International Emerging Markets	(0.1)	(0.1)	—		(0.4)	(0.3)	(0.1)
Interactive	—	—	—		—	—	—
Total intersegment eliminations	(3.4)	(2.9)	(0.5)		(9.7)	(8.5)	(1.2)

Total revenue as reported	$389.1	$338.2	$50.9	15.1%	$1,120.7	$969.1	$151.6	15.6%
USIS Segment
USIS revenue increased $29.8 million and $87.6 million for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to increases in revenue from all platforms and an increase in revenue of 2.2% and 2.0% in each respective period from our recent acquisitions of DHI and L2C.
Online Data Services
Online Data Services revenue increased $16.1 million and $51.8 million for the three- and nine-month periods, compared with the same periods in 2014, due primarily to a 7.7% and 8.7% increase in credit report unit volume for each respective period. Credit report unit volume was weakened in the first quarter of 2014 due to the extreme cold weather conditions experienced across large portions of the United States in early 2014. Also, a change in the mix of products sold resulted in an increase in average pricing for online credit reports for the three- and nine-months periods.

Marketing Services
Marketing Services revenue increased $4.2 million and $9.6 million for the three- and nine-month periods, compared with the same periods in 2014, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and revenue from our recent acquisitions.
Decision Services
Decision Services revenue increased $9.5 million and $26.2 million for the three- and nine-month periods, compared with the same periods in 2014, due primarily to an organic increase in revenue in healthcare and insurance markets and revenue from our recent acquisition of DHI.
International Segment
International revenue was flat for the three months ended September 30, 2015, and increased $12.7 million, or 6.8%, for the nine months ended September 30, 2015, compared with the same periods in 2014. Higher local currency revenue from increased volumes in all regions and the inclusion of revenue from our acquisition of CIBIL was partially offset by a 16.5% and 13.5% decrease in revenue from the impact of weakening foreign currencies in each respective period. Incremental revenue from our consolidation of CIBIL accounted for a 5.1% increase in revenue in the nine-month period.
Developed Markets
Developed markets revenue increased $0.6 million, or 2.4%, and $1.9 million, or 2.8%, for the three- and nine-month periods, compared with the same periods in 2014, due to higher local currency revenue in both regions partially offset by a 12.7% and 10.0% decrease in revenue from the impact of a weakening Canadian dollar in each respective period.
Emerging Markets
Emerging markets revenue decreased $0.6 million, or 1.2%, and increased $10.8 million, or 9.0%, for the three- and nine-month periods, compared with the same periods in 2014. Higher local currency revenue in all regions and incremental revenue from our consolidation of CIBIL in the nine-month period was partially offset by a 18.7% and 15.8% decrease in revenue from the impact of weakening foreign currencies, primarily the South African rand and Brazilian real, in each respective period.
Consumer Interactive Segment
Consumer Interactive revenue increased $21.6 million and $52.5 million for the three and nine months ended September 30, 2015, compared with the same period in 2014. This increase was due primarily to an increase in revenue from our indirect channel, and an increase in revenue in our direct channel driven by an increase in the average number of direct subscribers.
Operating Expenses
Operating expenses for the three and nine months ended September 30, 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of services	$135.1	$125.0	$10.1	8.1%	$392.2	$379.0	$13.2	3.5%
Selling, general and administrative	122.2	105.1	17.1	16.3%	371.1	308.1	63.0	20.5%
Depreciation and amortization	71.5	67.3	4.2	6.2%	209.2	174.1	35.1	20.2%
Total operating expenses	$328.8	$297.4	$31.4	10.6%	$972.5	$861.2	$111.3	12.9%
Cost of Services
Cost of services increased $10.1 million and $13.2 million for the three- and nine-month periods, compared with the same periods in 2014.
The increase in the three-month period was due primarily to:

•	an increase in variable and non-variable product costs resulting from the increase in revenue;

•	operating and integration costs of our DHI, L2C and CIBIL acquisitions in our USIS and International segments; and

•	an increase in labor costs as we continue to invest in key strategic growth initiatives,

partially offset by:

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	the impact of weakening foreign currencies on the expenses of our International segment.
The increase in the nine-month period was due primarily to:

•	an increase in variable and non-variable product costs resulting form the increase in revenue;

•	operating and integration costs of our DHI, L2C and CIBIL acquisitions in our USIS and International segments; and

•	an increase in labor costs as we continue to invest in key strategic growth initiatives, partially offset by:

•	an expense in 2014 of $10.2 million for the acceleration of fees for a data matching service contract that we terminated an in-sourced in our USIS segment;

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $17.1 million and $63.0 million for the three- and nine-month periods, compared with the same periods in 2014.
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

•	operating and integration costs of our DHI, L2C and CIBIL acquisitions in our USIS and International segments; and

•	an increase in advertising costs primarily in our Consumer Interactive segment, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $4.2 million and $35.1 million for the three- and nine-month periods, compared with the same periods in 2014, primarily in our USIS and International segments. In July 2014, we revised the remaining useful lives of certain internal-use software, equipment, leasehold improvements and the corporate headquarters facility to align with the expected completion dates of our strategic initiatives to transform our technology platform and corporate headquarters facility. As a result, depreciation and amortization increased $6.9 million and $21.8 million in each respective period of 2015 compared to $9.4 million in each respective period of 2014. Depreciation and amortization increased an additional $6.6 million and $22.7 million in the three- and nine-month periods due to the recent business acquisitions and increased capital expenditures related to our strategic initiatives made in 2014 and the first nine months of 2015.

Operating Income and Operating Margins

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Gross operating income by segment:
USIS operating income	$47.3	$34.8	$12.5	35.9%	$124.5	$96.4	$28.1	29.1%
International operating income	7.9	8.5	(0.6)	(7.0)%	12.5	15.6	(3.1)	(19.7)%
Consumer Interactive operating income	32.0	19.1	12.9	67.5%	80.9	54.5	26.4	48.3%
Corporate operating loss	(26.9)	(21.6)	(5.3)	(24.5)%	(69.7)	(58.6)	(11.1)	(18.9)%
Total gross operating income	$60.3	$40.8	$19.5	47.8%	$148.2	$107.9	$40.3	37.2%

Intersegment operating income eliminations:
USIS	$(2.2)	$(2.0)	$(0.2)		$(6.3)	$(5.9)	$(0.4)
International	(0.5)	(0.2)	(0.3)		(1.4)	(0.4)	(1.0)
Consumer Interactive	2.7	2.2	0.5		7.7	6.3	1.4
Corporate	—	—	—		—	—	—
Total operating income eliminations	$—	$—	$—		$—	$—	$—

Operating Margin:
USIS	19.4%	16.3%		3.1%	17.6%	15.6%		2.0%
International	11.5%	12.4%		(0.9)%	6.3%	8.3%		(2.0)%
Consumer Interactive	40.0%	32.7%		7.3%	36.2%	31.9%		4.3%
Total operating margin	15.5%	12.1%		3.4%	13.2%	11.1%		2.1%
Total operating income increased $19.5 million and $40.3 million for the three and nine months ended September 30, 2015, compared with the same periods in 2014. The increase was due primarily to:

•	the increase in revenue in all segments, including revenue from the recent acquisitions; and

•	an expense in 2014 of $10.2 million for the acceleration of fees for a data matching service contract that we terminated an in-sourced in our USIS segment, partially offset by:

•	The increase in depreciation and amortization, primarily in our USIS and International segments;

•	an increase in incentive-based, stock-based and other compensation costs;

•	operating and integration costs from our DHI, L2C and CIBIL acquisitions in our USIS and International segments;

•	incremental costs incurred as part of the transformation of our technology infrastructure;

•	an increase in advertising costs in our Consumer Interactive and International segments; and

•	the impact of weakening foreign currencies on the 2015 results of our International segment.
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

Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest expense	$(24.8)	$(44.7)	$19.9	44.5%	$(114.4)	$(145.4)	$31.0	21.3%
Interest income	0.9	1.1	(0.2)	(18.2)%	2.9	2.3	0.6	26.1%
Earnings from equity method investments	2.0	3.3	(1.3)	(39.4)%	6.5	10.0	(3.5)	(35.0)%
Other income and expense, net:
Acquisition fees	(1.0)	(0.8)	(0.2)	(25.0)%	(2.2)	(2.1)	(0.1)	(4.8)%
Loan fees	(34.1)	(0.1)	(34.0)	nm	(38.6)	(14.2)	(24.4)	nm
Dividends from cost method investments	0.3	—	0.3	nm	0.6	0.5	0.1	20.0%
Other income, net	(2.5)	0.5	(3.0)	nm	(4.5)	61.7	(66.2)	(107.3)%
Total other income and expense, net	(37.3)	(0.4)	(36.9)	nm	(44.7)	45.9	(90.6)	nm
Non-operating income and expense	$(59.2)	$(40.7)	$(18.5)	(45.5)%	$(149.7)	$(87.2)	$(62.5)	(71.7)%
nm: not meaningful
Interest expense decreased $19.9 million and $31.0 million for the three- and nine-month periods, compared with the same periods in 2014. For the three- and nine-month periods, the decrease was due to lower 2015 interest on the 9.625% and 8.125% Senior Notes that were redeemed on July 15, 2015, partially offset by additional interest expense resulting from the increase in the average outstanding principal balance of the senior secured credit facility in 2015 compared with 2014. For the nine-month period, there was also a decrease in interest expense due to the early redemption of the 11.375% notes in the second quarter of 2014. See Part I, Item 1, Note 8, "Debt" for additional information about the early redemption of the Senior Notes and the senior secured credit facility refinancing.
Earnings from equity method investments decreased $1.3 million and $3.5 million due to lower earnings in both periods from our Mexico affiliate and in the nine-month period due to the consolidation of CIBIL beginning May 21, 2014. Prior to May 21, 2014, earnings from CIBIL were previously recorded under the equity method of accounting.
Acquisition fees represent costs we have incurred for acquisition-related efforts.
For the three and nine months ended September 30, 2015, loan fees included $33.8 million of fees due to the early redemption of our 9.625% and 8.125% Senior Notes. For the nine months ended September 30, 2015, loan fees also included $3.8 million from the refinance of our senior secured credit facility in June of 2015. For the three and nine months ended September 30, 2014, loan fees included $12.7 million of refinancing fees and other net costs expensed as a result of refinancing our senior secured credit facility in April 2014.
For the three and nine months ended September 30, 2015, other income, net, included a loss of $0.4 million and $1.2 million on the swap that no longer qualifies for hedge accounting. For the nine months ended September 30, 2014, other income, net, included a net gain of $45.8 million resulting from the early redemption of the 11.375% notes consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $43.6 million, and a gain of $21.7 million resulting from remeasuring our previously held equity interest in CIBIL. For the three and nine months ended September 30, 2014, other income, net, also included an impairment charge of $4.5 million related to a cost-method investment that sold its assets and liquidated.
Provision for Income Taxes
Effective January 1, 2015, the look-through provision under subpart F of the U.S. Internal Revenue Code expired. Consequently, we recorded tax expense in 2015 for the U.S. income tax we would incur in the absence of the look-through rule. This rule requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including dividends, earned by certain foreign subsidiaries, regardless of whether that income is remitted to the United States. The look-through rule grants an exception to this recognition for subsidiary passive income attributable to an active business. When it is not in effect, we are required to accrue a tax liability for certain foreign earnings as if those earnings were distributed to the United States.

For the three months ended September 30, 2015, the effective tax rate of 187.9% was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, tax expenses on unremitted foreign earnings not considered permanently reinvested, and the impact of valuation allowances on the losses of certain foreign subsidiaries. For the nine months ended September 30, 2015, we reported a loss before income taxes and income tax expense. The effective tax rate of (280.5)% was different than the 35% U.S. federal statutory rate due primarily to these same reasons.
For the three months ended September 30, 2014, the effective tax rate of 401.4% was higher than the 35% U.S. federal statutory rate due primarily to an increase in deferred tax expense resulting from an increase in state income tax rates, as well as a valuation allowance related to the disposition of our Adchemy investment. For the nine months ended September 30, 2014, the effective tax rate of 69.6% was was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, the re-measurement of our deferred tax liability relating to our increased investment in CIBIL, an increase in deferred tax expense due to an increase in the state income tax rate and a valuation allowance related to the disposition of our Adchemy investment, partially offset by the impact of lower foreign tax rates.
Significant Changes in Assets and Liabilities
Additional paid-in capital increased significantly from year end due to our initial public offering. Long-term debt decreased significantly because we used the proceeds of our initial public offering to pay down long-term debt. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements," Note 8, "Debt," and Note 9, "Stockholders' Equity," for additional information on the initial public offering and the use of proceeds.
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
Cash and cash equivalents totaled $128.7 million and $77.9 million at September 30, 2015, and December 31, 2014, respectively, of which $74.7 million and $50.6 million was held outside the United States. As of September 30, 2015, we had no outstanding borrowings against the senior secured revolving line of credit and could have borrowed up to the $210.0 million available. The Company is required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows, as defined in the agreement, of the prior year. There were no excess cash flows for 2014 and therefore no additional payment was required in 2015. See Part I, Item 1, Note 8 “Debt,” for additional information about our debt.
Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2015	2014	Change
Cash provided by operating activities	$206.2	$110.1	$96.1
Cash used in investing activities	(118.1)	(164.8)	46.7
Cash provided by (used in) financing activities	(32.9)	49.0	(81.9)
Effect of exchange rate changes on cash and cash equivalents	(4.4)	(2.4)	(2.0)
Net change in cash and cash equivalents	$50.8	$(8.1)	$58.9
Operating Activities
The increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization as well as a decrease in cash paid for interest.
Investing Activities
The decrease in cash used in investing activities was due primarily to a decrease in cash used for acquisitions and capital expenditures.

Financing Activities
The increase in cash used by financing activities was due primarily to the net pay down of our debt partially offset by the net proceeds from the IPO.
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
Cash paid for capital expenditures decreased $21.4 million, from $117.7 million for the nine months ended September 30, 2014, to $96.3 million for the nine months ended September 30, 2015, due to a decrease in spending to upgrade our corporate headquarters facility and transform our technology infrastructure. We expect total capital expenditures to be lower in 2015 than 2014 as a percentage of revenue as we completed the improvements to our corporate headquarters in the first half of 2015.
Debt
Senior Secured Credit Facility
On June 15, 2010, the Company entered into a senior secured credit facility with various lenders. The senior secured credit facility consists of a senior secured term loan and a senior secured revolving line of credit. In June 2015, the Company entered into amendments to refinance the senior secured credit facility with a new $1,881.0 million term loan ("Senior Secured Term Loan B") and a new $350.0 million five-year senior secured term loan ("Senior Secured Term Loan A") drawn in July 2015. Among other things, the amendments lowered the interest rate floor and modified the step-down interest rate margin based on achieving certain total leverage ratios and senior secured net leverage ratios. The amendments also refinanced the existing revolving line of credit with a five-year $210.0 million revolving line of credit. Collectively these amendments resulted in $37.6 million of expense recorded in other income and expense in the consolidated statements of income.
On July 15, 2015, we used the net proceeds from our IPO, along with the $350.0 million borrowings from the Senior Secured Term Loan A, to redeem all of the outstanding 9.625% and 8.125% Senior Notes, including a prepayment premium, accrued interest and certain transaction costs. For more information on these transactions see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements," Note 8 "Debt," and Note 9 "Stockholders' Equity."
During the fourth quarter of 2014, the Company borrowed $50.0 million against the senior secured revolving line of credit to partially fund acquisitions made in 2014. In March of 2015, the Company borrowed an additional $35.0 million to complete these funding requirements and replenish cash on hand. During the second quarter of 2015, the Company repaid $85.0 million on the revolving line of credit, and on September 30, 2015, had no outstanding borrowings on the revolving line of credit.
Effect of Certain Debt Covenants
TransUnion's ability to meet its liquidity needs or to pay dividends on its common stock depends on its subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions. With certain exceptions, our senior secured credit facility is secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. Trans Union LLC, the borrower under the senior secured credit facility, is not permitted to declare any dividend or make any other distribution, subject to certain exceptions including compliance with a fixed charge coverage ratio and a basket that depends on TransUnion Intermediate’s consolidated net income. The senior secured net leverage test must be met as a condition to incur additional indebtedness and at the end of each fiscal quarter. As of September 30, 2015, this covenant required us to maintain a net leverage ratio on a pro forma basis equal to, or less than, 6.50-to-1. As of September 30, 2015, we were in compliance with all debt covenants.
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
Effective July 1, 2014, we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to transform our technology infrastructure and corporate headquarters facility. As a result, depreciation and amortization expense increased by $6.9 million and $21.8 million in the three and nine months ended September 30, 2015, respectively. The net-of-tax impact of this change decreased net income attributable to TransUnion by $4.4 million or $0.02 per share, and $14.0 million or $0.09 per share for the three and nine months ended September 30, 2015, respectively.
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

On July 15, 2015, we used the net proceeds from our IPO, along with the $350.0 million borrowings from the Senior Secured Term Loan A, to redeem all of the outstanding 9.625% and 8.125% Senior Notes. As a result of the increase in borrowings from the Senior Secured Term Loan A, we have an increase in our outstanding variable rate debt compared to December 31, 2014. There have been no other material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended September 30, 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, for a full description of our material pending legal proceedings.
OFAC Alert Service
Our motions to stay the Miller and Patel proceedings have been granted and the proceedings stayed pending action by the U.S. Supreme Court in Spokeo v. Robins and Tyson Foods, Inc. v. Bouaphakeo. We intend to continue to defend these matters vigorously as we believe we have acted in a lawful manner.
CFPB Investigation
On September 14, 2015, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (“CFPB”). The CID is focused on common industry practices and is part of the CFPB’s investigation to determine whether consumer reporting agencies or other persons have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products, or similar products or services. We are cooperating with the CFPB with respect to this matter and we believe we have followed all published authority with respect to our practices. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
During the three months ended September 30, 2015, TransUnion sold a total of 685 shares of common stock at $4.99 per share and 10,974 shares of common stock at $8.57 per share to employees exercising stock options granted under the Company’s 2012 Management Equity Plan. The sales of shares and grants of options were effected without registration in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and Rules 505, 506 and 701 promulgated thereunder. These securities were issued without registration in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act and Rules 505, 506 and 701 promulgated thereunder. No sales involved underwriters, underwriting discounts or commissions or public offerings of our securities.

(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	$—
August 1 to August 31	—	—	—	—
September 1 to September 30	—	—	—	—
Total	—	—	—	—

No shares were repurchased during the period.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
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

TransUnion

October 29, 2015	By	/s/ Samuel A. Hamood
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

October 29, 2015	By	/s/ James V. Pieper
James V. Pieper
Senior Vice President, Chief Accounting Officer
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