Form 10-K
period 2015-12-31
TransUnion
filed 2016-02-19
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-37470

TransUnion
(Exact name of registrant as specified in its charter)

Delaware	61-1678417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
555 West Adams, Chicago, Illinois	60661
(Address of principal executive offices)	(Zip Code)
312-985-2000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act (“Act”).

☐ YES	☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ YES	☒ NO

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $888 million as of June 30, 2015 (based on the closing stock price of such stock as quoted on the New York Stock Exchange).

As of January 31, 2016, there were 182,384,721 shares of TransUnion common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None

TRANSUNION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2015

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

PART I
Unless the context indicates otherwise, any reference to the “Company,” “we,” “us,” and “our” refers to TransUnion (formerly known as TransUnion Holding Company, Inc.) and its direct and indirect subsidiaries, including TransUnion Intermediate Holding, Inc. ("TransUnion Intermediate", formerly known as TransUnion Corp.) or to TransUnion Intermediate and its subsidiaries for periods prior to the formation of TransUnion.
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
ITEM 1 BUSINESS
Overview
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, sometimes referred to as verticals, including financial services, specialized risk, insurance and healthcare. We have a global presence in over 30 countries across North America, Africa, Latin America and Asia.
Our addressable market includes the big data and analytics market, which continues to grow as companies around the world recognize the benefits of building an analytical enterprise where decisions are made based on data and insights, and as consumers recognize the importance that data and analytics play in their ability to procure goods and services and protect their identities. International Data Corporation ("IDC") estimates worldwide spending on big data and analytics services to be approximately $52 billion in 2014, growing at a projected compounded annual growth rate (“CAGR”) of approximately 15% from 2014 through 2018. There are several underlying trends supporting this market growth, including the creation of large amounts of data, advances in technology and analytics that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. Leveraging our 48-year operating history and our established position as a leading provider of risk and information solutions, we have evolved our business by investing in a number of strategic initiatives, such as transitioning to the latest big data and analytics technologies, expanding the breadth and depth of our data, strengthening our analytics capabilities and enhancing our business processes. As a result, we believe we are well positioned to expand our share within the markets we currently serve and capitalize on the larger big data and analytics opportunity.
We believe that we have the capabilities and assets, including comprehensive and unique datasets, advanced technology and analytics to provide differentiated solutions to our customers. We have over 30 petabytes of data, growing at an average rate of over 25% each year since 2010, representing over one billion consumers globally. We obtain financial, credit, alternative credit, identity, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information from an average of 90,000 data sources, including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our next-generation technology allows us to quickly and efficiently integrate our data with our analytics and decisioning capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics expertise, which includes our people as well as tools such as predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enables businesses and consumers to gain better insights into their risk and financial data. Our decisioning capabilities, which are generally delivered on a software-as-a-service platform, allow businesses to interpret data and apply their specific qualifying criteria to make decisions and take actions. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud. Similarly, our capabilities allow consumers to see how their credit profiles have changed over time, understand the impact of financial decisions on their credit scores, manage their personal information and take precautions against identity theft.
We leverage our differentiated capabilities in order to serve a broad set of customers across multiple geographies and industry verticals. We have a global customer base of over 65,000 businesses and millions of consumers. We offer our solutions to business customers in financial services, insurance, healthcare and other industries. Our customer base includes many of the largest companies in each of the primary industries we serve. For example, in the United States, we contract with all of the ten largest banks, all of the top five credit card issuers, all of the top twenty-five auto lenders, fourteen of the fifteen auto insurance carriers, thousands of healthcare providers and federal, state and local government agencies. We have been successful in leveraging our brand, our expertise and our solutions in our global operations and have a leading presence in several high-growth international markets, including India, Hong Kong and Africa.
We believe we have an attractive business model that has highly recurring and diversified revenue streams, low capital requirements, significant operating leverage and strong and stable cash flows. The proprietary and embedded nature of our solutions and the integral role that we play in our customers’ decision-making processes have historically translated into high customer retention and revenue visibility. For example, our top ten financial institution customers have an average tenure of over ten years. We continue to demonstrate organic growth by further penetrating existing customers, innovating new solutions and gaining new customers. We have a diversified portfolio of businesses across our segments, reducing our exposure to cyclical trends in any particular industry or geography. We operate primarily on a contributory data model in which we typically obtain updated information at little or no cost and own most of our data. We augment this data with a growing set of public record and alternative data as we develop new solutions and expand into new industries and geographies. We also directly manage and control our technology, which provides us with an efficient cost structure and allows us to benefit from economies of scale. Additionally, our technology investments enable us to grow and expand our business with low incremental cost, providing significant operating leverage.
Our total revenues increased from $1,304.7 million for the year ended December 31, 2014 to $1,506.8 million for the year ended December 31, 2015, representing year-over-year growth of 15.5%. Our net income attributable to the Company increased from a loss of $12.5 million for the year ended December 31, 2014 to income of $5.9 million for the year ended December 31, 2015. Our Adjusted EBITDA increased from $454.3 million for the year ended December 31, 2014 to $526.7 million for the year ended December 31, 2015, representing year-over-year growth of 15.9%. As of December 31, 2015, we had approximately $2,208.5 million of total indebtedness.
Our Evolution
Our business has a 48-year operating history and a long track record of providing risk and information solutions to businesses and consumers while continuing to innovate to meet their changing needs. Since our founding as a provider of regional credit reporting services, we have built a comprehensive database of U.S. consumers, which created a unique and highly valuable base to build solutions that span many industry verticals and customer processes. From this base, we expanded our operations by targeting new customers, industry verticals and geographies and also entering into the consumer space. We have strengthened our analytics and decisioning capabilities and acquired complementary datasets enabling us to enhance our solutions, diversify our revenue base and expand into high-growth verticals, such as healthcare and insurance. We have grown our global presence to over 30 countries, creating credit reporting agencies in new geographies and establishing strong international footholds from which we could expand into other emerging markets. We also expanded the reach of our consumer solutions by partnering with other market leaders and innovators.
As part of our continued evolution, we have invested in a number of strategic initiatives that we believe will allow us to cater to the growing demand for data and analytics, provide differentiated solutions and better serve our customers. These initiatives include:

•
Investing in our Technology:    Technology is at the core of the solutions we provide to our customers. We have made significant investments since 2012 to modernize our infrastructure and to transition to the latest big data and analytics technologies which enable us to be quicker, more efficient and more cost-effective. Our next-generation technology enhances our ability to organize and handle high volumes of disparate data, improves delivery speeds, provides better availability and strengthens product development capabilities, while lowering our overall cost structure and allowing us to maintain our focus on information security. Our investment strategy has been to build capabilities and leverage them across multiple geographies and industry verticals.

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

•
Broadening our Target Markets:    We have grown our target markets by establishing a presence in attractive high-growth international markets such as India and the Philippines, entering new verticals such as government and investigative services in the United States and expanding the reach of our consumer offerings by partnering with traditional and emerging providers in new verticals. Our capabilities enable us to develop scalable products that we are able to deploy across new markets and verticals.

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

(1)	Numbers have been rounded
Source: IDC Worldwide Business Analytics Services 2014-2018 Forecast, September 2014
We believe there are several key trends in the global macroeconomic environment affecting the geographies and industry verticals we serve that will create increasing demand for our solutions:

•
Rapid Growth in Data Creation and Application:    Larger and more diversified datasets are now assembled faster while the breadth of analytical applications and solutions has expanded. Companies are increasingly relying on business analytics and big data technologies to help process this data in a cost-efficient manner. In addition, non-traditional sources of structured and unstructured data have become important in deriving alternative metrics. The proliferation of smartphones and other mobile devices also generates enormous amounts of data tied to consumers, activities and locations. We believe that the demand for targeted data and sophisticated analytical solutions will continue to grow meaningfully as businesses seek real-time access to more granular views of consumer populations and more holistic views on individual consumers.

•
Advances in Technology and Analytics Unlocking the Value of Data:    Ongoing advances in data collection, storage and analytics technology have contributed to the greater use and value of data and analytics in decision making. As businesses have gained the ability to rapidly aggregate and analyze data, they increasingly expect access to real-time data and analytics from their information providers as well as solutions that fully integrate into their workflows. We believe this has made sophisticated technology critical for gaining and retaining business in the risk and information services industry.

•
Greater Adoption of Big Data Solutions across New and Existing Industry Verticals:    With the proliferation of data, we believe companies across new and existing industry verticals recognize the value of risk information and analytical tools, particularly when tailored to their specific needs.

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

◦
Healthcare Industry:    Greater patient financial responsibility, focus on cost management and regulatory supervision are driving healthcare providers to use data and related analytics tools to better manage their revenue cycle. For example, to reduce collection risks, healthcare providers seek information about their patients’ insurance coverage and ability to pay at the time of registration. In addition, insurance discovery tools are being utilized to optimize accounts receivable management, maximize collections and minimize uncompensated care

•
Increasing Lending Activity in Emerging International Markets:    As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by under-served and under-banked consumers. In addition, credit penetration is relatively low in emerging markets when compared to developed markets. For example, using our database of information compiled from financial institutions as a benchmark of credit activity, we estimate that less than 15% of the adult population in India is currently credit active. Furthermore, the widespread adoption and use of mobile phones in emerging markets have enabled greater levels of financial inclusion and access to banking and credit. We expect the populations in emerging markets to continue to become more credit active, resulting in increased demand for our services.

•
Increased Management and Monitoring of Personal Financial Information and Identity Protection by Consumers:    Demand for consumer solutions is rising with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and more readily available free credit information. The annual growth in the number of consumers subscribing to a credit monitoring or identity protection service has been almost 20% over the last several years. In addition, the proliferation of mobile devices has made data much more accessible, enabling consumers to manage their finances and monitor their information in real-time. We believe these trends will continue to fuel growth for our consumer business.

•
Increased Management and Monitoring of Personal Financial Information and Identity Protection by Consumers:    Demand for consumer solutions is rising with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and more readily available free credit information. The annual growth in the number of consumers subscribing to a credit monitoring or identity protection service has been almost 20% over the last several years. In addition, the proliferation of mobile devices has made data much more accessible, enabling consumers to manage their finances and monitor their information in real-time. We believe these trends will continue to fuel growth for our consumer business.

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
Next-generation Technology
Our transformation to next-generation technology allows us to continually improve our overall services to businesses and consumers and ensures that we are well positioned to differentiate our datasets and capabilities. We believe that our strategic initiative to build next-generation technology capabilities has resulted in increased throughput, improved data matching, greater efficiency, advanced platform flexibility and lower operating costs.

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

•
Greater Efficiency:    From ingestion of data to distribution of analytics and insights, our next-generation technology enables a faster time to market. For example, a portion of our platform now allows for data profiling, cleansing and ingestion of data at least ten times faster and can be done in a self-service approach by non-IT power users, allowing us to significantly reduce overall production times for new products.

•
Advanced Platform Flexibility:    Our technology offers a high degree of flexibility, speed and customization of our solutions, via capabilities like graphical development and business rules environments, and allows easy integration with our customers’ workflows. We manage and control our technology instead of outsourcing it, which provides us with the flexibility to prioritize changes and to quickly implement any updates to our applications and solutions.

•
Lower Operating Costs:    Our technology investments have lowered our overall cost to maintain and develop our systems, allowing us to redeploy significantly more resources to support revenue generating initiatives, such as vertical expansion and new product development.

 Sophisticated and Flexible Analytics and Decisioning Capabilities
We have developed sophisticated and flexible analytics and decisioning capabilities by investing in technology, tools and people. Our technology allows us to quickly build sophisticated analytics and decisioning functionality that caters to our customers’ evolving needs. Our analysts leverage our next-generation technology and data matching capabilities to gain real-time access to our entire dataset across different data sources and run analyses across this data while remaining compliant with permitted data use. Our analysts are typically able to create data samples for model development, model validations and custom analyses in less than one day using self-serve data access. Our analysts are equipped with a diverse modeling and analytical toolkit, such as visualization and machine learning, which allows them to quickly build and deploy these capabilities. For example, our team was able to build a new loan consolidation model in our CreditVision solution in less than one day using our advanced tools, instead of a typical development time of four to five weeks with legacy tools and technology. We have an experienced analytics team with substantial industry experience, complemented by a deep knowledge of consumer credit data. Our team is highly qualified with advanced degrees or doctorates in statistics, math, finance or engineering, and is instrumental in understanding customer requirements, sourcing raw data and turning that data into solutions that provide insights and decisions to solve our customers’ problems.
Innovative and Differentiated Solutions
We consistently focus on innovation to develop new and enhanced solutions that meet the evolving needs of our customers. We believe our specialized data, analytics and decisioning services and collaborative approach with our customers differentiate us from our competitors. Our solutions are often scalable across different customers, geographies and verticals. Recent examples of our innovative and differentiated solutions include:

•
AdSurety:    AdSurety is a digital marketing solution that allows our customers to identify an audience across a network of 135 million U.S. consumers, display personalized messages to that audience and measure the effect. The network leverages our offline-to-online matching technology, which increases reach with greater targeting certainty.

•
CreditView:    CreditView is a first-to-market interactive dashboard that provides consumers with credit education and information in a comprehensive, user-friendly format. Consumers are able to easily see how their credit profiles have changed over time as well as simulate the impact of financial decisions on their credit score.

•
CreditVision:    We continue to enhance our credit data by including new data fields, enriching values in existing data fields and expanding account history. Our enhanced credit data has been combined with hundreds of algorithms to produce CreditVision, a market-leading solution that provides greater granularity and evaluates consumer behavior patterns over time. This results in a more predictive view of the consumer, increases the total population of consumers who can effectively be scored and helps consumers gain improved pricing.

•
DecisionEdge:    DecisionEdge is a software-as-a-service decisioning offering which allows businesses to identify and authenticate customers, interpret data and predictive model results, and apply customer-specific criteria to facilitate real-time, automated decisions at the point of consumer interaction.

•
Insurance Coverage Discovery:    For our healthcare customers, we offer the Insurance Coverage Discovery solution, which enables the discovery of previously unidentified health insurance coverage to help our customers recover uncompensated care costs. Our proprietary technology identifies patient accounts covered by Medicaid, Supplemental Security Income, Medicare and TRICARE as well as commercial insurance benefits at the time of service and monitors an account for up to three years for retroactive eligibility that providers may have missed.

•
SmartMove:    SmartMove allows independent landlords to screen applicants on a real-time basis by pushing the screening information of the individual renter to the landlord, based on the consent of the renter. The solution is delivered through our mobile channel and through our partners and provides independent landlords with convenient access to the same quality information provided to large property management firms.

•
TLOxp:    TLOxp leverages our data matching capabilities across thousands of data sources to identify and investigate relationships among specific people, assets, locations and businesses. This allows us to offer enhanced due diligence, threat assessment, identity authentication and fraud prevention and detection solutions and to expand our solutions into new verticals such as government and law enforcement.

 Deep and Specialized Industry Expertise
We have deep expertise in a number of attractive industry verticals including financial services, insurance and healthcare. Our expertise has allowed us to develop sophisticated vertical-specific solutions within these targeted industries that play an integral role in our customers’ decision-making processes and are often embedded into their workflows. Our team includes industry experts with significant experience in the verticals that we target and relationships with leading companies in those verticals. We also possess regulatory compliance expertise across the industries that we serve. Together, this provides us with a comprehensive understanding of business trends and insights for customers in these verticals, allowing us to build solutions that cater to these customers’ specific requirements. We have been able to apply our industry knowledge, data assets, technology and analytics capabilities to develop new solutions and revenue opportunities within key verticals. For example, in financial services, our differentiated position allowed us to anticipate the increased demand for alternative consumer lending providers such as peer-to-peer lending platforms, and we created solutions that catered to these emerging providers. In insurance, we partnered with a vehicle history data provider to launch a vehicle history score that helps insurance carriers further segment risk based on the attributes of a specific automobile. In healthcare, we developed a solution that allows healthcare providers to search for additional health insurance coverage and recover additional uncompensated care costs, lowering their overall cost of operation.
Leading Presence in Attractive International Markets
We have been operating internationally for over 30 years and have strong global brand recognition. We have strategically targeted attractive markets in both developed and emerging economies and have a diversified global presence in over 30 countries and a leading presence in several attractive international markets across North America, Africa, Latin America and Asia. We have local, senior management in many of our international markets, and we believe this provides us with deeper insights into these markets and stronger relationships with our customers. We have leveraged our brand, operating history, global footprint and technology infrastructure to establish new credit bureaus in several international markets, such as Canada in 1989, India in 2001 and the Philippines in 2011. Once established, our model is to expand the services we offer within these markets and then move into adjacent emerging markets. For example, we have used our operations in Hong Kong to expand into other ASEAN countries, and we have used our operations in South Africa to expand into neighboring African countries. In addition, we have been able to leverage our technology and experience from our U.S. operations to develop and grow our international operations. For example, we have expanded our CreditVision product into Canada and Hong Kong, expanded our interactive business in Hong Kong and South Africa and implemented DecisionEdge across more than 600 active solutions in over 10 countries.
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
Further Penetrate Existing Industry Verticals with Current and New Solutions
We are a leading provider of risk and information solutions in several industry verticals today, including financial services, insurance and healthcare. We believe there is significant opportunity for further growth within these industries by expanding the number of customers to whom we sell our current solutions as well as by creating innovative new solutions that we can use to grow our presence in these industries. We focus on developing new solutions that address evolving customer needs within our industry verticals. For example, in the financial services vertical, we developed CreditVision, which provides customers with a time-based risk trend and increases the total eligible population of consumers. Similarly, in the insurance vertical, we introduced the DriverRisk solution that integrates with the Drivers History violation database to cost effectively identify drivers with ratable violations, resulting in unique insights into driver risk and reduced costs and higher returns for insurance carriers. In order to more effectively address these opportunities, we have redeployed and reallocated our sales resources to focus either on new customer opportunities or on selling additional services and solutions to existing customers. With our leading market positions, existing strong relationships in financial services, insurance and healthcare verticals and with our consumer partners, we believe we have the opportunity to further penetrate our existing customer base and capture a greater proportion of their spending across the consumer lifecycle.
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
Continue to Broaden Reach in Consumer Market through Direct and Indirect Channels
Growth in our consumer business has outpaced the market. We expect this trend to continue, due to a rising consumer appetite for information and increasing demand for our solutions from existing and new partners. We currently serve consumers in the United States directly and through indirect channels. We recognized that more consumers could be reached through multiple channels and business models. Therefore, our strategy is to enable partners by providing them with data and analytics to support their services. Our growth plans focus both on increasing our own member base as well as expanding our reach through partnerships. For our direct consumers, we continually develop new products, features and services. We will also continue to improve the consumer experience with more user-friendly interfaces, better customer service, and education. For partners, we will leverage our flexible model, technology and innovative solutions to grow with new and existing customers and enter new industry verticals. We believe that partnerships not only enable us to build our own business quickly and effectively, but they also expand the market and provide us access to new consumer segments.
Pursue Strategic Acquisitions
We will continue to pursue acquisitions to accelerate growth within our existing businesses and diversify into new businesses. We are focused primarily on opportunities that are strategic to us, including opportunities that expand our geographic footprint, increase the breadth and depth of our datasets, enhance our services, provide us with industry expertise in our key verticals or deepen our presence in our international markets. For example, we expanded into new countries such as Brazil and Chile and enhanced our domestic healthcare offerings through various acquisitions. Other recent examples include our December 2013 acquisition of TLO’s assets, providing data solutions leveraging proprietary public records data for identity authentication, fraud prevention and debt recovery, our November 2014 acquisition of DHI, a provider of traffic violations and criminal court data, our October 2014 acquisition of L2C, an innovator in predictive analytics using alternative data that is able to provide risk perspectives on non-traditional and non-credit active consumers, and our December 2015 acquisition of Trustev, Ltd., a provider of digital verification technology to multiple industries. From time to time, we may also seek to increase our investments in foreign entities in which we have less than a 100% equity interest, as we did with CIBIL in India in 2014 and 2015. We have a strong track record of integrating acquisitions and driving long-term value creation, and we will continue to maintain a disciplined approach to pursuing acquisitions.
Segment Overview
We manage our business and report our financial results in three operating segments: USIS, International and Consumer Interactive. We also report expenses for Corporate, which provides shared services and conducts enterprise functions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information about our segments.
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

Additionally, we provide data to businesses to help them satisfy “know your customer” compliance requirements and to confirm an individual’s identity. Revenue from Online Data Services accounted for approximately 66% of our USIS revenue in 2015.
Marketing Services
Marketing Services help businesses proactively acquire new customers, cross-sell to existing customers and monitor and manage risk in their existing portfolios. We help our customers develop marketing lists of prospects via direct mail, web and mobile. Our databases are used by our customers to contact individuals to extend firm offers of credit or insurance. We provide portfolio review services, which are periodic reviews of our customers’ existing accounts, to help our customers develop cross-selling offers to their existing customers and monitor and manage risk in their existing consumer portfolios. We also provide trigger services which are daily notifications of changes to a consumer profile. Revenue from Marketing Services accounted for approximately 16% of our USIS revenue in 2015.
Decision Services
Decision Services, our software-as-a-service offerings, include a number of platforms that help businesses interpret data and predictive model results and apply their customer-specific criteria to facilitate real-time automated decisions at the time of customer interaction. Our customers use Decision Services to evaluate business risks and opportunities, including those associated with new consumer credit and checking accounts, insurance applications, account collection, patient registrations and apartment rental requests. Revenue from Decision Services accounted for approximately 18% of our USIS revenue in 2015.

These core capabilities and delivery platforms in our USIS segment allow us to serve a broad set of customers and business issues. We offer our services to customers in the financial services, insurance, healthcare and other industries. In financial services we serve nine of the top ten banks in all facets of the customer lifecycle from acquisition through account management to collections. For example, our customers use our CreditVision solutions, which is based on 30 months of time series data and delivered across all our platforms, to bring insight to the velocity and magnitude of change in consumer risk over time, allowing them to segment risk with greater precision. We also recently introduced AdSurety digital marketing capabilities that allow banks to deliver personalized messages on the Internet, increasing reach with measurable results. In insurance, fourteen of the top fifteen auto insurance carriers use TransUnion services to improve the speed and accuracy of quoting and underwriting policies, improving the consumer shopping experience and lowering costs for the carriers. We do this by providing pre-fill services that use our data assets to populate an application once basic identity information is supplied by the consumer, then use our driver violation data, insurance and asset risk scores, and fraud detection tools to provide a quote that is more consistent with the final premium than previous methods used. In healthcare, thousands of healthcare providers and over 1,000 hospitals use our revenue cycle management solutions to verify patients’ identity, check insurance eligibility and the patients’ capacity to pay, estimate patient payment amounts and if needed, qualify patients for federal, state and local entitlement programs.
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
Developed Markets
We offer online data services, marketing services and decision services in Canada and Hong Kong. Revenue from these developed markets accounted for approximately 35% of our International revenue in 2015.
Canada: We have operated in Canada since 1989 and are one of only two nationwide consumer reporting agencies in the Canadian market. We operate across multiple verticals in Canada with leading positions in insurance, collections and automotive and a growing presence in financial services. Our Canadian customer base encompasses some of the largest companies in their verticals, including two of the three largest banks, the top seven credit card issuers, seven of the top ten insurance companies and four of the top automotive manufacturers. We have recently grown our operations in Canada by acquiring new customers and we expect to continue to grow by introducing innovative new solutions, such as CreditVision and DecisionEdge, by increasing our presence with existing customers and by growing our market share with businesses and consumers.

Hong Kong: We have had a majority ownership interest in the principal consumer credit reporting company in Hong Kong since 1998. We are a primary supplier of data and value-added solutions to the top ten banks in Hong Kong. Additionally, we use our established operations in Hong Kong as a base to expand into other emerging markets in the Asia Pacific region. We expect to continue to grow and transform the Hong Kong business by offering analytics, identity management, decisioning and consumer solutions.
Emerging Markets
Together with our unconsolidated subsidiaries, we also provide online data services, marketing services and decision services in emerging markets, such as South Africa, Brazil, India and other countries in the Africa, Latin America and Asia Pacific regions. Once credit databases are established in these markets, we can introduce services that have demonstrated success in developed markets. We believe that our flexible approach to forming local partnerships has allowed us to establish a foothold in certain emerging markets where our major competitors have not, such as in India and the Philippines. We also believe that our presence in emerging markets helps foster the growth and development of economies in these markets, thereby resulting in an accelerated demand for credit information services and analytics. Revenue from emerging markets accounted for approximately 65% of our International revenue in 2015.
Africa: We launched our operations in Africa by entering South Africa in 1993. We are highly diversified and serve a variety of industries through traditional consumer credit reporting services, insurance solutions, auto information solutions, commercial credit information services and consumer solutions in South Africa. We are a primary risk and information solutions provider in South Africa for the top three leading banks, the top ten retailers, the top seven dealer groups and the top five insurers. We manage the database of all personal claims, policy and vehicle information on behalf of the South African Insurance Association and offer innovative solutions throughout the policy lifecycle. Our extensive vehicle information database in South Africa, which has over 18 million vehicle records and includes unique vehicle identifier codes, differentiates us from other providers. Our leading presence in South Africa has allowed us to expand into surrounding countries including Kenya, Namibia, Swaziland, Botswana, Mozambique, Zambia, Rwanda, Malawi and Uganda. We intend to roll out our next-generation technology to our African operations, which will make us the only provider with a big data platform in Africa and will provide us with further competitive advantages.
Latin America: We have been active in Latin America since 1985 when we entered the Puerto Rican market, and we have operations in several Central and South American countries, including a strong presence in the Dominican Republic and a 26% ownership interest in Trans Union de México, S.A., the primary credit reporting agency in Mexico. In Guatemala, we maintain a centralized database that services Guatemala, Honduras, Nicaragua and Costa Rica. We expanded our footprint in Latin America through our acquisition of majority interests in a Chilean credit reporting agency in 2010 that we subsequently increased to 100%, a Brazilian decisioning services provider in 2011 and a Brazilian data enrichment and registry information services provider in 2013. In Brazil, which is our largest operation in Latin America, we are a leading provider in decisioning with over 100 customers and over 25 million transactions processed monthly across key industry verticals. Our customer base in Brazil includes three of the top four private banks, eighteen of the top twenty automotive insurance carriers, five of the top ten telecommunication companies and the largest Latin America online sales site. One of our differentiated capabilities in Brazil is our “data driver technology”, which allows us to access hundreds of public data sources, such as the Receita Federal (tax record information). We also own ZipCode, which we believe is the most extensive alternative database in Brazil with information on over 190 million consumers and 29 million companies, and is a leading industry data source for collections and marketing.
India: In 2003, we partnered with prominent Indian financial institutions to create CIBIL, the first consumer and business credit reporting agency in India. In 2014, we acquired a majority interest in CIBIL and further increased our ownership interest in 2015. We now include their results in our consolidated financial statements. We are CIBIL’s sole technology, analytics and decision services provider for its consumer risk information services business. In the absence of a comprehensive national ID, we created an innovative matching algorithm that allowed us to create the most extensive consumer credit database in India. Our credit database includes information on over 200 million consumers and over 10 million business entities. In addition, we own or have access to several non-credit data sources that we use to enhance our solutions.

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

Asia Pacific: Our operations in Asia Pacific include markets such Thailand, Singapore, Malaysia, China and the Philippines. Asia Pacific is a growing market with increasing demand for credit driven by a rising middle class that offers significant growth potential in analytics and decisioning. Using Hong Kong as a base, we have leveraged our global intellectual property to expand to other countries in the Asia Pacific region. For example, we launched the first consumer credit reporting agency in the Philippines in 2011 in partnership with the top-five credit card issuers in that market. We leverage our global intellectual property to scale very quickly and our solutions are now used for lending decisions by over 25% of the major banks in the Philippines. We have built credit risk scores for the National Credit Bureau of Thailand, in which we have a 12% ownership interest, Credit Bureau of Singapore and Credit Bureau of Malaysia. We also have a presence in China, where we currently provide fraud and authentication solutions to financial institutions.
Consumer Interactive
Consumer Interactive offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution and financial management. Our products are provided through user friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels.
Direct: We provide services directly to consumers, primarily on a subscription basis through websites and mobile applications. Product features include credit reports, credit scores and analysis, alerts to changes in credit information, debt analysis, identity protection services, insurance scores and the ability to restrict third-party access to a consumer’s TransUnion credit report. We complement these features with educational content that explains how credit and financial data is used in various industries to evaluate consumers and how a consumer’s financial choices impact this evaluation. Our integrated, data-driven marketing strategy spans multiple channels including television, paid search, online display and email, which allows us to acquire high quality consumers cost effectively.
Indirect: We also provide our services to business partners who may combine them with their own or other branded services to be offered as a bundle to consumers, governmental agencies and businesses in support of fraud or credit protection, credit monitoring, identity authentication, insurance or credit underwriting and collections. We have a broad suite of products and services that include many of the product features, educational content and customer support offered in our direct channel. We have taken a proactive and flexible partnership approach which has resulted in many long-standing relationships with other market leaders and innovators. Some of these partners are the largest providers of credit information or identity protection services to the U.S. consumer market. Through these partnerships, we have significantly expanded the overall market as well as the reach of our business.
Corporate
Corporate provides support services to each operating segment, holds investments and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are primarily enterprise-level costs and are administrative in nature.
Markets and Customers
We have a highly diversified customer base, with our largest customer accounting for approximately 2% of revenue in 2015 and 3% of revenue in 2014. Our top ten customers accounted for approximately 14% of revenue in 2015 and 20% of revenue in 2014. Our customers include companies across multiple industries, including financial services, insurance and healthcare. A substantial portion of our revenue is derived from companies in the financial services industry.
We have a presence in over 30 countries including the United States, South Africa, Brazil, Canada, Hong Kong, India, and other countries in Africa, Asia and Latin America. The following table summarizes our revenue based on the region where the revenue was earned:

	Twelve months ended December 31,
	2015	2014	2013
United States	82%	80%	80%
International	18%	20%	20%

The following table summarizes our assets based on the segment in which such assets are held as of the dates shown below:

	December 31,
(in millions)	2015	2014	2013
U.S. Information Services	$2,881.3	$2,932.8	$2,894.7
International	1,169.0	1,268.1	1,166.8
Consumer Interactive	285.6	268.8	268.3
Corporate	110.8	196.1	162.5
Total	$4,446.7	$4,665.8	$4,492.3
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
In our USIS segment, our competition generally includes Equifax, Experian and LexisNexis, in addition to certain competitors whom we only compete with in specific verticals. For example, we compete with FICO in the financial services vertical, with Solera and Verisk in the insurance vertical, with Emdeon, IMS Health, Inovalon and Trizetto in the healthcare vertical and with LifeLock, Experian and CSIdentity in the fraud solutions market.
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
As part of our program, each business unit’s continuity plan is periodically updated and stored in a centralized database. These plans are monitored and reviewed by our compliance team. From time to time, our compliance team tests one or more of these plans using desktop exercises or in connection with actual events. We also periodically test the state of preparedness of our most critical disaster recovery procedures. We maintain systems redundancy plans for our primary U.S. data centers that allow for the transfer of capacity between geographically disbursed environments in the event there is a failure of computer hardware or a loss of our primary telecommunications lines or power sources, and are designed to recover the majority of our operational capacity in a scenario which makes either of our primary data centers inoperable.
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
Employees
As of December 31, 2015, we employed approximately 4,200 employees throughout the world. Other than certain employees in Brazil, none of our employees is currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.
Our History
TransUnion Corp. was spun-off from its parent, Marmon Holdings, Inc. (“Marmon”), in 2005 to the Pritzker family. On June 15, 2010, an affiliate of Madison Dearborn Partners, LLC, on behalf of certain of its investment funds, acquired 51.0% of our outstanding common stock from the Pritzker family and certain employee and director stockholders of TransUnion Corp. On April 30, 2012, TransUnion Corp. was acquired by TransUnion Holding Company, Inc., substantially all the common stock of which was and is owned by the Sponsors, and became TransUnion Holding Company, Inc.’s wholly-owned subsidiary. On March 26, 2015, TransUnion Holding Company, Inc. was renamed TransUnion and TransUnion Corp. was renamed TransUnion Intermediate Holdings, Inc. On June 30, 2015, we completed the initial public offering of 33,977,273 shares of our common stock, including shares sold to the underwriters pursuant to their over-allotment option, at a public offering price of $22.50 per share. Our stock trades on the New York Stock Exchange under the ticker "TRU."
Legal and Regulatory Matters
Compliance with legal and regulatory requirements is a top priority. Numerous laws govern the collection, protection, dissemination and use of the non-public personal information we have in our possession. These laws are enforced by federal, state and local regulatory agencies, foreign regulatory authorities and, in some instances, through private civil litigation.
We proactively manage our compliance with laws and regulations through a dedicated legal and compliance team that is generally locally sourced and tasked to ensure that enterprise standards are followed. To that end, we have legal and compliance personnel situated at business operations in the United States, Brazil, Canada, Hong Kong and South Africa. All such personnel report directly to the functional department leaders, who are located in our corporate offices in Chicago, Illinois. Through the legal and compliance functions, we provide training to our associates, monitor all material laws and regulations, establish compliance policies, routinely review internal processes to determine whether business practice changes are warranted, assist in the development of new services, and promote regular meetings with principal regulators and legislators to establish transparency of our operations and create a means to understand and react should any issues arise. In addition, as a controlled financial company of a U.S. bank holding company, we have committed to implement certain compliance programs as directed by that bank holding company pursuant to the Amended and Restated Major Stockholders’ Agreement (as later defined) entered into by the Company and our principal shareholders.

U.S. Data and Privacy Protection
Our U.S. operations are subject to numerous laws that regulate privacy, data security and the use of consumer credit or an individual’s healthcare information. Certain of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information. The laws and regulations that affect our U.S. business include, but are not limited to, the following:

•
FCRA: FCRA applies to consumer credit reporting agencies, including us, as well as data furnishers and users of consumer reports. FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes. FCRA limits what information may be reported by consumer reporting agencies, limits the distribution and use of consumer reports, establishes consumer rights to access and dispute their own credit files, requires consumer reporting agencies to make available to consumers a free annual credit report and imposes many other requirements on consumer reporting agencies, data furnishers and users of consumer report information. Violation of FCRA can result in civil and criminal penalties. The law contains an attorney fee shifting provision to provide an incentive to consumers to bring individual or class action lawsuits against a consumer reporting agency for violations of FCRA. Regulatory enforcement of FCRA is under the purview of the FTC, the CFPB and state attorneys general, acting alone or in concert with one another.

•
State Fair Credit Reporting Acts: Many states have enacted laws with requirements similar to FCRA. Some of these state laws impose additional, or more stringent, requirements than FCRA. FCRA preempts some of these state laws but the scope of preemption continues to be defined by the courts.

•
The Dodd-Frank Act: A central purpose of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) is to protect consumers from abusive financial services practices, and for other purposes.” An important new regulatory body created by Title X of the Dodd-Frank Act is the CFPB. The CFPB, through rulemaking, confirmed that the Company is subject to the examination and supervision of the CFPB, and such examinations began in 2012. In addition to transferring authority under certain existing laws to the CFPB and providing it with examination and supervisory authority, the Dodd-Frank Act also prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial products and provides the CFPB with authority to enforce those provisions. The CFPB has stated that its UDAAP authority may allow it to find statutory violations even where a specific regulation does not prohibit the relevant conduct.

•
State unfair practices acts: Many state have enacted statutes that prohibit unfair and deceptive marketing acts and practices within the state. The Company and others in the industry may be subject to these acts with respect to the marketing of consumer credit information products.

•
GLBA: The GLBA regulates the receipt, use and disclosure of non-public personal information of consumers that is held by financial institutions, including us. Several of our datasets are subject to GLBA provisions, including limitations on the use or disclosure of the underlying data and rules relating to the technological, physical and administrative safeguarding of non-public personal information. Violation of the GLBA can result in civil and criminal liability. Regulatory enforcement of the GLBA is under the purview of the FTC, the federal prudential banking regulators, the SEC and state attorneys general, acting alone or in concert with each other.

•
DPPA: The DPPA requires all states to safeguard certain personal information included in licensed drivers’ motor vehicle records from improper use or disclosure. Protected information includes the driver’s name, address, phone number, Social Security Number, driver identification number, photograph, height, weight, gender, age, certain medical or disability information and, in some states, fingerprints, but does not include information on vehicular accidents, driving violations and driver’s status. The DPPA limits the use of this information sourced from State departments of motor vehicles to certain specified purposes, and does not apply if a driver has consented to the release of their data. The DPPA imposes criminal fines for non-compliance and grants individuals a private right of action, including actual and punitive damages and attorneys’ fees. The DPPA provides a federal baseline of protections for individuals, and is only partially preemptive, meaning that except in a few narrow circumstances, state legislatures may pass laws to supplement the protections made by the DPPA. Many States are more restrictive than the federal law.

•
Data security breach laws: Most states have adopted data security breach laws that require notice be given to affected consumers in the event of a breach of personal information, and in some cases the provision of additional benefits such as free credit monitoring to affected individuals. Some of these laws require additional data protection measures over and above the GLBA data safeguarding requirements. If data within our system is compromised by a breach, we may be subject to provisions of various state security breach laws.

•
Identity theft laws: In order to help reduce the incidence of identity theft, most states and the District of Columbia have passed laws that give consumers the right to place a security freeze on their credit reports to prevent others from opening new accounts or obtaining new credit in their name. Generally, these state laws require us to respond to requests for a freeze within a certain period of time, to send certain notices or confirmations to consumers in connection with a security freeze and to unfreeze files upon request within a specified time period.

•
FTC Act: The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices. We must comply with the FTC Act when we market our services, such as consumer credit monitoring services through our Consumer Interactive segment. The security measures we employ to safeguard the personal data of consumers could also be subject to the FTC Act, and failure to safeguard data adequately may subject us to regulatory scrutiny or enforcement action. There is no private right of action under the FTC Act.

•
 The Credit Repair Organizations Act (“CROA”): CROA regulates companies that claim to be able to assist consumers in improving their credit standing. Some courts have applied CROA to credit monitoring services offered by consumer reporting agencies and others. CROA allows for a private right of action and permits consumers to recover all money paid for alleged “credit repair” services in the event of violation. We, and others in our industry, have settled purported consumer class actions alleging violations of CROA without admitting or denying liability.

•
The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”): HIPAA and HITECH require companies to implement reasonable safeguards to prevent intentional or unintentional misuse or wrongful disclosure of protected health information. In connection with receiving data from and providing services to healthcare providers, we may handle data subject to HIPAA and HITECH requirements. We obtain protected health information from healthcare providers and payers of healthcare claims that are subject to the privacy, security and transactional requirements imposed by HIPAA. We are frequently required to secure HIPAA-compliant “business associate” agreements with the providers and payers who supply data to us. As a business associate, we are obligated to limit our use and disclosure of health-related data to certain statutorily permitted purposes, HIPAA regulations, as outlined in our business associate agreements, and to preserve the confidentiality, integrity and availability of this data. HIPAA and HITECH also require, in certain circumstances, the reporting of breaches of protected health information to affected individuals and to the United States Department of Health and Human Services. A violation of any of the terms of a business associate agreement or noncompliance with HIPAA or HITECH data privacy or security requirements could result in administrative enforcement action and/or imposition of statutory penalties by the United States Department of Health and Human Services or a state Attorney General. HIPAA and HITECH requirements supplement but do not preempt state laws regulating the use and disclosure of health-related information; state law remedies, which can include a private right of action, remain available to individuals affected by an impermissible use or disclosure of health-related data.

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
International Data and Privacy Protection
We are subject to data protection, privacy and consumer credit laws and regulations in the foreign countries where we conduct business. These laws and regulations include, but are not limited to, the following:

•
South Africa: National Credit Act of 2005 (the “NCA”) - The NCA and its implementing regulations govern credit bureaus and consumer credit information. The NCA sets standards for filing, retaining and reporting consumer credit information. The Act also defines consumers’ rights with respect to accessing their own information and addresses the process for disputing information in a credit file. The NCA is enforced by The National Credit Regulator who has authority to supervise and examine credit bureaus.

•
Canada: Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”) - The PIPEDA and substantially similar provincial laws govern how private sector organizations collect, use and disclose personal information in the course of commercial activities. The PIPEDA gives individuals the right to access and request correction of their personal information collected by such organizations. The PIPEDA requires compliance with the Canadian Standard Association Model Code for the Protection of Personal Information. Most Canadian provinces also have laws dealing with consumer reporting. These laws typically impose an obligation on credit reporting agencies to have reasonable processes in place to maintain the accuracy of the information, place limits on the disclosure of the information and give consumers the right to have access to, and challenge the accuracy of, the information.

•
India: Credit Information Companies Regulation Act of 2005 (“CICRA”) - The CICRA requires entities that collect and maintain personal credit information to ensure that it is complete, accurate and protected. Entities must adopt certain privacy principles in relation to collecting, processing, preserving, sharing and using credit information. In addition, India has privacy legislation that would allow individuals to sue for damages in the case of a data breach, if the entity negligently failed to implement “reasonable security practices and procedures” to protect personal data.

•
Hong Kong: Personal Data (Privacy) Ordinance (“PDPO”) and The Code of Practice on Consumer Credit Data (“COPCCD”) - The PDPO and the COPCCD regulate the operation of consumer credit reference agencies. They prescribe the methods and security controls under which credit providers and credit reference agencies may collect, access and manage credit data. In April 2011, the COPCCD was amended to permit credit providers to share limited positive mortgage payment data. In June 2012, the PDPO was amended to increase penalties and create criminal liabilities for repeat contravention of PDPO under which enforcement notices have been served.

We are also subject to various laws and regulations generally applicable to all businesses in the other countries where we operate.
Additional Information
Through our corporate website under the heading “Investors,” at http://www.transunion.com, you can access electronic copies of our governing documents free of charge, including our Board of Directors’ Corporate Governance Guidelines and the charters of the committees of our Board of Directors. In addition, through our website, you can access the documents we file with the U.S. Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after we file or furnish them. You also may request printed copies of our SEC filings or governance documents, free of charge, by writing to our corporate secretary at the address on the cover of this report. Information contained on our website is not incorporated herein by reference and should not be considered part of this report.

In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our corporate headquarters are located at 555 West Adams Street, Chicago, Illinois 60661, and our telephone number is (312) 985-2000.

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
As of December 31, 2015, the book value of our debt was approximately $2.2 billion consisting of outstanding borrowings under Trans Union LLC’s senior secured credit facility. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

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

In addition, the credit agreement governing Trans Union LLC’s senior secured credit facility contains restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.
Despite our current level of indebtedness, we may still be able to incur additional indebtedness. This could further the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement governing our debt limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional debt, the priority of that debt may impact the ability of existing debt holders to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us, subject to collateral arrangements. These restrictions will also not prevent us from incurring obligations that do not constitute indebtedness. In addition, the capacity under the Trans Union LLC senior secured credit facility may be increased by an additional $450.0 million so long as certain financial conditions are met, subject, in each case, to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control as discussed above. Our total principal repayments of debt made in 2015 and 2014 were $38.2 million and $25.6 million, respectively. Our total interest expense for 2015 and 2014 was $134.2 million and $190.0 million, respectively. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing Trans Union LLC’s senior secured credit facility restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the covenants of the credit agreement governing our senior secured credit facility, TransUnion Intermediate is restricted from making certain payments, including dividend payments to TransUnion.
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
Our largest customers, and therefore our business and revenues, depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenues are concentrated among certain customers and in distinct geographic regions, particularly in the United States. Our product offerings are also concentrated by varying degrees across different industries, particularly the financial services and insurance industries in the United States where we derived approximately 71.5% of our U.S. Information Services (“USIS”) segment revenues in 2015. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and revenue. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. For example, the banking and financial market downturn that began to affect our business in 2008 caused a greater focus on expense reduction by our customers and led to a decline in their account acquisition mailings, which resulted in reduced revenues from our marketing programs. In addition, financial institutions tightened lending standards and granted fewer mortgage loans, student loans, automobile loans and other consumer loans. As a result, we experienced a reduction in our credit report volumes. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.
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
We also provide our services to business partners who may combine them with their own or other branded services to be offered as a bundle to consumers, governmental agencies and businesses in support of fraud or credit protection, credit monitoring, identity authentication, insurance or credit underwriting, and collections. Some of these partners are the largest providers of credit information or identity protection services to the U.S. consumer market.
Market competition, business requirements, financial condition and consolidation through mergers or acquisitions, could adversely affect our ability to continue or expand our relationships with our customers and business partners. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of one or more of our major customers or business partners could adversely affect our business, financial condition and results of operations.
Data security and integrity are critically important to our business, and breaches of security, unauthorized access to or disclosure of confidential information, disruption, including distributed denial of service (“DDoS”) attacks or the perception that confidential information is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.
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
In the fourth quarter of 2014, we were subjected to a DDoS attack on the network connectivity that we use to service our consumer customers and deliver products in North America. A DDoS attack is an attempt to intentionally paralyze a computer network by flooding it with data sent simultaneously from many individual computers. The impact on our business was minimal and we did not experience any loss of data as a result of the attack. In March 2013, one or more individuals illegally accessed several celebrities’ individual consumer files by obtaining considerable amounts of non-public personal information about those celebrities from other sources unaffiliated with TransUnion. With that information, the perpetrators were able to successfully impersonate these celebrities in online connections and fraudulently obtained their credit reports, principally from AnnualCreditReport.com, the website maintained by TransUnion and the other nationwide consumer credit reporting agencies through which consumers may obtain their free credit report once every twelve months from each of the nationwide consumer credit reporting companies. As a result of this incident, we added additional controls that strengthened our authentication parameters.
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
Our businesses are subject to regulation under the Fair Credit Reporting Act (together with regulations thereunder, “FCRA”), the Gramm-Leach-Bliley Act (the “GLBA”), the Driver’s Privacy Protection Act (the “DPPA”), the Health Insurance Portability and Accountability Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Trade Commission Act (the “FTC Act”) and various other international, federal, state and local laws and regulations. See “Business-Legal and Regulatory Matters” for a description of select regulatory regimes to which we are subject. These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information available in the marketplace, are complex, change frequently and have tended to become more stringent over time. We already incur significant expenses in our attempt to ensure compliance with these laws. Currently, public concern is high with regard to the operation of credit reporting agencies in the United States, as well as the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information, department of motor vehicle data and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the use of this type of personal information. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Additional legislative or regulatory efforts in the United States, or action by Executive Order of the President of the United States, could further regulate credit reporting agencies and the collection, use, communication, access, accuracy, obsolescence, sharing, correction and security of this personal information. Similar initiatives are underway in various other countries in which we do business. In addition, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.
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

Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information, or that require us to provide services to consumers or a segment of consumers without charge, could adversely affect our business, financial condition or results of operations. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. Certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business. See “Business-Legal and Regulatory Matters.”
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
We are subject to banking regulations that may limit our business activities.
The Goldman Sachs Group, Inc. ("Goldman"), affiliates of which own approximately 39.7% of the voting and economic interest in our business, is regulated as a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act imposes regulations and requirements on Goldman and on any company that is deemed to be “controlled” by Goldman for purposes of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) promulgated thereunder. Due to the size of its voting and economic interest in us, we are deemed to be controlled by Goldman and, therefore, are considered to be a “subsidiary” of Goldman under the BHC Act. We will remain subject to this regulatory regime until Goldman is no longer deemed to control us for purposes of the BHC Act, which we do not have the ability to control and which will not occur until Goldman has significantly reduced its voting and economic interest in us.
As a subsidiary of Goldman under the BHC Act, we are restricted from engaging in activities that are not permissible for financial holding companies to engage in under the BHC Act, or the regulations promulgated thereunder. Permitted activities for a financial holding company or any of its controlled subsidiaries generally include activities that the Federal Reserve has previously determined to be financial in nature, closely related to banking, incidental to a financial activity, or complementary to a financial activity if the activity does not pose a safety and soundness risk, such as those that we provide. Restrictions placed on Goldman as a result of supervisory or enforcement actions under the BHC Act or otherwise may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. The Federal Reserve could exercise its power to restrict us from engaging in any activity that, in the Federal Reserve’s opinion, is unauthorized for us or constitutes an unsafe or unsound business practice. To the extent that the Federal Reserve’s regulations impose limitations on our business, we may be at a competitive disadvantage to those of our competitors that are not subject to such regulations. Additionally, any failure of Goldman to maintain its status as a financial holding company could result in further limitations on our activities and our growth.
As a deemed subsidiary of Goldman under the BHC Act, we are subject to examination by the Federal Reserve and required to provide information and reports for use by the Federal Reserve under the BHC Act. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. In addition, as a subsidiary of Goldman under the BHC Act, we are considered a “banking entity” and subject to the restrictions of Section 13 of the BHC Act, otherwise known as the “Volcker Rule”. As such, we are restricted (subject to certain exemptions and exclusions) from engaging in proprietary trading and from acquiring or retaining any ownership interest in, or sponsoring, a covered fund (which includes most private equity funds and hedge funds), subject to satisfying certain conditions, and, in certain circumstances, from engaging in credit related and other transactions with such funds.
We have agreed to certain covenants in the Amended and Restated Major Stockholders’ Agreement (as later defined) for the benefit of Goldman that are intended to facilitate its compliance with the BHC Act, but that may impose certain obligations on us. In particular, Goldman has rights to conduct audits on us, and access certain information of ours, and has certain rights to review the policies and procedures that we implement to comply with the laws and regulations that relate to our activities. In addition, we are obligated to provide Goldman with notice of certain events and business activities and cooperate with Goldman to mitigate potential adverse consequences resulting therefrom, as well as seek consent from them prior to expanding the nature of our activities.
Regulatory oversight of our contractual relationships with certain of our customers may adversely affect our business.
In October 2013, the Office of the Comptroller of the Currency (the “OCC”) issued updated guidance to national banks and federal savings associations on assessing and managing risks associated with third-party relationships, which include all business arrangements between a bank and another entity, by contract or otherwise. The guidance requires banks to exercise comprehensive oversight throughout each phase of a bank’s business arrangement with third-party service providers, and instructs banks to adopt risk management processes commensurate with the level of risk and complexity of its third-party relationships. The OCC expects especially rigorous oversight of third-party relationships that involve certain “critical activities.” In light of this guidance, our existing or potential financial services customers subject to OCC regulation may continue to revise their third-party risk management policies and processes and the terms on which they do business with us, which may adversely affect our relationship with such customers.
The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.
Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the CFPB and the United States Federal Trade Commission (“FTC”)) or state (e.g., state attorneys general) authorities or by consumers. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal credit reporting, medical privacy and financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our customers might face similar proceedings, actions or inquiries, which could affect their business and, in turn, our ability to do business with those customers. While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us.
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
See “Business-Legal Proceedings” for further information regarding other material pending litigation or investigations.
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

For example, in 2015 and 2014, the revenues from our International segment were negatively impacted by 14.1% and 6.9%, respectively, primarily as a result of the weakening South African rand and the Canadian dollar. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Twelve Months Ended December 31, 2015, 2014 and 2013-Revenue-International Segment.” As we continue to expand our business, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could adversely affect our business, financial condition and results of operations.
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
If we experience changes in tax laws or adverse outcomes resulting from examination of our tax returns, it could adversely affect our results of operations.
We are subject to federal, state and local income and other taxes in the United States and in foreign jurisdictions. From time to time the United States federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. State and local tax authorities have strengthened their efforts to increase revenues through changes in tax law, including laws regarding nexus and apportionment for sales and income taxes.
Consequently, significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws. In addition, we are subject to the examination of our income tax returns and other tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes and reserves for other taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition and results of operations.
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
Our success depends on our ability to attract and retain experienced management, sales, research and development, analytics, marketing and technical support personnel. If any of our key personnel were unable or unwilling to continue in their present positions, it may be difficult to replace them and our business could be seriously harmed. If we are unable to find qualified successors to fill key positions as needed, our business could be seriously harmed. The complexity of our services requires trained customer service and technical support personnel. We may not be able to hire and retain such qualified personnel at compensation levels consistent with our compensation structure. Some of our competitors may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expense replacing employees and our ability to provide quality services could diminish, resulting in a material adverse effect on our business. See “Management” for additional information.
Anti-takeover provisions in our organizational documents might discourage, delay or prevent acquisition attempts for us that you might consider favorable.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:

•	a classified Board of Directors with staggered three-year terms;

•	the ability of our Board of Directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if the Sponsors and their affiliates beneficially own, in the aggregate, less than 50% in voting power of the stock of the Company entitled to vote generally in the election of directors; and

•
that certain provisions may be amended only by the affirmative vote of at least 66 2⁄3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if the Sponsors and their affiliates beneficially own, in the aggregate, less than 50% in voting power of the stock of the Company entitled to vote generally in the election of directors.

 These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
We do not expect to pay any cash dividends for the foreseeable future.
The continued operation along with the service of our debt will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing our indebtedness, and we expect these restrictions to continue in the future.
Maintaining our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members, and any failure to maintain financial controls could result in our financial statements becoming unreliable.
As a newly public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company governance and reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002 and related rules implemented by the Securities and Exchange Commission (“SEC”) and costs in connection with continued listing on the NYSE. The expenses incurred by public companies for reporting and corporate governance purposes have been generally increasing.
Our efforts to comply with these rules and regulations have significantly increased our legal and financial reporting costs, including costs associated with the hiring of additional personnel. In addition, these laws and regulations could also make it more difficult and costly for us to obtain or renew certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to the delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
Pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations, our management is required to report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our annual report for the fiscal year ended December 31, 2016. We will continue to test our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement. Any failure to maintain the adequacy of internal control over financial reporting, or any consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.

 We are a “controlled company” within the meaning of the NYSE rules and the rules of the SEC. As a result, we will qualify for, and intend to rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
Affiliates of the Sponsors (as defined herein, see “Directors, Executive Officers and Corporate Governance - Controlled Company Exemption”) control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of “independent directors” as defined under the rules of the NYSE;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.
 We are currently utilizing these exemptions. As a result, we do not have a majority of independent directors, our nominating/corporate governance committee and compensation committee do not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
In addition, on June 20, 2012, the SEC adopted Rule 10C-1 (“Rule 10C-1”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to implement provisions of the Dodd-Frank Act pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The NYSE has since adopted amendments to its existing listing standards to comply with provisions of Rule 10C-1, and on January 11, 2013, the SEC approved such amendments. The amended listing standards require, among other things, that:

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

•	compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisers; and

•
compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisers, certain independence factors, including factors that examine the relationship between the consultant or adviser’s employer and us.

 As a “controlled company,” we are not subject to these compensation committee independence requirements.
 Affiliates of our Sponsors own the majority of the equity interests in us and may have conflicts of interest with us or the holders of our common stock.
Investment funds affiliated with our Sponsors currently control our company interests and have the ability to elect a majority of the seats on our board of directors. The Amended and Restated Major Stockholders’ Agreement (as defined herein, see “Directors, Executive Officers and Corporate Governance - Controlled Company Exemption”) provides, subject to certain requirements, that the Sponsors will collectively have the ability to designate for election four directors to our board of directors. As a result, affiliates of our Sponsors may have substantial control over whether we enter into any transaction that requires the approval of the board of directors regardless of whether our management believe that any such transaction is in our best interests. For example, affiliates of our Sponsors could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with our Sponsors continue to own a significant amount of our equity interests or otherwise have the ability to designate for election a certain number of directors to our board of directors, the Sponsors may continue to be able to effectively control our decisions. In addition, the Sponsors have no obligation to provide us with any additional debt or equity financing.
The Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. The Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Holders of our common stock should consider that the interests of the Sponsors may differ from their interests in material respects. See “Certain Relationships and Related Party Transactions, and Director Independence - Amended and Restated Major Stockholders’ Agreement.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Properties
Our corporate headquarters and main data center are located in Chicago, Illinois, in an office building that we own. We also own a data center building in Hamilton, Ontario, Canada. As of December 31, 2015, we lease space in approximately 80 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion.

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
On a regular basis, we accrue reserves for litigation and regulatory matters based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 18, “Contingencies,” for additional information about these reserves. However, for certain of the matters described below, we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. However, for these matters we do not believe based on currently available information that the outcomes will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period.
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
Without admitting any wrongdoing, we have agreed to a settlement of this matter. In August 2008, the Court approved an agreement whereby we and the other industry defendants voluntarily changed certain operational practices. These changes require us to update certain delinquent records when we learn, through the collection of public records, that the consumer has received an order of discharge in a bankruptcy proceeding. These business practice changes did not have a material adverse impact on our operations or those of our customers.
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
In Ramirez v. Trans Union LLC, (No. 3:12-cv-00632-JSC, United States District Court for the Northern District of California) that was filed in 2012, the plaintiff has alleged that: the OFAC Alert service does not comply with the Cortez ruling; we have willfully violated the Fair Credit Reporting Act ("FCRA") and the corresponding California state-FCRA based on the Cortez ruling by continuing to offer the OFAC Alert service; and there are one or more classes of individuals who should be entitled to statutory damages (i.e., $100 to $5,000 per person) based on the allegedly willful violations. In addition to the Ramirez action, the same lawyers representing Ramirez (who also represented the plaintiff in Cortez) filed two additional alleged class actions in 2012 (Miller v. Trans Union, LLC, No. 12-1715-WJN, United States District Court for the Middle District of Pennsylvania; and Larson v. Trans Union, LLC, No. 12-5726-JSC, United States District Court for the Northern District of California) and one in 2014 (Amit Patel, et al. v. TransUnion LLC, TransUnion Rental Screening Solutions, Inc. and TransUnion Background Data Solutions, No. 14-cv-0522-LB, United States District Court for the Northern District of California) claiming that our process for disclosing OFAC information to consumers, or how we match OFAC information to a consumer's name or other identifying information, violates the FCRA and, in some instances, the corresponding California state-FCRA. In addition to the OFAC allegations, the plaintiff in the Patel action seeks to collapse all TransUnion FCRA regulated entities into a single entity. In July 2014, the Court in Ramirez certified a class of approximately 8,000 individuals solely for purposes of statutory damages if TransUnion is ultimately found to have willfully violated the FCRA, and a sub-class of California residents solely for purposes of injunctive relief under the California Consumer Credit Reporting Agencies Act. While the Court noted that the plaintiff is not seeking any actual monetary damage, the class certification order was predicated on a disputed question of Ninth Circuit law (currently there is a conflict between the federal circuits) that is awaiting action by the United States Supreme Court. Our motions to stay the Ramirez, Miller and Larson proceedings have been granted and the proceedings stayed pending action by the U.S. Supreme Court in Spokeo v. Robins. In June 2015, the Court in Patel certified a national class of approximately 11,000 individuals claiming TransUnion willfully violated the FCRA by failing to maintain and follow reasonable procedures to ensure the maximum possible accuracy of their information, and a national subclass of approximately 3,000 individuals claiming TransUnion willfully violated the FCRA by failing to provide consumers with all information in their files. In September 2015, our motion to stay the Patel proceedings was granted and the proceedings stayed pending action by the U.S. Supreme Court in Spokeo v. Robins. We intend to continue to defend these matters vigorously as we believe we have acted in a lawful manner.
AG Investigations
In 2012, the Columbus Dispatch, a daily newspaper in Columbus, Ohio, published a series of four articles allegedly exposing improper or questionable practices by the three nationwide credit reporting agencies (the “NCRAs”), including us. As a result of these articles, the Attorney General of the State of Ohio initiated a multi-state Attorneys General investigation into certain practices of the nationwide consumer reporting agencies, which was commenced in late 2012. In connection with this effort, the Attorneys General for the State of New York and the State of Mississippi commenced separate investigations into the same matters being reviewed by the multi-state attorney general investigation. Beginning in late 2013, TransUnion and the other nationwide consumer reporting agencies engaged in active discussions with the multi-state group and with the New York Attorney General with respect to industry-wide initiatives addressing the concerns of the various attorneys general.
In March 2015, the NCRAs, announced a National Consumer Assistance Plan that will enhance the NCRAs’ ability to collect complete and accurate consumer information and will provide consumers more transparency and a better experience interacting with credit bureaus about their credit reports. The plan was announced after cooperative discussions and an agreement with New York Attorney General Eric Schneiderman, and focuses on enhancements in two primary areas: consumer interaction with the NCRAs and data accuracy and quality. In May 2015, the NCRAs, announced that the attorneys general of 31 states had agreed to join in the National Consumer Assistance Plan launched in March 2015. With the exception of the financial payments the NCRAs made to the attorneys general to cover the costs of their investigations, consumer education and other purposes, the settlement of the multi-state matter essentially adopted the National Consumer Assistance Plan as announced with the New York Attorney General in March 2015.
In April 2015, the Attorney General for the State of Mississippi filed an action in the Chancery Court of Jackson County, Mississippi with respect to the certain of the matters reviewed in its investigation. The complaint in State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. TransUnion Corp., Trans Union LLC and TransUnion Interactive, Inc. (No. 2015-0716-MLF) alleges that certain marketing practices with respect to credit monitoring services sold to Mississippi residents, and certain procedures used to ensure the accuracy of the information in the credit reports of Mississippi residents, constitute unfair and deceptive practices in violation of Mississippi law. We do not believe we have violated any law and intend to vigorously defend this matter.
CFPB Investigation
In September 2015, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (“CFPB”). The CID is focused on common industry practices and is part of the CFPB’s investigation to determine whether consumer reporting agencies or other persons have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products, or similar products or services. We are cooperating with the CFPB with respect to this matter and we believe we have followed all published authority with respect to our practices. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on The New York Stock Exchange under the symbol “TRU” since June 25, 2015. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on The New York Stock Exchange.

Period	Low	High
Second Quarter (from June 25, 2015)	$23.42	$25.89
Third Quarter 2015	$23.30	$27.02
Fourth Quarter 2015	$23.12	$28.08
Holders of Record
As of January 31, 2016, we had 78 stockholders of record. We have a greater number of beneficial owners of our stock who own their shares through brokerage firms and other nominees.
Dividends
We do not intend to pay cash dividends on our common stock in the foreseeable future. We may, in the future, decide to pay dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. Additionally, our ability to pay dividends is limited by restrictions on the ability of our operating subsidiaries to make distributions, including restrictions under the terms of the agreements governing our debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Debt” and Part II, Item 8, “Financial statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 10, “Debt,” for a description of the restrictions on our ability to pay dividends. We did not declare or pay dividends to the holders of our common stock in the twelve months ended December 31, 2015 and December 31, 2014.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 14, “Stock-Based Compensation,” of our consolidated audited financial statements and Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	$—
November 1 to November 30	—	—	—	$—
December 1 to December 31	11,936	27.78	—	$—
Total	11,936	—	—	$—

Represents shares that were repurchased from employees for withholding taxes on options exercised and restricted stock vesting pursuant to the terms of the Company's equity compensation plans.
Use of Proceeds
On June 24, 2015, our registration statement on Form S-1 (File No. 333-203110) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 33,977,273 shares of our common stock including shares sold to the underwriters pursuant to their over-allotment option, at a price to the public of $22.50 per share. The underwriters in the offering were Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner, & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Wells Fargo Securities LLC, Credit Suisse Securities (USA) LLC, Evercore Group L.L.C., Steifel Nicholas & Company Incorporated, Drexel Hamilton, LLC and Loop Capital Markets LLC.
After deducting underwriting discounts and commissions and offering related expenses, our net proceeds from the IPO were approximately $714.7 million. In connection with the offering, we paid underwriting discounts and commissions of approximately $44.0 million and paid approximately $5.8 million in offering expenses. No payments were made by us to our directors, officers or any of their associates, persons owning 10% or more of our Common Shares, or their associates, or our affiliates, except for approximately $8.8 million that was paid in the aggregate in underwriting discounts and commissions to Goldman, Sachs & Co., affiliates of which own approximately 39.7% of our outstanding common stock. Messrs. Klemann and Rajpal, each of whom is a member of our Board of Directors, are both Managing Directors at Goldman, Sachs & Co. We believe that the services performed by Goldman, Sachs & Co. in connection with the above offering were provided on terms no more or less favorable than those with unrelated parties.
We used the net proceeds from our IPO, along with borrowings from our senior secured revolving credit facility, to redeem all of our outstanding 9.625% and 8.125% Senior Notes, including a prepayment premium, accrued interest and certain transaction costs.
Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of TransUnion under the Securities Act or the Exchange Act.

The following graph shows a comparison of cumulative total return for the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financials Index from June 25, 2015, the date the Company’s common stock commenced trading on the NYSE, through December 31, 2015. The graph assumes that $100 was invested at market close on June 25, 2015, in each of the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financial Index. The cumulative total returns for the Russell 3000 and the Dow Jones U.S. Financial Index assume reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data for the periods ended and as of the dates indicated below.
We have derived the selected historical consolidated financial data as of December 31, 2015 and 2014, and for each of the twelve months ended December 31, 2015, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this report. We have derived the selected historical consolidated financial data as of December 31, 2013 and 2012 and for the period of our inception, February 15, 2012, through December 31, 2012, from our audited consolidated financial statements, which are not included in this report. We have derived the selected historical consolidated financial data as of December 31, 2011, and for the four months ended April 30, 2012, and the twelve months ended December 31, 2011, from our Predecessor’s audited historical consolidated financial statements, which are not included in this report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the following financial data together with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes appearing elsewhere in this report, and our predecessors audited consolidated financial statements and related notes included in our annual reports on Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

		TransUnion			TransUnion Intermediate Predecessor
(dollars in millions)	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	From Inception Through December 31, 2012	Four Months Ended April 30, 2012	Twelve Months Ended December 31, 2011
Income Statement Data:
Revenue	$1,506.8	$1,304.7	$1,183.2	$767.0	$373.0	$1,024.0
Operating expense:
Cost of services	531.6	500.2	473.9	298.2	172.0	421.5
Selling, general and administrative	499.7	434.9	353.3	212.6	172.0	264.5
Depreciation and amortization	278.4	241.2	186.8	115.0	29.2	85.3
Total operating expense	1,309.7	1,176.3	1,014.0	625.8	373.2	771.3
Operating income (loss)	197.1	128.4	169.2	141.2	(0.2)	252.7
Non-operating income and expense	(170.5)	(130.2)	(195.1)	(138.5)	(63.7)	(185.6)
Income (loss) from continuing operations before income taxes	26.6	(1.8)	(25.9)	2.7	(63.9)	67.1
(Provision) benefit for income taxes	(11.3)	(2.6)	(2.3)	(6.6)	11.5	(17.8)
Income (loss) from continuing operations	15.3	(4.4)	(28.2)	(3.9)	(52.4)	49.3
Discontinued operations, net of tax	—	—	—	—	—	(0.5)
Net income (loss)	15.3	(4.4)	(28.2)	(3.9)	(52.4)	48.8
Less: net income attributable to noncontrolling interests	(9.4)	(8.1)	(6.9)	(4.9)	(2.5)	(8.0)
Net income (loss) attributable to the Company	$5.9	$(12.5)	$(35.1)	$(8.8)	$(54.9)	$40.8

Net earnings (loss) per share:
Basic	$0.04	$(0.09)	$(0.24)	$(0.06)	$(1.84)	$1.37
Diluted	$0.04	$(0.09)	$(0.24)	$(0.06)	$(1.84)	$1.36

Weighted average shares outstanding:
Basic	165.3	147.3	146.4	146.2	29.8	29.8
Diluted	166.8	147.3	146.4	146.2	29.8	29.9

Dividends per share:
Basic	$—	$—	$—	$2.56	$—	$—
Diluted	$—	$—	$—	$2.56	$—	$—

		TransUnion			TransUnion Intermediate Predecessor
(dollars in millions)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Balance sheet data:
Total assets(1)	$4,446.7	$4,665.8	$4,492.3	$4,378.8	$1,005.8
Total debt(1)	$2,208.5	$2,939.9	$2,866.9	$2,680.9	$1,601.2
Total stockholders’ equity(1)	$1,367.0	$747.7	$714.5	$796.1	$(824.4)

(1)
The increase in total assets, total debt and stockholders’ equity at December 31, 2012, compared with December 31, 2011, reflects the impact of the 2012 Change in Control Transaction, including fair value adjustments to assets and liabilities and the additional debt incurred to partially fund the transaction, as well as additional debt incurred to fund a dividend to our shareholders in November 2012. The change in total debt and total stockholders' equity at December 31, 2015, reflects the impact of our initial public offering and the use of those proceeds to retire our public debt.

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
References in this discussion and analysis to the “Company,” “we,” “us,” and “our” refer to TransUnion and its direct and indirect subsidiaries, including TransUnion Intermediate.
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

•
USIS provides consumer reports, risk scores, analytical and decisioning services to businesses. These businesses use our services to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery platforms in our USIS segment allow us to serve a broad set of customers and business issues. We offer our services to customers in financial services, insurance, healthcare and other industries.

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

•
Consumer Interactive offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution and financial management. Our products are provided through user friendly online and mobile interfaces and supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. Since the beginning of 2014, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans, a decrease in unemployment, an increase in consumer confidence and an increase in demand for our marketing services. In our Consumer Interactive segment, we continue to see increased demand for our credit and identity theft solutions. These factors helped drive improved financial results in all of our segments in 2015 and 2014. The economic and market improvements were tempered by continuing concern about economic conditions that has limited consumer spending and has put pressure on growth in our businesses. Also, during the first quarter of 2014, North America had several weeks of extreme cold-weather conditions which negatively impacted revenue for that period. In addition, the continued strengthening of the U.S. dollar has diminished the operating results reported by our International operations during 2015 and 2014.
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
Recent Developments
In June 2015, in anticipation of our initial public offering ("IPO"), our board of directors authorized and we effected a 1.333 to 1 stock split of our common stock. All periods presented in this report reflect the split.
In June 2015, we entered into amendments to refinance the senior secured credit facility with a new $1,881.0 million term loan ("Senior Secured Term Loan B"). Among other things, the amendments lowered the interest rate floor and modified the step-down interest rate margin based on achieving certain total leverage ratios and senior secured net leverage ratios. The amendments also included a new $350.0 million five-year senior secured term loan ("Senior Secured Term Loan A") and refinanced the existing revolving line of credit and replaced it with a five-year $210.0 million revolving line of credit.
On June 30, 2015, we completed our initial public offering of 33,977,273 shares, including 4,431,818 shares pursuant to the underwriters' option to purchase additional shares, at a public offering price of $22.50 per share. Proceeds from the IPO, net of underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $714.7 million. On July 15, 2015, we used the net proceeds, along with the $350.0 million borrowings from the Senior Secured Term Loan A, to redeem all of the outstanding 9.625% and 8.125% Senior Notes. Collectively the refinance and redemptions resulted in $37.6 million of expense recorded in other income and expense in the consolidated statements of income in 2015, including a prepayment premium, accrued interest, the write-off of unamortized deferred debt fees and discounts, and certain transaction costs.

On December 18, 2015, we entered into interest rate cap agreements that will effectively cap our LIBOR exposure on a portion of our existing senior secured term loans at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The initial aggregate notional amount under these agreements is $1,526.4 million and is scheduled to decrease each quarter beginning September 30, 2016, until the agreement terminates on June 30, 2020. Beginning July 2016, we will pay the various counter-parties a fixed rate of interest on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%. We will record the net payments paid or received as interest expense. The change in fair value of the caps is recorded in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the caps are effective, and in other income and expense in the consolidated statements of income to the extent the caps are ineffective.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint and to enter new markets. During the past three years we completed the following acquisitions:

•
On December 9, 2015, we acquired 100% of the voting share capital in Trustev Limited ("Trustev"). Trustev is a registered company in the Republic of Ireland that provides digital verification technology to multiple industries. The results of operations of Trustev, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
During 2015, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”) from 55% to 66.1%, with a 5% additional purchase on September 24, 2015 and a 6.1% additional purchase on November 5, 2015.

•
On October 21, 2015, we acquired the remaining 49% equity interest in Databusiness S.A., our Chile subsidiary. We no longer record net income attributable to the noncontrolling interests in our consolidated statements of income or redeemable noncontrolling interests on our consolidated balance sheets from the date we acquired the remaining interest.

•
During January 2015, we acquired the remaining equity interests in our two Brazilian subsidiaries, Data Solutions Serviços de Informática Ltda. (“ZipCode”) and Crivo Sistemas em Informática S.A. (“Crivo”). We no longer record net income attributable to the noncontrolling interests in our consolidated statements of income or redeemable noncontrolling interests in our consolidated balance sheets from the date we acquired the remaining interests.

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

•
Effective January 1, 2014, we acquired the remaining 30% equity interest in our Guatemala subsidiary, Trans Union Guatemala, S.A. (TransUnion Guatemala) from the minority shareholders. We no longer record net income attributable to the noncontrolling interests in our consolidated statements of income or redeemable noncontrolling interests in our consolidated balance sheets from the date we acquired the remaining interests.

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
Results of Operations—Twelve Months Ended December 31, 2015, 2014 and 2013
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. In order to more closely align the definition of Adjusted EBITDA to the definition we use as a supplemental measure of our operating performance as well as a compensation measure under our incentive plan, we have included additional adjustments to our previously defined Adjusted EBITDA. Such additional adjustments consist of expenses for mergers and acquisitions integration, business optimization, our technology transformation project, operating expense tax matters, consulting study fees related to our strategic initiatives and other expenses. All periods have been presented in the table below under our new definition of Adjusted EBITDA. For the twelve months ended December 31, 2015, 2014 and 2013, these key indicators were as follows:

				Change
	Twelve months ended December 31,			2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$	%	$	%

Revenue	$1,506.8	$1,304.7	$1,183.2	$202.1	15.5%	$121.5	10.3%

Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$5.9	$(12.5)	$(35.1)	$18.4	(147.2)%	$22.6	(64.4)%
Net interest expense	130.4	186.7	195.9	(56.3)	(30.2)%	(9.2)	(4.7)%
Provision for income taxes	11.3	2.6	2.3	8.7	334.6%	0.3	13.0%
Depreciation and amortization	278.4	241.2	186.8	37.2	15.4%	54.4	29.1%
EBITDA	426.0	418.0	349.9	8.0	1.9%	68.1	19.5%
Adjustments to EBITDA:
Stock-based compensation(2)	22.3	10.6	6.3	11.7	110.4%	4.3	68.3%
Mergers and acquisitions, divestitures and business optimization(3)	8.0	19.7	33.6	(11.7)	(59.4)%	(13.9)	(41.4)%
Technology transformation(4)	26.9	18.7	4.5	8.2	43.9%	14.2	315.6%
Other(5)	43.5	(12.7)	14.2	56.2	nm	(26.9)	(189.4)%
Total adjustments to EBITDA	100.7	36.3	58.6	64.4	177.4%	(22.3)	(38.1)%
Adjusted EBITDA	$526.7	$454.3	$408.5	$72.4	15.9%	$45.8	11.2%

Other Metrics
Cash provided by operating activity	$309.1	$154.3	$143.4	$154.8	100.3%	$10.9	7.6%
Capital expenditures	$(132.2)	$(155.2)	$(81.7)	$23.0	(14.8)%	$(73.5)	90.0%
nm: not meaningful

1.
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility and the indentures governing our senior notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to the Company. The table above provides a reconciliation from our net income (loss) attributable to the Company to Adjusted EBITDA for the twelve months ended December 31, 2015, 2014 and 2013.

2.	Consisted of stock-based compensation and cash-settled stock-based compensation.

3.
For the twelve months ended December 31, 2015, consisted of the following adjustments to operating income: a $(0.1) million reduction in contingent consideration expense from previous acquisitions, $2.1 million of business optimization expenses, and a $0.3 million loss on divestiture of a business operation. For the twelve months ended December 31, 2015, consisted of the following adjustments to non-operating income and expense: $5.8 million of acquisition expenses and $(0.1) million of miscellaneous.

For the twelve months ended December 31, 2014, consisted of the following adjustments to operating income: $17.2 million of merger and acquisition integration expenses; $15.8 million of business optimization expenses; a $1.5 million adjustment for contingent consideration expense from previous acquisitions; and $1.2 million of miscellaneous. For the twelve months ended December 31, 2014, consisted of the following adjustments to non-operating income and expense: $(22.2) million of remeasurement gains of our previously held equity interests upon purchase and consolidation of CIBIL and L2C, Inc.; a $4.1 million impairment charge for a cost-method investment that sold its assets and liquidated; $2.9 million of acquisition expenses; and $(0.8) million of miscellaneous.
For the twelve months ended December 31, 2013, consisted of the following adjustments to operating income: $3.0 million of merger and acquisition integration expenses; $21.1 million of business optimization expenses; and $0.9 million of miscellaneous. For the twelve months ended December 31, 2013, consisted of the following adjustments to non-operating income and expenses: $10.5 million of acquisition expenses; $(2.5) million of gains on cost and equity method investments that were disposed of and $0.6 million of miscellaneous.

4.	Represented costs associated with a project to transform our technology infrastructure.

5.
For the twelve months ended December 31, 2015, consisted of the following adjustments to operating income: $(0.5) million of miscellaneous. For the twelve months ended December 31, 2015, consisted of the following adjustments to non-operating income and expense: $37.6 million of debt refinancing expenses; $3.6 million of currency remeasurement of our foreign operations; $0.7 million of losses related to mark-to-market ineffectiveness of our interest rate hedge; $1.4 million of loan fees; and $0.7 million of miscellaneous.

For the twelve months ended December 31, 2014, consisted of the following adjustments to operating income: $8.1 million charge for certain legal and regulatory matters; $3.9 million of expenses for sales and use tax matters; $3.5 million of other miscellaneous items. For the twelve months ended December 31, 2014, consisted of the following adjustments to non-operating income and expense: a $(33.1) million gain on prepayment of debt, net of prepayment premium and expenses; $1.1 million of currency remeasurement losses of our foreign operations; $0.3 million of mark-to-market losses related to ineffectiveness of our interest rate hedge; $1.9 million of loan fees; and $1.6 million of miscellaneous.
For the twelve months ended December 31, 2013, consisted of the following adjustments to operating income: $5.2 million charge for certain legal and regulatory matters; and $2.9 million of expenses for sales and use tax matters. For the twelve months ended December 31, 2013, consisted of the following adjustments to non-operating income and expenses: $2.5 million of debt refinancing expenses; $0.8 million of currency remeasurement of our foreign operations; $1.4 million of loan fees; and $1.4 million of miscellaneous.
Revenue
For 2015, revenue increased $202.1 million compared with 2014, due to strong organic growth in all of our segments and revenue from our 2015 and 2014 acquisitions in our USIS and International segments, partially offset by the impact of weakening foreign currencies on the 2015 revenue of our international segment. Acquisitions accounted for an increase in revenue of 1.8%. The impact of weakening foreign currencies accounted for a decrease in revenue of 2.8%. For 2014, revenue increased $121.5 million compared with 2013 due to revenue from our 2014 and 2013 acquisitions in our USIS and International segments and organic growth in all of our segments, partially offset by the impact of weakening foreign currencies on the 2014 revenue of our International segment. Acquisitions accounted for an increase in revenue of 6.4%. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.4%. Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

				Change
	Twelve months ended December 31,			2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$	%	$	%
USIS:
Online Data Services	$628.4	$554.8	$514.2	$73.6	13.3%	$40.6	7.9%
Marketing Services	150.3	134.5	126.0	15.8	11.7%	8.5	6.7%
Decision Services	173.2	138.5	108.7	34.7	25.1%	29.8	27.4%
Total USIS	951.9	827.8	748.9	124.1	15.0%	78.9	10.5%

International:
Developed Markets	95.2	92.6	89.2	2.6	2.9%	3.4	3.7%
Emerging Markets	174.4	165.1	151.8	9.3	5.6%	13.3	8.8%
Total International	269.6	257.7	241.0	11.9	4.6%	16.7	6.9%

Consumer Interactive	301.0	230.6	203.7	70.4	30.5%	26.9	13.2%

Total revenue, gross	$1,522.5	$1,316.1	$1,193.6	$206.4	15.7%	$122.5	10.3%

Intersegment revenue eliminations:
USIS Online	$(12.5)	$(9.2)	$(8.3)	$(3.3)	35.9%	$(0.9)	10.3%
International Developed Markets	(2.6)	(1.7)	(1.4)	(0.9)	52.6%	(0.3)	16.3%
International Emerging Markets	(0.6)	(0.5)	(0.7)	(0.1)	8.8%	0.2	(30.8)%
Interactive	—	—	—	—	—%	—	—%
Total intersegment revenue eliminations	(15.7)	(11.4)	(10.4)	(4.3)	37.3%	(1.0)	8.4%
Total revenue as reported	$1,506.8	$1,304.7	$1,183.2	$202.1	15.5%	$121.5	10.3%
USIS Segment
For 2015, USIS revenue increased $124.1 million compared with 2014, with increases in all platforms due to improved market conditions and a 1.7% increase in revenue from our acquisitions of DHI and L2C in 2014 and Trustev in 2015. For 2014, USIS revenue increased $78.9 million compared with 2013, with increases in all of the platforms due to improved market conditions and a 7.6% increase in revenue from our acquisitions of eScan and TLO in 2013 and L2C and DHI in 2014.
Online Data Services. For 2015, online data services revenue increased $73.6 million due primarily to an 8.7% increase in online credit report unit volume. Also, a change in the mix of products sold resulted in an increase in average pricing for online credit reports. For 2014, online data services revenue increased $40.6 million compared with 2013, due primarily to revenue from our acquisition of TLO and a 3.2% increase in online credit report unit volume primarily in the first six months of 2014, due to higher mortgage interest rates and the resulting decline in refinancings. A change in the mix of products sold resulted in a slight decrease in average pricing for online credit reports in 2014.

Marketing Services. For 2015, marketing services revenue increased $15.8 million compared with 2014, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and revenue from our recent acquisitions. For 2014, marketing services revenue increased $8.5 million compared with 2013, due to a decrease in demand for custom datasets and archive information primarily in the insurance and financial services markets.
Decision Services. For 2015, decision services revenue increased $34.7 million compared with 2014, due primarily to increases in the healthcare and insurance markets and revenue from our acquisition of DHI. For 2014, decision services revenue increased $29.8 million compared with 2013, due primarily to revenue from our acquisition of eScan.
International Segment
For 2015, International revenue increased $11.9 million, or 4.6%, compared with 2014. Higher local currency revenue from increased volumes in all regions and the inclusion of revenue from our acquisition of CIBIL was partially offset by a 14.1% decrease in revenue from the impact of weakening foreign currencies. Incremental revenue from our consolidation of CIBIL accounted for a 3.7% increase in revenue in 2015. For 2014, International revenue increased $16.7 million, or 6.9%, compared with 2013. The increase was due to higher local currency revenue from increased volumes in all regions and revenue from our acquisitions of CIBIL and ZipCode, partially offset by a 6.9% decrease in revenue from the impact of weakening foreign currencies. Incremental revenue from our acquisition of CIBIL and ZipCode accounted for an 8.2% increase in International revenue in 2014.
Developed Markets. For 2015, developed markets revenue increased $2.6 million, or 2.9%, compared with 2014, due to higher local currency revenue in both regions partially offset by a 10.6% decrease in revenue from the impact of a weakening Canadian dollar. For 2014, developed markets revenue increased $3.4 million, or 3.7%, due to higher volumes in both regions, partially offset by a decrease of 4.7% primarily from the impact of the weakening Canadian dollar.
Emerging Markets. For 2015, emerging markets revenue increased $9.3 million, or 5.6%, compared with 2014. Higher local currency revenue in all regions and incremental revenue from our consolidation of CIBIL was partially offset by a 16.0% decrease in revenue from the impact of weakening foreign currencies, primarily the South African rand and Brazilian real. For 2014, emerging markets revenue increased $13.3 million, or 8.8% compared with 2013, due to higher volumes in all regions and the inclusion of revenue from our CIBIL and ZipCode acquisitions, partially offset by a decrease of 8.1% from the impact of weakening foreign currencies, primarily the South African rand. Incremental revenue from our acquisitions of CIBIL and ZipCode accounted for an increase in revenue of 12.8%.
Consumer Interactive Segment
For 2015 and 2014, Consumer Interactive revenue increased $70.4 million and $26.9 million, respectively, compared with each prior period. These increases were due primarily to an increase in revenue in our indirect channel, and an increase in revenue in our direct channel driven by an increase in the average number of direct subscribers.
Operating Expenses
Operating expenses for the periods reported were as follows:

				Change
	Twelve months ended December 31,			2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$	%	$	%
Cost of services	$531.6	$500.2	$473.9	$31.4	6.3%	$26.3	5.5%
Selling, general and administrative	499.7	434.9	353.3	64.8	14.9%	81.6	23.1%
Depreciation and amortization	278.4	241.2	186.8	37.2	15.4%	54.4	29.1%
Total operating expenses	$1,309.7	$1,176.3	$1,014.0	$133.4	11.3%	$162.3	16.0%
Cost of Services
For 2015, cost of services increased $31.4 million compared with 2014. The increase was due primarily to:

•	an increase in product costs resulting from the increase in revenue;

•	operating and integration costs of our DHI, L2C and Trustev acquisitions in our USIS segment and the CIBIL acquisition in our International segment; and

•	an increase in labor costs as we continue to invest in key strategic growth initiatives,

partially offset by:

•	an expense in 2014 of $10.2 million for the acceleration of fees for a data matching service contract that we terminated and in-sourced in our USIS segment;

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	the impact of weakening foreign currencies on the expenses of our International segment.

For 2014, cost of services increased $26.3 million compared with 2013. The increase was due primarily to:

•	operating and integration costs associated with our USIS and International acquisitions;

•	an acceleration of $10.2 million of fees recorded for a data matching service contract that we terminated and in-sourced as part of the transformation to our technology infrastructure;

•	severance charges in our Corporate unit and USIS segment related to the consolidation and subsequent closure of our California-based contract center; and

•	costs associated with strategic initiatives,
partially offset by:

•	the impact of weakening foreign currencies on the 2014 expenses of our International segment.
Selling, General and Administrative
For 2015, selling, general and administrative expenses increased $64.8 million compared with 2014. The increase was due primarily to:

•
an increase in labor costs due to an increase in incentive-based compensation resulting from improved operating results in all segments, an increase in stock-based compensation in our USIS and International segments, including the increase in the value of cash-settled stock-based compensation in our International segment, and an increase in headcount primarily in our USIS and International segments as we continue to invest in key strategic growth initiatives;

•	operating and integration costs of our DHI, L2C and Trustev acquisitions in our USIS segment and the CIBIL acquisition in our International segments; and

•	an increase in advertising costs primarily in our Consumer Interactive segment, partially offset by:

•	a decrease in litigation expense in Corporate; and

•	the impact of weakening foreign currencies on the expenses of our International segment.

For 2014, selling, general and administrative expenses increased $81.6 million compared with 2013. The increase was due primarily to:

•	operating and integration costs associated with our USIS and International acquisitions;

•	expense of $8.1 million for certain legal and regulatory costs in our Corporate unit and International segment; and

•	severance charges in our Corporate unit and USIS segment related to the consolidation and subsequent closure of our California-based contract center;
partially offset by:

•	the impact of weakening foreign currencies on the 2014 expenses of our International segment.
Depreciation and amortization
For 2015, depreciation and amortization increased $37.2 million compared with 2014, primarily in our USIS and International segments. In July 2014, we revised the remaining useful lives of certain internal-use software, equipment, leasehold improvements and the corporate headquarters facility to align with the expected completion dates of our strategic initiatives to transform our technology platform and corporate headquarters facility. As a result of shortening the useful lives of these assets, depreciation and amortization increased $28.8 million in 2015 compared with $17.5 million in 2014. Depreciation and amortization increased an additional $8.4 million in 2015 due to the recent business acquisitions and increased capital expenditures related to our strategic initiatives made in 2014 and 2015.

For 2014, depreciation and amortization increased $54.4 million compared with 2013. As a result of revising the remaining useful lives in connection with our initiatives to transform our technology infrastructure and corporate headquarters facilities, our depreciation and amortization increased $17.5 million during 2014. Depreciation and amortization increased an additional $36.9 million from business acquisitions and other increases primarily related to additional capital expenditures for our strategic initiatives in 2014.
Operating Income and Operating Margins

				Change
	Twelve months ended December 31,			2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$	%	$	%
Gross operating income by segment:
USIS operating income	$157.6	$118.6	$160.6	$39.0	32.9%	$(42.0)	(26.1)%
International operating income	21.2	22.8	19.9	(1.6)	(7.1)%	2.9	14.5%
Consumer Interactive operating income	110.1	77.1	58.4	33.0	42.7%	18.7	32.0%
Corporate operating loss	(91.8)	(90.1)	(69.7)	(1.7)	1.9%	(20.4)	29.3%
Total operating income	$197.1	$128.4	$169.2	$68.7	53.5%	$(40.8)	(24.1)%

Intersegment operating income eliminations:
USIS	(11.0)	$(7.7)	$(6.7)	$(3.3)	42.2%	$(1.0)	16.1%
International	(1.9)	(0.6)	(0.5)	(1.3)	232.1%	(0.1)	10.0%
Consumer Interactive	12.9	8.3	7.2	4.6	54.8%	1.1	16.3%
Corporate	—	—		—	—%	—	—%
Total eliminations	$—	$—	$—	$—		$—

Operating margin
USIS	16.6%	14.3%	21.4%		2.3%		(7.1)%
International	7.9%	8.8%	8.3%		(0.9)%		0.5%
Consumer Interactive	36.6%	33.5%	28.7%		3.1%		4.8%
Total operating margin	13.1%	9.8%	14.3%		3.3%		(4.5)%
For 2015, consolidated operating income increased $68.7 million due primarily to:

•	the increase in revenue in all segments, including revenue from the recent acquisitions; and

•	an expense in 2014 of $10.2 million for the acceleration of fees for a data matching service contract that we terminated and in-sourced in our USIS segment, partially offset by:

•	The increase in depreciation and amortization, primarily in our USIS and International segments;

•	an increase in incentive-based, stock-based and other compensation costs;

•	operating and integration costs from the DHI, L2C and Trustev acquisitions in our USIS segment and the CIBIL acquisition in our International segment;

•	incremental costs incurred as part of the transformation of our technology infrastructure;

•	an increase in advertising costs primarily in our International segment; and

•	the impact of weakening foreign currencies on the 2015 results of our International segment.

For 2015, margins for the USIS segment increased due to the increase in revenue and the accelerated data matching service contract cancellation fees recorded in 2014 partially offset by incremental costs incurred as part of the strategic initiative to transform our technology platform, including additional depreciation and amortization resulting from shortening the remaining useful lives of certain existing technology assets to align with the expected completion of this initiative, the increase in incentive-

based and stock-based compensation, and operating and integration expenses from the recent acquisitions. Margins for the International segment decreased due primarily to additional depreciation and amortization resulting from reassessing the remaining useful lives of certain assets, the increase in incentive-based and cash-settled stock-based compensation, and integration and depreciation and amortization expenses of our CIBIL acquisition, partially offset by the increase in revenue. Margins for the Consumer Interactive segment increased due to the increase in revenue partially offset by the increase in advertising costs.
For 2014, consolidated operating income decreased $40.8 million. This decrease was due primarily to:

•	operating and integration costs associated with our USIS and International acquisitions;

•
an increase of $54.4 million in depreciation and amortization due primarily to our acquisitions and our strategic initiative to transform our technology infrastructure and corporate headquarters facility;

•	an increase in variable product costs due to the increase in revenue;

•
an acceleration of $10.2 million of fees recorded in our USIS segment for a data matching service contract that we terminated and in-sourced as part of the transformation of our technology infrastructure;

•	expense of $8.1 million for certain legal and regulatory costs in our Corporate unit and International segment;

•	severance charges in our Corporate unit and USIS segment related to the consolidation and subsequent closure of our California-based contract center; and

•	the impact of weakening foreign currencies on the 2014 results of our International segment.
partially offset by:

•	the increase in revenue in all segments, including revenue from acquisitions.
For 2014, margins for the USIS segment decreased due primarily to additional depreciation and amortization resulting from revising the remaining useful lives of certain assets, the operating, integration and depreciation and amortization expenses of our acquisitions, severance charges and the accelerated fees for canceling a data matching service, partially offset by the increase in revenue. Margins for the International segment were relatively flat as the additional depreciation and amortization from revising the remaining useful lives of certain asset and the operating, integration and depreciation and amortization expenses of our acquisitions was mostly offset by the increase in revenue. Margins in our Consumer Interactive segment increased due to the increase in revenue.
Non-Operating Income and Expense

				Change
	Twelve months ended December 31,			2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$	%	$	%
Interest expense	$(134.2)	$(190.0)	$(197.6)	$55.8	29.4%	$7.6	3.9%
Interest income	3.8	3.3	1.7	0.5	14.0%	1.6	91.7%
Earnings from equity method investments	8.8	12.5	13.7	(3.7)	(29.5)%	(1.2)	(8.8)%
Other income and expense, net:
Loan fees	(39.0)	(14.6)	(3.8)	(24.4)	nm	(10.8)	nm
Acquisition fees	(5.8)	(2.9)	(10.5)	(2.9)	(98.7)%	7.6	72.4%
Dividends from cost method investments	0.8	0.8	0.7	—	—%	0.1	14.3%
Other income (expense), net	(4.9)	60.7	0.7	(65.6)	(108.1)%	60.0	nm
Total other income and expense, net	(48.9)	44.0	(12.9)	(92.9)	(211.1)%	56.9	nm
Non-operating income and expense	$(170.5)	$(130.2)	$(195.1)	$(40.3)	(31.0)%	$64.9	33.3%
nm: not meaningful
Other income and expense, net, was impacted by the 2015 and 2014 refinancing transactions. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 10, “Debt,” for additional information.
For 2015, interest expense decreased $55.8 million compared with 2014. A decrease in interest expense due to the early redemptions of the Notes in 2015 and 2014 was partially offset by additional interest expense resulting from the increase in the average principal balance of the senior secured credit facility in 2015 compared with 2014. For 2014, interest expense decreased

$7.6 million compared with 2013. A decrease in interest expense due to the early redemption of the 11.375% Senior Notes in the second quarter of 2014 was partially offset by additional interest expense resulting from the increase in the average principal balance of the senior secured credit facility in 2014 compared with 2013. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements," Note 10, "Debt," for additional information about our interest expense.
Earnings from equity method investments decreased $3.7 million and $1.2 million in 2015 and 2014, respectively, due to lower earnings in both years from our Mexico affiliate and due to the consolidation of CIBIL beginning May 21, 2014. Prior to May 21, 2014, earnings from CIBIL were previously recorded under the equity method of accounting.
For 2015, loan fees included $33.8 million of fees due to the early redemption of our 9.625% and 8.125% Senior Notes and $3.8 million from the refinance of our senior secured credit facility in June of 2015. For 2014, loan fees included $12.7 million of refinancing fees and other net costs expensed as a result of refinancing our senior secured credit facility.
Acquisition fees represent costs we have incurred for various acquisition-related efforts. For 2015, acquisition fees included costs related to our acquisition of Trustev and costs of other acquisition efforts. For 2014, acquisition fees included costs related to our acquisitions of DHI, L2C and CIBIL and costs of other acquisition efforts.
For 2015, other income (expense), net included a currency remeasurement loss of $3.6 million, a loss of $0.8 million on the swap that no longer qualifies for hedge accounting and other income and expenses. For 2014, other income (expense), net included a net gain of $45.8 million resulting from the early redemption of the 11.375% Senior Notes consisting of the unamortized 2012 Change in Control Transaction fair value increase in the notes of $89.4 million less an early redemption premium and other costs totaling $43.6 million, a $22.2 million gain resulting from remeasuring our previously held equity interests in CIBIL and L2C under the accounting guidance for acquisitions achieved in stages, an impairment charge of $4.1 million related to a cost-method investment that has sold its assets and liquidated, and a loss of $0.6 million on the swap that no longer qualifies for hedge accounting and other income and expenses.
Provision for Income Taxes

For 2015, we reported income before income taxes and a 42.4% effective tax rate, which is higher than the 35.0% U.S. federal statutory rate due primarily to tax on our foreign earnings that are not considered permanently reinvested outside the United States, partially offset by a favorable foreign tax rate differential and a credit to deferred state tax expense for changes in state tax rates.

For 2014 and 2013, we reported a loss before income taxes with income tax expense, resulting in a negative effective tax rate for both periods. This rate was lower than the 35.0% U.S. federal statutory rate due primarily to tax on our foreign earnings that are not considered permanently reinvested outside the United States.

Subpart F of the U.S. Internal Revenue Code requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including earnings of certain foreign subsidiaries, regardless of whether that income is remitted to the United States. The look-through rule of Subpart F grants an exception for any passive income of certain foreign subsidiaries that is attributable to an active business. When the look-through exception is not in effect, we are required to accrue a tax liability for those foreign earnings as if those earnings were distributed to the United States. On January 2, 2013 the look-through rule exception for 2012 was retroactively reinstated to January 1, 2012. As a result, we recorded an adjustment in 2013 to account for the reinstatement of the look-through rule retroactive to the prior year. For 2015 and 2014, the look-through rule exception was in effect.

No provision has been made for U.S. income taxes or foreign withholding taxes on $118.4 million of unremitted earnings from certain foreign subsidiaries that we assert are permanently reinvested in operations outside the United States. Remitting these earnings to the United States would result in additional tax expense that could be as high as approximately $42 million, assuming we cannot use any of the related foreign tax credits. As of December 31, 2015, we have made a provision for U.S. income taxes or foreign withholding taxes of $43.2 million on $123.5 million of unremitted earnings from certain other foreign subsidiaries, as those earnings are not permanently reinvested outside the United States and are not needed to fund our current or expected domestic operations.
Significant Changes in Assets and Liabilities
Additional paid-in capital increased by $712.7 million at December 31, 2015 compared with December 31, 2014, due to our initial public offering. Long-term debt decreased $701.3 million at December 31, 2015 compared with December 31, 2014, because we used the proceeds of our initial public offering to pay down long-term debt. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 10, “Debt” and Note 11, "Stockholders' Equity," for additional information.

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
Cash and cash equivalents totaled $133.2 million and $77.9 million at December 31, 2015 and 2014, respectively, of which $79.7 and $50.6 million was held outside the United States. As of December 31, 2015, we had no amounts outstanding under the senior secured revolving line of credit and could have borrowed up to the $210.0 million available. The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. The Company is required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2015 and therefore no additional payment will be required in 2016. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 10, “Debt,” for additional information.
As of December 31, 2015, no provision has been made for U.S. income taxes or foreign withholding taxes on $118.4 million of unremitted earnings from certain non-U.S. subsidiaries that we assert are permanently reinvested in operations outside the United States. Remitting these earnings to the United States would result in additional tax expense that could be as high as approximately $42 million, assuming we cannot use any of the related foreign tax credits. As of December 31, 2015, we have made a provision for U.S. income taxes or foreign withholding taxes of $43.2 million on $123.5 million of unremitted earnings from our Canadian, South African, Netherlands and Indian subsidiaries, as those earnings are not permanently reinvested outside the United States.
Sources and Uses of Cash

	Twelve months ended December 31,			Change
(dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cash provided by operating activities	$309.1	$154.3	$143.4	$154.8	$10.9
Cash used in investing activities	(197.1)	(276.0)	(367.0)	78.9	91.0
Cash (used in) provided by financing activities	(51.3)	91.9	187.3	(143.2)	(95.4)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(3.5)	(6.8)	(1.9)	3.3
Net change in cash and cash equivalents	$55.3	$(33.3)	$(43.1)	$88.6	$9.8
Operating Activities
For 2015, the increase in cash provided by operating activities was due primarily to the increase in revenue and decrease in interest expense, partially offset by the increase in cash operating expenses. For 2014, the increase in cash provided by operating activities was due primarily to the increase in revenue and decrease in interest expense, partially offset by the increase in cash operating expenses and working capital.
Investing Activities
For 2015, the decrease in cash used in investing activities was due primarily to a decrease in cash used for acquisitions and capital expenditures. For 2014, the decrease in cash used in investing activities was due primarily to a decrease in cash used for acquisitions, partially offset by an increase in cash paid for capital expenditures.
Financing Activities
For 2015, the increase in cash used for financing activities was due primarily to the net pay down of our debt, partially offset by the net proceeds from the IPO. For 2014, the decrease in cash provided by financing activities was due primarily to the 2014 refinancing transaction prepayment premium and fees and a decrease in net borrowings.
Capital Expenditures
We make capital expenditures to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization and to reduce risks. We make capital expenditures for product development, disaster recovery, security enhancements, regulatory compliance, and the replacement and upgrade of existing equipment at the end of its useful life. During the third quarter of 2013, we began a strategic initiative to transform our technology infrastructure to enable growth, promote innovation and provide a competitive advantage. We also completed significant improvements to our corporate headquarters facility early in 2015.
We expect total capital expenditures to be lower in 2016 than in 2015 as a percentage of revenue as we completed the improvements to our corporate headquarters facility in the first half of 2015 and expect to complete the transformation of our technology platform in the first half of 2016. For 2015, cash paid for capital expenditures decreased $23.0 million, due primarily to a decrease in spending to upgrade our corporate headquarters facility and transform our technology infrastructure. For 2014, cash paid for capital expenditures increased $73.5 million due primarily to the ongoing strategic initiatives to transform our technology infrastructure and corporate headquarters facility. On an accrual basis, our capital expenditures were $163.0 million in 2014 compared with $96.3 million in 2013.
Debt
Senior Secured Credit Facility
On June 15, 2010, our subsidiary, Trans Union LLC, entered into a senior secured credit facility with various lenders. The senior secured credit facility consists of a senior secured term loan and a senior secured revolving line of credit. In June 2015, we entered into amendments to refinance the senior secured credit facility with a new $1,881.0 million term loan ("Senior Secured Term Loan B") and a new $350.0 million five-year senior secured term loan ("Senior Secured Term Loan A") that was drawn in July 2015. Among other things, the amendments lowered the interest rate floor and modified the step-down interest rate margin based on achieving certain total leverage ratios and senior secured net leverage ratios. The amendments also refinanced the existing revolving line of credit with a five-year $210.0 million revolving line of credit. The capacity under the senior secured credit facility may be increased by an additional $450.0 million so long as certain financial conditions are met, subject, in each case, to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.
On July 15, 2015, we used the net proceeds from our IPO, along with the $350.0 million borrowings from the Senior Secured Term Loan A, to redeem all of the outstanding 9.625% and 8.125% Senior Notes. Collectively, the refinance and redemptions resulted in $37.6 million of expense recorded in other income and expense in the consolidated statements of income in 2015, including a prepayment premium, the write-off of unamortized deferred financing fees and discounts, and certain transaction costs.
Interest rates on the refinanced Senior Secured Term Loan B are based on the LIBOR unless otherwise elected, and subject to a floor of 0.75%, plus a margin of 2.75% or 3.00%, depending on our senior secured net leverage ratio. The Company is required to make principal payments of 0.25% of the 2014 refinanced principal balance at the end of each quarter, with the remaining balance due April 9, 2021. The Company is also required to make additional payments based on excess cash flows, as defined in the agreement, of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. There were no excess cash flows for 2015 and therefore no payment will be required in 2016.
Interest rates on Senior Secured Term Loan A are based on LIBOR unless otherwise elected, plus a margin of 2.00% or 2.25%, depending on our total net leverage ratio. The Company is required to make principal payments of 1.25% of the original principal balance at the end of each quarter for the first two years increasing to 1.875% each quarter for the last three years, with the remaining balance due June 30, 2020.
Interest rates on the refinanced senior secured revolving line of credit are based on LIBOR unless otherwise elected, and is currently LIBOR, plus a margin of 2.00% or 2.25%, depending on our total net leverage ratio. There is a 0.30% or 0.375% annual commitment fee, depending on our total net leverage ratio, payable quarterly based on the undrawn portion of the senior secured revolving line of credit. The commitment under the senior secured revolving line of credit expires on June 30, 2020.
During 2015, the Company repaid borrowings on its senior secured revolving line of credit of $85.0 million. As of December 31, 2015, we had no outstanding borrowings under our senior secured revolving line of credit.
On December 18, 2015, we terminated our interest rate swap contracts that we entered into on April 30, 2012, and paid the outstanding liability balance of $2.7 million. Changes in the fair value of the swaps prior to termination resulted in a loss of $0.8 recorded in other income and expense in 2015.
On December 18, 2015, we entered into interest rate cap agreements that will effectively cap our LIBOR exposure on a portion of our existing senior secured term loans at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The initial aggregate notional amount under these agreements is $1,526.4 million and is scheduled to decrease each quarter beginning September 30, 2016, until the agreement terminates on June 30, 2020. Beginning July 2016, we will pay the various counter-parties a fixed rate of interest on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%. We will record the net payments paid or received as interest expense. The change in fair value of the caps is recorded in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the caps are effective, and in other income and expense in the consolidated statements of income to the extent the caps are ineffective. During December 2015, the change in the fair value of the caps resulted in a gain of $0.3 million recorded in other comprehensive income (loss), net of tax and a gain of $0.1 million recorded in other income and expense. Ineffectiveness is due to, and will continue to result from, financing the estimated cap premium payments. Amounts in other comprehensive income will be reclassified into earnings in the same period in which the hedged forecasted transaction affects earnings.
Effect of certain debt covenants
A breach of any of the covenants under the agreements governing our debt could limit our ability to borrow funds under the senior secured revolving line of credit and could result in a default under the senior secured credit facility. Upon the occurrence of an event of default under the senior secured credit facility the lenders could elect to declare all amounts then outstanding to be immediately due and payable, and the lenders could terminate all commitments to extend further credit. If we were unable to repay the amounts declared due, the lenders could proceed against any collateral granted to them to secure that indebtedness. See Part I, Item 1A, “Risk Factors.”
With certain exceptions, the obligations under the senior secured credit facility are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness and at the end of each fiscal quarter. As of December 31, 2015, this covenant required us to maintain a net leverage ratio on a pro forma basis equal to, or less than, 6.50-to-1. As of December 31, 2015, we were in compliance with all debt covenants.
TransUnion's ability to meet its liquidity needs or to pay dividends on its common stock depends on its subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions. Trans Union LLC, the borrower under the senior secured credit facility, is not permitted to declare any dividend or make any other distribution subject to certain exceptions, including compliance with a fixed charge coverage ratio and a basket that depends on TransUnion Intermediate’s consolidated net income.
11.375% Senior Notes
These notes were repaid in full on May 9, 2014, from the incremental proceeds borrowed on our senior secured credit facility and resulted in a net gain of $45.8 million recorded in other income and expense in 2014.
9.625% and 8.125% Senior Notes
These notes were repaid in full on July 15, 2015 from the net proceeds from our IPO, along with the $350.0 million borrowings from the Senior Secured Term Loan A as discussed above.
For more information about our debt and the IPO transaction, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements," Note 10 "Debt," and Note 11, "Stockholders' Equity."
Contractual Obligations
Consolidated future minimum payments for noncancelable operating leases, purchase obligations and debt repayments as of December 31, 2015, are payable as follows:

(in millions)	Operating leases	Purchase obligations	Debt repayments	Loan fees and interest payments	Total
2016	$13.2	$176.5	$43.9	$78.9	$312.5
2017	7.6	29.6	41.7	87.6	166.5
2018	5.7	21.8	45.4	95.5	168.4
2019	5.4	2.6	45.3	99.4	152.7
2020	5.1	1.8	268.4	96.3	371.6
Thereafter	11.0	0.3	1,771.8	25.1	1,808.2
Totals	$48.0	$232.6	$2,216.5	$482.8	$2,979.9
Purchase obligations include $105.4 million of trade accounts payable that were included in our balance sheet as of December 31, 2015. Purchase obligations include commitments for outsourcing services, royalties, data licenses, maintenance and other operating expenses. Loan fees and interest payments are estimates based on the interest rates in effect at December 31, 2015, and the contractual principal paydown schedule, excluding any excess cash flow prepayments that may be required. See Part II, Item 8,

“Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 10, “Debt,” for additional information about our interest payments.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
Goodwill and Indefinite-Lived Intangibles
In connection with the acquisition of TransUnion Intermediate by TransUnion in April 2012, the value of goodwill increased significantly, as the excess of the purchase price paid for TransUnion Intermediate over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and allocated to each of our reporting units.
As of December 31, 2015, our consolidated balance sheet included goodwill of $1,983.4 million. As of December 31, 2015, we had no other indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the fourth quarter, or on an interim basis if an indicator of impairment is present. For goodwill, we compare the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. For other indefinite-lived intangibles, if any, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded.
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
During 2015, 2014 and 2013, there were no impairments of goodwill or other indefinite-lived intangible assets. As of December 31, 2015, our estimates of fair value for each reporting unit exceeded the carrying amount of the corresponding reporting unit. A 10% increase in the discount rate or a 10% decrease in the estimated cash flows of the reporting unit would not have resulted in an impairment in any of the reporting units.
Long-Lived Depreciable and Amortizable Assets
In connection with the acquisition of TransUnion Intermediate by TransUnion in April 2012, all long-lived depreciable and amortizable assets were recorded at fair value and the carrying value of certain fixed assets and all intangible assets increased significantly.
As of December 31, 2015, our consolidated balance sheet included fixed assets of $357.3 million, $183.0 million net of accumulated depreciation, and long-lived intangible assets of $2,385.4 million, $1,770.1 million net of accumulated amortization. We review long-lived assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet, and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. When a long-lived asset group is tested for recoverability, we also review depreciation estimates and methods. Any revision to the remaining useful life of a long-lived asset resulting from that review is also considered in developing estimates of future cash flows used to test the asset for recoverability. We typically use a discounted cash flow model when assessing the fair value of our asset groups. The discounted cash flow calculation requires a number of significant assumptions, including projections of future cash flows and an estimate of our discount rate.
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we use estimates of future cash flows to determine recoverability and base such estimates on assumptions that are reasonable and consistent with assumptions that would be used by other marketplace participants. Such estimates, however, are inherently uncertain and estimates using different assumptions, or different valuation techniques, could result in significantly different results. During 2015, 2014 and 2013, there were no material impairment charges.
Legal Contingencies
As of December 31, 2015, our consolidated balance sheet included an accrual of $16.3 million for pending or anticipated claims of our operations. In the ordinary course of business, we are routinely named as defendants in, or party to, various legal actions and proceedings relating to our current or past business operations. These actions generally assert claims for violations of federal or state credit reporting, consumer protection or privacy laws, or common law claims related to privacy, libel, slander or the unfair treatment of consumers, and may include claims for substantial or indeterminate compensatory or punitive damages, or injunctive relief, and may seek business practice changes. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we routinely receive requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our activities. We regularly review all litigation and regulatory matters to determine whether a loss is probable and, if probable, whether the loss can be reasonably estimated. If a loss is probable and can be reasonably estimated, an appropriate reserve is accrued, taking into consideration legal positions, contractual obligations and applicable insurance coverages, and included in other current liabilities. We believe that the reserves established for pending or threatened legal and regulatory matters are appropriate based on the facts currently known. Due to the uncertainties inherent in the investigation and resolution of legal and regulatory matters, however, the actual costs of resolving litigation and regulatory matters may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our financial results. Legal fees incurred in connection with ongoing litigation are considered a period cost and are expensed as incurred.
Income Taxes
As of December 31, 2015, TransUnion’s consolidated balance sheet included noncurrent deferred tax liabilities of $588.4 million. Certain deferred tax assets (including net operating loss carryforwards) may be deducted from taxable income in computing our federal income tax liability. If, in the future, we undergo an ownership change as described in Section 382(g) of the United States Internal Revenue Code, our ability to recover such deferred tax assets may be limited. Additionally, we are required to record current and deferred tax expense, deferred tax assets and liabilities resulting from temporary differences, and unrecognized tax benefits for uncertain tax positions. No provision has been made for U.S. income taxes or foreign withholding taxes on $118.4 million of unremitted earnings from certain non-U.S. subsidiaries that we assert are permanently reinvested in operations outside the United States. Remitting these earnings to the United States would result in additional tax expense that could be as high as approximately $42 million, assuming we cannot use any of the related foreign tax credits. As of December 31, 2015, we have made a provision for U.S. income taxes or foreign withholding taxes of $43.2 million on $123.5 million of unremitted earnings from our Canadian, South African, Netherlands and Indian subsidiaries, as those earnings are not permanently reinvested outside the United States. We make certain judgments and estimates to determine the amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record. We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.
Stock-Based Compensation
For the years ended December 31, 2015, 2014 and 2013, we recognized stock-based compensation of $22.3 million, $10.6 million and $6.9 million, respectively. The fair value of each award was determined by various methods including independent valuations of our common stock based on discounted cash flow and selected comparable public company analysis, the Black-Scholes valuation model, and risk-neutral Monte Carlo valuation models. The various valuation models required management to make a number of significant assumptions, including the fair value of our stock, projections of future cash flows and an estimate of our cost of capital, volatility rates, expected life of awards and risk-free interest rates. We believe the determinations of fair values were based on assumptions and estimates that were reasonable and consistent with what would have been used by other marketplace participants to determine fair value. Valuations, however, are inherently uncertain and valuations using different assumptions and estimates, or different valuation techniques, could result in significantly different values. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 14, “Stock-Based Compensation,” for additional information.

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
Interest Rate Risk
Our senior secured credit facility consists of senior secured term loans and a $210.0 million senior secured revolving line of credit. Interest rates on these borrowings are based, at Trans Union LLC’s election, on LIBOR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2015, all of TransUnion’s outstanding debt was variable-rate debt. As of December 31, 2015, our variable-rate debt had a weighted-average interest rate of 3.40% and a weighted-average life of 5.16 years. For all of 2015, the variable rate on our senior secured term loan was below the floor, and a 10% change in the interest rate on that loan would not have changed our interest expense. During 2015, during the time the senior secured revolving line of credit had an outstanding balance, the variable rate was below the floor, and a 10% change in the interest rate on that loan would not have changed our interest expense.
On December 18, 2015, we entered into interest rate cap agreements that will effectively cap our LIBOR exposure on a portion of our existing senior secured term loans at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The initial aggregate notional amount under these agreements is $1,526.4 million and is scheduled to decrease each quarter beginning September 30, 2016, until the agreement terminates on June 30, 2020. Beginning July 2016, we will pay the various counter-parties a fixed rate of interest on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%. We will record the net payments paid or received as interest expense. The change in fair value of the caps is recorded in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the caps are effective, and in other income and expense in the consolidated statements of income to the extent the caps are ineffective. During December 2015, the change in the fair value of the caps resulted in a gain of $0.3 million recorded in other comprehensive income (loss), net of tax and a gain of $0.1 million recorded in other income and expense. Ineffectiveness is due to, and will continue to result from, financing the estimated cap premium payments. Amounts in other comprehensive income will be reclassified into earnings in the same period in which the hedged forecasted transaction affects earnings.
Based on the amount of unhedged outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates, or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors.
See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 10, “Debt,” for additional information about interest rates on our debt.
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
In 2015, revenue from foreign operations was $269.6 million, and foreign operating income was $21.2 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2015 would have changed our revenue by $27.0 million and our operating income by $2.1 million.
A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2015 realized foreign currency transaction gains and losses.

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
Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2015. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of TransUnion’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Compliance Committee of TransUnion’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2015, TransUnion’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TransUnion

We have audited the accompanying consolidated balance sheets of TransUnion and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statement schedules listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransUnion and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, IL
February 19, 2016

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$133.2	$77.9
Trade accounts receivable, net of allowance of $4.2 and $2.4	228.3	200.4
Other current assets	66.0	122.7
Total current assets	427.5	401.0
Property, plant and equipment, net of accumulated depreciation and amortization of $174.3 and $123.4	183.0	181.4
Goodwill	1,983.4	2,023.9
Other intangibles, net of accumulated amortization of $615.3 and $407.8	1,770.1	1,939.6
Other assets	82.7	119.9
Total assets	$4,446.7	$4,665.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$105.4	$106.5
Short-term debt and current portion of long-term debt	43.9	74.0
Other current liabilities	146.7	149.4
Total current liabilities	296.0	329.9
Long-term debt	2,164.6	2,865.9
Deferred taxes	588.4	676.8
Other liabilities	27.8	22.1
Total liabilities	3,076.8	3,894.7
Redeemable noncontrolling interests	2.9	23.4
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion and 200.0 million shares authorized at December 31, 2015 and December 31, 2014; 183.0 million and 148.5 million shares issued as of December 31, 2015 and December 31, 2014, respectively; and 182.3 million and 147.9 million shares outstanding as of December 31, 2015 and December 31, 2014, respectively	1.8	1.5
Additional paid-in capital	1,850.3	1,137.6
Treasury stock at cost; 0.7 million shares at December 31, 2015 and December 31, 2014	(4.6)	(4.3)
Accumulated deficit	(424.3)	(430.2)
Accumulated other comprehensive loss	(191.8)	(117.5)
Total TransUnion stockholders’ equity	1,231.4	587.1
Noncontrolling interests	135.6	160.6
Total stockholders’ equity	1,367.0	747.7
Total liabilities and stockholders’ equity	$4,446.7	$4,665.8

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income
(in millions, except per share data)

	Twelve Months Ended December 31,
	2015	2014	2013
Revenue	$1,506.8	$1,304.7	$1,183.2
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	531.6	500.2	473.9
Selling, general and administrative	499.7	434.9	353.3
Depreciation and amortization	278.4	241.2	186.8
Total operating expenses	1,309.7	1,176.3	1,014.0
Operating income	197.1	128.4	169.2
Non-operating income and expense
Interest expense	(134.2)	(190.0)	(197.6)
Interest income	3.8	3.3	1.7
Earnings from equity method investments	8.8	12.5	13.7
Other income and (expense), net	(48.9)	44.0	(12.9)
Total non-operating income and expense	(170.5)	(130.2)	(195.1)
Income (loss) before income taxes	26.6	(1.8)	(25.9)
Provision for income taxes	(11.3)	(2.6)	(2.3)
Net income (loss)	15.3	(4.4)	(28.2)
Less: net income attributable to noncontrolling interests	(9.4)	(8.1)	(6.9)
Net income (loss) attributable to TransUnion	$5.9	$(12.5)	$(35.1)

Earnings per share:
Basic	$0.04	$(0.09)	$(0.24)
Diluted	$0.04	$(0.09)	$(0.24)

Weighted average shares outstanding:
Basic	165.3	147.3	146.4
Diluted	166.8	147.3	146.4

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
Net income (loss)	$15.3	$(4.4)	$(28.2)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(86.3)	(58.9)	(59.6)
Benefit for income taxes	4.9	5.2	3.2
Foreign currency translation, net	(81.4)	(53.7)	(56.4)
Hedge instruments:
Net unrealized gain (loss)	0.3	(0.6)	4.8
Amortization of accumulated loss	0.4	0.3	—
Benefit (provision) for income taxes	(0.2)	0.1	(1.8)
Hedges instruments, net	0.5	(0.2)	3.0
Available-for-sale securities:
Net unrealized gain	—	0.2	—
Provision for income taxes	—	(0.1)	—
Available-for-sale securities, net	—	0.1	—
Total other comprehensive loss, net of tax	(80.9)	(53.8)	(53.4)
Comprehensive loss	(65.6)	(58.2)	(81.6)
Less: comprehensive income (loss) attributable to noncontrolling interests	(2.8)	1.5	(2.3)
Comprehensive loss attributable to TransUnion	$(68.4)	$(56.7)	$(83.9)

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$15.3	$(4.4)	$(28.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	278.4	241.2	186.8
Net loss (gain) on debt refinancing transactions	37.6	(33.1)	—
Gain on fair value adjustment of cost and equity method investment	—	(22.2)	—
Impairment of cost method investment	—	4.1	—
Amortization and net loss on fair value of hedge instruments	1.2	0.6	—
Equity in net income of affiliates, net of dividends	(0.1)	(3.3)	(3.6)
Deferred taxes	(17.3)	(20.8)	(16.2)
Amortization of senior notes purchase accounting fair value adjustment and note discount	1.2	(5.8)	(17.1)
Gains on sale of other assets	—	—	(1.0)
Amortization of deferred financing fees	4.9	7.3	8.2
Stock-based compensation	9.0	8.0	6.3
Provision for losses on trade accounts receivable	3.2	3.2	0.8
Other	1.4	1.3	(0.9)
Changes in assets and liabilities:
Trade accounts receivable	(39.2)	(36.3)	(3.1)
Other current and long-term assets	13.8	2.0	(8.6)
Trade accounts payable	1.3	6.1	5.9
Other current and long-term liabilities	(1.6)	6.4	14.1
Cash provided by operating activities	309.1	154.3	143.4
Cash flows from investing activities:
Capital expenditures	(132.2)	(155.2)	(81.7)
Proceeds from sale of trading securities	1.0	1.5	4.4
Purchases of trading securities	(1.5)	(2.1)	(1.8)
Proceeds from sale of other investments	12.4	9.7	—
Purchases of other investments	(15.5)	(15.1)	—
Proceeds from sale of other assets	—	1.0	4.3
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(70.4)	(119.9)	(282.3)
Acquisition-related deposits, net	9.1	4.1	(10.0)
Other	—	—	0.1
Cash used in investing activities	(197.1)	(276.0)	(367.0)
Cash flows from financing activities:
Proceeds from Senior Secured Term Loan B	1,881.0	1,895.3	1,133.4
Extinguishment of Senior Secured Term Loan B	(1,881.0)	(1,120.5)	(923.4)
Proceeds from Senior Secured Term Loan A	350.0	—	—

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Cash Flows-Continued (in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
Extinguishment of 9.625% and 8.125% Senior Notes	(1,000.0)	—	—
Extinguishment of 11.375% senior unsecured notes	—	(645.0)	—
Proceeds from revolving line of credit	35.0	78.5	65.0
Payment on revolving line of credit	(85.0)	(28.5)	(65.0)
Repayments of debt	(38.2)	(25.6)	(11.9)
Termination of interest rate swaps	(2.7)	—	—
Proceeds from initial public offering	764.5	—	—
Underwriter fees and other costs on initial public offering	(49.8)	—	—
Debt financing fees (2015 and 2014 fees include prepayment premiums on early terminations)	(18.2)	(61.5)	(5.2)
Proceeds from issuance of common stock and exercise of stock options	2.8	9.6	5.8
Treasury stock purchases	(0.3)	(0.2)	(3.4)
Distributions to noncontrolling interests	(10.8)	(10.4)	(8.0)
Excess tax benefit	1.4	—	—
Other	—	0.2	—
Cash (used in) provided by financing activities	(51.3)	91.9	187.3
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(3.5)	(6.8)
Net change in cash and cash equivalents	55.3	(33.3)	(43.1)
Cash and cash equivalents, beginning of period	77.9	111.2	154.3
Cash and cash equivalents, end of period	$133.2	$77.9	$111.2

Noncash investing activities:
Property and equipment acquired through capital lease obligations	$1.2	$—	$2.0
Noncash financing activities:
Finance arrangements	$7.8	$12.9	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$147.6	$191.0	$211.8
Income taxes, net of refunds	25.9	25.2	23.3

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests
Balance, December 31, 2012	146.8	$1.5	$1,109.0	$(0.7)	$(382.6)	$(24.4)	$93.3	$796.1	$14.7
Net income (loss)	—	—	—	—	(35.1)	—	6.8	(28.3)	0.1
Other comprehensive loss	—	—	—	—	—	(48.8)	(1.9)	(50.7)	(2.7)
Acquisition of Brazil subsidiary	—	—	—	—	—	—	—	—	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.8)	(7.8)	(0.2)
Purchase of noncontrolling interests	—	—	0.3	—	—	—	—	0.3	(1.9)
Stock-based compensation	—	—	6.3	—	—	—	—	6.3	—
Issuance of stock	0.7	—	5.2	—	—	—	—	5.2	—
Exercise of stock options	0.1	—	0.6	—	—	—	—	0.6	—
Treasury stock purchased	(0.6)	—	—	(3.4)	—	—	—	(3.4)	—
Purchase accounting adjustments related to acquisition of TransUnion Intermediary subsidiaries	—	—	—	—	—	—	(3.3)	(3.3)	—
Disposal of noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)	—
Stockholder Contribution	—	—	—	—	—	—	0.1	0.1	—
December 31, 2013	147.0	$1.5	$1,121.4	$(4.1)	$(417.7)	$(73.2)	$86.6	$714.5	$17.6

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests
Net income (loss)	—	$—	$—	$—	$(12.5)	$—	$8.4	$(4.1)	$(0.3)
Other comprehensive loss	—	—	—	—	—	(44.3)	(7.5)	(51.8)	(2.0)
Establishment of noncontrolling interests	—	—	—	—	—	—	85.1	85.1	8.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.1)	(10.1)	(0.3)
Purchase of noncontrolling interests	—	—	(1.4)	—	—	—	(2.0)	(3.4)	—
Stockholder contribution from noncontrolling interests	—	—	—	—	—	—	0.1	0.1	—
Stock-based compensation	—	—	8.0	—	—	—	—	8.0	—
Issuance of stock	0.7	—	8.5	—	—	—	—	8.5	—
Exercise of stock options	0.2	—	1.1	—	—	—	—	1.1	—
Treasury stock purchased	—	—	—	(0.2)	—	—	—	(0.2)	—
Balance, December 31, 2014	147.9	$1.5	$1,137.6	$(4.3)	$(430.2)	$(117.5)	$160.6	$747.7	$23.4

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Redeemable Non- controlling Interests
Net income (loss)	—	$—	$—	$—	$5.9	$—	$9.8	$15.7	$(0.4)
Other comprehensive loss	—	—	—	—	—	(74.3)	(6.2)	(80.5)	(0.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.4)	(10.4)	(0.4)
Reclassification of redeemable noncontrolling interest	—	—	—	—	—	—	0.2	0.2	(0.2)
Adjustment of redeemable noncontrolling interest	—	—	(1.0)	—	—	—	—	(1.0)	(4.7)
Purchase of noncontrolling interests	—	—	(13.9)	—	—	—	(18.4)	(32.3)	(14.4)
Excess tax benefit	—	—	1.4	—	—	—	—	1.4
Stock-based compensation	—	—	9.0	—	—	—	—	9.0	—
Initial public offering	34.0	0.3	714.4	—	—	—	—	714.7	—
Issuance of stock	—	—	0.4	—	—	—	—	0.4	—
Exercise of stock options	0.4	—	2.4	—	—	—	—	2.4	—
Treasury stock purchased	—	—	—	(0.3)	—	—	—	(0.3)	—
Balance, December 31, 2015	182.3	$1.8	$1,850.3	$(4.6)	$(424.3)	$(191.8)	$135.6	$1,367.0	$2.9
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

1. Significant Accounting and Reporting Policies
Description of Business
TransUnion (formerly known as TransUnion Holding Company, Inc.) is a leading global risk and information solutions provider. Our mission is to help people worldwide access opportunities that lead to a higher quality of life. We accomplish this by helping businesses optimize their risk-based decisions and by enabling consumers to better understand and manage their personal information. Businesses embed our solutions into their process workflows to manage risk and to drive better business outcomes. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We have deep domain expertise across a number of attractive industry verticals, including financial services, insurance and healthcare, as well as a global presence in over 30 countries across North America, Africa, Latin America and Asia.
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
Basis of Presentation
The accompanying consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods presented. All significant intercompany transactions and balances have been eliminated.
On March 26, 2015, TransUnion Holding Company, Inc. was renamed TransUnion and TransUnion Corp., a wholly-owned subsidiary, was renamed TransUnion Intermediate Holdings, Inc. ("TransUnion Intermediate").

Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us,” and “our” refers to TransUnion with its direct and indirect subsidiaries.

As of December 31, 2015, TransUnion does not have any material assets, liabilities, revenues, expenses or operations of any kind other than its ownership investment in TransUnion Intermediate.
Initial Public Offering
On June 30, 2015, we completed our initial public offering ("IPO") of our common stock. The proceeds, net of underwriter fees and commission and costs incurred in connection with the IPO, were recorded in additional paid-in capital. The IPO costs consisted primarily of legal fees, accounting fees and printing fees. See Note 11, "Stockholders' Equity" for further discussion on the IPO.
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
Change in Accounting Estimate
Effective July 1, 2014, we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to transform our technology infrastructure and corporate headquarters facility. As a result, depreciation and amortization expense increased by $28.8 million and $17.5 million for the years ended December 31, 2015 and 2014, respectively. The net of tax impact of this change decreased net income attributable to TransUnion by $18.4 million, or $0.11 per share, and $11.2 million or $0.08 per share for the years ended December 31, 2015 and 2014, respectively.
Reclassifications
We have reclassified certain items, which are not material, that are presented in our prior period consolidated financial statements to conform to the current year’s presentation.
Segments
We manage our business and report our financial results in three operating segments: U.S. Information Services (“USIS”); International; and Consumer Interactive. We also report expenses for Corporate, which provides support services to each operating segment. Details of our segment results are discussed in Note 16, “Operating Segments.”
Revenue Recognition and Deferred Revenue
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the pricing is fixed or determinable and the collectability is reasonably assured.
A significant portion of our revenue is derived from providing information services to our customers. This revenue is recognized when services are provided, assuming all criteria for revenue recognition are met. A smaller portion of our revenue relates to subscription-based contracts where a customer pays a predetermined fee for a predetermined, or unlimited, number of transactions or services during the subscription period. Revenue related to subscription-based contracts that have a preset number of transactions is recognized as the services are provided, using an effective transaction rate as the actual transactions are completed. Any remaining revenue related to unfulfilled units is not recognized until the end of the related contract subscription period. Revenue related to subscription-based contracts that have an unlimited volume is recognized straight-line over the contract term.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions. Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2015, 2014 and 2013 were $43.1 million, $31.3 million and $32.3 million, respectively.
Stock-Based Compensation
Compensation expense for all stock-based compensation awards is determined using the grant date fair value and includes an estimate for expected forfeitures. Expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period. The details of our stock-based compensation program are discussed in Note 14, “Stock-Based Compensation.”
Income Taxes
Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the change. We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 13, “Income Taxes,” for additional information.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The exchange rate losses for the years ended December 31, 2015, 2014 and 2013, were $3.6 million, $1.1 million and $0.8 million, respectively.
Cash and Cash Equivalents
We consider investments in highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on our historical write-off experience, analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in adverse financial condition or for existing contractual disputes. Adjustments to the allowance are recorded as a bad debt expense in selling, general and administrative expenses. Trade accounts receivable are written off against the allowance when we determine that they are no longer collectible. We reassess the adequacy of the allowance for doubtful accounts each reporting period.
Long-Lived Assets
Property, Plant, Equipment and Intangibles
Property, plant and equipment is depreciated primarily using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are generally depreciated over twenty years. Computer equipment and purchased software are depreciated over three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Other assets are depreciated over five to seven years. Intangibles, other than indefinite-lived intangibles, are amortized using the straight-line method over their economic life, generally three to forty years. Assets to be disposed of, if any, are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. See Note 3, “Property, Plant and Equipment,” and Note 5, “Intangible Assets,” for additional information about these assets.

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
Impairment of Long-Lived Assets
We review long-lived assets that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. No significant impairment charges were recorded during 2015, 2014 or 2013.
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
At December 31, 2015 and 2014, the Company's marketable securities consisted of trading securities and available-for-sale securities. The trading securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. The available-for-sale securities relate to foreign exchange-traded corporate bonds. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. We follow fair value guidance to measure the fair value of our financial assets as further described in Note 15, "Fair Value."
We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income. There were no other-than-temporary impairments of marketable securities in 2015, 2014 or 2013.
Goodwill and Other Indefinite-Lived Intangibles
Goodwill and any indefinite-lived intangible assets are allocated to various reporting units, which are an operating segment or one level below an operating segment. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the fourth quarter, or on an interim basis if an indicator of impairment is present. For goodwill, we compare the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. For other indefinite-lived intangibles, if any, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded. We use discounted cash flow techniques to determine the fair value of our reporting units and other indefinite-lived intangibles. See Note 4, “Goodwill,” and Note 5, “Intangible Assets,” for additional information about these assets.
Benefit Plans
We maintain a 401(k) defined contribution profit sharing plan for eligible employees. We provide a partial matching contribution and a discretionary contribution based on a fixed percentage of a participant’s eligible compensation. Contributions to this plan for the years ended December 31, 2015, 2014 and 2013 were $17.0 million, $14.1 million and $12.4 million, respectively. We also maintain a nonqualified deferred compensation plan for certain key employees. The deferred compensation plan contains both employee deferred compensation and company contributions. These investments are held in the TransUnion Rabbi Trust, and are included in marketable securities in the consolidated balance sheets. The assets held in the Rabbi Trust are for the benefit of the participants in the deferred compensation plan, but are available to our general creditors in the case of our insolvency. The liability for amounts due to these participants is included in other current liabilities and other liabilities in the consolidated balance sheets.

Recently Adopted Accounting Pronouncements
On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU No. 2013-11 provides guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This guidance was prospectively adopted by the Company effective January 1, 2014, and did not result in a material change in the Company’s consolidated financial statements. See Note 13, "Income Taxes," for further details regarding the impact of this adoption.
On November 20, 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740). ASU No. 2015-17 reduces complexity of classifying deferred taxes on the balance sheet by eliminating the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Upon adoption, organizations are required to classify all deferred tax assets and liabilities as noncurrent. This amendment is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. We have early adopted this amendment on a prospective basis as of December 31, 2015, and report all of our deferred taxes as non-current liabilities in our consolidated balance sheets as of December 31, 2015.
Recent Accounting Pronouncements Not Yet Adopted
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
On April 7, 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs to be presented in the balance sheet as a direct reduction of the carrying amount of the corresponding debt. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods therein. Early adoption is permitted. Upon adoption, the impact of this guidance will reduce the net carrying value of debt disclosed in our consolidated balance sheet.
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

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, the ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. We are currently assessing the impact this guidance will have on our consolidated financial statements.

2. Other Current Assets
Other current assets consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
Prepaid expenses	$41.9	$43.4
Other investments	12.5	8.8
Marketable securities	2.9	3.0
Deferred financing fees	1.2	8.2
Income taxes receivable	0.1	2.8
Deferred income tax assets	—	51.2
Other	7.4	5.3
Total other current assets	$66.0	$122.7
Other investments are non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. As of December 31, 2015 and 2014, these investments were recorded at their carrying value. During 2015, we prospectively adopted ASU 2015-17, which resulted in a reclassification of current deferred income taxes to noncurrent deferred tax liabilities at December 31, 2015.
3. Property, Plant and Equipment
Property, plant and equipment, including those acquired by capital lease, consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
Computer equipment and furniture	$187.3	$153.1
Building and building improvements	91.4	89.0
Purchased software	75.4	59.5
Land	3.2	3.2
Total cost of property, plant and equipment	357.3	304.8
Less: accumulated depreciation	(174.3)	(123.4)
Total property, plant and equipment, net of accumulated depreciation	$183.0	$181.4
Depreciation expense, including depreciation of assets recorded under capital leases, for the years ended December 31, 2015, 2014 and 2013 was $60.3 million, $56.7 million and $44.0 million, respectively.
4. Goodwill
Goodwill is tested for impairment at the reporting unit level on an annual basis, in the fourth quarter, or on an interim basis if changes in circumstances could reduce the fair value of a reporting unit below its carrying value. Our reporting units are consistent with our operating segments for the U.S. Information Services and Consumer Interactive segments. The reporting units for our International segment are the geographic regions of Africa, Canada, Latin America and Asia-Pacific.
Our impairment tests are performed using a discounted cash flow analysis that requires certain assumptions and estimates regarding economic factors and future profitability. Goodwill impairment tests performed during 2015, 2014 and 2013 resulted in no impairment. At December 31, 2015, there was no accumulated goodwill impairment loss.

Goodwill allocated to our segments as of December 31, 2015, 2014 and 2013, and the changes in the carrying amount of goodwill during those periods consisted of the following:

(in millions)	USIS	International	Consumer Interactive	Total
Balance, December 31, 2013	$1,256.5	$517.0	$136.2	$1,909.7
Purchase accounting adjustments	10.3	—	—	10.3
Acquisitions	40.8	92.9	—	133.7
Foreign exchange rate adjustment	—	(29.8)	—	(29.8)
Balance, December 31, 2014	$1,307.6	$580.1	$136.2	$2,023.9
Purchase accounting adjustments	(5.7)	1.8	—	(3.9)
Acquisitions	13.2	—	—	13.2
Foreign exchange rate adjustment	—	(49.8)	—	(49.8)
Balance, December 31, 2015	$1,315.1	$532.1	$136.2	$1,983.4
5. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. Increases to the gross amount of intangible assets during 2015 included expenditures to develop internal use software and increases due to business acquisitions, partially offset by the impact of foreign exchange rate adjustments.
Intangible assets consisted of the following:

	December 31, 2015			December 31, 2014
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Database and credit files	$791.3	$(185.8)	$605.5	$801.3	$(135.8)	$665.5
Internal use software	628.5	(308.3)	320.2	580.0	(187.3)	392.7
Customer relationships	392.0	(66.4)	325.6	392.4	(46.0)	346.4
Trademarks, copyrights and patents	571.6	(53.9)	517.7	571.5	(37.9)	533.6
Noncompete and other agreements	2.0	(0.9)	1.1	2.2	(0.8)	1.4
Total intangible assets	$2,385.4	$(615.3)	$1,770.1	$2,347.4	$(407.8)	$1,939.6
All amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Database and credit files are generally amortized over a twelve- to fifteen-year period. Internal use software is amortized generally over three- to seven-year period. Customer relationships are amortized over a ten- to twenty-year period. Trademarks are generally amortized over a forty-year period. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated economic life.
Amortization expense related to intangible assets for the years ended December 31, 2015, 2014 and 2013 was $218.1 million, $184.5 million and $142.8 million, respectively. Estimated future amortization expense related to intangible assets at December 31, 2015, is as follows:

(in millions)	Annual Amortization Expense
2016	$194.1
2017	162.3
2018	145.8
2019	116.9
2020	106.5
Thereafter	1,044.5
Total future amortization expense	$1,770.1

6. Other Assets
Other assets consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
Investments in affiliated companies	$50.5	$52.8
Other investments	13.0	18.8
Marketable securities	11.2	10.9
Deferred financing fees	4.9	25.8
Deposits	1.8	11.5
Other	1.3	0.1
Total other assets	$82.7	$119.9
Other investments are non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. As of December 31, 2015 and 2014, these investments were recorded at their carrying value.
7. Investments in Affiliated Companies
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. During 2014, we incurred a loss of $4.1 million recorded in our USIS segment on a cost method investment that was liquidated. The loss was included in other income and expense in the consolidated statements of income. We had no impairments of investments in affiliated companies during 2015 or 2013.
Investments in affiliated companies consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
Trans Union de Mexico, S.A. (25.69% ownership interest)	$39.2	$45.0
All other equity method investments	6.3	6.9
Total equity method investments	$45.5	$51.9
Total cost method investments	5.0	0.9
Total investments in affiliated companies	$50.5	$52.8
These balances are included in other assets in the consolidated balance sheets.

During 2014, we increased our equity interest in CIBIL to 55.0%, obtained control and began consolidating results of operations of CIBIL as part of our International segment from the date we obtained control. As a result, CIBIL is no longer an equity method investment as of the date we obtained control.

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
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013
Earnings from equity method investments	$8.8	$12.5	$13.7
Dividends received from equity method investments	$8.7	$9.2	$10.1
Under SEC Regulation S-X, Rule 4-08(g), our investment in TransUnion de Mexico, S.A. is considered a significant equity method investment. The summarized financial information and earnings for all of our equity method investments as required by SEC Regulation S-X, Rule 1-02(bb)(i) and (ii) consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
Current assets	$52.9	$57.8
Noncurrent assets	$14.5	$14.7
Current liabilities	$18.2	$18.0
Noncurrent liabilities	$0.1	$0.1

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013
Revenue	$106.1	$124.9	$132.6
Operating income	$40.6	$55.7	$57.7
Income from continuing operations	$31.9	$43.9	$48.2
Net income	$31.9	$43.9	$48.2
Dividends received from cost method investments were $0.8 million, $0.8 million and $0.7 million in 2015, 2014 and 2013, respectively. Dividends received from cost method investments have been included in other income and expense.
8. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
Accrued payroll	$74.5	$71.5
Accrued employee benefits	24.2	13.0
Accrued legal and regulatory	16.3	17.8
Deferred revenue	10.6	8.6
Accrued interest	1.0	20.5
Other	20.1	18.0
Total other current liabilities	$146.7	$149.4
9. Other Liabilities
Other liabilities consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
Retirement benefits	$11.2	$10.8
Unrecognized tax benefits	0.3	0.3
Other	16.3	11.0
Total other liabilities	$27.8	$22.1

10. Debt
Debt outstanding consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2021, including variable interest (3.50% at December 31, 2015) at LIBOR or alternate base rate, plus applicable margin, including original discount of $7.3 million and $4.3 million at December 31, 2015 and December 31, 2014, respectively	$1,859.4	$1,881.5
Senior Secured Term Loan A, payable in quarterly installments through June 30, 2020, including variable interest (2.86% at December 31, 2015) at LIBOR or alternate base rate, plus applicable margin, including original discount of $0.7 million at December 31, 2015	340.5	—
Senior secured revolving line of credit, due on June 30, 2020, variable interest at LIBOR or alternate base rate, plus applicable margin	—	50.0
9.625% Senior Notes - Senior unsecured PIK toggle notes, semi-annual interest payments, 9.625% fixed interest per annum	—	600.0
8.125% Senior Notes - Senior unsecured PIK toggle notes, semi-annual interest payments, 8.125% fixed interest per annum, including original issuance discount of $1.3 million at December 31, 2014	—	398.7
Other notes payable	6.2	7.4
Capital lease obligations	2.4	2.3
Total debt	$2,208.5	$2,939.9
Less short-term debt and current portion of long-term debt	(43.9)	(74.0)
Total long-term debt	$2,164.6	$2,865.9
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2015, were as follows:

(in millions)
2016	$43.9
2017	41.7
2018	45.4
2019	45.3
2020	268.4
Thereafter	1,771.8
Unamortized premiums and discounts on notes	(8.0)
Total	$2,208.5
Senior Secured Credit Facility
On June 15, 2010, our subsidiary, Trans Union LLC, entered into a senior secured credit facility with various lenders. The senior secured credit facility consists of a senior secured term loan and a senior secured revolving line of credit. In June 2015, we entered into amendments to refinance the senior secured credit facility with a new $1,881.0 million term loan ("Senior Secured Term Loan B") and a new $350.0 million five-year senior secured term loan ("Senior Secured Term Loan A") that was drawn in July 2015. Among other things, the amendments lowered the interest rate floor and modified the step-down interest rate margin based on achieving certain total leverage ratios and senior secured net leverage ratios. The amendments also refinanced the existing revolving line of credit and replaced it with a five-year $210.0 million revolving line of credit. The capacity under the senior secured credit facility may be increased by an additional $450.0 million so long as certain financial conditions are met, subject, in each case, to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.
On July 15, 2015, we used the net proceeds from our IPO, along with the $350.0 million borrowings from the Senior Secured Term Loan A, to redeem all of the outstanding 9.625% and 8.125% Senior Notes. Collectively the refinance and redemptions resulted in $37.6 million of expenses recorded in other income and expense in the consolidated statement of income in 2015, including a prepayment premium, the write-off of unamortized deferred financing fees and discounts, and certain transaction costs.

On April 9, 2014, we refinanced and amended the then existing senior secured credit facility. The refinancing resulted in an increase in the outstanding senior secured term loan from $1,120.5 million to $1,900.0 million. The additional borrowings were used in part to repay all amounts outstanding under the existing senior secured revolving line of credit and pay fees and expenses associated with the refinancing transaction. On May 9, 2014, the remaining borrowings were used to redeem the entire $645.0 million outstanding balance of the 11.375% notes issued by TransUnion LLC and its wholly-owned subsidiary, TransUnion Financing Corporation, including a prepayment premium and unpaid accrued interest through June 15, 2014. The early redemption of the 11.375% notes resulted in a net gain of $45.8 million recorded in other income and expense in the consolidated statements of income in 2014 consisting of an unamortized fair value adjustment increase in the 11.375% notes of $89.4 million less an early redemption premium and other costs totaling $43.6 million. The senior secured credit facility refinancing resulted in $12.7 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in 2014.
Interest rates on the refinanced Senior Secured Term Loan B are based on the London Interbank Offered Rate ("LIBOR") unless otherwise elected, and subject to a floor of 0.75%, plus a margin of 2.75% or 3.00% depending on our senior secured net leverage ratio. The Company is required to make principal payments of 0.25% of the 2014 refinanced principal balance at the end of each quarter, with the remaining balance due April 9, 2021. The Company is also required to make additional payments based on excess cash flows, as defined in the agreement, of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. There were no excess cash flows for 2015 and therefore no payment will be required in 2016.
Interest rates on Senior Secured Term Loan A are based on LIBOR unless otherwise elected, plus a margin of 2.00% or 2.25% depending on our total net leverage ratio. The Company is required to make principal payments of 1.25% of the original principal balance at the end of each quarter for the first two years increasing to 1.875% each quarter for the last three years, with the remaining balance due June 30, 2020.
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
With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. We are in compliance with all of the loan covenants. The senior secured net leverage test must be met as a condition to incur additional indebtedness and at the end of each fiscal quarter. As of December 31, 2015, this covenant required us to maintain a net leverage ratio on a pro forma basis equal to, or less than, 6.5-to-1. As of December 31, 2015, we were in compliance with all debt covenants.
On December 18, 2015, we terminated the interest rate swaps we entered into on April 30, 2012, by paying off the outstanding liability balance of $2.7 million. Prior to termination of the swaps, changes in the fair value for the year ended December 31, 2015 resulted in a loss of $0.8 million recorded in other income and expense. We entered into these swap agreements to effectively fix the interest payments on a portion of the then existing senior secured term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. Under the swap agreements we paid a fixed rate of interest of 2.033% and received a variable rate of interest equal to the greater of 1.50% or the three-month LIBOR. The net amount paid or received was recorded as an adjustment to interest expense. As a result of the April 9, 2014, senior secured credit facility amendment, the swaps no longer were expected to be highly effective and no longer qualified for hedge accounting. The total fair value of the swap instruments as of April 9, 2014, of $1.6 million was recorded in other liabilities in the consolidated balance sheet. The corresponding net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the initial life of the swaps.
On December 18, 2015, we entered into interest rate cap agreements that will effectively cap our LIBOR exposure on a portion of our existing senior secured term loans at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The initial aggregate notional amount under these agreements is $1,526.4 million and is scheduled to decrease each quarter beginning September 30, 2016, until the agreement terminates on June 30, 2020. Beginning July 2016, we will pay the various counter-parties a fixed rate of interest on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%. We will record the net payments paid or received as interest expense. The change in fair value of the caps is recorded in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the caps are effective, and in other income and expense in the consolidated statements of income to the extent the caps are ineffective. During December 2015, the change in the fair value of the caps resulted in a gain of $0.3 million recorded in other comprehensive income (loss), net of tax and a gain of $0.1 million recorded in other income and expense. Ineffectiveness is due to, and will continue to result from, financing the estimated cap premium payments. Amounts in other comprehensive income will be reclassified into earnings in the same period in which the hedged forecasted transaction affects earnings.
Fair Value of Debt
The book value of our variable-rate debt excluding original issue discounts approximates its fair value. The estimated fair value of our debt does not represent the actual settlement value due to prepayment penalties that we may incur in connection with extinguishing our debt before its stated maturities.
11. Stockholders' Equity
Stock Split
In June 2015, in anticipation of our IPO, our board of directors authorized and we effected a 1.333 to 1 stock split of our common stock. All periods presented in these financial statements reflect this split. The impact of the split resulted in a reclassification of beginning balance of additional paid-in capital to common stock to reflect the increase in par value.
Authorization of additional Common Stock and Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation became effective as of June 24, 2015. The amendment, among other things, provides that the Company’s authorized capital stock consists of 1.0 billion shares of common stock and 100.0 million shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2015.
Initial Public Offering
On June 30, 2015, we completed our initial public offering of 33,977,273 shares including 4,431,818 shares pursuant to the underwriters' option to purchase additional shares at a public offering price of $22.50 per share. Proceeds from the IPO, net of underwriting fees and commissions and estimated costs payable by us, were approximately $714.7 million. The net proceeds from the IPO and the proceeds from the Senior Secured Term Loan A were used to redeem our outstanding Senior Notes as discussed in Note 10, "Debt."
12. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our long-term incentive stock plans.
As of December 31, 2015, less than 0.1 million outstanding service-based stock awards were excluded from the diluted earnings per share calculation because they were anti-dilutive. In addition, 6.1 million outstanding contingently issuable market-based stock awards were excluded from the diluted share calculation because the market conditions had not been met. As of December 31, 2014 and 2013, respectively, 4.1 million and 3.8 million outstanding service-based stock awards were excluded from the diluted earnings per share calculation because they were anti-dilutive since we reported a net loss in each period. In addition, 6.2 million and 5.6 million outstanding contingently issuable market-based stock awards were excluded from the diluted earnings per share calculations in each respective year because the market conditions had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013

Earnings per share - basic
Earnings available to common shareholders	$5.9	$(12.5)	$(35.1)
Weighted average shares outstanding	165.3	147.3	146.4
Earnings per share - basic	$0.04	$(0.09)	$(0.24)

Earnings per share - diluted
Earnings available to common shareholders	$5.9	$(12.5)	$(35.1)

Weighted average shares outstanding	165.3	147.3	146.4
Dilutive impact of stock based awards	1.5	—	—
Weighted average dilutive shares outstanding	166.8	147.3	146.4
Earnings per share - diluted	$0.04	$(0.09)	$(0.24)
13. Income Taxes
The provision (benefit) for income taxes on income (loss) consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013
Federal
Current	$3.8	$(0.1)	$0.1
Deferred	(8.2)	(15.9)	(15.5)
State
Current	(0.3)	0.4	—
Deferred	(5.5)	0.1	(0.3)
Foreign
Current	25.1	23.1	18.4
Deferred	(3.6)	(5.0)	(0.4)
Total provision for income taxes	$11.3	$2.6	$2.3
The components of income (loss) before income taxes consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013
Domestic	$(30.5)	$(54.1)	$(72.9)
Foreign	57.1	52.3	47.0
Income (loss) before income taxes	$26.6	$(1.8)	$(25.9)

The effective income tax rate reconciliation consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2015		2014		2013
Income taxes at 35% statutory rate	$9.3	35.0%	$(0.6)	35.0%	$(9.1)	35.0%
Increase (decrease) resulting from:
State taxes	(5.8)	(21.8)%	0.4	(23.9)%	(0.1)	0.4%
Foreign rate differential	(2.6)	(9.9)%	(1.8)	98.7%	(0.9)	3.5%
Current year tax impact of unremitted foreign earnings	11.1	41.8%	5.6	(308.4)%	15.1	(58.0)%
Impact of foreign dividends	0.1	0.2%	—	(1.6)%	(1.7)	6.4%
Other	(0.8)	(2.9)%	(1.0)	56.0%	(1.0)	3.9%
Total	$11.3	42.4%	$2.6	(144.2)%	$2.3	(8.8)%

For 2015, we reported income before income taxes and a 42.4% effective tax rate, which is higher than the 35.0% U.S. federal statutory rate due primarily to tax on our foreign earnings that are not considered permanently reinvested outside the United States, partially offset by a favorable foreign tax rate differential and a credit to deferred state tax expense for changes in state tax rates.

For 2014 and 2013, we reported a loss before income taxes with income tax expense, resulting in a negative effective tax rate for both periods. This rate was lower than the 35.0% U.S. federal statutory rate due primarily to tax on our foreign earnings that are not considered permanently reinvested outside the United States.

Subpart F of the U.S. Internal Revenue Code requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including earnings of certain foreign subsidiaries, regardless of whether that income is remitted to the United States. The look-through rule of Subpart F grants an exception for any passive income of certain foreign subsidiaries that is attributable to an active business. When the look-through exception is not in effect, we are required to accrue a tax liability for those foreign earnings as if those earnings were distributed to the United States. On January 2, 2013 the look-through rule exception for 2012 was retroactively reinstated to January 1, 2012. As a result, we recorded an adjustment in 2013 to account for the reinstatement of the look-through rule retroactive to the prior year. For 2015 and 2014, the look-through rule exception was in effect.

No provision has been made for U.S. income taxes or foreign withholding taxes on $118.4 million of unremitted earnings from certain foreign subsidiaries that we assert are permanently reinvested in operations outside the United States. Remitting these earnings to the United States would result in additional tax expense that could be as high as approximately $42 million, assuming we cannot use any of the related foreign tax credits. As of December 31, 2015, we have made a provision for U.S. income taxes or foreign withholding taxes of $43.2 million on $123.5 million of unremitted earnings from certain other foreign subsidiaries, as those earnings are not permanently reinvested outside the United States.

Components of net deferred income tax consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
Deferred income tax assets:
Compensation	$13.7	$9.8
Employee benefits	5.8	7.8
Legal reserves and settlements	5.1	5.3
Hedge investments	0.2	0.7
Financing related costs	4.1	3.6
Loss and credit carryforwards	96.2	110.7
Other	7.8	8.6
Gross deferred income tax assets	132.9	146.5
Valuation allowance	(46.7)	(42.1)
Total deferred income tax assets, net	$86.2	$104.4
Deferred income tax liabilities:
Depreciation and amortization	$(606.2)	$(663.3)
Investments in affiliated companies	(14.9)	(15.0)
Taxes on undistributed foreign earnings	(49.8)	(50.4)
Other	(3.7)	(1.3)
Total deferred income tax liability	(674.6)	(730.0)
Net deferred income tax liability	$(588.4)	$(625.6)
Deferred tax assets and liabilities result from temporary differences between tax and accounting policies. If certain deferred tax assets are not likely to be recovered in future years, a valuation allowance is recorded. During 2015, our valuation allowance increased $4.6 million primarily due to the current year foreign tax credit carryforward. As of December 31, 2015 and 2014, a valuation allowance of $46.7 million and $42.1 million, respectively, was recorded against the deferred tax assets generated by capital loss, foreign loss and foreign tax credit carryforwards. Our capital loss carryforwards will expire over the next five years, our U.S. net operating loss carryforward will expire in twenty years, and our foreign loss and foreign tax credit carryforwards will expire over the next ten years.
The total amount of unrecognized tax benefits as of December 31, 2015 and 2014, was $1.9 million and $1.9 million, respectively. These same amounts would affect the effective tax rate, if recognized.
The total amount of unrecognized tax benefits consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
Balance as of beginning of period	$1.9	$4.6
Increase in tax positions of prior years	0.1	—
Decrease in tax positions due to settlement and lapse of statute	(0.1)	(2.7)
Balance as of end of period	$1.9	$1.9
We classify interest on unrecognized tax benefits as interest expense and tax penalties as other income or expense in the consolidated statements of income. We classify any interest or penalties related to unrecognized tax benefits as other liabilities in the consolidated balance sheets. Interest expense related to taxes was insignificant for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and 2014, accrued interest payable for taxes was $0.1 million and $0.9 million, respectively. There was no significant expense recognized for tax penalties for the years ended December 31, 2015, 2014 or 2013, and no significant liability recorded for tax penalties as of December 31, 2015 or 2014.
We are regularly audited by federal, state, local and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amount of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. As of December 31, 2015, we successfully resolved our 2009 through 2011 IRS Audit with an insignificant fourth quarter 2015 adjustment to the tax liability for those years. Tax years 2006 and forward remained open for examination in some state and foreign jurisdictions, and tax years 2012 and forward remained open for U.S. federal purposes.
14. Stock-Based Compensation
For the years ended December 31, 2015, 2014 and 2013, we recognized stock-based compensation expense of $22.3 million, $10.6 million and $6.9 million, respectively, with related income tax benefits of approximately $8.3 million, $3.8 million and $2.5 million, respectively. Of the stock-based compensation expense recognized in 2015, $9.0 million was for equity-based awards and $13.3 million was for cash-settleable liability awards.
Under the TransUnion Holding Company, Inc. 2012 Management Equity Plan (the "2012 Plan"), stock-based awards could be issued to executive officers, employees and independent directors of the Company. A total of 10.1 million shares were authorized for grant under the 2012 Plan. Effective upon the closing of the IPO, the Company’s board of directors and its stockholders adopted the TransUnion 2015 Omnibus Incentive Plan (the “2015 Plan”) and no more shares could be granted under the 2012 Plan. A total of 5.4 million shares have been authorized for grant under the 2015 Plan. The 2015 Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to key employees, directors or other persons having a service relationship with the Company and its affiliates. As of December 31, 2015, the Company granted 6,085 shares of restricted stock under the 2015 Plan. There was no additional activity during 2015 under the 2015 Plan.
Effective upon the closing of the IPO, the Company’s board of directors and its stockholders adopted the TransUnion 2015 Employee Stock Purchase Plan (the “ESPP”). A total of 2.4 million shares have been authorized to be issued under the ESPP. The ESPP provides certain employees of the Company with an opportunity to purchase the Company’s Common Stock through accumulated payroll deductions. The first opportunity to purchase shares under the ESPP will be in 2016.
On June 4, 2015, in anticipation of our IPO, our board of directors authorized and we effected a 1.333 to 1 stock split of our common stock. All periods presented in these financial statements reflect this split. See Note 11, "Stockholders' Equity" for further discussion on the stock split.
2012 Plan
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

The assumptions used to value the service condition options and the weighted-average grant date fair value for the periods presented were as follows:

	Twelve Months Ended December 31,
	2015	2014	2013
Service condition options:
Dividend yield	—	—	—
Expected volatility	40%-55%	55%-60%	60%-70%
Risk-free interest rate	1.7%-2.3%	0.9%-2.3%	0.9%-1.0%
Expected life, in years	6.4	5.9-6.4	5.9-6.1
Weighted-average grant date fair value	$7.40	$6.12	$4.21

Market condition options:
Weighted-average grant date fair value	$7.15	$5.59	$3.89
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
Stock option activity as of and for the years ended December 31, 2015 and 2014, consisted of the following:

(in millions, except share and per share information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	10,243,368	$6.62	8.2	$65.8
Granted	475,169	$14.56
Exercised	(449,349)	$5.38
Forfeited	(453,856)	$7.83
Expired	(572)	$8.57
Outstanding at December 31, 2015	9,814,760	$7.02	7.3	$201.7

Fully vested and expected to vest at December 31, 2015	7,627,081	$7.19	7.3	$155.5
Exercisable at December 31, 2015	1,773,822	$6.12	7.0	$38.1
As of December 31, 2015, stock-based compensation expense remaining to be recognized in future years related to options, excluding an estimate for forfeitures, was $9.1 million for service condition options and $10.7 million for market condition options, with weighted-average recognition periods of 2.8 years and 2.8 years, respectively. During 2015, cash received from the exercise of stock options was $2.4 million and the tax benefit realized from exercise of stock options was $1.8 million.
The intrinsic value of options exercised and the fair value of options vested for the periods presented are as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Intrinsic value of options exercised	$5.2	$1.1	$0.5
Total fair value of options vested	$3.8	$3.0	$3.7
Stock appreciation rights
During the years ended December 31, 2015, 2014 and 2013, the Company granted 0.1 million, 0.1 million and 0.1 million stock appreciation rights (“SARs”), respectively, with weighted-average exercise prices of $21.00, $10.94 and $7.14, respectively. The SARs have a ten-year term, with 40% vesting over a five-year service period and 60% vesting over a five-year service period contingent on meeting certain market conditions. The SARs provide for cash settlement and are being accounted for as liability awards, with expense recognized based on our stock price and the percentage of requisite service rendered at the end of each reporting period.
During the year ended December 31, 2015, 0.1 million SARs had vested, 0.1 million SARs had been forfeited, and less than 0.1 million SARs had been exercised. During 2015, $0.4 million of share-based liabilities were paid for SARs that were exercised during the year. Stock-based compensation expense remaining to be recognized in future years related to SARs was $6.6 million based on the fair value of the awards at December 31, 2015. As of December 31, 2015, there were 0.8 million SARs outstanding.
Restricted stock
During 2012, the Company granted 33,434 shares of restricted stock that cliff vest after three years under the 2012 Plan. The weighted average grant date fair value was $4.99. On December 31, 2015, all of these shares of restricted stock vested. During 2015, the Company granted an additional 49,187 shares of restricted stock under the 2012 Plan that cliff vest on December 31, 2016. The weighted average grant date fair value was $20.34. As of December 31, 2015, stock-based compensation expense remaining to be recognized in future years related to restricted stock was $0.6 million with a weighted average recognition period of one year.
2015 Plan
During 2015, the Company granted 6,085 shares of restricted stock under the 2015 Plan that vest one year from the grant date. The weighted average grant date fair value was $24.65. As of December 31, 2015, stock-based compensation expense remaining to be recognized in future years related to these shares of restricted stock was $0.1 million with a weighted average recognition period of nine months.
Other
In connection with an acquisition we made in 2014, the Company issued certain equity awards to certain employees of the acquired company in exchange for stock awards they held prior to the acquisition. The new awards were for pre- and post-acquisition services. As a result, the Company recorded a $1.3 million acquisition date opening liability and $4.3 million of expense in 2015 included in stock-based compensation. These awards provide for cash settlement and are being accounted for as liability awards, with the liability valued at the probability-weighted expected payout at the end of each reporting period.
15. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$11.2	$7.2	$4.0	$—
Available for sale securities	2.9	—	2.9	—
Interest rate caps	0.4	—	0.4	—
Total	$14.5	$7.2	$7.3	$—

Liabilities
Contingent obligation	$(7.1)	$—	$—	$(7.1)
Total	$(7.1)	$—	$—	$(7.1)
Level 1 instruments consist of exchange-traded mutual funds. Exchange-traded mutual funds are trading securities valued at their current market prices. These securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants.
Level 2 instruments consist of pooled separate accounts, foreign exchange-traded corporate bonds and interest rate caps. Pooled separate accounts are designated as trading securities valued at net asset values. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants. Foreign exchange-traded corporate bonds are available-for-sale securities valued at their current quoted prices. These securities mature between 2027 and 2033. The interest rate caps fair values are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. See Note 10, “Debt” for additional information regarding interest rate caps.
Unrealized gains and losses on trading securities are included in net income, while unrealized gains and losses on available for sale securities are included in other comprehensive income. There were no significant realized or unrealized gains or losses on our securities for any of the periods presented.
Level 3 instruments consist of contingent obligations related to companies we have acquired with maximum payouts totaling $33.5 million. These obligations are contingent upon meeting certain performance requirements in 2015 through 2018. The fair values of these obligations were determined based on an income approach, using our current expectations of the future earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During 2015, we recorded a gain of $0.1 million as a result of changes to the fair value of these obligations. During 2015, we recorded a contingent obligation totaling $2.5 million related to an entity we acquired late in the year. We are still in the process of assessing the fair value of that contingent consideration.
16. Operating Segments
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
Consumer Interactive
Consumer Interactive offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution and financial management. Our products are provided through user friendly online and mobile interfaces and supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels.
Corporate
Corporate provides shared services for the Company and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically for enterprise-level functions and are primarily administrative in nature.

Selected financial information consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013
Gross revenues
U.S. Information Services	$951.9	$827.8	$748.9
International	269.6	257.7	241.0
Consumer Interactive	301.0	230.6	203.7
Total revenues, gross	1,522.5	1,316.1	1,193.6

Intersegment eliminations:
U.S. Information Services	(12.5)	(9.2)	(8.3)
International	(3.2)	(2.2)	(2.1)
Consumer Interactive	—	—	—
Total intersegment eliminations	(15.7)	(11.4)	(10.4)
Total revenues, net	$1,506.8	$1,304.7	$1,183.2

Operating income
U.S. Information Services	$157.6	$118.6	$160.6
International	21.2	22.8	19.9
Consumer Interactive	110.1	77.1	58.4
Corporate	(91.8)	(90.1)	(69.7)
Total operating income	197.1	128.4	169.2

Intersegment eliminations:
U.S. Information Services	(11.0)	(7.7)	(6.7)
International	(1.9)	(0.6)	(0.5)
Consumer Interactive	12.9	8.3	7.2
Total	—	—	—
Total operating income	$197.1	$128.4	$169.2

Reconciliation of operating income to income (loss) before income tax:
Operating income from segments	$197.1	$128.4	$169.2
Non-operating income and expense	(170.5)	(130.2)	(195.1)
Income (loss) before income tax	$26.6	$(1.8)	$(25.9)

Earnings from equity method investments included in non-operating income and expense was as follows:

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013
U.S. Information Services	$1.8	$1.2	$1.4
International	7.0	11.3	12.3
Total	$8.8	$12.5	$13.7
Total assets, by segment, consisted of the following:

(in millions)	December 31, 2015	December 31, 2014
U.S. Information Services	$2,881.3	$2,932.8
International	1,169.0	1,268.1
Consumer Interactive	285.6	268.8
Corporate	110.8	196.1
Total	$4,446.7	$4,665.8
Cash paid for capital expenditures, by segment, was as follows:

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013
U.S. Information Services	$86.5	$99.6	$46.9
International	29.8	30.1	17.1
Consumer Interactive	7.9	5.3	3.9
Corporate	8.0	20.2	13.8
Total	$132.2	$155.2	$81.7
Depreciation and amortization expense by segment was as follows:

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013
U.S. Information Services	$206.2	$174.7	$129.9
International	55.1	51.0	39.9
Consumer Interactive	11.8	10.3	8.9
Corporate	5.3	5.2	8.1
Total	$278.4	$241.2	$186.8

Percentage of revenue based on the country where it was earned, was as follows:

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013
United States	82%	80%	80%
South Africa	4%	6%	6%
Canada	4%	5%	5%
Other	10%	9%	9%

Percentage of long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	Percent of Long-Lived Assets
Country	2015	2014	2013
United States	83%	82%	85%
South Africa	2%	3%	3%
Canada	2%	3%	3%
Other	13%	12%	9%
17. Commitments
Future minimum payments for noncancelable operating leases, purchase obligations and other liabilities in effect as of December 31, 2015, are payable as follows:

(in millions)	Operating Leases	Purchase Obligations	Total
2016	$13.2	$176.5	$189.7
2017	7.6	29.6	37.2
2018	5.7	21.8	27.5
2019	5.4	2.6	8.0
2020	5.1	1.8	6.9
Thereafter	11.0	0.3	11.3
Totals	$48.0	$232.6	$280.6
Purchase obligations include $105.4 million of trade accounts payable that were included in our balance sheet as of December 31, 2015. Purchase obligations include commitments for outsourcing services, royalties, data licenses, maintenance and other operating expenses. Rental expense related to operating leases was $13.1 million, $13.4 million and $11.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
18. Contingencies
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

As of December 31, 2015 and 2014, we accrued $16.3 million and $17.8 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income.
19. Related-Party Transactions
Stockholder Agreement

TransUnion was formed by affiliates of Advent International Corporation (“Advent”) and Goldman, Sachs & Co. (“GS”) on February 15, 2012. In connection with our IPO, TransUnion, Advent and GS amended the Major Stockholders’ Agreement. Among other things, under the terms of the amended agreement, Advent and GS each have the right to appoint two members to TransUnion’s board of directors. As of December 31, 2015, Advent and GS collectively own approximately 79.4% of our outstanding stock.
Consulting Agreement
In connection with our consulting agreement we incurred fees for the years ended December 31, 2015, 2014 and 2013, totaling $0.1 million, $0.3 million and $0.3 million, respectively for both Advent and GS. This agreement terminated with our IPO.
In connection with his resignation as President and Chief Executive Officer of the Company, TransUnion and Siddharth N. (Bobby) Mehta, a director of the Company, entered into a consulting agreement, dated December 6, 2012, pursuant to which Mr. Mehta provided advice and consultation to assist Mr. Peck in the transition of duties as Chief Executive Officer and to Mr. Peck and the Board of Directors with respect to the Company's strategic operating plan and strategic opportunities or transactions considered by the Company from time to time. Pursuant to the terms of the agreement, Mr. Mehta receives a consulting services fee of $0.2 million on or before January 10 of each year during the term of the agreement. This agreement terminated on December 31, 2015.
Data and Data Services
In 2015, we entered into a series of transactions with an affiliate of GS providing for the license of depersonalized data and the provision of data services that we offer to all of our business customers. In connection with these transactions, we received aggregate fees of approximately $0.2 million in 2015.
Debt and Hedge Activities
As of December 31, 2015 and 2014, interest accrued on debt to related parties was less than $0.1 million, for each respective period. During 2015, we borrowed against our Senior Secured Term Loan A , and as of December 31, 2015, there was approximately $64.8 million owed to affiliates of GS. As of December 31, 2014 there was $10.5 million of our senior secured revolving line of credit owed to affiliates of GS and no outstanding borrowings as of December 31, 2015. During 2015, we terminated our interest rate swap agreements, paying affiliates of GS $1.7 million, and entered into a new interest rate cap agreement with one of the counter-parties being an affiliate of GS. As of December 31, 2015, the fair value of the cap owed by an affiliate of GS was $0.1 million. For the years-ended December 31, 2015, 2014 and 2013 affiliates of GS were paid $2.0 million, $1.5 million and $1.1 million, respectively, of interest expense and fees related to debt and hedge instruments.
Financing Transactions
In connection with the refinancing of our senior secured credit facility on April 9, 2014, affiliates of GS were paid $4.4 million in arrangement fees.
In connection with our 2015 refinancing transaction, affiliates of GS were paid $0.1 million in upfront fees.
Investment in Affiliated Companies
During the normal course of business we enter into transactions with companies that we hold an equity interest in. These transactions include selling and purchasing software data and professional services.
Use of IPO Proceeds
In connection with our IPO, we paid underwriting discounts and commissions of approximately $8.8 million to Goldman, Sachs & Co., affiliates of which own approximately 39.7% of our outstanding common stock. Messrs. Klemann and Rajpal, each of whom is a member of our Board of Directors, are both Managing Directors at Goldman, Sachs & Co. We believe that the services performed by Goldman, Sachs & Co. in connection with the above offering were provided on terms no more or less favorable than those with unrelated parties.

Directed Share Program
At our request, the underwriters reserved up to 1,477,273 shares of common stock, or approximately 5% of our IPO shares, for sale at the IPO to our directors, officers and employees and certain other persons associated with us. In connection with the IPO, 1,042,395 reserved shares were sold to our directors, officers and employees and certain other persons associated with us.
Issuances of Common Stock
During 2015, the Company sold an aggregate of 32,277 shares of common stock at a weighted average purchase price of $13.06 per share to an executive officer and director of the Company.
During 2014, the Company sold an aggregate of 369,905 shares of common stock at a weighted average purchase price of $10.63 per share to executive officers of the Company.
During 2013, the Company sold an aggregate of 151,817 shares of common stock at a weighted average purchase price of $7.74 per share to executive officers of the Company.
Investment Purchase
During 2015, the Company purchased an aggregate of 11,893 shares of common stock at a price of $27.80 from current executive officers of the Company. During 2014, the Company had no purchases of common stock from current or former executive officers of the Company. During 2013, the Company purchased an aggregate of 146,126 and 397,173 shares of common stock at a price of $15.22 and $8.86 per share, respectively, from former executive officers of the Company.
20. Quarterly Financial Data (Unaudited)
The quarterly financial data for 2015 and 2014 consisted of the following:

	Three Months Ended
(in millions)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$386.1	$389.1	$378.5	$353.1
Operating income	48.9	60.3	51.4	36.5
Net income (loss)	21.1	(1.0)	(0.4)	(4.4)
Net income (loss) attributable to TransUnion	19.2	(4.0)	(2.6)	(6.6)
Earnings per share:
Basic	$0.11	$(0.02)	$(0.02)	$(0.04)
Diluted	$0.10	$(0.02)	$(0.02)	$(0.04)

	Three Months Ended
(in millions)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$335.6	$338.2	$327.5	$303.4
Operating income	20.4	40.8	32.4	34.8
Net income (loss)	(10.7)	(0.1)	19.9	(13.5)
Net income (loss) attributable to TransUnion	(13.1)	(2.6)	17.9	(14.7)
Earnings per share:
Basic	$(0.09)	$(0.02)	$0.12	$(0.10)
Diluted	$(0.09)	$(0.02)	$0.12	$(0.10)

21. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in each component of accumulated other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Income / (Loss)
Balance, December 31, 2012	$(20.7)	$(3.7)	$—	$(24.4)
Change	(51.9)	3.1	—	(48.8)
Balance, December 31, 2013	$(72.6)	$(0.6)	$—	$(73.2)
Change	(44.2)	(0.2)	0.1	(44.3)
Balance, December 31, 2014	$(116.8)	$(0.8)	$0.1	$(117.5)
Change	(74.8)	0.5	—	(74.3)
Balance, December 31, 2015	$(191.6)	$(0.3)	$0.1	$(191.8)
22. Subsequent Events
On February 8, 2016, we acquired a 71% ownership interest in Central de Información Financiera ("CIFIN") for the aggregate contractual purchase price of approximately $133 million (approximately $127 million, net of cash acquired), funded with $145.0 million borrowed on our senior secured revolving line of credit. We also agreed to purchase, and the sellers agreed to sell, an additional 23.67% of the shares of CIFIN on or about May 31, 2016. CIFIN provides data to consumers and customers in Colombia across multiple industries, including financial services, insurance, telecommunications, retail and manufacturing.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s annual report on internal controls over financial reporting for TransUnion is included in Part II, Item 8 on page 62 and is incorporated by reference.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers, and their positions and ages, are set forth below:

Name	Age	Position
James M. Peck	52	Director, President & Chief Executive Officer
Samuel A. Hamood	47	Executive Vice President & Chief Financial Officer
John W. Blenke	60	Executive Vice President, Corporate General Counsel, and Corporate Secretary
Christopher A. Cartwright	50	Executive Vice President—U.S. Information Services
John T. Danaher	51	Executive Vice President—Consumer Interactive
Gerald M. McCarthy, Jr.	46	Executive Vice President—Healthcare
David M. Neenan	50	Executive Vice President—International
George M. Awad	55	Director
Christopher Egan	39	Director
Pamela A. Joseph	56	Director
Gilbert H. Klemann	36	Director
Siddharth N. (Bobby) Mehta	57	Director
Leo F. Mullin	73	Director, Chairman of the Board
Andrew Prozes	70	Director
Sumit Rajpal	40	Director
Steven M. Tadler	56	Director
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
Samuel A. Hamood joined the Company in February 2008. Since Mr. Hamood joined, he has served as Executive Vice President and Chief Financial Officer. From 2000 through January 2008, he held a variety of positions at Electronic Data Systems. From January 2007 to January 2008, he was the Chief Financial Officer for the U.S. Region. From April 2004 to December 2006, he was the Vice President of Investor Relations. From 2002 through March 2004, he was the Senior Director of Corporate Strategy and Planning. Prior to that, he spent six years with the Walt Disney Company in a variety of finance and strategy roles with increasing levels of responsibility. He also spent five years in the audit practice of Deloitte and Touche, LLP.
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
Christopher A. Cartwright joined the Company in August 2013 as Executive Vice President-U.S. Information Services. From December 2010 through March 2013, he was the Chief Executive Officer of Decision Insight Information Group, a portfolio of independent businesses providing real property information, software and services to insurance, finance, legal and real estate professionals in the United States, Canada and Europe. From June 1997 through October 2010, he held a variety of positions at Wolters Kluwer, a global information services and workflow solutions company, where he was CEO of Corporate Legal and Financial Services Division of North America and Shared Services. Prior to Wolters Kluwer, he was Senior Vice President, Strategic Planning & Operations for Christie’s Inc. and Strategy Consultant for Coopers and Lybrand.

John T. Danaher joined the Company in November 2002 and is currently Executive Vice President-Consumer Interactive. Mr. Danaher has more than 25 years of financial services industry expertise and direct marketing experience and has served as the president of the consumer subsidiary of TransUnion since 2004. Prior to TransUnion, from 2001 to 2002, Mr. Danaher was Chief Operating Officer of TrueLink, Inc., which was acquired by TransUnion. Mr. Danaher joined TrueLink, Inc. from Citibank, where he held several roles including Vice President of E-Commerce, where he was responsible for planning and executing Citibank’s e-commerce strategy for home equity loan products. He also served in a variety of leadership roles in operations and technology.
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
George M. Awad has served as a director since November 2013. Mr. Awad created and is the principal of Gibraltar Capital Corporation, a wealth management and advisory firm providing investment and business advice to wealthy, internationally-based families. He is a highly accomplished executive with exceptional operating experience in running large, global businesses across the full suite of consumer financial services products, including senior leadership roles with GE Capital (1988-2006) and Citigroup, Inc. (2006-2011), with focus on domestic and global markets. Most recently, Mr. Awad served as CEO, Consumer Finance for Citigroup, with prior positions as CEO, North America Cards and CEO, Global Consumer Group EMEA.
Christopher Egan has served as a director since April 2012. Mr. Egan is a Managing Director at Advent International, having joined the firm in 2000. He has co-led Advent’s investments in nine companies, including Equiniti, BondDesk Group, National Bankruptcy Services, Datek Online Holdings, CETIP, Sophis, RedPrairie, GFI Group and P2 Energy Group. Mr. Egan previously worked at UBS Warburg in the financial sponsors group. Mr. Egan also serves as a director on the board of P2 Energy Group.
Pamela A. Joseph has served as a director since September 2015. Ms. Joseph recently retired as Vice Chairman of U. S. Bancorp Payment Services and Chairman of Elavon (formerly NOVA Information Systems, Inc.), a wholly-owned subsidiary of U. S. Bancorp, a position she held since 2004. Ms. Joseph currently is a director of Centene Corporation (since 2007) and Paychex, Inc. (since 2005). She serves on the Audit Committee and Compensation Committee of Centene and on the Audit and Executive Committee of Paychex.
Gilbert H. Klemann has served as a director since June 2015. Mr. Klemann is a Managing Director in the Merchant Banking Division of Goldman, Sachs & Co. ("GS MBD") , where he focuses on investments in financial services. He joined Goldman, Sachs & Co. in 2001 in the Investment Banking Division, rejoined in 2006 in GS MBD and became a Managing Director in 2013. Mr. Klemann also serves as a director on the board of Safe-Guard Products International LLC.
Siddharth N. (Bobby) Mehta has served as a director since April 2012 and is the former President and Chief Executive Officer of TransUnion. He joined the Company in August 2007 and served as the President & Chief Executive Officer until December 31, 2012. From May 2007 through July 2007, he was a consultant to our board of directors. From 1998 through February 2007, he held a variety of positions with HSBC Finance Corporation and HSBC North America Holdings, Inc., including Chairman and Chief Executive Officer of HSBC Finance Corporation. He also serves on the board of directors of The Allstate Corporation, Piramal Enterprises Limited, DataCard Group, The Chicago Public Education Fund, The Field Museum, the Myelin Repair Foundation, The Lab School and Avant Inc.
Leo F. Mullin has served as a director since 2012. He was appointed as Chairman of the Board in February 2015. Mr. Mullin is a Senior Advisor, on a part-time basis, to Goldman Sachs Capital Partners ("GSCP"), including board service on companies in which GSCP has invested. Mr. Mullin retired from Delta Airlines in April 2004, after having served as Chief Executive Officer of Delta since 1997 and Chairman since 1999. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation, the nation’s tenth largest bank, from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995, and as Chairman and Chief Executive Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. He has also served as a senior vice president at Conrail for five years, and as a consultant with McKinsey and Company for nine years, the last three years as a partner. Mr. Mullin previously served as director of the publicly held company Johnson & Johnson from 1999 to April 2015, and currently serves as a director of the publicly held company, Chubb.
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
Sumit Rajpal has served as director since April 2012, Mr. Rajpal is a Managing Director in GS MBD, where he leads the financial services investment practice globally. He joined Goldman Sachs & Co. in 2000 and became a Managing Director in 2007. Mr. Rajpal also serves as a director on the boards of Safe-Guard Products International LLC, Hastings Insurance Services Limited, ProSight Specialty Insurance Holdings, Banner Corp. (formerly known as SKBHC Holdings, LLC) where he is an observer on the board, Enstar Group Limited and Ipreo Parent Holdco LLC.
Steven M. Tadler has served as a director since April 2012. Mr. Tadler is a Managing Partner at Advent International, having joined the firm in 1985 and becoming Managing Director of the North American buyouts group in 1994. From 1997 to 2006, Mr. Tadler headed Advent’s European Operations. Mr. Tadler also serves as a director on the boards of Bojangles’, Inc., wTe Corporation, and Advent.
There are no family relationships among any of the Company’s directors and executive officers.
Corporate Governance and Other Board Matters
Our business and affairs are managed under the direction of our Board of Directors. Our certificate of incorporation provides for a classified board of directors, with 3 directors in Class I (Messrs. Awad, Mehta and Prozes), 3 directors in Class II (Messrs. Klemann, Mullin and Tadler) and 4 directors in Class III (Messrs. Egan, Peck and Rajpal and Ms. Joseph). The Board met six times during 2015.
Background and Experience of Directors
When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.
In particular, the members of our Board of Directors considered the following important characteristics: (i) Mr. Egan and Mr. Tadler are representatives appointed by affiliates of Advent, one of our principal stockholders, and have significant financial, investment and operational experience from their involvement in Advent’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Mr. Rajpal and Mr. Klemann are representatives appointed by affiliates of GS, one of our principal stockholders, and have significant financial, investment and operational experience from their involvement in GS’ investment in numerous portfolio companies and have played active roles in overseeing those businesses, (iii) Mr. Awad and Mr. Prozes each have had significant executive level experience throughout their careers in leading consumer financial services companies, (iv) Mr. Peck, our President and Chief Executive Officer, previously served as Chief Executive Officer for the risk solutions business of LexisNexis, (v) Mr. Mullin, Chairman of the Board of Directors, has extensive experience in large, multinational corporations, having served as Chief Executive Officer and Chairman of Delta Airlines, Vice Chairman of Unicom Corporation and President and Chief Operating Officer of First Chicago Corporation, (vi) Mr. Mehta previously served as our President and Chief Executive Officer and, in addition, previously held a variety of positions with HSBC North America Holdings, Inc., including Chairman and Chief Executive Officer of HSBC North America Holdings, Inc. and Chief Executive Officer of HSBC Finance Corporation, and (viii) Ms. Joseph brings significant executive and finance experience as she served as Vice Chairman of U.S. Bancorp Payment Services and Chairman of Elavon (formerly NOVA Information Systems, Inc.), a wholly owned subsidiary of U.S. Bancorp.

Board Leadership Structure
Our Board of Directors is led by Mr. Mullin, our Non-Executive Chairman. We do not have a policy on whether the role of Chairman and Chief Executive Officer should be separate or combined. At this time, the Chief Executive Officer position is separate from the Chairman position. We believe that the separation of the Chairman and Chief Executive Officer positions is appropriate corporate governance for us at this time.
 Role of Board in Risk Oversight
The Board of Directors has extensive involvement in the oversight of risk management related to us and our business and accomplishes this oversight through the regular reporting by the Audit and Compliance Committee. The Audit and Compliance Committee represents the Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the oversight of administrative and financial controls and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, and internal audit functions, the Audit and Compliance Committee reviews and discusses all significant areas of our business and summarizes for the Board of Directors all areas of risk and the appropriate mitigating factors. In addition, our Board receives periodic detailed operating performance reviews from management.
Controlled Company Exemption
Pursuant to the Amended and Restated Major Stockholders’ Agreement, dated June 23, 2015 (the “Amended and Restated Major Stockholders’ Agreement”), by and among TransUnion, Advent-TransUnion Acquisition Limited Partnership (the “Advent Investor”), and GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., Spartan Shield Holdings, GS Capital Partners Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holding, L.P., Opportunity Partners Offshore-B Co-Invest AIV, L.P. (the “GS Investors” and, together with the Advent Investor, the “Sponsors”), our board of directors consists of two directors designated by the GS Investors (Messrs. Klemann and Rajpal) and two directors designated by the Advent Investor (Messrs. Egan and Tadler). Our board of directors also includes our President and Chief Executive Officer, Jim Peck, and five unaffiliated directors, Ms. Joseph and Messrs. Awad, Mehta, Mullin and Prozes.
As of the date hereof, affiliates of the Sponsors beneficially own more than 50% of our common stock and voting power. As a result, (i) under the terms of the Amended and Restated Major Stockholders’ Agreement, affiliates of the Sponsors have agreed to vote for one another’s respective Board nominees (see “Certain Relationships and Related Transactions and Director Independence - Major Stockholders’ Agreement”) and (ii) we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including (1) the requirement that a majority of the Board of Directors consist of independent directors, (2) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (4) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. TransUnion has determined to utilize these exemptions. As a result, we do not have a majority of independent directors on our Board of Directors; and we will not have a nominating and corporate governance committee or a compensation committee that is composed entirely of independent directors. Also, such committees will not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. In the event that we cease to be a “controlled company,” we will be required to comply with these provisions within the transition periods specified in the corporate governance rules of the NYSE.
Director Independence
Our Board of Directors has affirmatively determined that Ms. Joseph and Messrs. Awad, Mehta, Mullin and Prozes qualify as independent directors under the corporate governance standards of the NYSE. Mr. Narayan, who also served as a director in 2015, was not deemed to be independent under the NYSE rules. In making these determinations, our Board considered various transactions and relationships between each director nominee or his or her immediate family and our Company and its subsidiaries. The purpose of this review by our Board was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent.

Board Committees and Meeting Attendance
The standing committees of our Board of Directors consist of an Audit and Compliance Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and an Executive Committee. The Board has adopted written charters for each of its committees, which are available in the “Investor Relations” section of our website, www.transunion.com, under the tab “Leadership and Governance.” During 2015, each of our directors attended at least 75% of the Board and Board committee meetings on which he or she served. During 2015, our Board of Directors met six times.
Our Chief Executive Officer and other executive officers regularly report to the non-executive directors and the Audit and Compliance, the Compensation, the Nomination and Corporate Governance and the Executive Committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. The vice president of internal audit reports functionally and administratively to our Chief Financial Officer and directly to the Audit and Compliance Committee. We believe that the leadership structure of our Board of Directors provides appropriate risk oversight of our activities given the controlling interests held by the Sponsors.
Audit and Compliance Committee
Our Audit and Compliance Committee consists of Messrs. Mehta (Chairman), Awad and Mullin and Ms. Joseph. Our Board of Directors has determined that each member of the Audit and Compliance Committee qualifies as an independent director under the corporate governance standards of the NYSE and the independence requirements of Rule 10A-3 of the Exchange Act. Our Board of Directors has determined that each of Ms. Joseph and Messrs. Mehta, Awad and Mullin qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Audit and Compliance Committee met five times during 2015.
The purpose of the Audit and Compliance Committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our Board of Directors in overseeing and monitoring among other things, (1) the quality and integrity of our financial statements and our financial reporting and disclosure practices, (2) our compliance with applicable legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function.
Compensation Committee
Messrs. Prozes (Chairman), Tadler and Rajpal serve on our Compensation Committee. During 2015, our Compensation Committee met six times.
The purpose of the Compensation Committee is to assist our Board of Directors in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Messrs. Mullin (Chairman), Egan, Peck and Rajpal. The purpose of our Nominating and Corporate Governance Committee is to assist our Board of Directors in discharging its responsibilities relating to (1) subject to the Amended and Restated Major Stockholders’ Agreement, as applicable, identifying individuals qualified to become new Board members, consistent with criteria approved by the Board of Directors; (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders; (3) subject to the Amended and Restated Major Stockholders’ Agreement, as applicable, identifying Board members qualified to fill vacancies on any Board committee and recommending that the Board appoint the identified member or members to the applicable committee; (4) reviewing and recommending to the Board of Directors corporate governance guidelines applicable to us; (5) overseeing the evaluation of the Board of Directors and management; and (6) handling such other matters that are specifically delegated to the committee by the Board of Directors from time to time. In 2015, our Nominating and Corporate Governance Committee held one meeting.
Executive Committee
Our Executive Committee consists of Messrs. Mullin (Chairman), Peck, Egan and Rajpal. The purpose of our Executive Committee is to possess and exercise, during the intervals between meetings of the full Board of Directors, the powers and authority of the Board of Directors to the extent permitted by our Amended and Restated Certificate of Incorporation, Amended and Restated

Bylaws, any stockholders’ agreement then in effect and governing law. The Committee shall also perform such other duties as may be directed by the Board of Directors from time to time.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. Our Code of Business Conduct and Ethics is available in the “Investor Relations” section of our website at www.transunion.com, under the tab “Leadership and Governance,” and a copy of the Code of Business Conduct and Ethics may also be obtained free of charge upon a request directed to TransUnion, 555 West Adams Street, Chicago, Illinois 60661, Attn: Corporate Secretary. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.
Stockholder Nominations for the Board of Directors
Our amended and restated bylaws, which were adopted in connection with our IPO, establish advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of the Board of Directors or a committee of the Board of Directors. In order for any matter to be “properly brought” before a meeting, a stockholder will have to comply with advance notice requirements and provide us with certain information. Generally, to be timely, a stockholder’s notice must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the immediately preceding annual meeting of stockholders. Our amended and restated bylaws also specify requirements as to the form and content of a stockholder’s notice. These provisions will not apply to the Sponsors and their affiliates so long as the Major Stockholders’ Agreement remains in effect. See “Certain Relationships and Related Transactions, and Director Independence-Major Stockholders’ Agreement.”
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons owning more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and changes in ownership of the Company's equity securities.  These same persons are also required to furnish the Company with copies of all such forms.  Based solely on a review of the copies of the forms furnished to the Company, or written representations that no Form 5 filings were required, we believe that, with respect to the 2015 fiscal year, all required Section 16(a) filings were timely made.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The information contained in this Compensation Discussion and Analysis describes the material elements of compensation paid or awarded to our principal executive officer, principal financial officer and the other three most highly compensated executive officers (collectively, our “named executive officers” or “NEOs”) for the twelve months ended December 31, 2015.
For 2015 our named executive officers are:

•	Mr. James M. Peck—President and Chief Executive Officer

•	Mr. Samuel A. Hamood—Executive Vice President and Chief Financial Officer

•	Mr. John W. Blenke—Executive Vice President, Corporate General Counsel & Corporate Secretary

•	Mr. Christopher A. Cartwright—Executive Vice President, U.S. Information Services

•	Mr. David M. Neenan—Executive Vice President, International

The specific amounts and material terms of such compensation paid, payable or awarded for 2015 to the named executive officers are disclosed under “—Executive Compensation—Summary Compensation Table—2015” and the subsequent tables and narrative. The Compensation Committee of the board of directors of TransUnion (the “Compensation Committee”) oversees the compensation program for our named executive officers.
Executive Summary
The Compensation Committee has adopted an executive compensation program that is intended to align the interests of our executives, stockholders and other stakeholders by rewarding executives for the achievement of strategic goals that successfully impact our operations and business results and, thereby, enhance stockholder value without encouraging excessive risk-taking. The primary components of our executive compensation program for the named executives are base salary, annual cash incentives, employee benefits (health and retirement) and long-term equity awards, which consist of stock options and/or restricted stock.
Our Compensation Practices
Through our policies and procedures, we require significant share ownership by our executives, have engaged an independent compensation consultant that advises the Compensation Committee, and place a maximum payment on our annual incentive awards. We believe that through these processes, compensation to our executives is aligned with best practices in the industry.
Key Compensation Elements
Base Salary
We provide named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salary comprises 47% of our principal executive officer's target cash compensation and 52% for the other NEOs, and:

•	Provides competitive pay to attract and retain experienced executives;

•	Is targeted to the 50th percentile (median) of peer group data; and

•	Is reviewed and adjusted, as needed, to ensure competitiveness in the market.
The Compensation Committee annually evaluates the performance of our NEOs and determines their base salaries and other compensation in light of our strategic goals and objectives, the available market information for their positions and the goals of our executive compensation program. In 2015, the Compensation Committee approved an increase to Mr. Peck's base salary and Mr. Peck recommended, and the Compensation Committee approved, a base salary increase for Mr. Hamood. The increases are described later in the section under "2015 Compensation—Base Salary”. No other NEOs received an increase in their base salary for the twelve months ended December 31, 2015.
Annual Cash Incentive Plan
Our annual cash incentives:

•	Are targeted at a level to ensure competitiveness in the market;

•	Reward high performance and achievement, both for financial results and individual goals; and

•	Are structured to reward at both the consolidated company and business unit levels, thereby placing an emphasis on creating stockholder value.
Individual metrics are designed to reward executive officers based on our overall financial results (as measured against financial targets) and individual performance (as measured against individual goals). The incentive targets, which are set annually with the review and approval of the Compensation Committee, are intended to highlight financial metrics and key strategic priorities. The percentage of target total cash compensation for the NEOs approved by the Compensation Committee as performance-based pay (the annual incentive bonus) represented 53% of the total target cash compensation for our principal executive officer and 48% on average for the other NEOs.
In addition to the salary increases noted above, the Compensation Committee increased Mr. Peck's 2015 target bonus to 115% of base salary; it had previously been at 100% of base salary. Mr. Hamood's 2015 target bonus was increased to 100% of base salary from its previous level of 90% of base salary. Additionally, no other NEO received an increase in their target percentage for 2015.
Long-term Incentive Plan
Through the use of stock options or restricted stock:

•	Alignment is created between stockholders and executives;

•	Retention is encouraged through multi-year vesting; and

•	Executives are motivated to achieve longer term goals.
We have used stock options and restricted stock as a long-term incentive vehicle to create a strong alignment between management’s interests and those of our stockholders and other stakeholders. In connection with the sale of the Company on April 30, 2012, most executives received a stock option grant or restricted stock on August 1, 2012. NEOs that joined the Company after that initial grant were granted options upon their employment. In all cases, vesting in options is based on the passage of time and attainment of certain pre-determined performance metrics, as discussed below under "2015 Compensation - Long-Term Equity Plan." All stock option grants were made with the intention of providing equity compensation for approximately a five-year period of time.
Mr. Blenke received a grant of restricted stock in 2012, with full vesting achieved on December 31, 2015. He received a second grant of restricted stock in 2015, with full vesting on December 31, 2016. It should also be noted that while Mr. Blenke was employed by the Company at the time of the sale in 2012, he was not granted stock options in connection with the sale of the Company.
Overview of CEO Compensation - 2015
Mr. Peck was hired in December 2012 with a compensation package that was competitive at that time and sufficient to attract him from his former position. The Company has consistently outperformed under Mr. Peck's leadership and is positioned for continued growth and diversification in business lines, while helping people around the world access the opportunities that lead to a higher quality of life, helping organizations optimize their risk-based decisions and enabling consumers to understand and manage their personal information.
Reflecting his personal high level of achievement and the Company's success, Mr. Peck received an increase to his base pay and target bonus in 2015; the first such increase since he joined the Company in 2012. In June 2015, the Company completed its IPO, with investors recognizing TransUnion's strong record of growth under Mr. Peck's leadership. For additional detail, please see the sections titled "Base Salary" and "Annual Cash Incentive Plan" which are noted previously.

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

•	Attract, motivate and retain highly experienced executives who are vital to our short- and long-term success, profitability and growth;

•
Create alignment with executives, our stockholders and our other stakeholders by rewarding executives for the achievement of strategic goals that successfully drive our strategy, operations and business performance and, thereby, enhance stockholder value;

•	Differentiate rewards based on actual individual performance while also rewarding executives for our overall results; and

•	Discourage unnecessary and excessive risk-taking.
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
The Compensation Committee is ultimately responsible for making the compensation decisions. However, in making its decisions, the Compensation Committee seeks and considers input from senior management and an independent compensation consultant. In calendar year 2015, the Compensation Committee used two such firms - Meridian Compensation Partners, LLC (“Meridian”) and Frederic W. Cook & Co., Inc. ("Cook"). The Committee engaged Cook in mid-year 2015 and is the lone compensation consultant as we enter 2016.

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

Meridian and Cook’s engagement includes reviewing and advising on executive compensation matters principally related to the CEO, the executive officers, and outside directors. For 2015, both Meridian and Cook assisted the Compensation Committee by (a) recommending a peer group for benchmarking purposes and (b) providing peer group data, including an analysis of total direct compensation (base salary, annual cash incentives and long-term equity awards). Meridian and Cook also assist the Compensation Committee in review of general market practices and management compensation proposals.
Market Analysis and Benchmarking
The Compensation Committee uses various tools and methods, such as benchmarking reports and tally sheets, to evaluate whether each named executive officer’s level of pay is appropriate. Base salary, annual bonus goals and long-term equity awards, which are reflected in these tally sheets, are each specifically designed to meet our compensation objectives. For 2015, the benchmarking process for all of our NEOs, including our principal executive officer, was identical.
Benchmarking
Percentile Goals
The Compensation Committee has approved the following target percentile for each pay component to support our compensation objectives.

Pay component	Target percentile of custom peer group
Base salary	50th Percentile
Target annual bonus	50th Percentile
Long-term equity	50th Percentile
We recognize the 50th percentile market value for cash compensation as a point of reference and not necessarily the definitive compensation level. Consequently, our NEOs’ compensation may be positioned at a level less than or greater than the target percentiles noted here based on time in position, experience and competitive pay objectives, as well as other factors.
The Compensation Committee has also determined that targeting the 50th percentile for long-term equity grants is appropriate to attract and retain the desired level of management talent, as well as aligning management incentives to focus on our long-term objectives, by having a greater percentage of pay aligned to longer term value creation.
Peer Group
The following peer group was approved by the Compensation Committee (the “Custom Peer Group”) in 2015 to be used in reviewing and benchmarking the various 2015 pay components against the targeted percentiles above. The focus of these organizations includes managing data, providing technology solutions, providing consulting services or specialized information delivery and processing. The group was unchanged from 2014 except that Valassis Communications, Inc. was removed following its acquisition by Harland Clarke Holdings in 2014.

Acxiom Corporation	Equifax, Inc.	On Assignment, Inc.
Cardtronics, Inc.	Experian Group Limited	Paychex, Inc.
Convergys Corporation	Fair Isaac Corporation	Solera, Inc.
CoreLogic, Inc.	Global Payments, Inc.	Synovus Financial Corporation
Deluxe Corporation	ICF International, Inc.	TeleTech Holdings, Inc.
DST Systems, Inc.	IHS, Inc.	Total System Services, Inc.
The Dun & Bradstreet Corporation	Moody's Corporation	Verisk Analytics, Inc.
The median revenue of these companies was approximately $1.7 billion, compared with the Company's 2015 revenue of $1.5 billion. As noted above, the Custom Peer Group was selected to be representative of the business services, technology and financial services sectors in which we compete and participate directly or indirectly for business and in some cases, executive talent. Criteria that were considered in order to properly select component companies for the Custom Peer Group are:

•	industry competitors;

•	labor market competitors;

•	competitors for capital; and

•	revenue size.
Use of Tally Sheets
In 2015, the Compensation Committee reviewed summary worksheets for each senior executive officer, including the named executive officers. These worksheets, which are prepared by management, provide a summary of the current and historical amounts of each component of pay. In 2015, changes to our named executive officers’ compensation was not based on a review of this information, however, the Compensation Committee used the tally sheets as a tool to confirm that pay objectives continue to be aligned with the long-term interests of the stockholders and our other stakeholders.
Independence of the Compensation Consultant
Meridian and Cook perform services solely on behalf of the Compensation Committee and do not provide any other services to us. The Compensation Committee has assessed the independence of Meridian and Cook and concluded that no conflict of interest exists that would prevent Meridian or Cook from independently representing the Compensation Committee. As mentioned above, Cook is the Committee's sole consultant as we enter 2016.
2015 Compensation
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
As stated earlier, the Compensation Committee approved a salary and target bonus increase for Mr. Peck. Mr. Peck had not received an increase in pay since joining the Company and the increase in his cash compensation better positioned his salary and bonus against that of our primary peer group. The increase in base salary was $50,000 and an adjustment in his target bonus from 100% of base salary to 115% of base salary for calendar year 2015. The base salary change was effective May 30, 2015.
For 2015, the CEO recommended a base pay increase for one NEO. Based upon Mr. Hamood's role as a critical driver of the Company's transformation over the last several years and as a key leader in preparing for the Company's IPO, the Compensation Committee approved a $50,000 increase to his base salary and positioned his target bonus at 100% of his base salary for calendar year 2015. This salary increase was effective May 30, 2015. No other NEO received a salary increase for 2015.
2015 Annual Bonus Plan
Annual bonus compensation is designed to reward executive officers based on actual individual performance and our overall financial results. Our overall financial performance is measured by our achievement of financial targets established under the annual incentive plan by the Compensation Committee. Additionally, individual and other qualitative goals are set to successfully drive our operations and business results to achieve the overall corporate strategy. All of the named executive officers participate in the annual incentive plan. Under the plan, the named executive officers are paid cash incentive awards to the extent we meet or exceed financial and non-financial performance goals set by the Compensation Committee at the beginning of each year. Under the annual incentive plan, each officer’s bonus is determined by multiplying their target bonus percentage by their annual salary as of the beginning of the year and then by multiplying this result by their percentage achievement with respect to their bonus targets and goals so long as a threshold level of performance is achieved. Individual awards may then be adjusted by the Compensation Committee, based on a recommendation from the CEO. However, no adjustments were made to individual awards in 2015.
Target bonus levels
Each executive is assigned a target bonus expressed as a percentage of their base pay at the beginning of the year. The target is determined by the Compensation Committee after consideration of several factors, including the individual executive’s duties and responsibilities and market data. The bonus targets for 2015 were set within a reasonable range of the target percentile for the Custom Peer Group. For 2015, the Compensation Committee increased Mr. Peck's target bonus to 115% of his base salary from 100% in 2014 and Mr. Hamood's target bonus to 100% of base salary from 90% in 2014. It should be noted that while the base salary increases granted to Messrs. Peck and Hamood were effective May 30, 2015, the target bonus percentages noted below were in place for the entire 2015 calendar year. The following table illustrates the target bonus as a percentage of base pay for each named executive officer for the 2015 performance period.

2015 Target Bonus as Percent of Base Salary
Executive
Mr. Peck	115%
Mr. Hamood	100%
Mr. Blenke	60%
Mr. Cartwright	100%
Mr. Neenan	100%
Objectives, weighting and potential payouts
Each executive’s individual goals and objectives vary based on their individual roles within our company. The following table defines the various financial and non-financial objectives that the Compensation Committee approved for the 2015 performance period. For each objective, the named executive officer has the opportunity to achieve a maximum of two times the individual weighting associated with that objective. If threshold performance is not achieved, no payment is made on that objective.

Objective	Definition
Further Adjusted Corporate EBITDA	Earnings before interest, taxes, depreciation and amortization, and other adjustments deemed by management and the board to be extraordinary for bonus plan purposes

Further Adjusted Corporate Revenue	The overall corporate revenues adjusted by management and the board for items deemed to be extraordinary for bonus plan purposes

Further Adjusted USIS EBITDA	Earnings before interest, taxes, depreciation and amortization, and other adjustments for bonus plan purposes for the USIS business

Further Adjusted USIS Revenue	The revenues and other adjustments for bonus plan purposes for the USIS business

Further Adjusted International EBITDA	Earnings before interest, taxes, depreciation and amortization, and other adjustments for bonus plan purposes for the Consumer Interactive business

Further Adjusted International Revenue	The revenues and other adjustments for bonus plan purposes for the Consumer Interactive business

Growth Strategy Initiatives
Projects that support the development of growth strategy initiatives, including business cases, action plans and specific, budgeted growth targets that are accretive in 2016 with a plan to additional growth in future years.

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
Mr. Peck recommended the use of non-financial objectives related to key projects as goals for the 2015 performance period. The Compensation Committee approved these goals because they were aligned to our corporate strategy and achievement of these goals was intended to aid in creating stockholder value. The goals were set in a manner that would ensure that, if delivered, they would significantly advance our strategic objectives. Each executive had a set of Growth Strategy Initiatives and/or Major Project Deliverables specifically tied to his ability to affect our corporate strategy. Additionally, stretch goals were designed to provide the executive the opportunity to achieve payouts for performance that exceeded 100% of these non-financial goals. The stretch goals were set to be attainable only with superior performance.
The following table is a summary of how each of the above objectives was weighted for each named executive officer and their actual achievement against each objective for the 2015 performance period. Each individual executive’s objective weightings are determined based on their specific roles, duties, and responsibilities. The various weightings are meant to reflect the influence that the executive’s performance may actually have on the metric. The Compensation Committee believes this strengthens the direct link between pay and performance.

Executive	Objective	Weighting	Achievement
Mr. Peck,
President & Chief Executive Officer	Further Adjusted Corporate EBITDA	50%	200%
	Further Adjusted Corporate Revenue	20%	200%
	Growth Strategy Initiatives	30%	150%
Mr. Hamood,
Executive Vice President & Chief Financial Officer	Further Adjusted Corporate EBITDA	50%	200%
	Further Adjusted Corporate Revenue	20%	200%
	Growth Strategy Initiatives	30%	150%
Mr. Blenke,
Executive Vice President General Counsel & Corporate Secretary	Further Adjusted Corporate EBITDA	50%	200%
	Further Adjusted Corporate Revenue	20%	200%
	Growth Strategy Initiatives	20%	150%
	Major Project Deliverables	10%	200%
Mr. Cartwright,
Executive Vice President U.S. Information Services	Further Adjusted Corporate EBITDA	20%	200%
	Further Adjusted USIS EBITDA	25%	96%
	Further Adjusted USIS Revenue	20%	170%
	Growth Strategy Initiatives	25%	150%
	Major Project Deliverables	10%	125%
Mr. Neenan,
Executive Vice President International	Further Adjusted Corporate EBITDA	20%	200%
	Further Adjusted International EBITDA	25%	200%
	Further Adjusted International Revenue	20%	193.3%
	Growth Strategy Initiatives	25%	200%
	Major Project Deliverables	10%	125%
Based upon the weightings above, each named executive officer had the ability to achieve 100% of his target bonus if target performance was achieved. However, a named executive officer’s actual bonus payout increased or decreased based on individual performance, and Company and specific business segment financial performance. The maximum bonus payout was 200% of target bonus and no bonus was payable if threshold performance was not met.

The following tables represent what the payout, as a percentage of target, would be if our financial performance was achieved at threshold, target, or maximum levels for two objectives: Further Adjusted Corporate EBITDA and Further Adjusted Corporate Revenue. No payout would result if performance was below threshold levels. The tables include the dollar amount that was required for achievement at each level in 2015.
Further Adjusted Corporate EBITDA (in millions)

Threshold			Target			Maximum
Further Adj. Corporate EBITDA	Performance Against Target	Payout	Further Adj. Corporate EBITDA	Performance Against Target	Payout	Further Adj. Corporate EBITDA	Performance Against Target	Payout
$490.5	96%	20.0%	$510.9	100%	100%	$528.8	103.5%	200%
Further Adjusted Corporate Revenue (dollars in millions)

Threshold			Target			Maximum
Further Adjusted Corporate Revenue	Performance Against Target	Payout	Further Adjusted Corporate Revenue	Performance Against Target	Payout	Further Adjusted Corporate Revenue	Performance Against Target	Payout
$1,388.4	96%	20%	$1,446.2	100%	100%	$1,496.8	103.5%	200%
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
Twelve Months Ended December 31, 2015 Company Performance
For the year ended December 31, 2015, TransUnion reported Further Adjusted Corporate EBITDA, as defined in the “Objectives, weighting and potential payouts” table included above under the description of our 2015 Annual Bonus Plan, of $542.6 million on Further Adjusted Corporate Revenue, as defined in the "Objectives, weighting and potential payouts" table, of $1,528.1 million compared with Further Adjusted Corporate EBITDA of $452.4 million on Further Adjusted Corporate Revenue of $1,322.4 million for the year ended December 31, 2014, an increase of 19.9% in Further Adjusted Corporate EBITDA and 15.6% in Further Adjusted Corporate Revenue. Consequently, we achieved both our EBITDA and revenue targets in the maximum payout range, as set by the Compensation Committee.

US Information Services (USIS) reported Further Adjusted USIS EBITDA, as defined in the “Objectives, weighting and potential payouts” table included above under the description of our 2015 Annual Bonus Plan, of $336.1 million on $769.1 million of Further Adjusted Revenue. Our International business reported Further Adjusted EBITDA, as defined in the “Objectives, weighting and potential payouts” table included above, of $98.5 million on $290.9 million of Further Adjusted Revenue.

As a result of this financial performance and achievement of non-financial corporate objectives, our named executives achieved annual cash incentives of 149% to 191% of their target opportunities.
Actual Payout Under 2015 Annual Bonus Plan
At the end of the performance period, Mr. Peck evaluated each of the named executive officers in conjunction with the individual’s own self-evaluation. Based on Mr. Peck’s evaluation, with input from others including the named executive officer, Mr. Peck rated the executive’s individual objectives against the executive’s performance goals. Based on this assessment, Mr. Peck recommended to the Compensation Committee a performance evaluation rating, as a percentage of total qualified goal bonus opportunity, for each executive. Additionally, the Compensation Committee reviewed Mr. Peck’s performance and determined a level of performance against his growth strategy goal.
Taking into account the financial performance results and Mr. Peck’s evaluation and recommendation, the Compensation Committee met in January 2016 to set and approve annual bonus payments to each of the named executive officers and evaluate Mr. Peck’s 2015 performance. In January 2016, the Compensation Committee approved annual bonus payments to the named executive officers ranging from 149% to 191% of the named executive officers' target opportunity based upon 2015 performance. The annual bonus payments were paid in February 2016. The payouts are also reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
All of our named executive officers had financial goals related to our overall Further Adjusted Corporate EBTIDA, which was achieved at 200%. The following describes the additional goals and performance results for each of our NEOs.
Mr. Peck's annual incentive payout was $2,021,125, or 185% of his target award. Mr. Peck received a bonus based on Further Adjusted Corporate EBITDA, Further Adjusted Corporate Revenue and delivering EBITDA growth strategy plans for 2016 and 2017, which he was deemed to have exceeded the target for that goal and paid at 150% of the target payout.
Mr. Hamood's annual incentive payout was $1,017,500, or 185% of his target award. Mr. Hamood had financial goals related to our overall consolidated Further Adjusted Corporate EBITDA, Further Adjusted Corporate Revenue performance and delivering EBITDA growth in line with our strategic plans for 2016 and 2017. Embedded in our 2016 and 2017 plans were Growth Strategy Initiatives related to orchestrating a complete recapitalization of our balance sheet and exceeding net debt leverage and liquidity expectations, managing all global call center operations and putting in effective practices to drive productivity improvements. Mr. Hamood was deemed to have exceeded these goals by successfully delivering a growth strategy plan with business cases and monitoring processes and was paid at 150% of the target payout.
Mr. Blenke's annual incentive payout was $570,000, or 190% of his target award. Mr. Blenke had financial goals related to our overall consolidated Further Adjusted Corporate EBITDA, Further Adjusted Corporate Revenue performance and supporting growth strategy initiatives to deliver EBITDA growth in line with our strategic plans for 2016 and 2017. It was determined that Mr. Blenke contributed to exceeding the Growth Strategy targets by initiating a product review with federal regulators that will provide an opportunity to expand revenue and EBITDA, and enhancing the Company's international presence through the Government Relations team, for which he was paid at 150% of the target payout. Mr. Blenke also exceeded his strategic goal with his support of the IPO transaction and an overall reduction of legal expenses. For those efforts, he was paid the maximum for that goal.

Mr. Cartwright's annual incentive payout was $1,043,000, or 149% of his target award. Mr. Cartwright had additional financial goals related to Further Adjusted USIS EBITDA and Further Adjusted USIS Revenue. The threshold for the Further Adjusted USIS EBITDA target was exceeded and as a result, he achieved 96% of the targeted payout for this goal. Mr. Cartwright also exceeded the threshold target for Further Adjusted USIS Revenue and therefore received 170% of the targeted payout for this goal. It was also determined that Mr. Cartwright exceeded the Growth Strategy Initiatives set for USIS and therefore that goal was paid at 150%. In addition, Mr. Cartwright achieved his goal of successfully integrating an acquisition and delivering upon a goal related to implementing a sales operations discipline to improve pipeline insights, forecasting accuracy and sales coaching capability. For those efforts, he was paid at 125% of target for Major Project Deliverables.
Mr. Neenan's annual incentive payout was $858,746, or 190.8% of his target award. Mr. Neenan had additional financial goals related to Further Adjusted International EBITDA and Further Adjusted International Revenue. The threshold for the Further Adjusted International EBITDA target was exceeded and as a result, he achieved 200% of the targeted payout for this goal. Mr. Neenan also exceeded the target for Further Adjusted International Revenue and therefore received 193.33% of the targeted payout for this goal. It was also determined that Mr. Neenan exceeded the Growth Strategy Initiatives set for International and therefore that goal was paid at 200%. In addition, Mr. Neenan exceeded his goal of integrating acquisitions, realizing strategic market share gains and creating and executing a sales talent plan. For those efforts, he was paid 125% of target for these goals.

Long-Term Equity Plan
Stock Option & Restricted Stock Grants
Stock options align the interests of our named executive officers with those of stockholders because the options only have value if the price of our stock increases after the options are granted. In general, we have granted stock options to the NEOs with the intention of providing equity compensation for approximately a five-year period of time.
In connection with the 2012 Change in Control Transaction, on August 1, 2012, Mr. Hamood received a stock option and Mr. Blenke received a restricted stock grant. Messrs. Peck, Cartwright and Neenan received their respective grants upon joining us. These grants were the results of negotiations between management, Goldman Sachs and Advent (in connection with the 2012 Change in Control Transaction), or as negotiated at time of hire and approved by the Compensation Committee, and are designed to reward executives for increasing stockholder and stakeholder value, by providing them an incentive to keep focused on our long-term value. Mr. Blenke was the only NEO to receive a stock grant in 2015. The purpose of this grant was to align him with our comparators.
Forty percent (40%) of each option grant to an NEO is subject to time-based vesting and shall vest as follows: twenty percent (20%) shall vest on the later of the first anniversary date of the 2012 Change in Control Transaction or on the first anniversary of the NEO's hire date. Thereafter, five percent (5%) shall vest on the last day of each subsequent full calendar quarter until all the time-vested options have vested. For Mr. Hamood's 2012 grant, the first anniversary was April 30, 2013. For Messrs. Peck, Cartwright and Neenan, the first anniversary was December 31, 2013, August 19, 2014 and September 10, 2013, respectively. The remaining sixty percent (60%) of the options are subject to performance-based vesting. The options will vest according to the time vesting schedule set forth above and upon the attainment of performance criteria as defined in the Stock Option Agreement.
For Messrs. Peck, Hamood and Neenan, the option exercise price equals the per share price in the 2012 Change in Control Transaction, as adjusted for a November 1, 2012 dividend payment to stockholders, which the Board determined to be fair market value. In addition, prior to the IPO, the Company's stock was split in a ratio of 1.333 to 1, which further adjusted the option exercise price. Mr. Cartwright's exercise price was equal to the fair market value of the Company's common stock as of the date of his grant, adjusted for the stock split. All options granted to our NEOs' expire ten years from the date of the grant.
The restricted stock grant made to Mr. Blenke in connection with the Change on Control transaction in 2012 vested in its entirety on December 31, 2015. The restricted stock grant made to him in 2015 will vest on December 31, 2016.

New Long-Term Incentive Program for 2016
Beginning in 2016, we established a new long-term incentive program consisting of annual grants of equally weighted performance share units and restricted stock units that cliff vest after 3 years. The performance share units are earned subject to attainment of adjusted revenue, adjusted EBITDA, and relative total stockholder return performance measures. In addition, our 2016 grants will contain non-compete, non-solicitation and dual-vesting triggers upon change in control, all which further strengthen the alignment between management and shareholders.
Management’s Stock Ownership Requirements
In connection with the 2012 Change in Control Transaction, any named executive officer (who was employed by us at the time of the transaction) was required by Goldman Sachs and Advent to roll over a portion of their option proceeds and common stock holdings, which would otherwise have been cashed out, into shares of TransUnion common stock. Mr. Hamood and Mr. Blenke rolled-over a value equal to approximately 30% of their after-tax proceeds received in the 2012 Change in Control Transaction. As a component of Mr. Peck’s employment agreement, Mr. Peck purchased $1.325 million of common stock in TransUnion on December 31, 2012 and an additional $0.175 million on March 26, 2013. In addition, as a component of Messrs. Cartwright and Neenan's employment offers, Mr. Cartwright purchased $1.0 million and Mr. Neenan purchased $1.5 million of common stock in TransUnion. These required equity rollovers and the stock purchases were intended to further align management with stockholder and other stakeholder interests.
In addition to the above, the Compensation Committee approved a formal stock ownership policy in 2015. All TransUnion executives (defined as the CEO and his executive team direct reports) are required to hold TransUnion common stock in an amount representing a multiple of their base salary. To attain the desired multiples, the executive must retain 75% of the after-tax value of their shares on any stock granted after January 1, 2016 until such multiple is achieved. A reduction in ownership to one-half these requirements is allowed for executives age 60 and older.
The following indicates the stock ownership requirements1:
CEO            6.0x base salary
All other executives    3.0x base salary

1 includes shares owned and unvested RSUs
Executive Benefits and Perquisites
The named executive officers receive benefits that are intended to be part of a competitive total compensation package necessary to attract and retain executive talent, and are identical to those we provide to other U.S.-based employees. These benefits include medical, dental, vision, life and disability insurance. In addition, we offer a qualified retirement plan (described below) and for certain executives a non-qualified supplemental retirement plan (also described below). This is a self-directed deferred compensation program designed to defer currently earned compensation to enhance payments made to the executive upon their retirement or termination from the Company.
Executives also receive the opportunity to participate in an annual physical program and to receive financial planning and tax services through the provider of their choosing. The maximum amount of reimbursement for the financial and tax services is $15,000 for the CEO and $12,000 for other NEOs.
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
Employment Agreement with Mr. Peck
Mr. Peck entered into an employment agreement with the Company which reflected his agreement to become CEO effective as of December 31, 2012. The initial term of the agreement expired on December 31, 2015, but will continue to renew automatically for twelve-month intervals, unless either party to the agreement provides notice of non-renewal at least 180 days before the day that would be the last day of the agreement.
Mr. Peck’s agreement provides a minimum base salary, the eligibility to participate in our annual incentive plan for executive officers, a sign-on bonus and payment for expenses associated with his relocation. In addition, the agreement provides for severance provisions, which are identical to those provided to the other named executive officers. The severance provisions are discussed under “2015 Compensation—Severance and Change-in-Control Compensation.”
The agreement includes confidentiality and nonsolicitation provisions intended to protect our interests. The specifics of the compensation provided under Mr. Peck’s employment agreement are detailed in the narrative accompanying “—Executive Compensation—Payments Upon Termination or Change-in-Control—2015.”
Severance and Change-in-Control Compensation
In connection with the 2012 Change in Control Transaction or upon employment, and as required by and negotiated with our owners, select named executive officers, other than Mr. Peck, continued or entered into a Severance and Restrictive Covenant Agreement (the “Severance Agreement”). These Severance Agreements are designed to maximize retention of the named executive officers. The terms of the Severance Agreements are summarized under “—Executive Compensation—Payments Upon Termination or Change-in-Control—2015” and the accompanying narrative.
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
In the future, we intend for our annual incentive and long-term incentive programs for the NEOs to qualify for the exemption from the $1 million cap, with the Compensation Committee reserving the ability to provide compensation that does not qualify under Section 162(m).

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

•
Stock Ownership—Each named executive officer employed by us prior to 2015 has purchased a significant amount of our common stock in connection with their status as a senior executive officer of the Company. We believe this ownership aligns the interests of our executive officers with the long-term interests of stockholders and other stakeholders. In addition, we adopted a formal stock ownership policy for our executives following our IPO.

Based on these factors, the Compensation Committee, in consultation with management and Meridian and Cook, concluded that our compensation programs are appropriate for our industry and do not create risks that are reasonably likely to have a material adverse effect on TransUnion.
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
Andrew Prozes, Chairperson
Sumit Rajpal, Committee Member
Steven Tadler, Committee Member

The foregoing Compensation Committee Report is not soliciting material, is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Compensation Committee Interlocks and Insider Participation
Messrs. Prozes (Chair), Rajpal and Tadler were the members of the Compensation Committee during 2015. None of these individuals is or has been an officer of the Company, was an employee of the Company during the last fiscal year or as of the date of this report, or is serving or has served as a member of the compensation committee of another entity that has an executive officer serving on the Compensation Committee of the Company. No executive officer of the Company served as a director or on the compensation committee of another entity that had an executive officer serving as a director or on the Compensation Committee of the Company. We are parties to certain transactions with the Sponsors described in "Certain Relationships and Related Transactions, and Director Independence."

Executive Compensation
Summary Compensation Table—2015
The following table presents information regarding the annual compensation for services to us, in all capacities, of our named executive officers. The amounts in the “Stock Awards” and “Option Awards” and “Non-Equity Incentive Plan Compensation” columns are further explained in the narrative following “—Grants of Plan-Based Awards—2015.”

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)	Total ($)
James M. Peck	2015	963,461	—	—	—	2,021,125	—	293,395	3,277,981
President & CEO	2014	900,000	—	—	—	1,060,200	—	221,995	2,182,195
	2013	865,385	2,100,000	—	—	900,000	—	81,998	3,947,383
Samuel A. Hamood	2015	548,077	—	—	—	1,017,500	—	73,230	1,638,807
Executive Vice President & Chief Financial Officer	2014	494,231	50,000	—	—	530,100	—	77,705	1,152,036
	2013	470,000	—	—	—	352,500	—	77,726	900,226
John W. Blenke	2015	519,231	—	1,000,464	—	570,000	—	65,360	2,155,055
Executive Vice President, General Counsel & Corporate Secretary	2014	493,192	—	—	—	384,100	—	47,408	924,700
	2013	464,600	—	—	—	220,685	—	55,714	740,999
Christopher A. Cartwright(5)	2015	726,923	—	—	—	1,043,000	—	88,188	1,858,111
Executive Vice President, U.S. Information Services	2014	700,000	—	—	—	669,375	—	1,190,804	2,560,179
	2013	228,846	2,231,408	—	3,168,720	209,344	—	26,381	5,864,699
David M. Neenan	2015	464,231	—	—	—	858,746	—	62,912	1,385,889
Executive Vice President, International

(1)
The amounts shown in this column represent annual base salary. These amounts are not reduced to reflect the NEOs’ elections, if any, to defer receipt of salary under the TransUnion 401(k) & Savings Plan and/or the TransUnion LLC 401(k) and Supplemental Retirement Plan. Due to the timing of 2016 payrolls, there were 27 paychecks issued in calendar year 2015.

(2)
The amounts shown in this column represent the aggregate grant date “fair value” of stock or option awards granted to the NEO during 2015 and, where applicable, the incremental “fair value” of the subsequent modification computed in accordance with (ASC) Topic 718, Compensation—Stock Compensation. Further details regarding these grants and the assumptions used to determine their “fair value” can be found in the narrative disclosure following the “—Grants of Plan-Based Awards” table below.

(3)
The amounts shown in this column represent amounts paid under the Annual Incentive Plan for the year shown and are paid at the beginning of the following year. Amounts shown are not reduced to reflect the NEOs’ elections, if any, to defer receipt of compensation under the TransUnion 401(k) & Savings Plan and/or the TransUnion LLC 401(k) and Supplemental Retirement Plan.

(4)	Information regarding the amounts shown in this column can be found in the “Detailed Analysis of ‘All Other Compensation’ Column” table and accompanying narrative to that table.

(5)	Mr. Cartwright joined us on August 19, 2013 and thus his annual base salary of $700,000 was prorated based upon his start date.

Detailed Analysis of “All Other Compensation” Column

Name	Company Match & Retirement Contribution to Qualified 401(k) Savings Plan(1) ($)	Company Match & Retirement Contribution to Non-Qualified Retirement Plan(2) ($)	Group Term Life Imputed Income(3) ($)	Payment & gross-up on Medicare Tax related to contributions into Non- Qualified Retirement Plan(4) ($)	Company Contributions to Charitable Matching Program (5) ($)	Company Reimbursed Relocation Expenses (6) ($)	Perquisites and Personal Benefits (7) ($)	Total ($)
James M. Peck	18,550	254,800	552	2,453	—	1,347	15,693	293,395
Samuel A. Hamood	18,550	34,287	360	939	2,000	—	17,094	73,230
John W. Blenke	18,550	31,771	1,584	824	—	—	12,631	65,360
Christopher A. Cartwright	18,550	45,454	552	1,230	2,000	19,842	560	88,188
David M. Neenan	18,550	30,304	552	825	—	—	12,681	62,912

(1)
For 2015, we matched 100% of the first 3% and 50% of the next 2% percent of recognizable compensation (subject to the 2015 Internal Revenue Code limit of $265,000) contributed on a pre-tax basis to the tax-qualified TransUnion 401(k) & Savings Plan. Additionally, in 2015, we made a discretionary 3% retirement contribution of recognizable 2014 compensation, as shown above, to the TransUnion 401(k) & Savings Plan.

(2)
For recognized compensation above the Internal Revenue Code limit of $265,000, we matched 100% of the first 3% and 50% of the next 2% contributed on a pre-tax basis to the TransUnion Retirement and 401(k) Supplemental Plan. Additionally, in 2015 for the 2014 plan year, we made a discretionary 3% retirement contribution of recognizable compensation to the TransUnion Retirement and 401(k) Supplemental Plan.

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

(7)	The amounts in this column are based on the aggregate incremental cost to the Company with respect to tax and financial planning services, annual medical examinations, and non-cash gifts.
Grants of Plan-Based Awards—2015

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Name	Threshold ($)	Target ($)	Maximum ($)
James M. Peck	316,825	1,092,500	2,185,000
Samuel A. Hamood	159,500	550,000	1,100,000
John W. Blenke	87,000	300,000	600,000	5/29/2015	49,187		1,000,464
Christopher Cartwright	203,000	700,000	1,400,000
David M. Neenan	130,500	450,000	900,000

(1)
Reflects payment opportunities for the twelve months ended December 31, 2015 under the Annual Bonus Plan described above under “2015 Annual Bonus Plan.” The Annual Bonus Plan is an annual cash incentive opportunity. The threshold amount is the lowest payment opportunity reflecting the lowest level of performance described by the plan (20% of target payout opportunity for any corporate or business Further Adjusted EBITDA measure, 20% of target payout opportunity for any corporate or business Further Adjusted Corporate Revenue measure and 50% of target payout opportunity for an individual performance measure). The target amount reflects a 100% payout of target opportunity if both Company and individual performance are at target levels. The maximum reflects 200% payout of target opportunity, payable only upon maximum achievement of all payout components, both financial and individual goals. These amounts are based on the individual’s current salary and position. There is no minimum payment. EBITDA, as Further Adjusted for bonus plan purposes, was $542.6 million for 2015, resulting in a payout of 200% of target performance since the actual results exceeded targeted performance. Our Further Adjusted Revenue was approximately 105.7% of 2015's plan, which resulted in a payout of 200% of target performance.

(2)
Reflects restricted stock granted during 2015 under the TransUnion Holding Company, Inc. 2012 Management Equity Plan. The size of the equity award granted to Mr. Blenke was designed to align him more favorably to our comparator group when added to the grant he received in 2012. The Compensation Committee approved the award. The vesting provision of this award has been described above in the Long Term Equity Plan - Stock Option and Restricted Stock Grants.

(3)
The amounts shown in this column represent the aggregate grant date “fair value” of stock awards granted to the NEO during 2015. For assumptions used in determining these values, see Part II, Item 8, “Notes to Consolidated Financial Statements,” Note 14, “Stock-Based Compensation.”

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
James M. Peck	277,278	1,404,873		$4.99	12/31/2022
Samuel A. Hamood	112,516	289,329		$4.99	8/1/2022
John W. Blenke						49,187	1,356,086
Christopher A. Cartwright	129,567	590,253		$8.57	8/27/2023
David M. Neenan	16,446	304,216		$4.99	9/10/2022

(1)
Forty percent (40%) of the options are time vested options and shall vest as follows: twenty percent (20%) shall generally vest on the later of the first anniversary of the award date, or on the first anniversary of the NEO's hire date. Thereafter, five percent (5%) shall vest on the last day of each subsequent full calendar quarter until all the Time Vested Options have vested. For Mr. Hamood's 2012 award, the first anniversary was April 30, 2013. For Messrs. Peck, Cartwright and Neenan, the first anniversary of the award was December 31, 2013, August 19, 2014 and September 10, 2013, respectively. The remaining sixty percent (60%) of the options are performance based options and will vest according to the time vesting schedule set forth above and upon attainment of performance criteria as defined in the Stock Option Agreement.

(2)
For Messrs. Peck, Hamood and Neenan, the option exercise price equals the per share price in the 2012 Change in Control Transaction, as adjusted for a November 1, 2012, dividend payment to stockholders, and the June 2015 stock split, which the Board of Directors determined to be fair market value. Mr. Cartwright's grant exercise price was equal to the fair market value of the Company's common stock as of the date of his grant.

(3)	For Mr. Blenke's 2015 award, the award will vest on December 31, 2016.

(4)	The market value was determined based on the closing price on December 31, 2015, which was $27.57.

Options Exercised and Stock Vested
The following table sets forth information regarding the exercise of any time-based vested options by payment made to the named executive officers during 2015.

	Option Awards		Stock Awards
Name	Number of Shares Converted (#)	Value Realized On Conversion(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
James M. Peck	166,366	1,341,665	—	—
Samuel A. Hamood	—	—	—	—
John W. Blenke	—	—	33,434	921,775
Christopher A. Cartwright	—	—	—	—
David M. Neenan	—	—	—	—

(1)	Represents the difference between the exercise price of the stock options and the fair market value at time of exercise.

(2)	Represents the fair market value of the award upon vesting, which was $27.57.
Nonqualified Deferred Compensation

Name	Executive Contributions in 2015(1)	Registrant Contributions in 2015(2)	Aggregate Earnings in 2015(3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2015
James M. Peck	$94,260	$254,800	$(16,125)	$—	$501,400
Samuel A. Hamood	47,870	34,287	(2,292)	—	676,880
John W. Blenke	81,506	31,771	(13,538)	—	1,657,194
Christopher A. Cartwright	235,788	45,454	(25,813)	—	551,329
David M. Neenan	136,143	30,304	(2,681)	—	344,735

(1)	Includes amounts reflected under “Salary” and “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above for 2015.

(2)	Amounts included in this column are reflected under “All Other Compensation” in the Summary Compensation Table for 2015.

(3)
Amounts included in this column do not constitute above-market or preferential earnings and accordingly such amounts are not reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table for 2015. Each NEO self-directs the investment of their non-qualified deferred compensation plan account balance into one or more of the available investment funds. Consequently, the value of an NEO’s plan account balance may go up or down based on the performance of the selected investment funds.

Deferred Compensation Plan
This nonqualified plan is a tax deferred compensation program for a limited number of executives, including the named executive officers, and provides a favorable tax vehicle for deferring cash compensation (base salary and annual incentive payments). Pursuant to the plan, the NEO is able to defer up to 100% of cash compensation received. Amounts deferred are self-directed into one or more of the available investment funds and are credited with gains or losses of the various funds selected by the participant. The plan does not offer any above-market rate of return to the NEO. Upon termination of employment, amounts deferred are paid, at the participant’s option, either in a lump sum or in annual installments over a period of either 5 or 10 years. Executives are not permitted to take loans from the account. We contribute a match equal to 100% of the first 3% and 50% on the next 2% of the executive’s contributions. Additionally, in 2015, the Compensation Committee approved a discretionary retirement contribution of an additional 3% of qualified 2014 earnings. Assets in this plan are held in a rabbi trust.
Payments upon Termination and Change-in-Control—2015
The following charts illustrate benefits that the named executive officers would receive upon the occurrence of certain separation scenarios, which are assumed to occur on December 31, 2015. No special payments are made upon resignation or retirement, and the named executive officers are not entitled to increase severance payments in the event they are terminated in connection with a change in control. In addition, we do not provide for any gross-up provision on severance payments. Descriptions of the provisions that govern these benefits are set forth following the charts.
Separation(1)
James M. Peck(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	3,063,750			3,063,750
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	28,198			28,198
Life Insurance Payout(5)		250,000
Disability Payments(6)			1,776,000
Total	3,126,948	250,000	1,776,000	3,126,948

(1)
The table excludes (a) any amounts accrued through December 31, 2015, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2015, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

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

(4)
If Mr. Peck is terminated without Cause or he resigns for Good Reason (both defined in the Peck Employment Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months. This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2016 COBRA premium rate.

(5)
Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers, which would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2015 (a) assuming full disability at December 31, 2015 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Samuel A. Hamood(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	2,023,200			2,023,200
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	28,581			28,581
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,508,000
Total	2,086,781	250,000	2,508,000	2,086,781

(1)
The table excludes (a) any amounts accrued through December 31, 2015, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2015, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

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

(4)
If Mr. Hamood is terminated without Cause or he resigns for Good Reason (both defined in the Hamood Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months. This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2016 COBRA premium rate.

(5)
Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers, which would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2015 (a) assuming full disability at December 31, 2015 and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

John W. Blenke(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,465,575			1,465,575
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	19,572			19,572
Life Insurance Payout(5)		250,000
Disability Payments(6)			660,000
Total	1,520,147	250,000	660,000	1,520,147

(1)
The table excludes (a) any amounts accrued through December 31, 2015, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2015, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)
Mr. Blenke entered into a Severance and Restrictive Covenant Agreement on June 15, 2010 (the “Blenke Severance Agreement”), which was assumed in connection with the 2012 Change in Control Transaction. If Mr. Blenke is terminated without Cause or he resigns for Good Reason (both defined in the Blenke Severance Agreement), he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)
If Mr. Blenke is terminated without Cause or he resigns for Good Reason (both defined in the Blenke Severance Agreement), we would provide a lump sum amount equal to COBRA premiums for 18 months. This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2016 COBRA premium rate.

(5)
Reflects the present value of life insurance provided as a benefit to all associates equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers, which would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2015, (a) assuming full disability at December 31, 2015, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Christopher A. Cartwright(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	2,334,281			2,334,281
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	28,581			28,581
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,088,000
Total	2,397,862	250,000	2,088,000	2,397,862

(1)
The table excludes (a) any amounts accrued through December 31, 2015, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2015, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

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

(4)
If Mr. Cartwright is terminated without Cause or he resigns for Good Reason (both defined in the Cartwright Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months. This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2016 COBRA premium rate.

(5)
Reflects the present value of life insurance provided as a benefit to all associates; equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers, which would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2015, (a) assuming full disability at December 31, 2015, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

David M. Neenan(1)

Type of Payment	Involuntary Termination ($)	Death ($)	Disability ($)	Change In Control ($)
Severance Payments(2)	1,659,101			1,659,101
Outplacement(3)	35,000			35,000
Welfare Benefits(4)	28,581			28,581
Life Insurance Payout(5)		250,000
Disability Payments(6)			2,148,000
Total	1,722,682	250,000	2,148,000	1,722,682

(1)
The table excludes (a) any amounts accrued through December 31, 2015, that would be paid in the normal course of employment, such as accrued but unpaid salary and earned annual bonus for 2015, and (b) vested account balances in our 401(k) Savings & Retirement Plan that are generally available to all of our U.S. associates. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

(2)
Mr. Neenan entered into a Severance and Restrictive Covenant Agreement on September 10, 2012 (the “Neenan Severance Agreement”). If Mr. Neenan is terminated without Cause or he resigns for Good Reason (both defined in the Neenan Severance Agreement), he receives a Base Salary Multiple in an amount equal to 1.5 times his annualized base salary during the year of covered termination and the average of his two previous years of actual bonuses under the annual bonus plan, or if covered termination occurs prior to two years of actual bonuses, an amount equal to the prior year's bonus. This amount is calculated and noted in the Severance Payments line.

(3)	Reflects the cost to provide executive-level outplacement services for a period of one year.

(4)
If Mr. Neenan is terminated without Cause or he resigns for Good Reason (both defined in the Neenan Severance Agreement), he receives a lump sum amount equal to COBRA premiums for 18 months. This amount reflects the present value of 18 months of family PPO health and dental coverage using our 2016 COBRA premium rate.

(5)
Reflects the present value of life insurance provided as a benefit to all associates equal to one times their annual base salary (rounded up to the next highest $1,000), with a maximum benefit of $250,000. In addition, we provide Accidental Death & Dismemberment protection to all associates; the present value of the principal sum is $50,000, but this amount is not included above. TransUnion also maintains a travel accident insurance policy for most associates, including executive officers, which would provide an additional benefit equal to five times the associate’s annual salary, subject to a maximum amount of $5,000,000 for all losses arising out of one accident. This amount is not included above.

(6)
Reflects the value of the executive’s disability benefit as of December 31, 2015, (a) assuming full disability at December 31, 2015, and continuing through age 65, and (b) in today’s dollars without any discounting or increase.

Director Compensation
The following tables and narrative footnotes discuss the compensation earned by our directors who are not employed by TransUnion or either of the Sponsors, or any of the Sponsor's respective affiliates (each, an “unaffiliated director”). Messrs. Egan, Klemann, Rajpal and Tadler are not considered unaffiliated directors because of their relationships with our Sponsors, which hold significant interests in TransUnion, and, accordingly, received no compensation for their service on the Board of Directors in 2015. See Item 10, "Directors, Executive Officers and Corporate Governance - Board of Directors." Mr. Peck is not included in the table below because, as President and Chief Executive Officer, disclosure in respect of his compensation is presented in the Summary Compensation Table. Mr. Peck does not receive any additional compensation for his service on the Board of Directors.
Prior to our IPO, the 2015 annualized compensation rates for the unaffiliated directors related to service on our Board of Directors and Committees were as follows:

Board of Directors Annual Retainer	$85,000
Audit and Compliance Committee Chair	$10,000
Compensation Committee Chair	$5,000

Following the IPO, the 2015 annualized compensation rates for the unaffiliated directors related to service on our Board of Directors and Committees were as follows:

Board of Directors Annual Retainer	$85,000
Board Chair Fee	$100,000
Audit and Compliance Committee Chair Fee	$30,000
Compensation Committee Chair Fee	$25,000
Governance and Nominating Committee Chair Fee	$20,000
Committee Member Fees	$10,000
In addition, our unaffiliated directors receive stock options pursuant to the 2012 Management Equity Plan or restricted stock under our 2015 Management Equity Plan, which vest pro rata over a five-year period (or such shorter term as may be set by the Compensation Committee) and have such other terms and conditions as the Compensation Committee may specify.
Total compensation paid to our independent directors in 2015 is shown in the table below. Annual retainer amounts are prorated based on dates of service for newly-appointed independent directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
George M. Awad(1)	$95,000	$—	$—	$—	$—	$—	$95,000
Siddharth N. (Bobby) Mehta(2)	117,500	—	—	—	—	—	117,500
Andrew Prozes(3)	111,250	—	—	—	—	—	111,250
Leo F. Mullin(4)	205,000	—	234,712
Pamela Joseph(5)	52,500	—	149,995

(1) Mr. Awad is a member of the Audit and Compliaqnce Committee.
(2) Mr. Mehta is the Chair of the Audit and Compliance Committee. In connection with his resignation as President and Chief Executive Officer of the Company, Mr. Mehta, a director of the Company, entered into a Consulting Agreement with TransUnion pursuant to which Mr. Mehta provided advice and consultation to assist Mr. Peck in the transition of duties as Chief Executive Officer and to Mr. Peck and the Board of Directors with respect to the Company's strategic operating plan and strategic opportunities or transactions considered by the Company from time to time. Pursuant to the terms of the agreement, Mr. Mehta received a consulting services fee of $150,000 on or before January 10 of each year during the term of the agreement. This agreement was terminated as of December 31, 2015.
(3) Mr. Prozes is the Chair of the Compensation Committee.
(4) Mr. Mullin is the Chair of the Board and the Nominating and Corporate Governance Committee and a member of the Audit and Compliance Committee. He received a grant of 33,058 service-condition stock options with an aggregate grant date fair value of $234,712 that vest over five years from grant date
(5) Ms. Joseph was appointed to the Board, effective as of September 28, 2015. She is a member of the Audit and Compliance Committee. She received a grant of 6,085 shares of restricted stock under the 2015 Management Stock Plan with an aggregate grant date fair value of $149,995 that cliff vest one year from grant date.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2015, with respect to our equity compensation plans under which common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
TransUnion Holding Company, Inc. 2012 Management Equity Plan (approved by security holders)	9,814,760	$7.02	—
TransUnion 2015 Omnibus Incentive Plan (approved by security holders)	—	—	5,400,000
TransUnion 2015 Employee Stock Purchase Plan (approved by security holders)	—	—	2,400,000
Equity compensation plans not approved by security holders	—	—	—
Total	9,814,760	$7.02	7,800,000
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2016, by:

•	each person that is the beneficial owner of more than 5% of our outstanding common stock;

•	each member of our board of directors;

•	each of our named executive officers; and

•	all of the members of our board of directors and our executive officers as a group.
The information below is based on a total of 182,384,721 shares of our common stock outstanding as of January 31, 2016.
To our knowledge, unless otherwise disclosed in the footnotes to this table, and subject to applicable community property laws, we believe that the persons named in the table have sole voting and investment power with respect to their beneficially owned common stock.
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of January 31 , 2016, are deemed to be outstanding for calculating the percentage ownership of the person holding the options, but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o TransUnion, 555 West Adams Street, Chicago, Illinois 60661.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
5% or greater stockholders:
Investment funds affiliated with Advent International Corporation(1)	72,355,340	39.7%
Investment funds affiliated with The Goldman Sachs Group, Inc.(2)	72,356,498	39.7%
Directors and named executive officers:
George W. Awad(3)	62,621	*
Christopher Egan(4)	—	—
Pamela A. Joseph(5)	12,260	*
Gilbert Klemann(2)(6)	72,356,498	39.7%
Siddharth N. (Bobby) Mehta(7)	429,166	*
Leo F. Mullin(8)	60,508	*
Andrew Prozes(9)	75,635	*
Sumit Rajpal(2)(10)	72,356,498	39.7%
Steven M. Tadler(11)	—	—
James M. Peck(12)	879,069	*
Samuel A. Hamood(13)	286,671	*
Christopher A. Cartwright(14)	314,314	*
Gerald M. McCarthy, Jr.(15)	54,121	*
David M. Neenan(16)	473,727	*
John W. Blenke(17)	176,610	*
John T. Danaher (18)	58,750	*
All directors and executive officers as a group (16 persons)	2,883,451	1.6%
________________________

*	Less than 1%.

(1)
The funds managed by Advent International Corporation own 100% of Advent TransUnion Acquisition Limited Partnership, which in turn owns 48.8% of TransUnion, for a 48.8% indirect ownership for the funds managed by Advent International Corporation. This 48.8% indirect ownership consists of 31,892,746 shares deemed to be beneficially owned by Advent International GPE VI Limited Partnership, 20,439,889 shares deemed to be beneficially owned by Advent International GPE VI-A Limited Partnership, 1,612,352 shares deemed to be beneficially owned by Advent International GPE VI-B Limited Partnership, 1,641,273 shares deemed to be beneficially owned by Advent International GPE VI-C Limited Partnership, 1,438,825 shares deemed to be beneficially owned by Advent International GPE VI-D Limited Partnership, 3,962,191 shares deemed to be beneficially owned by Advent International GPE VI-E Limited Partnership, 6,008,359 shares deemed to be beneficially owned by Advent International GPE VI-F Limited Partnership, 3,781,434 shares deemed to be beneficially owned by Advent International GPE VI-G Limited Partnership, 1,171,305 shares deemed to be beneficially owned by Advent Partners GPE VI 2008 Limited Partnership, 43,382 shares deemed to be beneficially owned by Advent Partners GPE VI 2009 Limited Partnership, 101,224 shares deemed to be beneficially owned by Advent Partners GPE VI 2010 Limited Partnership, 101,224 shares deemed to be beneficially owned by Advent Partners GPE VI-A Limited Partnership and 108,454 shares deemed to be beneficially owned by Advent Partners GPE VI-A 2010 Limited Partnership. Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of GPE VI GP Limited Partnership and GPE VI GP (Delaware) Limited Partnership. GPE VI GP Limited Partnership is the general partner of Advent International GPE VI Limited Partnership, Advent International GPE VI-A Limited Partnership, Advent International GPE VI-B Limited Partnership, Advent International GPE VI-F Limited Partnership and Advent International GPE VI-G Limited Partnership. GPE VI GP (Delaware) is the general partner of Advent International GPE VI-C Limited Partnership, Advent International GPE VI-D Limited Partnership and Advent International GPE VI-E Limited Partnership. Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of Advent Partners GPE VI 2008 Limited Partnership, Advent Partners GPE VI 2009 Limited Partnership, Advent Partners GPE VI 2010 Limited Partnership, Advent Partners GPE VI-A Limited Partnership and Advent Partners GPE VI-A 2010 Limited Partnership. Advent International Corporation exercises voting and investment power over the shares held by each of these entities and may be deemed to have beneficial ownership of any shares held by them. With respect to any shares of common stock of the Company held by the funds managed by Advent International Corporation, a group of individuals currently composed of David M. Mussafer, Steven M. Tadler and David M. McKenna, none of whom have individual voting or investment power, exercises voting and investment power over any shares beneficially owned by Advent International Corporation. Each of Mr. Mussafer, Mr. Tadler and Mr. McKenna disclaims beneficial ownership of any shares held by the funds managed by Advent International Corporation, except to the extent of their respective pecuniary interest therein. In addition, Harry Gambill, an Industry Advisor for Advent International Corporation, holds 52,582 shares of common stock. Through a written agreement with Mr. Gambill, Advent International Corporation has sole voting power and, at times, investment power over these shares. The shares reported in the table above do not include shares held by members of management of the Company which are subject to an agreement pursuant to which the management stockholders have appointed the Company as their attorney-in-fact to vote, provide a written consent or take any other action with respect to all matters with respect to such shares in the same proportion as shares held by the investment funds affiliated with Advent International Corporation. Advent International Corporation and its affiliated funds disclaim beneficial ownership of all such shares. The address of Advent International Corporation and each of the funds listed above is c/o Advent International Corporation, 75 State Street, Floor 29, Boston, MA 02109. This information is based on Advent's most recent statement on Schedule 13G.

(2)
The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are deemed to beneficially own 72,356,498 shares of common stock. Shares shown as beneficially owned by investment funds affiliated with The Goldman Sachs Group, Inc. reflect an aggregate of the following record ownership: (i) 28,236,935 shares held by GS Capital Partners VI Fund, L.P.; (ii) 7,764,675 shares held by GS Capital Partners VI Parallel, L.P.; and (iii) 36,353,730 shares held by SpartanShield Holdings. GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holdings, L.P., Bridge Street 2012 Holdings, L.P. and Opportunity Partners Offshore-B Co-Invest AIV, L.P. (together with GS Capital Partners VI Fund, L.P. and GS Capital Partners VI Parallel, L.P., the “Goldman Sachs Funds”) own partnership interests of SpartanShield Holdings. Goldman, Sachs & Co. is a direct and indirect wholly owned subsidiary of The Goldman Sachs Group, Inc. Goldman Sachs & Co. is the investment manager of certain of the Goldman Sachs Funds. The Goldman Sachs Group, Inc., and Goldman, Sachs & Co. may be deemed to beneficially own indirectly, in the aggregate, all of the common stock owned by SpartanShield Holdings because (i) the Goldman Sachs Funds, of which affiliates of Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager, share voting and investment power with certain of its respective affiliates and (ii) the Goldman Sachs Funds control SpartanShield Holdings and have the power to vote or dispose of all of the common stock of the company owned by SpartanShield Holdings. Shares of common stock that may be deemed to be beneficially owned by the Goldman Sachs Funds that correspond to the Goldman Sachs Funds’ partnership interests of SpartanShield Holdings consist of: (1) 23,486,489 shares of common stock deemed to be beneficially owned by GS Capital Partners VI Offshore Fund, L.P., (2) 1,003,541 shares of common stock deemed to be beneficially owned by GS Capital Partners VI GmbH & Co. KG, (3) 866,450 shares of common stock deemed to be beneficially owned by MBD 2011 Holdings, L.P., (4) 999,750 shares of common stock deemed to be beneficially owned by Bridge Street 2012 Holdings, L.P., and (5) 9,997,500 shares of common stock deemed to be beneficially owned by Opportunity Partners Offshore-B Co-Invest AIV, L.P. Each of Mr. Gilbert H. Klemann and Mr. Sumit Rajpal is a Managing Director in the Merchant Banking Division of Goldman, Sachs & Co., and therefore each of Messrs. Klemann and Rajpal may be deemed to have beneficial ownership of the shares held by the Goldman Sachs Funds. The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Messrs. Klemann and Rajpal each disclaim beneficial ownership of the shares of common stock owned directly or indirectly by SpartanShield Holdings and the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any. The shares reported in the table above do not include shares held by members of management of the Company which are subject to an agreement pursuant to which the management stockholders have appointed the Company as their attorney-in-fact to vote, provide a written consent or take any other action with respect to all matters with respect to such shares in the same proportion as shares held by the Goldman Sachs Funds. The Goldman Sachs Funds and its affiliated funds disclaim beneficial ownership of all such shares. The address of the Goldman Sachs Funds, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is 200 West Street, New York, NY 10282. This information is based on Goldman Sachs Group, Inc.'s most recent statement on Schedule 13G.

(3)	Represents 43,186 shares of common stock held of record and options to purchase 19,435 shares of common stock, which are exercisable within 60 days.

(4)
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

(5)	Represents 12,260 shares of common stock held of record, including 6,085 unvested shares of restricted stock.

(6)
Gilbert H. Klemann is a managing director of Goldman, Sachs & Co. As such, Mr. Klemann may be deemed to have shared voting and investment power over, and therefore, may be deemed to beneficially own, shares of common stock of the Company owned by the Goldman Sachs Funds and SpartanShield Holdings. Mr. Klemann disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any. Mr. Klemann holds no shares directly. The address of Mr. Klemann is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(7)	Represents 397,173 shares of common stock held of record and options to purchase 31,993 shares of common stock, which are exercisable within 60 days.

(8)
Leo F. Mullin is a senior advisor, on a part-time basis, to the Merchant Banking Division of Goldman Sachs & Co. The address of Mr. Mullin is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282. Represents 52,244 shares of common stock held of record and options to purchase 8,264 shares of common stock, which are exercisable within 60 days.

(9)	Represents 58,361 shares of common stock held of record and options to purchase 17,274 shares of common stock, which are exercisable within 60 days.

(10)
Sumit Rajpal is a managing director of Goldman, Sachs & Co. As such, Mr. Rajpal may be deemed to have shared voting and investment power over, and therefore, may be deemed to beneficially own, shares of common stock of the Company owned by the Goldman Sachs Funds and SpartanShield Holdings. Mr. Rajpal disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any. Mr. Rajpal holds no shares directly. The address of Mr. Rajpal is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(11)
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

(12)	Represents 564,821 shares of common stock held of record and options to purchase 314,248 shares of common stock, which are exercisable within 60 days

(13)	Represents 166,118 shares of common stock held of record and options to purchase 120,553 shares of common stock, which are exercisable within 60 days.

(14)	Represents 170,350 shares of common stock held of record and options to purchase 143,964 shares of common stock, which are exercisable within 60 days.

(15)	Represents 24,321 shares of common stock held of record and options to purchase 29,800 shares of common stock, which are exercisable within 60 days.

(16)	Represents 449,059 shares of common stock held of record and options to exercise 24,668 shares of common stock, which are exercisable within 60 days.

(17)	Represents 176,610 shares of common stock held of record, including 49,187 unvested shares of restricted stock.

(18)	Represents 34,326 shares of common stock held of record and options to purchase 24,424 shares of common stock, which are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions Policy
Our Board of Directors has adopted a written Related Person Transaction Policy, which provides that any “Related Person Transaction” must be reviewed and approved or ratified in accordance with specified procedures. The term “Related Person Transaction” includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, in which (1) the aggregate dollar amount involved exceeds $120,000 in any fiscal year, (2) the Company is, or is proposed to be, a participant, and (3) any person who is or was (since the beginning of the last year) a director, a nominee for director, an executive officer or a beneficial owner of more than five percent of any class of the Company’s voting securities, or a member of the immediate family of any such person, had, has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).
The policy requires each director, nominee and executive officer to notify the general counsel in writing of any Related Person Transaction in which the director, nominee, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The general counsel will deliver a copy of the notice to the Audit and Compliance Committee. The Audit and Compliance Committee will review the material facts of each proposed Related Person Transaction and approve, ratify or disapprove the transaction.
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
Registration Rights Agreement
In connection with the 2012 Change in Control Transaction, we entered into a registration rights agreement (the “Registration Rights Agreement”) with certain affiliates of the Sponsors and certain members of management. This Registration Rights Agreement provides the Sponsors an unlimited number of “demand” registrations, which require us to register shares of our common stock under the Securities Act of 1933, as amended (the “Securities Act”), held by the Sponsors and, if requested, to maintain a shelf registration statement effective with respect to such shares. Each of the Sponsors and members of management party to the Registration Rights Agreement is also entitled to customary “piggyback” registration rights and entitled to participate on a pro rata basis in any registration of our common stock under the Securities Act that we may undertake. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the Sponsors and the members of management party thereto against certain liabilities which may arise under the Securities Act.
Amended and Restated Major Stockholders’ Agreement
In connection with the 2012 Change in Control Transaction, we, GS (defined below) and Advent (defined below) entered into a major stockholders’ agreement, as amended from time to time. The following is a description of the Amended and Restated Major Stockholders’ Agreement as currently in effect:
Board of Directors
The Amended and Restated Major Stockholders’ Agreement provides that two directors shall be designated for election to the board of directors by GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., SpartanShield Holdings, GS Capital Partners Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holding, L.P. and Opportunity Partners Offshore-B Co-Invest AIV, L.P. (collectively, “GS”) or their affiliates and two directors shall be designated for election to the board of directors by Advent-TransUnion Acquisition Limited Partnership (“Advent” and, together with GS, the “Sponsors”) or its affiliates (so long as neither of GS nor Advent have transferred more than 75% of their initial ownership interest in the Company). If either Sponsor transfers more than 75% of their respective initial ownership interests in the Company, then such Sponsor shall only be entitled to designate for election one director; and if either Sponsor transfers more than 90% of their respective initial ownership interest in the Company, then that Sponsor shall not be entitled to designate any directors for election. Moreover, the Amended and Restated Major Stockholders’ Agreement provides that GS is entitled to appoint Messrs. Rajpal and Klemann as Class III and Class II directors, respectively, and Advent is entitled to appoint Messrs. Egan and Tadler as Class III and Class II directors, respectively. Additionally, so long as the GS Capital Partners VI Parallel, L.P. beneficially owns at least 5% of its initial ownership interest in the Company, it is permitted to designate for election one non-voting observer to our board of directors and any committee thereof.
Additional Matters
Additionally, because of The Goldman Sachs Group, Inc.’s status as a bank holding company and election to be treated as a financial holding company under the BHC Act, we have agreed to be subject to certain covenants in the Amended and Restated Major Stockholders’ Agreement for the benefit of The Goldman Sachs Group, Inc. that are intended to facilitate compliance with the BHC Act. In particular, The Goldman Sachs Group, Inc. has rights to conduct audits on, and access certain information of, us and has certain rights to review the policies and procedures that we implement to comply with the laws and regulations that relate to our activities. In addition, we are obligated to provide The Goldman Sachs Group, Inc. with notice of certain events and business activities and cooperate with The Goldman Sachs Group, Inc. to mitigate potential adverse consequences resulting therefrom, as well as seek consent from them prior to expanding the nature of our activities. These covenants will remain in effect as long as the Federal Reserve deems us to be a “subsidiary” of The Goldman Sachs Group, Inc. under the BHC Act.
The Amended and Restated Major Stockholders’ Agreement also requires each of GS and Advent to consult with one another regarding the transfer of their equity securities of the Company, so long as either of them own at least 20% of its initial ownership interest in the Company.
Use of IPO Proceeds
In connection with our IPO, we paid underwriting discounts and commissions of approximately $8.8 million to Goldman, Sachs & Co., affiliates of which own approximately 39.7% of our outstanding common stock. Messrs. Klemann and Rajpal, each of whom is a member of our Board of Directors, are both Managing Directors at Goldman, Sachs & Co. We believe that the services performed by Goldman, Sachs & Co. in connection with the above offering were provided on terms no more or less favorable than those with unrelated parties.
Data and Data Services
In 2015, we entered into a series of transactions with an affiliate of Goldman, Sachs & Co. providing for the license of depersonalized data and the provision of data services that we offer to all of our business customers. In connection with these transactions, we received aggregate fees of approximately $0.2 million in 2015. These transactions were approved by the Audit and Compliance Committee pursuant to the Related Party Transaction Policy.
Consulting Agreements
In connection with the 2012 Change in Control Transaction, TransUnion, GS and Advent entered into a Consulting Agreement, dated April 30, 2012 (the “Sponsor Consulting Agreement”). The Sponsor Consulting Agreement terminated upon the completion of the IPO. Upon termination of the Sponsor Consulting Agreement, we were required to pay in cash to each of GS and Advent all unpaid advisory fees, as described below, payable to GS and Advent, respectively, under the Sponsor Consulting Agreement and all expenses due under the Sponsor Consulting Agreement to each of GS and Advent with respect to periods prior to the termination date.
Pursuant to the terms of the agreement, GS and Advent are to receive an advisory fee of $250,000 each, increasing 5% annually, in exchange for services provided, including (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of existing debt; (iv) finance functions, including assistance in the preparation of financial projections and monitoring of compliance with financing agreements; (v) human resources functions, including searching and recruiting of executives; and (vi) other services as mutually agreed upon. During 2015, Goldman, Sachs & Co. and Advent International Corporation provided consulting services to TransUnion totaling $137,794 each.
In connection with his resignation as President and Chief Executive Officer of the Company, TransUnion and Siddharth N. (Bobby) Mehta, a director of the Company, entered into a Consulting Agreement, dated December 6, 2012 (the “Mehta Consulting Agreement”), pursuant to which Mr. Mehta provided advice and consultation to assist Mr. Peck in the transition of duties as Chief

Executive Officer and to Mr. Peck and the Board of Directors with respect to the Company's strategic operating plan and strategic opportunities or transactions considered by the Company from time to time. Pursuant to the terms of the agreement, Mr. Mehta receives a consulting services fee of $150,000 on or before January 10th of each year during the term of the agreement. The Mehta Consulting Agreement was terminated as of December 31, 2015.
The consulting agreements described above were entered into prior to the adoption of the Related Party Transactions Policy and were approved by the Company’s Board of Directors.
Directed Share Program
In connection with our IPO, the underwriters reserved 1,477,273 shares of common stock for sale at the IPO price of $22.50 to our directors, officers and employees and certain other persons associated with us, as designated by us. The following officers purchased shares in the directed share program with a value in excess of $120,000:

•	Gerald McCarthy, Jr., Executive Vice President - Healthcare, purchased 9,000 shares, with a total value of $202,000.

•	David Neenan, Executive Vice President - International, purchased 25,000 shares, with a total value of $562,500.

•	James Pieper, Senior Vice President, purchased 6,850 shares, with a total value of $154,125.

Debt and Hedge Activities
As of December 31, 2015 and 2014, interest accrued on debt to related parties was less than $0.1 million, for each respective period. During 2015, we borrowed against our Senior Secured Term Loan A , and as of December 31, 2015, there was approximately $64.8 million owed to affiliates of GS. As of December 31, 2014 there was $10.5 million of our senior secured revolving line of credit owed to affiliates of GS and no outstanding borrowings as of December 31, 2015. During 2015, we terminated our interest rate swap agreements, paying affiliates of GS $1.7 million, and entered into a new interest rate cap agreement with one of the counter-parties being an affiliate of GS. As of December 31, 2015, the fair value of the cap owed by an affiliate of GS was $0.1 million. For the years-ended December 31, 2015, 2014 and 2013 affiliates of GS were paid $2.0 million, $1.5 million and $1.1 million, respectively, of interest expense and fees related to debt and hedge instruments.
Financing Transactions
On June 30, 2015, we amended our senior secured credit facility to refinance the senior secured credit facility with a new $1,881.0 million term loan and a new $350.0 million five-year senior secured term loan drawn in July 2015. The amendments also refinanced the existing revolving line of credit with a five-year $210.0 million revolving line of credit.
In connection with such refinancing transaction, affiliates of GS were paid $0.1 million in upfront fees.
Management Stock Sales and Repurchases
On February 6, 2015, Leo F. Mullin, a director of the Company, purchased 19,151 shares of common stock at a purchase price of $13.06 per share.
On February 25, 2015, as a component of James M. Peck’s employment agreement, Mr. Peck purchased 13,126 shares of common stock at a purchase price of $13.06 per share
On March 4, 2015, John T. Danaher, an executive officer of the Company, exercised options to purchase 24,665 shares of common stock at $4.99 per share.
On April 7, 2015, David M. Neenan, an executive officer of the Company, exercised options to purchase 32,889 shares of common stock at $4.99 per share.
On April 29, 2015, James M. Peck, the President and Chief Executive Officer of the Company, exercised options to purchase 166,366 shares of common stock at $4.99 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees paid to our principal accountant for the years ended December 31, 2015 and 2014, were as follows:

Category (in millions)	2015	2014
Audit fees	$2.7	$2.3
Audit-related fees	1.0	1.7
Tax fees	0.1	—
All other fees	—	—
Total	$3.8	$4.0
All audit and non-audit services provided by our principal accountant, or any other independent auditor, must be approved by the Audit and Compliance Committee of our Board of Directors. For engagements expected to generate fees of $50,000 or less, audit and non-audit services by an independent auditor can be approved by the Chairman of the Audit and Compliance Committee. Audit-related fees include fees paid for due diligence related to mergers and acquisitions and the review of controls and security of our information systems. All of the fees paid to our principal accountant in 2015 and 2014 were pre-approved by our Audit and Compliance Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets—December 31, 2015 and 2014;

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013;

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule I - Condensed Financial Information of TransUnion;

•	Schedule I - Notes to Financial Information of TransUnion; and

•	Schedule II—Valuation and Qualifying Accounts.

(3)
Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 137 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(4)	Valuation and qualifying accounts.

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2016.

TransUnion

By:	/s/ Samuel A. Hamood
Samuel A. Hamood Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
The officers and directors whose signatures appear below constitute and appoint John W. Blenke and Michael J. Forde as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2016.

Signature	Title

/s/ James M. Peck	Director, President and Chief Executive Officer
James M. Peck	(Principal Executive Officer)

/s/ Samuel A. Hamood	Executive Vice President and Chief Financial Officer
Samuel A. Hamood	(Principal Financial Officer)

/s/ Timothy Elberfeld	Vice President and Chief Accounting Officer
Timothy Elberfeld	(Principal Accounting Officer)

/s/ George M. Awad	Director
George M. Awad

/s/ Christopher Egan	Director
Christopher Egan

/s/Pamela A. Joseph	Director
Pamela A. Joseph

/s/Gilbert H. Klemann	Director
Gilbert H. Klemann

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

/s/ Leo F. Mullin	Director
Leo F. Mullin

/s/ Andrew Prozes	Director
Andrew Prozes

/s/ Sumit Rajpal	Director
Sumit Rajpal

/s/ Steven M. Tadler	Director
Steven M. Tadler

2015 Form 10-K
EXHIBIT INDEX
TransUnion

Exhibit No.	Exhibit Name

2.1*†
Purchase Agreement Made as a Deed, dated December 9, 2015, by and among TransUnion Netherlands I B.V., Trustev Limited, the Non-Management Sellers Identified therein, the Management Sellers identified therein and the Management Seller Representative named therein. (Incorporated by reference to Exhibit 2.1 to TransUnion’s Current Report on Form 8-K filed December 15, 2015).

2.2*†
Agreement with respect to certain Shares and Options of Trustev Limited Made as a Deed, dated as of December 9, 2015, by and among Trustev Limited, TransUnion Netherlands I B.V., the Management Holders identified therein and the Management Holder Representative named therein (Incorporated by reference to Exhibit 2.2 to TransUnion’s Current Report on Form 8-K filed December 15, 2015).

3.1	Second Amended and Restated Certificate of Incorporation of TransUnion. (Incorporated by reference to Exhibit 4.1 to TransUnion’s Registration Statement on Form S-8 filed June 26, 2015).

3.2	Second Amended and Restated Bylaws of TransUnion. (Incorporated by reference to Exhibit 4.2 to TransUnion’s Registration Statement on Form S-8 filed June 26, 2015).

4.1	Form of Stock Certificate for Common Stock. (Incorporated by reference to Exhibit 4.6 to TransUnion’s Amendment No. 3 to Registration Statement on Form S-1 filed on June 15, 2015).

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

10.2
Amendment No. 8 to Credit Agreement, dated as of June 2, 2015, among TransUnion Corp., Trans Union LLC, the guarantors from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent,, the other lenders party thereto, Credit Suisse Securities (USA) LLC, Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as syndication agents, Royal Bank of Canada and Wells Fargo Bank, N.A., as documentation agents, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed June 8, 2015).

10.3
Amendment No. 9 to Credit Agreement, dated as of June 30, 2015, among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the guarantors from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent, Deutsche Bank AG New York Branch, as L/C issuer and swing line lender, the other lenders party thereto, Goldman Sachs Lending Partners LLC, as syndication agent, Bank of America, N.A., Royal Bank of Canada and Credit Suisse AG, as documentation agents, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, RBC Capital Markets and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed July 2, 2015).

10.4
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

10.5††
TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012). (Incorporated by reference to Exhibit 10.1 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).

10.6††
TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement (Effective April 30, 2012). (Incorporated by reference to Exhibit 10.2 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).

10.7**††	Amendment No. 1 to TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement, dated as of January 1, 2016.

10.8
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

10.9**	First Amendment to the Stockholders' Agreement, dated as of February 12, 2016, among TransUnion, The Advent Investor (as defined therein) and the GS Investor (as defined therein).

10.10
Amended and Restated Major Stockholders’ Agreement, dated as of June 23, 2015, among TransUnion, the Advent Investor (as defined therein) and the GS Investors (as defined therein) (Incorporated by reference to Exhibit 10.7 to TransUnion's Amendment No. 2 to Registration Statement on Form S-1/A filed May 29, 2015).

10.11
Registration Rights Agreement dated as of April 30, 2012, by and among TransUnion, the Advent Investors (as defined therein), the GS Investors (as defined therein), certain Key Individuals (as defined therein) and any other person who becomes a party thereto. (Incorporated by reference to Exhibit 10.5 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).

10.12	Form of Director Indemnification Agreement for directors of TransUnion (Incorporated by reference to Exhibit 10.6 to TransUnion's Registration Statement on Form S-4 filed July 31, 2012).

10.13††
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

10.15††
Stock Repurchase Agreement dated December 6, 2012 between Siddharth N. (Bobby) Mehta and TransUnion (Incorporated by reference to Exhibit 10.14 to TransUnion's and TransUnion Intermediate Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.16††
Employment Agreement with James M. Peck, President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012. (Incorporated by reference to Exhibit 10.15 to TransUnion's and TransUnion Intermediate Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.17††
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

10.18††
Consulting Agreement dated April 30, 2012 with Goldman Sachs & Co. and Advent International Corporation. (Incorporated by reference to Exhibit 10.17 to TransUnion's and TransUnion Intermediate Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19††	TransUnion 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 4.4 to TransUnion’s Registration Statement on Form S-8 filed June 26, 2015).

10.20††	TransUnion 2015 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.5 to TransUnion’s Registration Statement on Form S-8 filed June 26, 2015).

Exhibit No.	Exhibit Name

21**	Subsidiaries of TransUnion.

23.1**	Consent of Ernst & Young LLP

24**	Power of Attorney - TransUnion (included on the signature page of this Form 10-K).

31.1**	Certification of Principal Executive Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Separate audited financial statements in accordance with Rule 3-09 of Regulation S-X for Trans Union De Mexico, S.A. for the years ended December 31, 2014, 2013 and 2012 (incorporated by reference to exhibit 99.1 to TransUnion's Annual Report on Form 10-K for the year ended December 31, 2014).

99.2
Separate unaudited financial statements in accordance with Rule 3-09 of Regulation S-X for Credit Information Bureau (India) Limited for the year ended March 31, 2014 (incorporated by reference to Exhibit 99.2 to TransUnion's Annual Report on Form 10-K for the year ended December 31, 2014).

99.3
Separate audited financial statements in accordance with Rule 3-09 of Regulation S-X for Credit Information Bureau (India) Limited for the year ended March 31, 2013 (incorporated by reference to Exhibit 99.3 to TransUnion's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2013).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
† Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
†† Identifies management contracts and compensatory plans or arrangement.
** Filed or furnished herewith.

Schedule I—Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Balance Sheet
(in millions, except per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Due from TransUnion Intermediate	$114.4	$86.2
Other current assets	—	22.7
Total current assets	114.4	108.9
Investment in TransUnion Intermediate	1,131.2	1,505.6
Other assets	—	20.9
Total assets	$1,245.6	$1,635.4
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$0.1
Other current liabilities	0.1	18.3
Total current liabilities	0.1	18.4
Long-term debt	—	998.7
Other liabilities	14.1	31.2
Total liabilities	14.2	1,048.3
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion and 200.0 million shares authorized at December 31, 2015 and December 31, 2014; 183.0 million and 148.5 million shares issued as of December 31, 2015 and December 31, 2014, respectively; and 182.3 million and 147.9 million shares outstanding as of December 31, 2015 and December 31, 2014, respectively	1.8	1.5
Additional paid-in capital	1,850.3	1,137.6
Treasury stock at cost; 0.7 million shares at December 31, 2015 and December 31, 2014	(4.6)	(4.3)
Accumulated deficit	(424.3)	(430.2)
Accumulated other comprehensive loss	(191.8)	(117.5)
Total stockholders’ equity	1,231.4	587.1
Total liabilities and stockholders’ equity	$1,245.6	$1,635.4
 See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statement of Income
(in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$—
Operating expenses
Selling, general and administrative	1.6	1.4	1.3
Total operating expenses	1.6	1.4	1.3
Operating loss	(1.6)	(1.4)	(1.3)
Non-operating income and expense
Interest expense	(52.8)	(97.0)	(96.3)
Equity Income from TransUnion Intermediate	61.6	49.1	43.2
Other income and (expense), net	(33.7)	(0.2)	(0.2)
Total non-operating income and expense	(24.9)	(48.1)	(53.3)
Loss before income taxes	(26.5)	(49.5)	(54.6)
Benefit for income taxes	32.4	37.0	37.3
Net loss	$5.9	$(12.5)	$(17.3)
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
Net loss	$5.9	$(12.5)	$(17.3)
Other comprehensive loss:
Foreign currency translation:
Foreign currency translation adjustment	(79.7)	(47.9)	(54.8)
Benefit for income taxes	4.9	3.8	3.0
Foreign currency translation, net	(74.8)	(44.1)	(51.8)
Interest rate swaps:
Net unrealized gain (loss)	0.3	(0.6)	4.8
Amortization of accumulated loss	0.4	0.3	—
Benefit (provision) for income taxes	(0.2)	0.1	(1.8)
Interest rate swaps, net	0.5	(0.2)	3.0
Available-for-sale securities:
Net unrealized gain	—	0.2	—
Provision for income taxes	—	(0.1)	—
Available-for-sale securities, net	—	0.1	—
Total other comprehensive loss, net of tax	(74.3)	(44.2)	(48.8)
Comprehensive loss attributable to TransUnion	$(68.4)	$(56.7)	$(66.1)
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
 Parent Company Only
Statement of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
Cash provided by (used in) operating activities	$289.5	$(9.4)	$(1.5)
Cash used in investing activities	—	—	—
Cash flows from financing activities:
Extinguishment of 9.625% and 8.125% Senior Notes	(1,000.0)	—	—
Proceeds from initial public offering	764.5	—	—
Underwriter fees and other costs on initial public offering	(49.8)	—	—
Debt financing fees	(8.1)	—	(0.9)
Proceeds from issuance of common stock and exercise of stock options	2.8	9.6	5.8
Treasury stock purchases	(0.3)	(0.2)	(3.4)
Excess tax benefit	1.4	—	—
Cash provided by (used in) financing activities	(289.5)	9.4	1.5
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
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
Note 2. Income tax
TransUnion entered into an intercompany tax allocation agreement with TransUnion Intermediate Holdings, Inc. (formerly known as TransUnion Corp.) in 2013, effective for all taxable periods from May 1, 2012, forward, in which they are members of the same consolidated federal or state tax groups. The agreement allocates the consolidated tax liability from those filings among the various members of the group. We recorded the cumulative effect of the intercompany tax allocation agreement to TransUnion's balance sheet and statement of income during 2013.
Note 3. Dividends from subsidiaries
Cash dividends paid to TransUnion from its consolidated subsidiaries were $45.1 million, $90.3 million and $94.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Schedule II—Valuation and Qualifying Accounts
TRANSUNION

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2015	$2.4	$3.2	$—	$(1.4)	$4.2
2014	$0.7	$3.2	$—	$(1.5)	$2.4
2013	$1.7	$0.8	$—	$(1.8)	$0.7
Allowance for deferred tax assets:
Year ended December 31,
2015	$42.1	$5.3	$—	$(0.7)	$46.7
2014	$25.9	$19.5	$—	$(3.3)	$42.1
2013	$27.2	$4.8	$—	$(6.1)	$25.9
____________________

(1)	For the allowance for doubtful accounts, includes write-offs of uncollectable accounts.