Form 10-Q
period 2016-03-31
TransUnion
filed 2016-04-27
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Yes ☐ No ☒

The number of shares of registrants’ common stock outstanding as of March 31, 2016, was 182,467,939.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	March 31, 2016	December 31, 2015
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$150.3	$133.2
Trade accounts receivable, net of allowance of $3.7 and $4.2	263.2	228.3
Other current assets	80.3	65.3
Total current assets	493.8	426.8
Property, plant and equipment, net of accumulated depreciation and amortization of $186.5 and $174.3	201.3	183.0
Goodwill, net	2,105.9	1,983.4
Other intangibles, net of accumulated amortization of $672.7 and $615.3	1,846.3	1,770.1
Other assets	82.3	79.5
Total assets	$4,729.6	$4,442.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$111.0	$105.4
Short-term debt and current portion of long-term debt	48.0	43.9
Other current liabilities	122.4	146.7
Total current liabilities	281.4	296.0
Long-term debt	2,309.5	2,160.7
Deferred taxes	632.7	588.4
Other liabilities	51.8	27.8
Total liabilities	3,275.4	3,072.9
Redeemable noncontrolling interests	66.5	2.9
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2016 and December 31, 2015, 183.1 million and 183.0 million shares issued at March 31, 2016 and December 31, 2015, respectively, and 182.5 million shares and 182.3 million shares outstanding as of March 31, 2016 and December 31, 2015, respectively	1.8	1.8
Additional paid-in capital	1,839.5	1,850.3
Treasury stock at cost; 0.7 million shares at March 31, 2016 and December 31, 2015	(4.6)	(4.6)
Accumulated deficit	(411.7)	(424.3)
Accumulated other comprehensive loss	(185.3)	(191.8)
Total TransUnion stockholders’ equity	1,239.7	1,231.4
Noncontrolling interests	148.0	135.6
Total stockholders’ equity	1,387.7	1,367.0
Total liabilities and stockholders’ equity	$4,729.6	$4,442.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$405.7	$353.1
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	149.1	125.6
Selling, general and administrative	132.2	121.9
Depreciation and amortization	72.5	69.1
Total operating expenses	353.8	316.6
Operating income	51.9	36.5
Non-operating income and expense
Interest expense	(20.4)	(44.8)
Interest income	0.8	0.9
Earnings from equity method investments	1.9	2.3
Other income and (expense), net	(7.6)	(2.3)
Total non-operating income and expense	(25.3)	(43.9)
Income (loss) before income taxes	26.6	(7.4)
(Provision) benefit for income taxes	(12.0)	3.0
Net income (loss)	14.6	(4.4)
Less: net income attributable to the noncontrolling interests	(2.0)	(2.2)
Net income (loss) attributable to TransUnion	$12.6	$(6.6)

Earnings per share:
Basic	$0.07	$(0.04)
Diluted	$0.07	$(0.04)

Weighted average shares outstanding:
Basic	182.4	147.9
Diluted	184.0	147.9
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$14.6	$(4.4)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	26.3	(27.3)
Benefit for income taxes	0.1	0.1
Foreign currency translation, net	26.4	(27.2)
Hedge instruments:
Net unrealized loss	(23.5)	—
Amortization of accumulated loss	0.1	0.1
Benefit for income taxes	8.7	—
Hedge instruments, net	(14.7)	0.1
Total other comprehensive income (loss), net of tax	11.7	(27.1)
Comprehensive income (loss)	26.3	(31.5)
Less: comprehensive income attributable to noncontrolling interests	(7.2)	(2.6)
Comprehensive income (loss) attributable to TransUnion	$19.1	$(34.1)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$14.6	$(4.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72.5	69.1
Amortization and loss on fair value of hedge instrument	0.8	1.1
Equity in net income of affiliates, net of dividends	(1.5)	(0.9)
Deferred taxes	4.6	(9.5)
Amortization of discount on term loans	0.4	0.2
Amortization of deferred financing fees	0.3	2.0
Stock-based compensation	3.7	2.4
Provision for losses on trade accounts receivable	0.7	0.6
Other	1.6	0.2
Changes in assets and liabilities:
Trade accounts receivable	(30.8)	(14.5)
Other current and long-term assets	(4.5)	6.4
Trade accounts payable	2.8	0.5
Other current and long-term liabilities	(23.5)	(36.7)
Cash provided by operating activities	41.7	16.5
Cash flows from investing activities:
Capital expenditures	(30.9)	(30.1)
Proceeds from sale of trading securities	0.9	0.3
Purchases of trading securities	(1.1)	(1.0)
Proceeds from sale of other investments	8.8	3.9
Purchases of other investments	(8.5)	(7.2)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(129.1)	(9.9)
Acquisition-related deposits	(1.1)	9.1
Cash used in investing activities	(161.0)	(34.9)
Cash flows from financing activities:
Proceeds from Senior Secured Term Loan B	150.0	—
Proceeds from senior secured revolving line of credit	145.0	35.0
Payments of senior secured revolving line of credit	(145.0)	—
Repayments of debt	(12.0)	(6.6)
Proceeds from issuance of common stock and exercise of stock options	0.9	0.8
Debt financing fees	(3.1)	—
Excess tax benefit	0.5	—
Distributions to noncontrolling interests	(0.4)	(0.1)
Cash provided by financing activities	135.9	29.1
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.6)
Net change in cash and cash equivalents	17.1	9.1
Cash and cash equivalents, beginning of period	133.2	77.9
Cash and cash equivalents, end of period	$150.3	$87.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Redeemable Non- controlling Interests
	Shares	Amount
Balance December 31, 2015	182.3	$1.8	$1,850.3	$(4.6)	$(424.3)	$(191.8)	$135.6	$1,367.0	$2.9
Net income (loss)	—	—	—	—	12.6	—	2.1	14.7	(0.1)
Other comprehensive income	—	—	—	—	—	6.5	1.0	7.5	4.2
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)	—
Adjustment of redeemable noncontrolling interest	—	—	(15.8)	—	—	—	—	(15.8)	15.8
Noncontrolling interests	—	—	—	—	—	—	10.2	10.2	43.7
Excess tax benefit	—	—	0.5	—	—	—	—	0.5	—
Stock-based compensation	—	—	3.7	—	—	—	—	3.7	—
Exercise of stock options	0.2	—	0.8	—	—	—	—	0.8	—
Balance March 31, 2016	182.5	$1.8	$1,839.5	$(4.6)	$(411.7)	$(185.3)	$148.0	$1,387.7	$66.5
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
Basis of Presentation
Any reference in this report to “the Company”, “we”, “our”, “us”, and “its’” are to TransUnion and its consolidated subsidiaries, collectively.
The accompanying unaudited consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. The operating results of TransUnion for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2016.
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
Recently Adopted Accounting Pronouncements
On April 7, 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that unamortized debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The new guidance is required to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Accordingly, we have presented our debt as of March 31, 2016 and December 31, 2015, net of unamortized debt issue costs of $5.3 and $3.9 million, respectively, on our balance sheet and in Footnote 8, “Debt.”

On August 18, 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting). The ASU indicates the SEC staff would not object to presenting deferred debt issuance costs for a line of credit arrangement as an asset in the balance sheet. We continue to present our deferred line of credit fees as an asset in the consolidated balance sheet. See Note 3 “Other Current Assets” and Note 4 “Other Assets.”
Recent Accounting Pronouncements Not Yet Adopted
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This comprehensive guidance will replace all existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. During 2016, the FASB issued additional guidance: ASU No. 2016-09 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); and ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This additional guidance updates and clarifies the guidance in certain sub-sections of Topic 606. We are currently assessing the impact this revenue recognition guidance will have on our consolidated financial statements.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU, among other things, will require lessee’s to record a lease liability, which is an obligation to make lease payments arising from a lease, and right-of-use asset, which is an asset that represents the right to use, or control the use of, a specified asset for the lease term, for all long-term leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years . We are currently assessing the impact this guidance will have on our consolidated financial statements.
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. We are currently assessing the impact this guidance will have on our consolidated financial statements.
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2016:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$11.5	$7.4	$4.1	$—
Available for sale securities	2.9	—	2.9	—
Total	$14.4	$7.4	$7.0	$—

Liabilities
Interest rate caps	$(23.8)	$—	$(23.8)	$—
Contingent obligations	(6.5)	—	—	(6.5)
Total	$(30.3)	$—	$(23.8)	$(6.5)
Level 1 instruments consist of exchange-traded mutual funds. Exchange-traded mutual funds are trading securities valued at their current market prices. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants.
Level 2 instruments consist of pooled separate accounts, foreign exchange-traded corporate bonds and interest rate caps. Pooled separate accounts are designated as trading securities valued at net asset values. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants. Foreign exchange-traded corporate bonds are available-for-sale securities valued at their current quoted prices. These securities mature between 2027 and 2033. The interest rate caps fair values are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. See Note 8, “Debt” for additional information regarding interest rate caps.
Unrealized gains and losses on trading securities are included in net income, while unrealized gains and losses on available for sale securities are included in other comprehensive income. There were no significant realized or unrealized gains or losses on our securities for any of the periods presented.
Level 3 instruments consist of contingent obligations related to companies we have acquired with maximum payouts totaling $33.5 million. These obligations are contingent upon meeting certain performance requirements in 2015 through 2018. The fair values of these obligations were determined based on an income approach, using our current expectations of the future earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three months ended March 31, 2016, we recorded expense of $0.1 million as a result of changes to the fair value of these obligations.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Prepaid expenses	$47.2	$41.9
Other investments	18.9	12.5
Marketable securities	2.9	2.9
Deferred financing fees	0.5	0.5
Income taxes receivable	0.6	0.1
Other	10.2	7.4
Total other current assets	$80.3	$65.3
Other investments include non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. These investments are recorded at their carrying value. As of March 31, 2016, other investments also include investments we acquired with the purchase of Central de Informacion Financiera S.A. (“CIFIN”).
4. Other Assets
Other assets consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Investments in affiliated companies	$51.9	$50.5
Other investments	14.4	13.0
Marketable securities	11.5	11.2
Deferred financing fees	1.6	1.7
Deposits	1.9	1.8
Other	1.0	1.3
Total other assets	$82.3	$79.5
Other investments include non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. These investments are recorded at their carrying value.
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. There were no other-than-temporary impairments of investments in affiliated companies during the three months ended March 31, 2016 or 2015.

Investments in affiliated companies consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Total equity method investments	$46.9	$45.5
Total cost method investments	5.0	5.0
Total investments in affiliated companies	$51.9	$50.5
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

(in millions)	Three Months Ended March 31,
	2016	2015
Earnings from equity method investments	$1.9	$2.3
Dividends received from equity method investments	$0.4	$1.4
There were no dividends received from cost method investments for the three months ended March 31, 2016 and 2015.
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Accrued payroll	$49.2	$74.5
Accrued employee benefits	20.0	24.2
Accrued legal and regulatory	16.3	16.3
Deferred revenue	9.9	10.6
Accrued interest	1.1	1.0
Other	25.9	20.1
Total other current liabilities	$122.4	$146.7
The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2016 that were earned in 2015.
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Interest rate caps	$23.8	$—
Retirement benefits	11.3	11.2
Unrecognized tax benefits	0.2	0.3
Other	16.5	16.3
Total other liabilities	$51.8	$27.8

8. Debt
Debt outstanding consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2021, including variable interest (3.50% at March 31, 2016) at LIBOR or alternate base rate, plus applicable margin, including original issue discount and deferred financing fees of $8.8 million and $5.2 million, respectively, at March 31, 2016, and original issue discount and deferred financing fees of $7.3 million and $3.8 million, respectively, at December 31, 2015	$1,998.0	$1,855.6
Senior Secured Term Loan A, payable in quarterly installments through June 30, 2020, including variable interest (2.88% at March 31, 2016) at LIBOR or alternate base rate, plus applicable margin, including original issue discount and deferred financing fees of $0.7 million and $0.1 million, respectively, at March 31, 2016, and original issue discount and deferred financing fees of $0.7 million and $0.1 million, respectively, at December 31, 2015	336.1	340.4
Other notes payable	21.4	6.2
Capital lease obligations	2.0	2.4
Total debt	2,357.5	2,204.6
Less short-term debt and current portion of long-term debt	(48.0)	(43.9)
Total long-term debt	$2,309.5	$2,160.7
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at March 31, 2016, were as follows:

(in millions)	March 31, 2016
2016	$34.4
2017	45.9
2018	49.3
2019	49.1
2020	272.0
Thereafter	1,921.6
Unamortized original issue discounts and unamortized deferred financing fee	(14.8)
Total debt	$2,357.5
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the senior secured revolving line of credit. On July 15, 2015, we used the net proceeds from our initial public offering (“IPO”), along with $350.0 million of borrowings from the Senior Secured Term Loan A, to redeem all of the outstanding 9.625% and 8.125% Senior Notes, including a prepayment premium, accrued interest and certain transaction costs.
On March 31, 2016, we borrowed an additional $150.0 million of our Senior Secured Term Loan B, on the same terms as the original Senior Secured Term Loan B, to pay off the balance on our senior secured revolving line of credit that we had drawn on in February 2016 to fund the acquisition of CIFIN and for general corporate purposes. As of March 31, 2016, the capacity under the senior secured credit facility may be increased by an additional $300.0 million so long as certain financial conditions are met, subject to certain conditions and receipt of commitments to fund any additional borrowings by existing or additional lenders.
With certain exceptions, the obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness and at the end of each fiscal quarter. As of March 31, 2016, this covenant required us to maintain a net leverage ratio on a pro forma basis equal to, or less than, 6.5-to-1. As of March 31, 2016, we were in compliance with all debt covenants.

On April 30, 2012, we entered into swap agreements to effectively fix the interest payments on a portion of the then existing senior secured term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. As a result of the amendment to our senior secured credit facility dated April 9, 2014, the swaps no longer were expected to be highly effective and no longer qualified for hedge accounting. At that time, the total net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the initial expiration date of the swaps. On December 18, 2015, we terminated the interest rate swaps by paying off the outstanding liability balance of $2.7 million. Prior to termination of the swaps, changes in the fair value for the three months ended March 31, 2015 resulted in a loss of $0.9 million recorded in other income and expense.
On December 18, 2015, we entered into interest rate cap agreements with various parties that will effectively cap our LIBOR exposure on a portion of our existing senior secured term loans at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The initial aggregate notional amount under these agreements is $1,526.4 million and is scheduled to decrease each quarter beginning September 30, 2016, until the agreement terminates on June 30, 2020. Beginning July 2016, we will pay the various counter-parties a fixed rate of interest on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%. We will record the net payments paid or received as interest expense. The change in fair value of the caps is recorded in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the caps are effective, and in other income and expense in the consolidated statements of income to the extent the caps are ineffective. During the three months ended March 31, 2016, the change in the fair value of the caps resulted in a loss of $14.8 million, net of tax, recorded in other comprehensive income (loss) and a loss of $0.7 million recorded in other income and expense. Ineffectiveness is due to, and will continue to result from, financing the estimated cap premium payments. Amounts in other comprehensive income will be reclassified into earnings in the same period in which the hedged forecasted transaction affects earnings.
Fair Value of Debt
As of March 31, 2016, the fair value of our variable-rate Senior Secured Term Loan A, excluding original issue discounts and deferred fees, approximates the carrying value. As of March 31, 2016 the fair value of our Senior Secured Term Loan B, excluding original issue discounts and deferred fees, was approximately $1,994.2 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, quoted market prices for these publicly traded instruments.
9. Stockholders’ Equity
Stock Split
During 2015, we effected a 1.333 to 1 stock split of our common stock. All periods presented in these financial statements reflect this split. The impact of the split resulted in a reclassification of the beginning balance of additional paid-in capital to common stock to reflect the increase in par value.
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of March 31, 2016.
Redeemable Non-controlling Interest
The redeemable noncontrolling interest increased to $66.5 million at March 31, 2016, from $2.9 million at December 31, 2015, primarily due to our purchase of CIFIN and our exercise of our call rights on the DHI noncontrolling interest.
10. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our long-term incentive stock plans.
As of March 31, 2016, there were 0.2 million anti-dilutive stock-based awards outstanding. In addition, there were 6.5 million contingently issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the market conditions had not been met. As of March 31, 2015, there were 3.9 million anti-dilutive stock-based awards outstanding. These awards were anti-dilutive because we reported a net loss in the period. In addition, there were 6.4 million contingently issuable market-based stock awards outstanding that were excluded from the diluted earnings per share calculation because the market conditions had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015

Earnings per share - basic
Earnings available to common shareholders	$12.6	$(6.6)
Weighted average basic shares outstanding	182.4	147.9
Earnings per share - basic	$0.07	$(0.04)

Earnings per share - diluted
Earnings available to common shareholders	$12.6	$(6.6)

Weighted average basic shares outstanding	182.4	147.9
Dilutive impact of stock based awards	1.6	—
Weighted average dilutive shares outstanding	184.0	147.9
Earnings per share - diluted	$0.07	$(0.04)

11. Income Taxes
For the three months ended March 31, 2016, we reported an effective tax rate of 45.1%, which was higher than the 35% U.S. federal statutory rate due primarily to tax expense on unremitted foreign earnings not considered permanently reinvested and the impact of valuation allowances on the losses of certain foreign subsidiaries.
For the three months ended March 31, 2015, we reported a loss before income taxes and an effective tax rate of 40.1% which was higher than the 35% U.S. federal statutory rate due primarily to the benefit of state income taxes and the tax rate differential on foreign earnings, partially offset by additional tax expense resulting from the expiration of the look-through rule as discussed below.
Effective January 1, 2015, the look-through provision under Subpart F of the U.S. Internal Revenue Code expired but was reinstated in December 2015 retroactive to January 1, 2015. Subpart F requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including earnings of certain foreign subsidiaries, regardless of whether that income is remitted to the United States. The look-through rule of Subpart F grants an exception for any passive income of certain foreign subsidiaries that is attributable to an active business. When the look-through exception is not in effect, we are required to accrue a tax liability for those foreign earnings as if those earnings were distributed to the United States. Consequently, in the first quarter of 2015, we recorded the additional tax expense we would have incurred in the absence of the look-through rule.
The total amount of unrecognized tax benefits was $1.9 million as of March 31, 2016, and $1.9 million as of December 31, 2015. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes as of March 31, 2016, and December 31, 2015, was $0.1 million and $0.1 million, respectively. There was no significant liability for tax penalties as of March 31, 2016 or December 31, 2015. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2007 and forward remain open for examination in some state and foreign jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal purposes.

12. Operating Segments
Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
In the first quarter of 2016, we moved our direct to consumer reseller business and reallocated certain other costs related to our consumer facing business in the U.S. from our USIS segment to our Consumer Interactive segment. These changes better reflect the evolution of our consumer facing business in the U.S. and how we manage that business. As a result, we modified our segment reporting effective the first quarter of 2016. In conjunction with this change we also reclassified $105.0 million of goodwill from our USIS segment to our Consumer Interactive segment. The segment results below have been recast to reflect these changes for all periods presented. These changes do not impact our consolidated results.
We evaluate the performance of segments based on revenue and operating income. The following is a more detailed description of the three operating segments and the Corporate unit, which provides support services to each operating segment:
U.S. Information Services
U.S. Information Services (“USIS”) provides consumer reports, risk scores, analytical and decisioning services to businesses. These businesses use our services to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery platforms in our USIS segment allow us to serve a broad set of customers and business issues. We offer our services to customers in financial services, insurance, healthcare and other industries.
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
Corporate
In addition, Corporate provides support services for each of the operating segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.

Selected segment financial information consisted of the following:

(in millions)	Three Months Ended March 31,
	2016	2015

Gross revenues:
U.S. Information Services	$247.0	$219.0
International	67.8	63.5
Consumer Interactive	106.1	84.6
Total revenues, gross	420.9	367.1

Intersegment revenue eliminations:
U.S. Information Services	(14.3)	(13.3)
International	(0.9)	(0.7)
Consumer Interactive	—	—
Total intersegment eliminations	(15.2)	(14.0)
Total revenues, net	$405.7	$353.1

Operating income:
U.S. Information Services	$30.2	$27.7
International	5.1	2.7
Consumer Interactive	40.5	26.8
Corporate	(23.8)	(20.8)
Total operating income	$51.9	$36.5

Intersegment operating income eliminations:
U.S. Information Services	$(13.9)	$(13.0)
International	(0.6)	(0.4)
Consumer Interactive	14.5	13.4
Total intersegment eliminations	$—	$—

As a result of displaying amounts in millions, rounding differences may exist in the table above.
A reconciliation of operating income to income (loss) before income taxes for the periods presented is as follows:

(in millions)	Three Months Ended March 31,
	2016	2015
Operating income from segments	$51.9	$36.5
Non-operating income and expense	(25.3)	(43.9)
Income (loss) before income taxes	$26.6	$(7.4)

Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
USIS	$0.4	$0.4
International	1.5	1.9
Total	$1.9	$2.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.
References in this discussion and analysis to “the Company”, “we”, “our”, “us”, and “its’” are to TransUnion and its consolidated subsidiaries, collectively.
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
We believe that we have the capabilities and assets, including comprehensive and unique datasets, advanced technology and analytics, to provide differentiated solutions to our customers. We obtain financial, credit, alternative credit, identity, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information from an average of 90,000 data sources, including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our next-generation technology allows us to quickly and efficiently integrate our data with our analytics and decisioning capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics expertise, which includes our people as well as tools such as predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enables businesses and consumers to gain better insights into their risk and financial data. Our decisioning capabilities, which are generally delivered on a software-as-a-service platform, allow businesses to interpret data and apply their specific qualifying criteria to make decisions and take action with respect to their customers. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud. Similarly, our capabilities allow consumers to see how their credit profiles have changed over time, understand the impact of financial decisions on their credit scores and manage their personal information as well as to take precautions against identity theft.
Segments
We manage our business and report our financial results in three operating segments: USIS, International and Consumer Interactive. In the first quarter of 2016, we moved our direct to consumer reseller business and reallocated certain other costs related to our consumer facing business in the U.S. from our USIS segment to our Consumer Interactive segment. These changes better reflect the evolution of our consumer facing business in the U.S. and how we manage that business. As a result, we modified our segment reporting effective the first quarter of 2016. In conjunction with this change we also reclassified $105.0 million of goodwill from our USIS segment to our Consumer Interactive segment. The segment results below have been recast to reflect these changes for all periods presented. These changes do not impact our consolidated results.

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

In addition, Corporate provides support services for each of the operating segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the operating segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. Since the beginning of 2015, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans, a decrease in unemployment, an increase in consumer confidence and an increase in demand for our marketing services. In our Consumer Interactive segment, we continue to see increased demand for our credit and identity theft solutions. The economic and market improvements in all of our segments were tempered by continuing concern about economic conditions that has limited consumer spending and has put pressure on growth in our businesses. Also, the continuing strengthening of the U.S. dollar has diminished the operating results reported by our International segment compared with the prior year.
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
Recent Developments
On March 31, 2016, we borrowed an additional $150.0 million of our Senior Secured Term Loan B, on the same terms as the original Senior Secured Term Loan B, to pay off the balance on our senior secured revolving line of credit that we had drawn on in February 2016 to fund the acquisition of Central de Informacion Financiera S.A. (“CIFIN”) and for general corporate purposes.

On March 7, 2016, we exercised our call rights on the redeemable noncontrolling interest in Drivers History Information Sales, LLC (“DHI”). Accordingly, as of March 31, 2016, the carrying value of this redeemable noncontrolling interest reflects the expected purchase price of the remaining shares. We expect to close on this transaction in the second quarter of 2016.
On March 14, 2016, certain of our stockholders completed a secondary public offering of approximately 17.9 million shares of TransUnion common stock. This had no impact on our financial statements, other than approximately $1.0 million of transactions costs recorded in other income and expense that we were obligated to pay, as all stock sold pursuant to the offering was sold by our stockholders. We did not receive any proceeds from the offering.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint, and to enter new markets. Since January 1, 2015, we completed the following acquisitions:

•
On February 8, 2016, we acquired a 71% ownership interest in CIFIN. CIFIN is one of two primary credit bureaus in Colombia. We have rights and obligations to purchase approximately an additional 24% ownership in CIFIN, which we expect to complete in 2016 following certain regulatory approvals. The results of operations of CIFIN, which are not material to our consolidated financial statements, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

•
On December 9, 2015, we acquired 100% of the voting share capital in Trustev Limited (“Trustev”). Trustev is a registered company in the Republic of Ireland that provides digital verification technology to multiple industries. The results of operations of Trustev, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
During 2015, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”) from 55% to 66.1%, with the purchase of 5% on September 24, 2015 and an additional 6.1% on November 5, 2015.

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

Our largest customer accounted for approximately 4% of revenue in 2015 and 3% of revenue in 2014. Our top ten customers accounted for approximately 20% of revenue in 2015 and 19% in 2014.  As described below, many of our operating expenses are not directly correlated to particular services delivered.  As a result, increases and decreases in revenue due to acquisition of new customers, loss of existing customers or increases or decreases of services provided to existing customers, will typically have a greater percentage impact on our operating income, net income, EBITDA and Adjusted EBITDA than on revenues.
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
Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures.For the three months ended March 31, 2016 and 2015, these key indicators were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015	$ Change	% Change
Revenue	$405.7	$353.1	$52.7	14.9%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$12.6	$(6.6)	$19.2	290.2%
Net interest expense	19.6	43.9	(24.3)	(55.4)%
Provision (benefit) for income taxes	12.0	(3.0)	15.0	nm
Depreciation and amortization	72.5	69.1	3.4	4.9%
EBITDA	116.6	103.3	13.3	12.8%
Adjustments to EBITDA:
Stock-based compensation(2)	5.3	3.1	2.2	73.1%
Mergers and acquisitions, divestitures and business optimization(3)	5.5	0.5	5.0	nm
Technology transformation(4)	12.0	5.8	6.3	108.7%
Other(5)	2.0	2.2	(0.2)	(9.4)%
Total adjustments to EBITDA	24.8	11.5	13.3	115.8%
Adjusted EBITDA(1)	$141.4	$114.8	$26.6	23.1%

Other metrics:
Cash provided by operating activities	$41.7	$16.5	$25.2	152.7%
Capital expenditures	$(30.9)	$(30.1)	$(0.8)	2.7%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

(1)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility and the indentures governing our senior notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three months ended March 31, 2016 and 2015.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three months ended March 31, 2016, consisted of the following adjustments to operating income: a $0.1 million adjustment to contingent consideration expense from previous acquisitions; a $0.1 million loss on divestitures of two small business operations; and a $(0.3) million adjustment to business optimization expenses. For the three months ended March 31, 2016 , consisted of the following adjustments to non-operating income and expense: $5.6 million of acquisition expenses.

For the three months ended March 31, 2015, consisted of the following adjustments to operating income: a $0.4 million adjustment to contingent consideration expense from previous acquisitions. For the three months ended March 31, 2015, consisted of the following adjustments to non-operating income and expense: $0.1 million of acquisition expenses.
(4)Represented costs associated with a project to transform our technology infrastructure.

(5)
For the three months ended March 31, 2016, consisted of the following adjustments to non-operating income and expense: $0.1 million of currency remeasurement of our foreign operations; a $0.7 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $0.3 million of loan fees; $1.0 million of fees in connection with the completion of a secondary public offering of approximately 17.9 million shares of TransUnion common stock by certain of our stockholders; and $(0.1) million of miscellaneous.

For the three months ended March 31, 2015, consisted of the following adjustments to non-operating income and expense: $0.7 million of currency remeasurement of our foreign operations; a $0.9 million mark-to-market loss related to ineffectiveness on our interest rate hedge; $0.4 million of loan fees; and $0.2 million of miscellaneous.
Revenue
Total revenue increased $52.7 million for the three months ended March 31, 2016, compared with the same period in 2015, due to strong organic growth in all of our segments, across all platforms and markets, and revenue from our recent acquisitions in our USIS and International segments, partially offset by the impact of weakening foreign currencies on the 2016 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 1.0% and the impact of weakening foreign currencies accounted for a decrease in revenue of 2.7%. Revenue by segment in the three-month periods were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015	$ Change	% Change
U.S. Information Services:
Online Data Services	$161.0	$146.7	$14.4	9.8%
Marketing Services	36.9	33.0	4.0	12.0%
Decision Services	49.0	39.3	9.7	24.6%
Total U.S. Information Services	247.0	219.0	28.0	12.8%

International:
Developed Markets	23.2	21.0	2.3	10.8%
Emerging Markets	44.6	42.6	2.0	4.8%
Total International	67.8	63.5	4.3	6.8%

Total Consumer Interactive	106.1	84.6	21.5	25.4%

Total revenue, gross	420.9	367.1	53.8	14.7%

Intersegment eliminations:
USIS Online	(14.3)	(13.3)	(0.9)
International Developed Markets	(0.7)	(0.5)	(0.2)
International Emerging Markets	(0.1)	(0.1)	—
Consumer Interactive	—	—	—
Total intersegment eliminations	(15.2)	(14.0)	(1.2)

Total revenue as reported	$405.7	$353.1	$52.7	14.9%
As a result of displaying amounts in millions, rounding differences may exist in the table above.

USIS Segment
USIS revenue increased $28.0 million for the three months ended March 31, 2016, compared with the same period in 2015, due to increases in revenue from all platforms.
Online Data Services
Online Data Services revenue increased $14.4 million for the three-month period, compared with the same period in 2015, due primarily to an 8.0% increase in credit report unit volume. Also, a change in the mix of customer volumes resulted in an increase in average pricing for online credit reports compared to the same period in 2015.
Marketing Services
Marketing Services revenue increased $4.0 million for the three-month period, compared with the same period in 2015, due primarily to an increase in custom data sets and archive information.
Decision Services
Decision Services revenue increased $9.7 million for the three-month period, compared with the same period in 2015, due primarily to an organic increase in revenue in healthcare and insurance markets.
International Segment
International revenue increased $4.3 million, or 6.8%, for the three months ended March 31, 2016, compared with the same period in 2015. Higher local currency revenue from increased volumes in all regions and the inclusion of revenue from our recent acquisition was partially offset by a 15.1% decrease in revenue from the impact of weakening foreign currencies. Incremental revenue from our acquisition accounted for a 5.2% increase in revenue.
Developed Markets
Developed markets revenue increased $2.3 million, or 10.8%, for the three-month period, compared with the same period in 2015, due to higher local currency revenue in both regions partially offset by an 8.3% decrease in revenue from the impact of a weakening Canadian dollar.
Emerging Markets
Emerging markets revenue decreased $2.0 million, or 4.8%, for the three-month period, compared with the same period in 2015. Higher local currency revenue in all regions and incremental revenue from our recent acquisition was partially offset by an 18.5% decrease in revenue from the impact of weakening foreign currencies, primarily the South African rand and Brazilian real. Incremental revenue from our acquisition accounted for a 7.8% increase in revenue.
Consumer Interactive Segment
Consumer Interactive revenue increased $21.5 million for the three months ended March 31, 2016, compared with the same period in 2015. This increase was due primarily to an increase in revenue from our indirect channel, and an increase in revenue in our direct channel driven by an increase in the average number of direct subscribers.
Operating Expenses
Operating expenses for the three months ended March 31, 2016 and March 31, 2015 were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015	$ Change	% Change
Cost of services	$149.1	$125.6	$23.5	18.7%
Selling, general and administrative	132.2	121.9	10.3	8.4%
Depreciation and amortization	72.5	69.1	3.4	4.9%
Total operating expenses	$353.8	$316.6	$37.2	11.7%

Cost of Services
Cost of services increased $23.5 million for the three-month period, compared with the same period in 2015.
The increase was due primarily to:

•	an increase in product costs resulting from the increase in revenue;

•	an increase in labor costs as we continue to invest in key strategic growth initiatives;

•	an acceleration of maintenance costs in our USIS segment related to our strategic initiatives to transform our technology platform; and

•	operating costs relating to our acquisitions in our USIS and International segments, partially offset by:

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $10.3 million for the three-month period, compared with the same period in 2015.
The increase was due primarily to:

•
an increase in labor costs, primarily in our USIS segment and in Corporate, attributed to higher incentive and stock-based compensation and an increase in headcount as we continue to invest in key strategic growth initiatives;

•	an increase in advertising costs in our Consumer Interactive segment; and
•operating costs relating to our acquisitions in our USIS and International segments, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $3.4 million for the three-month period, compared with the same period in 2015, primarily in our USIS segment due to increased capital expenditures related to our ongoing strategic initiatives and from assets acquired with our recent business acquisitions.

Operating Income and Operating Margins

	Three Months Ended March 31,
(in millions)	2016	2015	$ Change	% Change
Gross operating income by segment:
USIS operating income	$30.2	$27.7	$2.5	8.9%
International operating income	5.1	2.7	2.4	84.8%
Consumer Interactive operating income	40.5	26.8	13.7	51.2%
Corporate operating loss	(23.8)	(20.8)	(3.0)	(14.8)%
Total gross operating income	$51.9	$36.5	$15.4	42.3%

Intersegment operating income eliminations:
USIS	$(13.9)	$(13.0)	$(0.9)
International	(0.6)	(0.4)	(0.2)
Consumer Interactive	14.5	13.4	1.1
Corporate	—	—	—
Total operating income eliminations	$—	$—	$—

Operating Margin:
USIS	12.2%	12.7%		(0.5)%
International	7.5%	4.3%		3.2%
Consumer Interactive	38.2%	31.6%		6.6%
Total operating margin	12.8%	10.3%		2.5%
As a result of displaying amounts in millions, rounding differences may exist in the table above. Segment operating margin calculated using segment gross revenue. Consolidated operating margin calculated using as reported revenue.
Total operating income increased $15.4 million for the three months ended March 31, 2016, compared with the same period in 2015. The increase was due primarily to:

•	the increase in revenue in all segments, including revenue from recent acquisitions, partially offset by:

•	an increase in product costs resulting from the increase in revenue;

•	an increase in incentive-based, stock-based and other compensation costs, primarily in our USIS segment and in Corporate;

•	an acceleration of maintenance costs in our USIS segment related to our strategic initiative to transform our technology platform;

•	an increase in advertising in our Consumer Interactive segment;

•	an increase in depreciation and amortization, primarily in our USIS segment;

•	operating costs from our acquisitions in our USIS and International segments; and

•	the impact of weakening foreign currencies on the 2015 results of our International segment.
Margins for the USIS segment decreased due to the acceleration of maintenance costs related to our technology transformation initiative, the increase in compensation costs, and the increase in depreciation and amortization, partially offset by the increase in revenue. Margins for the International segment increased due primarily to the increase in revenue and cost savings from our key productivity initiatives. Margins for the Consumer Interactive segment increased due to the increase in revenue, partially offset by the increase in advertising costs.

Non-Operating Income and Expense

	Three Months Ended March 31,
(in millions)	2016	2015	$ Change	% Change
Interest expense	$(20.4)	$(44.8)	$24.4	54.4%
Interest income	0.8	0.9	(0.1)	(6.5)%
Earnings from equity method investments	1.9	2.3	(0.4)	(15.6)%
Other income and expense, net:
Acquisition fees	(5.6)	(0.1)	(5.6)	nm
Loan fees	(0.3)	(0.4)	0.1	16.8%
Dividends from cost method investments	—	—	—	nm
Other income, net	(1.7)	(1.8)	0.1	7.9%
Total other income and expense, net	(7.6)	(2.3)	(5.4)	nm
Non-operating income and expense	$(25.3)	$(43.9)	$18.6	42.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
nm: not meaningful
Our 9.625% and 8.125% Senior Notes were redeemed on July 15, 2015, using the net proceeds from our IPO, along with $350.0 million borrowings from the Senior Secured Term Loan A. As a result, interest expense decreased $24.4 million for the three-month period, compared with the same period in 2015. Lower interest expense on the Senior Notes was partially offset by additional interest expense resulting from the increase in the average outstanding principal balance of the senior secured credit facility in 2016, compared with 2015.
Acquisition fees represent costs we have incurred for acquisition-related efforts. The increase in 2016 was due to our acquisition of CIFIN and other ongoing acquisition efforts.
For the three months ended March 31, 2016, other income, net, included $1.0 million of fees incurred in connection with the completion of a secondary public offering of approximately 17.9 million shares of TransUnion common stock by certain of our stockholders and $0.7 million of expense related to ineffectiveness on our current interest rate hedge. For the three months ended March 31, 2015, other income, net, included a loss of $0.9 million on our swap which we exited in December 2015.
Provision for Income Taxes
For the three months ended March 31, 2016, we reported an effective tax rate of 45.1%, which was higher than the 35% U.S. federal statutory rate due primarily to tax expense on unremitted foreign earnings not considered permanently reinvested and the impact of valuation allowances on the losses of certain foreign subsidiaries.
For the three months ended March 31, 2015, we reported a loss before income taxes and an effective tax rate of 40.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the benefit of state income taxes and the tax rate differential on foreign earnings, partially offset by additional tax expense resulting from the expiration of the look-through rule as discussed below.
Effective January 1, 2015, the look-through provision under Subpart F of the U.S. Internal Revenue Code expired but was reinstated in December 2015 retroactive to January 1, 2015. Subpart F requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including earnings of certain foreign subsidiaries, regardless of whether that income is remitted to the United States. The look-through rule of Subpart F grants an exception for any passive income of certain foreign subsidiaries that is attributable to an active business. When the look-through exception is not in effect, we are required to accrue a tax liability for those foreign earnings as if those earnings were distributed to the United States. Consequently, in the first quarter of 2015, we recorded the additional tax expense we would have incurred in the absence of the look-through rule.
Significant Changes in Assets and Liabilities
The increase in goodwill and gross other intangibles assets at March 31, 2016, compared to December 31, 2015, included an increase of $107.2 million and $107.3 million, respectively, as a result of recording an estimate of fair value of the assets acquired with our acquisition of CIFIN. The redeemable noncontrolling interest increased to $66.5 million at March 31, 2016, from $2.9 million at December 31, 2015, primarily due to our purchase of CIFIN and exercising our call rights on the DHI noncontrolling interest. See “Recent Developments” above and the Consolidated Statement of Stockholders’ Equity for additional information.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service, business acquisitions and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving line of credit will be sufficient to fund our planned capital expenditures, debt service obligations and operating needs for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $150.3 million and $133.2 million at March 31, 2016, and December 31, 2015, respectively, of which $68.2 million and $79.7 million was held outside the United States. As of March 31, 2016, we had no amounts outstanding under the senior secured revolving line of credit and could have borrowed up to the $210.0 million available. In addition, as of March 31, 2016, the capacity under the senior secured credit facility may be increased by an additional $300.0 million so long as certain financial conditions are met, subject, in each case, to certain conditions and commitments by existing or additional financial institutions or institutional lenders to fund the additional borrowings.
The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. The Company is required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement, of the prior year. There were no excess cash flows for 2015 and therefore no additional payment was required in 2016. See Part I, Item 1, Note 8 “Debt,” for additional information about our debt.
Sources and Uses of Cash

	Three Months Ended March 31,
(in millions)	2016	2015	Change
Cash provided by operating activities	$41.7	$16.5	$25.2
Cash used in investing activities	(161.0)	(34.9)	(126.1)
Cash provided by financing activities	135.9	29.1	106.8
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.6)	2.1
Net change in cash and cash equivalents	$17.1	$9.1	$8.0
Operating Activities
The increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization as well as a decrease in cash paid for interest.
Investing Activities
The increase in cash used in investing activities was due primarily to the cash used for the CIFIN acquisition in February 2016.
Financing Activities
The increase in cash used by financing activities was due primarily to the additional funds used to finance the CIFIN acquisition, partially offset by the increase in repayments of debt.
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
Cash paid for capital expenditures increased $0.8 million, from $30.1 million for the three months ended March 31, 2015, to $30.9 million for the three months ended March 31, 2016. We expect total capital expenditures to be lower in 2016 than in 2015 as a percentage of revenue as we completed the improvements to our corporate headquarters facility in the first half of 2015 and expect to complete the transformation of our technology platform in the first half of 2016.

Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the senior secured revolving line of credit. On July 15, 2015, we used the net proceeds from our initial public offering (“IPO”), along with $350.0 million of borrowings from the Senior Secured Term Loan A, to redeem all of the outstanding 9.625% and 8.125% Senior Notes, including a prepayment premium, accrued interest and certain transaction costs.
On March 31, 2016, we borrowed an additional $150.0 million of our Senior Secured Term Loan B, on the same terms as the original Senior Secured Term Loan B, to pay off the balance on our senior secured revolving line of credit that we had drawn on in February 2016 to fund the acquisition of CIFIN and for general corporate purposes.
Hedge
On December 18, 2015, we entered into interest rate cap agreements with various parties that will effectively cap our LIBOR exposure on a portion of our existing senior secured term loans at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The initial aggregate notional amount under these agreements is $1,526.4 million and is scheduled to decrease each quarter beginning September 30, 2016, until the agreement terminates on June 30, 2020. Beginning July 2016, we will pay the various counter-parties a fixed rate of interest on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%. We will record the net payments paid or received as interest expense. The change in fair value of the caps is recorded in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the caps are effective, and in other income and expense in the consolidated statements of income to the extent the caps are ineffective. During the three months ended March 31, 2016, the change in the fair value of the caps resulted in a loss of $14.8 million, net of tax, recorded in other comprehensive income (loss), and a loss of $0.7 million related to ineffectiveness recorded in other income and expense. Ineffectiveness is due to, and will continue to result from, financing the estimated cap premium payments. Amounts in other comprehensive income will be reclassified into earnings in the same period in which the hedged forecasted transaction affects earnings.
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
With certain exceptions, the obligations under the senior secured credit facility are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness and at the end of each fiscal quarter. As of March 31, 2016, this covenant required us to maintain a net leverage ratio on a pro forma basis equal to, or less than, 6.50-to-1. As of March 31, 2016, we were in compliance with all debt covenants.
TransUnion’s ability to meet its liquidity needs or to pay dividends on its common stock depends on its subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions. Trans Union LLC, the borrower under the senior secured credit facility, is not permitted to declare any dividend or make any other distribution subject to certain exceptions, including compliance with a fixed charge coverage ratio and a basket that depends on TransUnion Intermediate Holding, Inc.’s consolidated net income.
9.625% and 8.125% Senior Notes
These notes were repaid in full on July 15, 2015, from the net proceeds from our IPO, along with $350.0 million borrowings from the Senior Secured Term Loan A as discussed above.
For additional information about our debt, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements, Note 8, “Debt.”

Recent Accounting Pronouncements
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting And Reporting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different conditions. See the “Application of Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, “Significant Accounting and Reporting Policies” to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016, for a description of the significant accounting estimates used in the preparation of our consolidated financial statements.
Cautionary Notice Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” “outlook,” “potential,” “continues,” “seeks,” “predicts,” and the negatives of these words and other similar expressions.
Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include among others, risks, uncertainties and factors set forth below under Item 1A, “Risk Factors”, and the following factors:

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
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts.
There have been no material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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

On a regular basis, we accrue reserves for litigation and regulatory matters based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See our Annual Report on Form 10-K for the year ended December 31, 2015, Part II, Item 8, “Notes to Consolidated Financial Statements,” Note 18, “Contingencies,” for additional information about these reserves. However, for certain matters, we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. However, for these matters we do not believe based on currently available information that the outcomes will have a material adverse effect on our financial condition, although the outcomes could be material to our operating results for any particular period.
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
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015, for a full description of our material pending legal proceedings.
ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, and this Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.

ITEM 6. EXHIBITS

2.1*†
English translation of the Share Purchase Sale Agreement, dated February 8, 2016, by and among TransUnion Netherlands II B.V., the Sellers named therein, and TransUnion, as guarantor (incorporated by reference to Exhibit 2.1 to TransUnion’s Current Report on Form 8-K filed February 12, 2016).

10.1	Amendment No. 10 to Credit Agreement dated as of March 31, 2016 (incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on April 6, 2016).

31.1	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

†	English translation submitted. The registrant hereby undertakes to furnish supplementally a copy of the foreign language document upon request of the U.S. Securities and Exchange Commission.
**
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

TransUnion

April 27, 2016	By	/s/ Samuel A. Hamood
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

April 27, 2016	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

2.1*†
English translation of the Share Purchase Sale Agreement, dated February 8, 2016, by and among TransUnion Netherlands II B.V., the Sellers named therein, and TransUnion, as guarantor (incorporated by reference to Exhibit 2.1 to TransUnion’s Current Report on Form 8-K filed February 12, 2016).

10.1	Amendment No. 10 to Credit Agreement dated as of March 31, 2016 (incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on April 6, 2016).

31.1	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

†	English translation submitted. The registrant hereby undertakes to furnish supplementally a copy of the foreign language document upon request of the U.S. Securities and Exchange Commission.
**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.