Form 10-Q
period 2016-06-30
TransUnion
filed 2016-07-27
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Yes ☐ No ☒

The number of shares of registrants’ common stock outstanding as of June 30, 2016, was 182,725,313.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	June 30, 2016	December 31, 2015
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$141.3	$133.2
Trade accounts receivable, net of allowance of $4.4 and $4.2	256.5	228.3
Other current assets	100.3	65.3
Total current assets	498.1	426.8
Property, plant and equipment, net of accumulated depreciation and amortization of $202.9 and $174.3	192.6	183.0
Goodwill, net	2,120.5	1,983.4
Other intangibles, net of accumulated amortization of $730.7 and $615.3	1,820.9	1,770.1
Other assets	91.8	79.5
Total assets	$4,723.9	$4,442.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$112.2	$105.4
Short-term debt and current portion of long-term debt	50.8	43.9
Other current liabilities	163.3	146.7
Total current liabilities	326.3	296.0
Long-term debt	2,350.3	2,160.7
Deferred taxes	612.3	588.4
Other liabilities	54.4	27.8
Total liabilities	3,343.3	3,072.9
Redeemable noncontrolling interests	—	2.9
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2016 and December 31, 2015, 183.4 million and 183.0 million shares issued at June 30, 2016 and December 31, 2015, respectively, and 182.7 million shares and 182.3 million shares outstanding as of June 30, 2016 and December 31, 2015, respectively	1.8	1.8
Additional paid-in capital	1,832.2	1,850.3
Treasury stock at cost; 0.7 million shares at June 30, 2016 and December 31, 2015	(4.6)	(4.6)
Accumulated deficit	(394.4)	(424.3)
Accumulated other comprehensive loss	(184.8)	(191.8)
Total TransUnion stockholders’ equity	1,250.2	1,231.4
Noncontrolling interests	130.4	135.6
Total stockholders’ equity	1,380.6	1,367.0
Total liabilities and stockholders’ equity	$4,723.9	$4,442.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$425.7	$378.5	$831.4	$731.6
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	143.8	131.5	292.9	257.1
Selling, general and administrative	144.4	127.0	276.6	248.9
Depreciation and amortization	74.0	68.6	146.5	137.7
Total operating expenses	362.2	327.1	716.0	643.7
Operating income	63.5	51.4	115.4	87.9
Non-operating income and expense
Interest expense	(21.3)	(44.9)	(41.7)	(89.6)
Interest income	1.1	1.2	1.9	2.1
Earnings from equity method investments	2.0	2.3	3.9	4.6
Other income and (expense), net	(9.3)	(5.3)	(16.9)	(7.7)
Total non-operating income and expense	(27.5)	(46.7)	(52.8)	(90.6)
Income (loss) before income taxes	36.0	4.7	62.6	(2.7)
Provision for income taxes	(16.3)	(5.1)	(28.3)	(2.1)
Net income (loss)	19.7	(0.4)	34.3	(4.8)
Less: net income attributable to the noncontrolling interests	(2.4)	(2.2)	(4.4)	(4.4)
Net income (loss) attributable to TransUnion	$17.3	$(2.6)	$29.9	$(9.2)

Earnings per share:
Basic	$0.09	$(0.02)	$0.16	$(0.06)
Diluted	$0.09	$(0.02)	$0.16	$(0.06)

Weighted average shares outstanding:
Basic	182.5	148.5	182.4	148.2
Diluted	184.4	148.5	184.2	148.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$19.7	$(0.4)	$34.3	$(4.8)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	3.8	(1.4)	30.1	(28.7)
Benefit for income taxes	3.0	1.2	3.1	1.3
Foreign currency translation, net	6.8	(0.2)	33.2	(27.4)
Hedge instruments:
Net unrealized loss	(11.4)	—	(34.9)	—
Amortization of accumulated loss	0.1	0.1	0.2	0.2
Benefit (expense) for income taxes	4.2	(0.1)	12.9	(0.1)
Hedge instruments, net	(7.1)	—	(21.8)	0.1
Total other comprehensive income (loss), net of tax	(0.3)	(0.2)	11.4	(27.3)
Comprehensive income (loss)	19.4	(0.6)	45.7	(32.1)
Less: comprehensive income attributable to noncontrolling interests	(1.7)	(0.7)	(8.9)	(3.3)
Comprehensive income (loss) attributable to TransUnion	$17.7	$(1.3)	$36.8	$(35.4)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$34.3	$(4.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146.5	137.7
Net loss on refinancing transactions	—	3.8
Amortization and loss on fair value of hedge instrument	1.2	0.9
Equity in net income of affiliates, net of dividends	1.7	(3.0)
Deferred taxes	(4.1)	(11.2)
Amortization of discount and deferred financing fees	1.5	4.5
Stock-based compensation	8.9	5.2
Provision for losses on trade accounts receivable	1.8	1.6
Other	0.9	0.3
Changes in assets and liabilities:
Trade accounts receivable	(22.9)	(32.7)
Other current and long-term assets	(28.6)	7.2
Trade accounts payable	2.2	6.4
Other current and long-term liabilities	6.1	0.6
Cash provided by operating activities	149.5	116.5
Cash flows from investing activities:
Capital expenditures	(54.9)	(68.3)
Proceeds from sale of trading securities	0.9	0.6
Purchases of trading securities	(1.2)	(1.2)
Proceeds from sale of other investments	19.7	8.3
Purchases of other investments	(17.3)	(11.6)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(270.6)	(13.8)
Acquisition-related deposits	—	9.1
Cash used in investing activities	(323.4)	(76.9)
Cash flows from financing activities:
Proceeds from senior secured term loan B	150.0	1,881.0
Extinguishment of senior secured term loan B	—	(1,881.0)
Proceeds from senior secured term loan A	55.0	—
Proceeds from senior secured revolving line of credit	145.0	35.0
Payments of senior secured revolving line of credit	(145.0)	(85.0)
Repayments of debt	(23.8)	(14.4)
Proceeds from initial public offering	—	764.5
Underwriter fees and other costs on initial public offering	—	(49.4)
Proceeds from issuance of common stock and exercise of stock options	2.3	2.0
Debt financing fees	(3.4)	(8.7)
Excess tax benefit	2.2	—
Distributions to noncontrolling interests	(1.0)	(1.9)
Payment of contingent obligation	(0.3)	—
Cash provided by financing activities	181.0	642.1
Effect of exchange rate changes on cash and cash equivalents	1.0	(1.6)
Net change in cash and cash equivalents	8.1	680.1
Cash and cash equivalents, beginning of period	133.2	77.9
Cash and cash equivalents, end of period	$141.3	$758.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Redeemable Non- controlling Interests
	Shares	Amount
Balance December 31, 2015	182.3	$1.8	$1,850.3	$(4.6)	$(424.3)	$(191.8)	$135.6	$1,367.0	$2.9
Net income	—	—	—	—	29.9	—	4.4	34.3	—
Other comprehensive income	—	—	—	—	—	7.0	(0.2)	6.8	4.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)	—
Adjustment of redeemable noncontrolling interest	—	—	(10.0)	—	—	—	—	(10.0)	15.8
Establishment of noncontrolling interests	—	—	—	—	—	—	10.2	10.2	43.7
Excess tax benefit	—	—	2.2	—	—	—	—	2.2	—
Stock-based compensation	—	—	8.9	—	—	—	—	8.9	—
Exercise of stock options	0.4	—	2.3	—	—	—	—	2.3	—
Purchase of noncontrolling interest	—	—	(21.5)	—	—	—	(18.0)	(39.5)	(67.0)
Balance June 30, 2016	182.7	$1.8	$1,832.2	$(4.6)	$(394.4)	$(184.8)	$130.4	$1,380.6	$—
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
Basis of Presentation
Any reference in this report to “the Company”, “we”, “our”, “us”, and “its’” are to TransUnion and its consolidated subsidiaries, collectively.
The accompanying unaudited consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. The operating results of TransUnion for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2015, included in Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 1, 2016.
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
Recently Adopted Accounting Pronouncements
On April 7, 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that unamortized debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The new guidance is required to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Accordingly, we have presented our debt as of June 30, 2016, and December 31, 2015, net of unamortized debt issue costs of $5.2 million and $3.9 million, respectively, on our balance sheet and in Footnote 8, “Debt.”

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
Recent Accounting Pronouncements Not Yet Adopted
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This comprehensive guidance will replace all existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. During 2016, the FASB issued additional guidance: ASU No. 2016-09 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-11 Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) and ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This additional guidance updates and clarifies the guidance in certain sub-sections of Topic 606. We are currently assessing the impact this revenue recognition guidance will have on our consolidated financial statements.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU, among other things, will require lessee’s to record a lease liability, which is an obligation to make lease payments arising from a lease, and right-of-use asset, which is an asset that represents the right to use, or control the use of, a specified asset for the lease term, for all long-term leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact this guidance will have on our consolidated financial statements.
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
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim period therein. We are currently assessing the impact this guidance will have on our consolidated financial statements.
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2016:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$11.8	$7.6	$4.2	$—
Available for sale securities	2.9	—	2.9	—
Total	$14.7	$7.6	$7.1	$—

Liabilities
Interest rate caps	$(35.5)	$—	$(35.5)	$—
Contingent obligations	(7.9)	—	—	(7.9)
Total	$(43.4)	$—	$(35.5)	$(7.9)
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

Level 3 instruments consist of contingent obligations related to companies we have acquired with maximum payouts totaling $35.5 million. These obligations are contingent upon meeting certain performance requirements in 2015 through 2018. The fair values of these obligations were determined based on an income approach, using our current expectations of the future earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three months ended June 30, 2016, we recorded a gain of $0.1 million as a result of changes to the fair value of these obligations. During the six months ended June 30, 2016, there was no significant gain or loss as a result of changes to the fair value of these obligations.
3. Other Current Assets
Other current assets consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Prepaid expenses	$52.0	$41.9
Income taxes receivable	18.7	0.1
Other investments	17.1	12.5
Marketable securities	2.9	2.9
Deferred financing fees	0.5	0.5
Other	9.1	7.4
Total other current assets	$100.3	$65.3
Other investments include non-negotiable certificates of deposit of which the majority are in denominations of greater than $0.1 million. These investments are recorded at their carrying value. As of June 30, 2016, other investments also include investments we acquired with the purchase of Central de Informacion Financiera S.A. (“CIFIN”).
4. Other Assets
Other assets consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Investments in affiliated companies	$61.0	$50.5
Other investments	13.6	13.0
Marketable securities	11.8	11.2
Deposits	2.8	1.8
Deferred financing fees	1.5	1.7
Other	1.1	1.3
Total other assets	$91.8	$79.5
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

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. There were no other-than-temporary impairments of investments in affiliated companies during the three and six months ended June 30, 2016 or 2015.
Investments in affiliated companies consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Total equity method investments	$40.8	$45.5
Total cost method investments	20.2	5.0
Total investments in affiliated companies	$61.0	$50.5

Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

(in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Earnings from equity method investments	$2.0	$2.3	$3.9	$4.6
Dividends received from equity method investments	$5.2	$0.2	$5.6	$1.6
Dividends received from cost method investments for the three and six months ended June 30, 2016 was $0.6 million in each period and for the three and six months ended June 30, 2015 was $0.3 million in each period.
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Accrued payroll	$76.2	$74.5
Accrued employee benefits	26.5	24.2
Accrued legal and regulatory	16.4	16.3
Deferred revenue	10.8	10.6
Income taxes payable	8.3	2.6
Accrued interest	1.2	1.0
Other	23.9	17.5
Total other current liabilities	$163.3	$146.7
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Interest rate caps	$35.5	$—
Retirement benefits	11.7	11.2
Unrecognized tax benefits	0.3	0.3
Other	6.9	16.3
Total other liabilities	$54.4	$27.8

See note 8, “Debt,” for additional information about the interest rate caps.

8. Debt
Debt outstanding consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2021, including variable interest (3.50% at June 30, 2016) at LIBOR or alternate base rate, plus applicable margin, including original issue discount and deferred financing fees of $8.4 million and $4.9 million, respectively, at June 30, 2016, and original issue discount and deferred financing fees of $7.3 million and $3.8 million, respectively, at December 31, 2015	$1,993.6	$1,855.6
Senior Secured Term Loan A, payable in quarterly installments through June 30, 2020, including variable interest (2.71% at June 30, 2016) at LIBOR or alternate base rate, plus applicable margin, including original issue discount and deferred financing fees of $0.8 million and $0.3 million, respectively, at June 30, 2016, and original issue discount and deferred financing fees of $0.7 million and $0.1 million, respectively, at December 31, 2015	385.7	340.4
Other notes payable	20.1	6.2
Capital lease obligations	1.7	2.4
Total debt	2,401.1	2,204.6
Less short-term debt and current portion of long-term debt	(50.8)	(43.9)
Total long-term debt	$2,350.3	$2,160.7
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at June 30, 2016, were as follows:

(in millions)	June 30, 2016
2016	$25.7
2017	50.9
2018	54.9
2019	54.7
2020	314.7
Thereafter	1,914.6
Unamortized original issue discounts and unamortized deferred financing fee	(14.4)
Total debt	$2,401.1
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the senior secured revolving line of credit. On July 15, 2015, we used the net proceeds from our initial public offering (“IPO”), along with $350.0 million of borrowings from the Senior Secured Term Loan A, to redeem all of our then outstanding 9.625% and 8.125% Senior Notes, including a prepayment premium, accrued interest and certain transaction costs.
On March 31, 2016, we borrowed an additional $150.0 million of our Senior Secured Term Loan B, on the same terms as the original Senior Secured Term Loan B, to pay off the balance on our senior secured revolving line of credit that we had drawn on in February 2016 to fund the acquisition of CIFIN and for general corporate purposes. On May 31, 2016, we borrowed an additional $55.0 million of our Senior Secured Term Loan A, on the same terms as the original Senior Secured Term Loan A, to fund an additional acquisitions of CIFIN and for general corporate purposes. As of June 30, 2016, we had no amounts outstanding under the senior secured revolving line of credit and could have borrowed up to the entire $210.0 million available. As of June 30, 2016, TransUnion has the ability to borrow incremental term loans or increase the revolving credit commitments in one or more tranches, subject to certain additional conditions, so long as the Senior Secured Net Leverage ratio does not exceed 4.25-to-1. TransUnion also has the ability to borrow up to an additional $450.0 million under the senior secured credit facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.

With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness and at the end of each fiscal quarter. As of June 30, 2016, this covenant required us to maintain a net leverage ratio on a pro forma basis equal to, or less than, 6.5-to-1. As of June 30, 2016, we were in compliance with all debt covenants.
On April 30, 2012, we entered into swap agreements to effectively fix the interest payments on a portion of the then existing senior secured term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. As a result of the amendment to our senior secured credit facility dated April 9, 2014, the swaps no longer were expected to be highly effective and no longer qualified for hedge accounting. At that time, the total net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the initial expiration date of the swaps. On December 18, 2015, we terminated the interest rate swaps by paying off the outstanding liability balance of $2.7 million. Prior to terminating the swaps, changes in the fair value of the swaps for the three and six months ended June 30, 2015, resulted in a gain of $0.2 million and a loss of $0.7 million, respectively, recorded in other income and expense.
On December 18, 2015, we entered into interest rate cap agreements with various parties that will effectively cap our LIBOR exposure on a portion of our existing senior secured term loans at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The initial aggregate notional amount under these agreements is $1,526.4 million and is scheduled to decrease each quarter beginning September 30, 2016, until the agreement terminates on June 30, 2020. Beginning July 2016, we will pay the various counter-parties a fixed rate of interest on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%. We will record the net payments paid or received as interest expense. The change in fair value of the caps is recorded in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the caps are effective, and in other income and expense in the consolidated statements of income to the extent the caps are ineffective. During the three and six months ended June 30, 2016, the change in the fair value of the caps resulted in a loss of $7.1 million and $21.9 million, respectively, net of tax, recorded in other comprehensive income and a loss of $0.3 million and $1.0 million, respectively, recorded in other income and expense. Ineffectiveness is due to, and will continue to result from, financing the estimated cap premium payments. Amounts in other comprehensive income will be reclassified into earnings in the same period in which the hedged forecasted transaction affects earnings.
Fair Value of Debt
As of June 30, 2016, the fair value of our variable-rate Senior Secured Term Loan A, excluding original issue discounts and deferred fees, approximates the carrying value. As of June 30, 2016 the fair value of our Senior Secured Term Loan B, excluding original issue discounts and deferred fees, was approximately $1,986.8 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, quoted market prices for these publicly traded instruments.
9. Stockholders’ Equity
Stock Split
During 2015, we effected a 1.333 to 1 stock split of our common stock. All periods presented in these financial statements reflect this split. The impact of the split resulted in a reclassification of the beginning balance of additional paid-in capital to common stock to reflect the increase in par value.
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of June 30, 2016.
Redeemable Non-controlling Interest
During the first quarter of 2016, redeemable noncontrolling interest increased $59.5 million, due to our purchase of CIFIN and our exercise of our call rights on the Drivers History Information Sales, LLC (“DHI”) noncontrolling interest. During the second quarter of 2016, we redeemed all of our redeemable noncontrolling interest in CIFIN and DHI, resulting in no redeemable noncontrolling interest at June 30, 2016.

10. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our long-term incentive stock plans.
For the three and six months ended June 30, 2016, there were less than 0.1 million anti-dilutive stock-based awards outstanding. In addition, there were 6.5 million contingently issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. As of June 30, 2015, there were 3.9 million anti-dilutive stock-based awards outstanding. These awards were anti-dilutive because we reported a net loss in each period. In addition, there were 6.5 million contingently issuable market-based stock awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.
Basic and diluted weighted average shares outstanding and earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Earnings per share - basic
Earnings available to common shareholders	$17.3	$(2.6)	$29.9	$(9.2)
Weighted average basic shares outstanding	182.5	148.5	182.4	148.2
Earnings per share - basic	$0.09	$(0.02)	$0.16	$(0.06)

Earnings per share - diluted
Earnings available to common shareholders	$17.3	$(2.6)	$29.9	$(9.2)

Weighted average basic shares outstanding	182.5	148.5	182.4	148.2
Dilutive impact of stock based awards	1.9	—	1.8	—
Weighted average dilutive shares outstanding	184.4	148.5	184.2	148.2
Earnings per share - diluted	$0.09	$(0.02)	$0.16	$(0.06)

11. Income Taxes
For the three months ended June 30, 2016, we reported an effective tax rate of 45.3%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested, the impact of valuation allowances on the losses of certain foreign subsidiaries, and changes in state tax rates. For the six months ended June 30, 2016, we reported an effective tax rate of 45.2%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested and the impact of valuation allowances on the losses of certain foreign subsidiaries.
For the three months ended June 30, 2015, we reported an effective tax rate of 108.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, tax expenses on unremitted foreign earnings not considered permanently reinvested, and the impact of valuation allowances on the losses of certain foreign subsidiaries. For the six months ended June 30, 2015, we reported a loss before income taxes and an effective tax rate benefit of (79.8)%, which was different than the 35% U.S. federal statutory rate due primarily to these same reasons.
Effective January 1, 2015, the look-through rule under Subpart F of the U.S. Internal Revenue Code noted above expired but was reinstated in December 2015 retroactive to January 1, 2015. Subpart F requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including earnings of certain foreign subsidiaries, regardless of whether that income is remitted to the United States. The look-through rule of Subpart F grants an exception for any passive income of certain foreign subsidiaries that is attributable to an active business. When the look-through exception is not in effect, we are required to accrue a tax liability for those foreign earnings as if those earnings were distributed to the United States. Consequently, in the first quarter of 2015, we recorded the additional tax expense we would have incurred in the absence of the look-through rule.
The total amount of unrecognized tax benefits was $2.0 million as of June 30, 2016, and $1.9 million as of December 31, 2015. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes was $0.1 million as of June 30, 2016 and December 31, 2015. There was no significant liability for tax penalties as of June 30, 2016 or December 31, 2015. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2008 and forward remain open for examination in some state and foreign jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal purposes.

12. Operating Segments
Operating segments are businesses for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources. This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies” included in our audited financial statements for the year ended December 31, 2015, included in Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 1, 2016.
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

Selected segment financial information consisted of the following:

(in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Gross revenues:
U.S. Information Services	$256.8	$233.1	$503.8	$452.1
International	77.6	67.5	145.4	131.0
Consumer Interactive	106.5	92.2	212.6	176.8
Total revenues, gross	440.9	392.8	861.8	759.9

Intersegment revenue eliminations:
U.S. Information Services	(14.2)	(13.5)	(28.4)	(26.8)
International	(1.0)	(0.8)	(1.9)	(1.5)
Consumer Interactive	—	—	—	—
Total intersegment eliminations	(15.2)	(14.3)	(30.3)	(28.3)
Total revenues, net	$425.7	$378.5	$831.4	$731.6

Operating income:
U.S. Information Services	$41.4	$38.4	$71.6	$66.1
International	8.1	1.9	13.1	4.6
Consumer Interactive	43.6	33.2	84.0	59.9
Corporate	(29.5)	(22.0)	(53.3)	(42.8)
Total operating income	$63.5	$51.4	$115.4	$87.9

Intersegment operating income eliminations:
U.S. Information Services	$(13.8)	$(13.1)	$(27.7)	$(26.1)
International	(0.7)	(0.5)	(1.4)	(0.9)
Consumer Interactive	14.6	13.6	29.1	27.0
Total intersegment eliminations	$—	$—	$—	$—

As a result of displaying amounts in millions, rounding differences may exist in the table above.
A reconciliation of operating income to income (loss) before income taxes for the periods presented is as follows:

(in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Operating income from segments	$63.5	$51.4	$115.4	$87.9
Non-operating income and expense	(27.5)	(46.7)	(52.8)	(90.6)
Income (loss) before income taxes	$36.0	$4.7	$62.6	$(2.7)

Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

(in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
USIS	$0.6	$0.5	$1.0	$0.9
International	1.4	1.8	2.9	3.7
Total	$2.0	$2.3	$3.9	$4.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on June 1, 2016, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the demand and availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. Since the beginning of 2015, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans, improvements in the labor market, an increase in consumer confidence and an increase in demand for our marketing services. In our Consumer Interactive segment, we continue to see increased demand for our credit and identity theft solutions. The economic and market improvements in all of our segments were tempered by continuing concern about economic conditions that has limited consumer spending and has put pressure on growth in our businesses. Also, the continuing strengthening of the U.S. dollar has diminished the operating results reported by our International segment compared with the prior year.
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
Recent Developments
On May 31, 2016 we borrowed an additional $55.0 million of our Senior Secured Term Loan A, on the same terms as the original Senior Secured Term Loan A, to fund an additional investment in Central de Informacion Financiera S.A. (“CIFIN”). On March 31, 2016, we borrowed an additional $150.0 million of our Senior Secured Term Loan B, on the same terms as the original Senior Secured Term Loan B, to pay off the balance on our senior secured revolving line of credit that we had drawn on in February 2016 to fund the initial acquisition of CIFIN and for general corporate purposes.

On March 14, 2016, certain of our stockholders completed a secondary public offering of approximately 17.9 million shares of TransUnion common stock. On June 10, 2016, one of these stockholders completed another secondary public offering of approximately 18.0 million shares of TransUnion common stock. These secondary offerings had no impact on our financial statements, other than approximately $0.9 million and $1.9 million of transactions costs recorded in other income and expense for the three and six months ended June 30, 2016, respectively. We were obligated to pay these costs in accordance with an agreement with these stockholders. We did not receive any proceeds from these offerings as all shares were sold by these stockholders.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint, and to enter new markets. Since January 1, 2015, we completed the following acquisitions:

•
In June 2016, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”) from 66.1% to 77.1% with additional purchases totaling 11%. During 2015, we increased our equity interest from 55% to 66.1%, with the purchase of 5% on September 24, 2015 and an additional 6.1% on November 5, 2015.

•
On June 15, 2016, we acquired 100% of the equity of Auditz, LLC (“Auditz”). Auditz is a U.S. based healthcare services organization that uses sophisticated proprietary technology to help healthcare providers identify and recover payments. The results of operations of Auditz, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On April 29, 2016, we acquired the remaining 12.5% ownership interest in Drivers History Information Sales, LLC ("DHI"). We no longer record net income attributable to the noncontrolling interests in our consolidated statements of income or redeemable noncontrolling interests on our consolidated balance sheets from the date we acquired the remaining interest.

•
On April 15, 2016, we made a minority interest investment in Dashlane, Inc. (“Dashlane”). Dashlane is a password management company that enables users to monitor their online identities across multiple sites and applications. We account for Dashlane on the cost method of accounting. Any future dividends will be recorded in other income and expense when received.

•
On February 8, 2016, we acquired a 71% equity interest in CIFIN. On May 31, 2016, we increased our interest to 94.67% with an additional equity purchase of 23.67%. CIFIN is one of two primary credit bureaus in Colombia. The results of operations of CIFIN, which are not material to our consolidated financial statements, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

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
Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. For the three and six months ended June 30, 2016 and 2015, these key indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$425.7	$378.5	$47.2	12.5%	$831.4	$731.6	$99.8	13.6%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$17.3	$(2.6)	$19.9	nm	$29.9	$(9.2)	$39.1	nm
Net interest expense	20.2	43.7	(23.5)	(53.8)%	39.8	87.5	(47.7)	(54.6)%
Provision (benefit) for income taxes	16.3	5.1	11.2	220.8%	28.3	2.1	26.2	nm
Depreciation and amortization	74.0	68.6	5.4	7.8%	146.5	137.7	8.8	6.4%
EBITDA	127.8	114.8	13.0	11.3%	244.4	218.1	26.3	12.1%
Adjustments to EBITDA:
Stock-based compensation(2)	10.4	8.4	2.0	24.5%	15.7	11.4	4.3	37.5%
Mergers and acquisitions, divestitures and business optimization(3)	7.6	1.3	6.3	nm	13.1	1.8	11.3	nm
Technology transformation(4)	11.3	5.9	5.4	92.4%	23.3	11.6	11.7	100.4%
Other(5)	2.3	4.4	(2.1)	(48.0)%	4.3	6.7	(2.4)	(35.2)%
Total adjustments to EBITDA	31.7	20.0	11.6	58.1%	56.4	31.5	24.9	79.1%
Adjusted EBITDA(1)	$159.5	$134.8	$24.7	18.3%	$300.9	$249.6	$51.3	20.5%

Other metrics:
Cash provided by operating activities	$107.8	$100.0	$7.8	7.8%	$149.5	$116.5	$33.0	28.3%
Capital expenditures	24.0	38.2	(14.2)	(37.2)%	54.9	68.3	(13.4)	(19.6)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

(1)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility and the indentures governing our senior notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three months ended June 30, 2016, consisted of the following adjustments to operating income: a $(0.1) million adjustment to contingent consideration expense from previous acquisitions and a $(0.2) million adjustment to business optimization expenses. For the three months ended June 30, 2016, consisted of the following adjustments to non-operating income and expense: $7.9 million of acquisition expenses. For the six months ended June 30, 2016, consisted of the following adjustments to operating income: a $0.1 million loss on the divestitures of two small business operations, and a $(0.5) million adjustment to business optimization expenses. For the six months ended June 30, 2016, consisted of the following adjustments to non-operating income and expense: $13.5 million of acquisition expenses.
For the three months ended June 30, 2015, consisted of the following adjustments to operating income: a $0.2 million adjustment to contingent consideration expense from previous acquisitions. For the three months ended June 30, 2015, consisted of the following adjustments to non-operating income and expense: $1.1 million of acquisition expenses. For the six months ended June 30, 2015, consisted of the following adjustments to operating income: a $0.6 million adjustment to contingent consideration expense from previous acquisitions. For the six months ended June 30, 2015, consisted of the following adjustments to non-operating income and expense: $1.2 million of acquisition expenses.

(4)	Represented costs associated with a project to transform our technology infrastructure.

(5)
For the three months ended June 30, 2016, consisted of the following adjustments to operating income: a $0.3 million charge for certain legal and regulatory matters. For the three months ended June 30, 2016, consisted of the following adjustments to non-operating income and expense: $0.3 million of currency remeasurement of our foreign operations; a $0.3 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $0.5 million of loan fees; and $0.9 million of fees connected to the filing of secondary registration statements filed on behalf of certain shareholders. For the six months ended June 30, 2016, consisted of the following adjustments to operating income: a $0.3 million charge for certain legal and regulatory matters. For the six months ended June 30, 2016, consisted of the following adjustments to non-operating income and expense: $0.3 million of currency remeasurement of our foreign operations; a $1.0 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $0.8 million of loan fees; and $1.9 million of fees connected to the filing of secondary registration statements filed on behalf of certain shareholders.

(6)
For the three months ended June 30, 2015, consisted of the following adjustments to non-operating income and expense: $3.8 million of debt refinancing expenses; $0.2 million of currency remeasurement of our foreign operations; a $(0.2) million mark-to-market gain related to ineffectiveness on our interest rate hedge; $0.3 million of loan fees; and $0.3 million of miscellaneous. For the six months ended June 30, 2015, consisted of the following adjustments to non-operating income and expense: $3.8 million of debt refinancing expenses; $1.0 million of currency remeasurement of our foreign operations; a $0.7 million mark-to-market loss related to ineffectiveness on our interest rate hedge; $0.7 million of loan fees; and $0.5 million of miscellaneous.

Revenue
Total revenue increased $47.2 million and $99.8 million for the three and six months ended June 30, 2016, compared with the same period in 2015, due to strong organic growth in all of our segments, across all platforms and markets, and revenue from our recent acquisitions in our USIS and International segments, partially offset by the impact of weakening foreign currencies on the 2016 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 1.9% and 1.5% in each respective period. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.6% and 2.2% in each respective period. Revenue by segment in the three- and six-month periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
U.S. Information Services:
Online Data Services	$168.1	$154.0	$14.1	9.2%	$329.2	$300.7	$28.5	9.5%
Marketing Services	37.9	35.2	2.7	7.7%	74.9	68.2	6.7	9.8%
Decision Services	50.7	43.9	6.8	15.6%	99.8	83.2	16.6	19.9%
Total U.S. Information Services	256.8	233.1	23.7	10.2%	503.8	452.1	51.7	11.4%

International:
Developed Markets	27.8	23.9	3.9	16.4%	51.0	44.9	6.1	13.8%
Emerging Markets	49.8	43.6	6.2	14.1%	94.4	86.2	8.2	9.5%
Total International	77.6	67.5	10.1	14.9%	145.4	131.0	14.4	11.0%

Total Consumer Interactive	106.5	92.2	14.3	15.5%	212.6	176.8	35.8	20.3%

Total revenue, gross	440.9	392.8	48.1	12.2%	861.8	759.9	101.9	13.4%

Intersegment eliminations:
USIS Online	(14.2)	(13.5)	(0.7)		(28.4)	(26.8)	(1.6)
International Developed Markets	(0.9)	(0.7)	(0.2)		(1.6)	(1.2)	(0.4)
International Emerging Markets	(0.1)	(0.1)	—		(0.3)	(0.3)	—
Consumer Interactive	—	—	—		—	—	—
Total intersegment eliminations	(15.2)	(14.3)	(0.9)		(30.3)	(28.3)	(2.0)

Total revenue as reported	$425.7	$378.5	$47.2	12.5%	$831.4	$731.6	$99.8	13.6%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
USIS Segment
USIS revenue increased $23.7 million and $51.7 million for the three and six months ended June 30, 2016, compared with the same period in 2015, due to increases in revenue from all platforms.
Online Data Services
Online Data Services revenue increased $14.1 million and $28.5 million for the three- and six-month periods, compared with the same periods in 2015, due primarily to a 3.7% and 5.8% increase in credit report unit volume. Also, a change in the mix of customer volumes resulted in an increase in average pricing for online credit reports compared to the same period in 2015.

Marketing Services
Marketing Services revenue increased $2.7 million and $6.7 million for the three- and six-month periods, compared with the same periods in 2015, due primarily to an increase in custom data sets and archive information.
Decision Services
Decision Services revenue increased $6.8 million and $16.6 million for the three- and six-month periods, compared with the same periods in 2015, due primarily to an organic increase in revenue in healthcare and insurance markets.
International Segment
International revenue increased $10.1 million, or 14.9%, and $14.4 million, or 11.0%, for the three and six months ended June 30, 2016, compared with the same periods in 2015. Higher local currency revenue from increased volumes in all regions and the inclusion of revenue from our recent acquisition was partially offset by a 9.2% and 12.1% decrease in revenue in each respective period from the impact of weakening foreign currencies. Incremental revenue from our acquisition accounted for a 10.3% and 7.8% increase in revenue in each respective period.
Developed Markets
Developed markets revenue increased $3.9 million, or 16.4%, and $6.1 million, or 13.8%, for the three- and six-month periods, compared with the same periods in 2015, due to higher local currency revenue in both regions partially offset by a 3.8% and 5.9% decrease in revenue in each respective period from the impact of a weakening Canadian dollar.
Emerging Markets
Emerging markets revenue increased $6.2 million, or 14.1%, and $8.2 million, or 9.5%, for the three- and six-month periods, compared with the same periods in 2015. Higher local currency revenue in all regions and incremental revenue from our recent acquisition was partially offset by an 12.2% and 15.3% decrease in revenue in each respective period from the impact of weakening foreign currencies, primarily the South African rand, Brazilian real and Indian rupee. Incremental revenue from our acquisition accounted for a 15.9% and 11.9% increase in revenue in each respective period.
Consumer Interactive Segment
Consumer Interactive revenue increased $14.3 million and $35.8 million for the three and six months ended June 30, 2016, compared with the same period in 2015. This increase was due primarily to an increase in revenue from our indirect channel, and an increase in revenue in our direct channel driven by an increase in the average number of direct subscribers.
Operating Expenses
Operating expenses for the three and six months ended June 30, 2016 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of services	$143.8	$131.5	$12.3	9.4%	$292.9	$257.1	$35.8	13.9%
Selling, general and administrative	144.4	127.0	17.4	13.7%	276.6	248.9	27.7	11.1%
Depreciation and amortization	74.0	68.6	5.4	7.8%	146.5	137.7	8.8	6.4%
Total operating expenses	$362.2	$327.1	$35.1	10.7%	$716.0	$643.7	$72.3	11.2%
Cost of Services
Cost of services increased $12.3 million and $35.8 million for the three- and six-month periods, compared with the same periods in 2015.
The increase in both periods was due primarily to:

•	an increase in product costs resulting from the increase in revenue;

•	an increase in labor costs as we continue to invest in key strategic growth initiatives;

•	an acceleration of maintenance costs in our USIS segment related to our strategic initiatives to transform our technology platform; and

•	operating costs relating to our acquisitions in our USIS and International segments,

partially offset by:

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $17.4 million and $27.7 million for the three- and six-month periods, compared with the same periods in 2015.
The increase in both periods was due primarily to:

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
Depreciation and Amortization
Depreciation and amortization increased $5.4 million and $8.8 million for the three- and six-month periods, compared with the same periods in 2015, primarily in our USIS segment due to increased capital expenditures related to our ongoing strategic initiatives and from assets acquired with our recent business acquisitions.

Operating Income and Operating Margins

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Gross operating income by segment:
USIS operating income	$41.4	$38.4	$3.0	7.8%	$71.6	$66.1	$5.5	8.3%
International operating income	8.1	1.9	6.2	330.3%	13.1	4.6	8.5	184.7%
Consumer Interactive operating income	43.6	33.2	10.4	31.4%	84.0	59.9	24.1	40.3%
Corporate operating loss	(29.5)	(22.0)	(7.5)	(34.2)%	(53.3)	(42.8)	(10.5)	(24.7)%
Total gross operating income	$63.5	$51.4	$12.1	23.5%	$115.4	$87.9	$27.5	31.3%

Intersegment operating income eliminations:
USIS	$(13.8)	$(13.1)	$(0.7)		$(27.7)	$(26.1)	$(1.6)
International	(0.7)	(0.5)	(0.2)		(1.4)	(0.9)	(0.5)
Consumer Interactive	14.6	13.6	1.0		29.1	27.0	2.1
Corporate	—	—	—		—	—	—
Total operating income eliminations	$—	$—	$—		$—	$—	$—

Operating Margin:
USIS	16.1%	16.5%		(0.4)%	14.2%	14.6%		(0.4)%
International	10.4%	2.8%		7.6%	9.0%	3.5%		5.5%
Consumer Interactive	40.9%	36.0%		4.9%	39.5%	33.9%		5.6%
Total operating margin	14.9%	13.5%		1.4%	13.9%	12.0%		1.9%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above. Segment operating margins are calculated using segment gross revenue. Consolidated operating margin is calculated using as reported revenue.
Total operating income increased $12.1 million and $27.5 million for the three and six months ended June 30, 2016, compared with the same periods in 2015. The increase in both periods was due primarily to:

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
Margins for the USIS segment decreased in both periods due to the acceleration of maintenance costs related to our technology transformation initiative, the increase in compensation costs, and the increase in depreciation and amortization, partially offset by the increase in revenue. Margins for the International segment increased in both periods due primarily to the increase in revenue and cost savings from our key productivity initiatives. Margins for the Consumer Interactive segment increased in both periods due to the increase in revenue, partially offset by the increase in advertising costs.
Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest expense	$(21.3)	$(44.9)	$23.6	52.5%	$(41.7)	$(89.6)	$47.9	53.4%
Interest income	1.1	1.2	(0.1)	(3.0)%	1.9	2.1	(0.2)	(4.6)%
Earnings from equity method investments	2.0	2.3	(0.3)	(13.9)%	3.9	4.6	(0.7)	(14.8)%
Other income and expense, net:
Acquisition fees	(7.9)	(1.1)	(6.8)	nm	(13.5)	(1.2)	(12.3)	nm
Loan fees	(0.5)	(4.1)	3.6	88.3%	(0.8)	(4.5)	3.7	82.5%
Dividends from cost method investments	0.6	0.3	0.3	100.0%	0.6	0.3	0.3	100.0%
Other income, net	(1.5)	(0.4)	(1.1)	(283.7)%	(3.2)	(2.3)	(0.9)	(40.6)%
Total other income and expense, net	(9.3)	(5.3)	(4.1)	(77.4)%	(16.9)	(7.7)	(9.2)	(119.5)%
Non-operating income and expense	$(27.5)	$(46.7)	$19.2	41.1%	$(52.8)	$(90.6)	$37.8	41.7%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
nm: not meaningful
Our 9.625% and 8.125% Senior Notes were redeemed on July 15, 2015, using the net proceeds from our IPO, along with $350.0 million borrowings from the Senior Secured Term Loan A. In addition, during the first six months of 2016, we borrowed additional funds against our senior secured credit facility. As a result of these changes to our debt, interest expense decreased $23.6 million and $47.9 million for the three- and six-month periods, compared with the same periods in 2015. Lower interest expense on the Senior Notes was partially offset by additional interest expense resulting from the increase in the average outstanding principal balance of the senior secured credit facility in 2016, compared with 2015.
Acquisition fees represent costs we have incurred for acquisition-related efforts. The increase in 2016 was due to our acquisition of CIFIN and other ongoing acquisition efforts.
For the three and six months ended June 30, 2015, loan fees included $3.8 million from the refinance of our senior secured credit facility in June of 2015.
For the three and six months ended June 30, 2016, other income, net, included $0.9 million and $1.9 million of fees connected to the filing of secondary registration statements filed on behalf of certain shareholders and a $0.3 million and $1.0 million loss related to ineffectiveness on our current interest rate hedge. For the three and six months ended June 30, 2015, other income, net, included a gain of $0.2 million and a loss of $0.7 million on a swap that no longer qualified for hedge accounting. We terminated the swap in December 2015.
Provision for Income Taxes
For the three months ended June 30, 2016, we reported an effective tax rate of 45.3%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested, the impact of valuation allowances on the losses of certain foreign subsidiaries, and changes in state tax rates. For the six months ended June 30, 2016, we reported an effective tax rate of 45.2%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested and the impact of valuation allowances on the losses of certain foreign subsidiaries.
For the three months ended June 30, 2015, we reported an effective tax rate of 108.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, tax expenses on unremitted foreign earnings not considered permanently reinvested, and the impact of valuation allowances on the losses of certain foreign subsidiaries. For the six months ended June 30, 2015, we reported a loss before income taxes and an effective tax rate benefit of (79.8)%, which was different than the 35% U.S. federal statutory rate due primarily to these same reasons.

Effective January 1, 2015, the look-through rule under Subpart F of the U.S. Internal Revenue Code noted above expired but was reinstated in December 2015 retroactive to January 1, 2015. Subpart F requires U.S. corporate shareholders to recognize current U.S. taxable income from passive income, including earnings of certain foreign subsidiaries, regardless of whether that income is remitted to the United States. The look-through rule of Subpart F grants an exception for any passive income of certain foreign subsidiaries that is attributable to an active business. When the look-through exception is not in effect, we are required to accrue a tax liability for those foreign earnings as if those earnings were distributed to the United States. Consequently, in the first quarter of 2015, we recorded the additional tax expense we would have incurred in the absence of the look-through rule.
Significant Changes in Assets and Liabilities
The increase in goodwill and gross other intangibles assets at June 30, 2016, compared to December 31, 2015, included an increase of $115.4 million and $119.5 million, respectively, as a result of recording estimates of fair value of the assets acquired with our 2016 acquisitions. The increase in debt due to additional borrowings in the first six months of 2016, compared to December 31, 2015, included $196.5 million primarily as a result of funding our acquisition of CIFIN. See “Recent Developments” above for additional information.
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
Cash and cash equivalents totaled $141.3 million and $133.2 million at June 30, 2016, and December 31, 2015, respectively, of which $90.3 million and $79.7 million was held outside the United States. As of June 30, 2016, we had no amounts outstanding under the senior secured revolving line of credit and could have borrowed up to the entire $210.0 million available. As of June 30, 2016, TransUnion has the ability to borrow incremental term loans or increase the revolving credit commitments in one or more tranches, subject to certain additional conditions, so long as the Senior Secured Net Leverage ratio does not exceed 4.25-to-1. TransUnion also has the ability to borrow up to an additional $450.0 million under the senior secured credit facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. The Company is required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year as defined in the agreement. There were no excess cash flows for 2015 and therefore no additional payment was required in 2016. See Part I, Item 1, Note 8 “Debt,” for additional information about our debt.
Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2016	2015	Change
Cash provided by operating activities	$149.5	$116.5	$33.0
Cash used in investing activities	(323.4)	(76.9)	(246.5)
Cash provided by financing activities	181.0	642.1	(461.1)
Effect of exchange rate changes on cash and cash equivalents	1.0	(1.6)	2.6
Net change in cash and cash equivalents	$8.1	$680.1	$(672.0)
Operating Activities
The increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization as well as a decrease in cash paid for interest.
Investing Activities
The increase in cash used in investing activities was due primarily to an increase in cash used to fund acquisitions.

Financing Activities
The decrease in cash provided by financing activities was due primarily to the IPO proceeds that were received in 2015, partially offset by additional borrowing in 2016 to fund our acquisitions.
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
Cash paid for capital expenditures decreased $13.4 million, from $68.3 million for the six months ended June 30, 2015, to $54.9 million for the six months ended June 30, 2016. We expect total capital expenditures to be lower in 2016 than in 2015 as a percentage of revenue as we completed the improvements to our corporate headquarters facility in the first half of 2015 and effectively completed the transformation of our technology platform in the first half of 2016.
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
On March 31, 2016, we borrowed an additional $150.0 million of our Senior Secured Term Loan B, on the same terms as the original Senior Secured Term Loan B, to pay off the balance on our senior secured revolving line of credit that we had drawn on in February 2016 to fund the acquisition of CIFIN and for general corporate purposes. On May 31, 2016 we borrowed an additional $55.0 million of our Senior Secured Term Loan A, on the same terms as the original Senior Secured Term Loan A, to fund an additional investment in CIFIN and for general corporate purposes.
Hedge
On December 18, 2015, we entered into interest rate cap agreements with various parties that will effectively cap our LIBOR exposure on a portion of our existing senior secured term loans at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The initial aggregate notional amount under these agreements is $1,526.4 million and is scheduled to decrease each quarter beginning September 30, 2016, until the agreement terminates on June 30, 2020. Beginning July 2016, we will pay the various counter-parties a fixed rate of interest on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%. We will record the net payments paid or received as interest expense. The change in fair value of the caps is recorded in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income to the extent the caps are effective, and in other income and expense in the consolidated statements of income to the extent the caps are ineffective. During the three and six months ended June 30, 2016, the change in the fair value of the caps resulted in a loss of $7.1 million and $21.9 million, respectively, net of tax, recorded in other comprehensive income and a loss of $0.3 million and $1.0 million, respectively, recorded in other income and expense. Ineffectiveness is due to, and will continue to result from, financing the estimated cap premium payments. Amounts in other comprehensive income will be reclassified into earnings in the same period in which the hedged forecasted transaction affects earnings.
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
With certain exceptions, the obligations under the senior secured credit facility are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness and at the end of each fiscal quarter. As of June 30, 2016, this covenant required us to maintain a net leverage ratio on a pro forma basis equal to, or less than, 6.50-to-1. As of June 30, 2016, we were in compliance with all debt covenants.
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
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different conditions. See the “Application of Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, “Significant Accounting and Reporting Policies” to our audited financial statements included in Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on June 1, 2016, for a description of the significant accounting estimates used in the preparation of our consolidated financial statements.
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
Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include among others, the risks, uncertainties and factors set forth below under Item 1A, “Risk Factors”, and the following factors:

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
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
In 2009, we also agreed, with the other two defendants, to settle the monetary claims associated with this matter for $17.0 million each ($51.0 million in total), which amount will be distributed from a settlement fund to pay the class counsel’s attorney fees, all administration and notice costs of the fund to the purported class, and a variable damage amount to consumers within the class based on the level of harm the consumer is able to confirm. Our share of this settlement was fully covered by insurance. Final approval of this monetary settlement by the Court occurred in July 2011. Certain objecting plaintiffs appealed the Court’s final approval of the monetary settlement and, in April 2013, the United States Court of Appeals for the Ninth Circuit reversed the final approval order and remanded the matter to the District Court. The rationale provided by the Court of Appeals was not that the proposed settlement was unfair or defective, but that named class counsel and certain named plaintiffs did not adequately represent the interests of the class because of certain identified conflicts. Objecting counsel to the settlement has sought to become new class counsel and the District Court denied that request. The Court of Appeals affirmed the ruling on interlocutory appeal and on May 5, 2016 denied plaintiffs’ petition for rehearing en banc. The parties expect to attend one or more mediation sessions in 2016 to determine whether the agreed settlement should still be pursued. Depending on the progress of those sessions, the Court will determine the timing of this matter.
If the monetary settlement is not ultimately upheld or modified in a manner that is acceptable to us, we intend to vigorously litigate this matter and to assert what we believe are valid defenses to the claims made by the plaintiffs. Regardless of what occurs next, we believe we have not violated any law, have valid defenses and are willing to aggressively litigate this matter. We do not believe any final resolution of this matter will have a material adverse effect on our financial condition.
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
In Ramirez v. Trans Union LLC (No. 3:12-cv-00632-JSC, United States District Court for the Northern District of California), filed in 2012, the plaintiff has alleged that: the OFAC Alert service does not comply with the Cortez ruling; we have willfully violated the Fair Credit Reporting Act ("FCRA") and the corresponding California state-FCRA based on the Cortez ruling by continuing to offer the OFAC Alert service; and there are one or more classes of individuals who should be entitled to statutory damages (i.e., $100 to $5,000 per person) based on the allegedly willful violations. The same lawyers representing Ramirez (who also represented the plaintiff in Cortez) have also filed in 2012 two additional alleged class actions (Miller v. Trans Union, LLC, No. 12-1715-WJN, United States District Court for the Middle District of Pennsylvania; and Larson v. Trans Union, LLC, No. 12-5726-JSC, United States District Court for the Northern District of California) and a third one in 2014 (Amit Patel, et al. v. TransUnion LLC, TransUnion Rental Screening Solutions, Inc. and TransUnion Background Data Solutions, No. 14-cv-0522-LB, United States District Court for the Northern District of California) claiming that our process for disclosing OFAC information to consumers, or how we match OFAC information to a consumer's name or other identifying information, violates the FCRA and, in some instances, the corresponding California state-FCRA. In addition to the OFAC allegations, the plaintiff in the Patel action seeks to collapse all TransUnion FCRA regulated entities into a single entity. In July 2014, the Court in Ramirez certified a class of approximately 8,000 individuals solely for purposes of statutory damages if TransUnion is ultimately found to have willfully violated the FCRA, and a sub-class of California residents solely for purposes of injunctive relief under the California Consumer Credit Reporting Agencies Act.  In June 2015, the Court in Patel certified a national class of approximately 11,000 individuals with respect to allegations that TransUnion willfully violated the FCRA by failing to maintain and follow reasonable procedures to ensure the maximum possible accuracy of their information, and a national subclass of approximately 3,000 individuals with respect to allegations that TransUnion willfully violated the FCRA by failing to provide consumers with all information in their files. In all of the above actions the plaintiffs’ did not alleged any actual or concrete damages for their alleged injuries. As a result we sought and were granted a stay in each of proceedings pending a decision by the U.S. Supreme Court in Spokeo v. Robins.
On May 16, 2016, the U.S. Supreme Court issued its decision in Spokeo v. Robins, holding that the injury-in-fact requirement for standing under Article III of the United States Constitution requires a plaintiff to allege an injury that is both “concrete and particularized.” The Court held that the Ninth Circuit Court of Appeals (where most of the identified matters are pending) failed to consider concreteness in its analysis and vacated the decision and remanded to the Ninth Circuit to consider both aspects of the injury-in-fact requirement. On May 31, 2016, the stay in the Miller matter was lifted. We are reviewing the impact of the decision in Spokeo v. Robins on the Ramirez, Miller, Larson and Patel matters and discussing next steps with the applicable plaintiffs’ counsel. We intend to continue to defend these matters vigorously as we believe we have acted in a lawful manner.
Consumer Disclosure
In Tyrone Henderson, et al. v. TransUnion LLC and TransUnion Rental Screening Solutions, Inc. (No. 3:14-cv-00679-JAG, United States District Court for the Eastern District of Virginia (Richmond Division)), the plaintiffs have alleged that TransUnion’s process for mailing required notices to consumers at the time it furnishes a consumer report to a reseller of those reports for employment purposes, when that report contains adverse public record information, violates the FCRA. On May 3, 2016, the Court in Henderson certified a national class of individuals with respect to these allegations, the size of which is unknown. We intend to continue to defend this matter vigorously as we believe we have acted in a lawful manner.
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

In April 2015, the Attorney General for the State of Mississippi filed an action in the Chancery Court of Jackson County, Mississippi with respect to the certain of the matters reviewed in its investigation. The complaint in State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. TransUnion Corp., Trans Union LLC and TransUnion Interactive, Inc. (No. 2015-0716-MLF) alleges that certain marketing practices with respect to credit monitoring services sold to Mississippi residents, and certain procedures used to ensure the accuracy of the information in the credit reports of Mississippi residents, constitute unfair and deceptive practices in violation of Mississippi law. We have entered into settlement discussions with counsel representing the Mississippi Attorney General’s office. Although we are fully prepared to litigate the alleged claims in the above referenced complaint as we do not believe we have violated any law and believe we have acted in a lawful manner, if a settlement substantially along the parameters of the National Consumer Assistance Plan can be negotiated, we would consider such an option.
CFPB Investigation
In September 2015, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (“CFPB”). The CID is focused on common industry practices and is part of the CFPB’s investigation to determine whether consumer reporting agencies or other persons have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products, or similar products or services. We are cooperating with the CFPB with respect to this matter and we believe we have followed all published authority with respect to our practices. We have had preliminary discussions with the CFPB regarding a potential agreed settlement of these matters. At this time, we are unable to predict the outcome of these discussions or this CFPB investigation, including whether the investigation will result in any action or proceeding against us.
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

ITEM 6. EXHIBITS

10.1	Amendment No. 11 to Credit Agreement dated as of May 31, 2016 (incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on June 1, 2016).

10.2	TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock Units and Performance Share Units (U.S. Employees).

10.3	TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock (Outside Directors).

10.4
First Amendment to Registration Rights Agreement, dated March 2, 2016, by and among TransUnion (successor to TransUnion Holding Company, Inc.), the Advent Investor (as defined therein), the GS Investors (as defined therein) and certain Key Individuals (as defined therein).

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

TransUnion

July 27, 2016	By	/s/ Samuel A. Hamood
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

July 27, 2016	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	Amendment No. 11 to Credit Agreement dated as of May 31, 2016 (incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on June 1, 2016).

10.2	TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock Units and Performance Share Units (U.S. Employees).

10.3	TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock (Outside Directors).

10.4
First Amendment to Registration Rights Agreement, dated March 2, 2016, by and among TransUnion (successor to TransUnion Holding Company, Inc.), the Advent Investor (as defined therein), the GS Investors (as defined therein) and certain Key Individuals (as defined therein).

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