Form 10-Q
period 2016-09-30
TransUnion
filed 2016-10-25
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Yes ☐ No ☒

The number of shares of registrants’ common stock outstanding as of September 30, 2016, was 182,957,826.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	September 30, 2016	December 31, 2015
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$137.9	$133.2
Trade accounts receivable, net of allowance of $6.5 and $4.2	272.7	228.3
Other current assets	82.1	65.3
Total current assets	492.7	426.8
Property, plant and equipment, net of accumulated depreciation and amortization of $221.3 and $174.3	190.4	183.0
Goodwill, net	2,160.0	1,983.4
Other intangibles, net of accumulated amortization of $779.0 and $615.3	1,829.6	1,770.1
Other assets	103.2	79.5
Total assets	$4,775.9	$4,442.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$109.0	$105.4
Short-term debt and current portion of long-term debt	49.5	43.9
Other current liabilities	186.0	146.7
Total current liabilities	344.5	296.0
Long-term debt	2,338.2	2,160.7
Deferred taxes	603.5	588.4
Other liabilities	58.2	27.8
Total liabilities	3,344.4	3,072.9
Redeemable noncontrolling interests	—	2.9
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2016 and December 31, 2015, 183.6 million and 183.0 million shares issued at September 30, 2016 and December 31, 2015, respectively, and 183.0 million shares and 182.3 million shares outstanding as of September 30, 2016 and December 31, 2015, respectively	1.8	1.8
Additional paid-in capital	1,831.5	1,850.3
Treasury stock at cost; 0.7 million shares at September 30, 2016 and December 31, 2015	(4.6)	(4.6)
Accumulated deficit	(353.3)	(424.3)
Accumulated other comprehensive loss	(168.9)	(191.8)
Total TransUnion stockholders’ equity	1,306.5	1,231.4
Noncontrolling interests	125.0	135.6
Total stockholders’ equity	1,431.5	1,367.0
Total liabilities and stockholders’ equity	$4,775.9	$4,442.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$437.6	$389.1	$1,269.0	$1,120.7
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	141.5	135.1	434.4	392.2
Selling, general and administrative	137.1	122.2	413.7	371.1
Depreciation and amortization	63.2	71.5	209.6	209.2
Total operating expenses	341.8	328.8	1,057.7	972.5
Operating income	95.8	60.3	211.3	148.2
Non-operating income and (expense)
Interest expense	(21.4)	(24.8)	(63.1)	(114.4)
Interest income	1.2	0.9	3.2	2.9
Earnings from equity method investments	2.3	2.0	6.2	6.5
Other income and (expense), net	(2.2)	(37.3)	(19.2)	(44.7)
Total non-operating income and (expense)	(20.1)	(59.2)	(72.9)	(149.7)
Income (loss) before income taxes	75.7	1.1	138.4	(1.5)
Provision for income taxes	(31.2)	(2.1)	(59.6)	(4.3)
Net income (loss)	44.5	(1.0)	78.8	(5.8)
Less: net income attributable to the noncontrolling interests	(3.3)	(3.0)	(7.8)	(7.5)
Net income (loss) attributable to TransUnion	$41.2	$(4.0)	$71.0	$(13.3)

Earnings per share:
Basic	$0.23	$(0.02)	$0.39	$(0.08)
Diluted	$0.22	$(0.02)	$0.39	$(0.08)

Weighted average shares outstanding:
Basic	182.7	182.1	182.5	159.6
Diluted	184.8	182.1	184.4	159.6
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$44.5	$(1.0)	$78.8	$(5.8)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	19.5	(45.9)	49.6	(74.6)
(Expense) benefit for income taxes	(1.7)	2.8	1.4	4.1
Foreign currency translation, net	17.8	(43.1)	51.0	(70.5)
Hedge instruments:
Net unrealized loss	(0.1)	—	(35.0)	—
Amortization of accumulated loss	0.1	0.1	0.3	0.3
Benefit (expense) for income taxes	0.4	—	13.3	(0.1)
Hedge instruments, net	0.4	0.1	(21.4)	0.2
Total other comprehensive income (loss), net of tax	18.2	(43.0)	29.6	(70.3)
Comprehensive income (loss)	62.7	(44.0)	108.4	(76.1)
Less: comprehensive (income) loss attributable to noncontrolling interests	(5.6)	0.8	(14.5)	(2.5)
Comprehensive income (loss) attributable to TransUnion	$57.1	$(43.2)	$93.9	$(78.6)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$78.8	$(5.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	209.6	209.2
Net loss on refinancing transactions	—	37.6
Amortization and loss on fair value of hedge instrument	1.2	1.5
Equity in net income of affiliates, net of dividends	(0.1)	0.4
Deferred taxes	(13.3)	(15.8)
Amortization of discount and deferred financing fees	2.4	5.4
Stock-based compensation	14.6	6.7
Provision for losses on trade accounts receivable	3.3	2.2
Other	(1.4)	0.9
Changes in assets and liabilities:
Trade accounts receivable	(34.2)	(38.3)
Other current and long-term assets	(5.8)	15.8
Trade accounts payable	(1.5)	(4.5)
Other current and long-term liabilities	22.5	(9.1)
Cash provided by operating activities	276.1	206.2
Cash flows from investing activities:
Capital expenditures	(85.5)	(96.3)
Proceeds from sale of trading securities	0.9	0.6
Purchases of trading securities	(1.3)	(1.3)
Proceeds from sale of other investments	31.0	10.9
Purchases of other investments	(31.7)	(12.8)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(345.5)	(28.3)
Acquisition-related deposits	(6.2)	9.1
Other	(3.5)	—
Cash used in investing activities	(441.8)	(118.1)
Cash flows from financing activities:
Proceeds from senior secured term loan B	150.0	1,881.0
Extinguishment of senior secured term loan B	—	(1,881.0)
Proceeds from senior secured term loan A	55.0	350.0
Extinguishment of 9.625% and 8.125% Senior Notes	—	(1,000.0)
Proceeds from senior secured revolving line of credit	145.0	35.0
Payments of senior secured revolving line of credit	(145.0)	(85.0)
Repayments of debt	(38.0)	(27.6)
Proceeds from initial public offering	—	764.5
Underwriter fees and other costs on initial public offering	—	(49.7)
Proceeds from issuance of common stock and exercise of stock options	4.7	2.2
Debt financing fees	(3.7)	(18.2)
Excess tax benefit	3.9	—
Distributions to noncontrolling interests	(3.3)	(4.1)
Payment of contingent obligation	(0.3)	—
Cash provided by (used in) financing activities	168.3	(32.9)
Effect of exchange rate changes on cash and cash equivalents	2.1	(4.4)
Net change in cash and cash equivalents	4.7	50.8
Cash and cash equivalents, beginning of period	133.2	77.9
Cash and cash equivalents, end of period	$137.9	$128.7
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Redeemable Non- controlling Interests
	Shares	Amount
Balance December 31, 2015	182.3	$1.8	$1,850.3	$(4.6)	$(424.3)	$(191.8)	$135.6	$1,367.0	$2.9
Net income	—	—	—	—	71.0	—	7.8	78.8	—
Other comprehensive income	—	—	—	—	—	22.9	2.1	25.0	4.6
Distributions to non-controlling interests	—	—	—	—	—	—	(3.3)	(3.3)	—
Adjustment of redeemable non-controlling interest	—	—	(10.0)	—	—	—	—	(10.0)	15.8
Establishment of non-controlling interests	—	—	—	—	—	—	10.2	10.2	43.7
Excess tax benefit	—	—	3.9	—	—	—	—	3.9	—
Stock-based compensation	—	—	14.1	—	—	—	—	14.1	—
Employee share purchase plan	0.1	—	1.4	—	—	—	—	1.4	—
Exercise of stock options	0.6	—	3.3	—	—	—	—	3.3	—
Purchase of non-controlling interest	—	—	(31.5)	—	—	—	(27.4)	(58.9)	(67.0)
Balance September 30, 2016	183.0	$1.8	$1,831.5	$(4.6)	$(353.3)	$(168.9)	$125.0	$1,431.5	$—
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
Principles of Consolidation
The consolidated financial statements of TransUnion include the accounts of TransUnion and all of its majority-owned or controlled subsidiaries. Investments in unconsolidated entities in which the Company is able to exercise significant influence are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which the Company is not able to exercise significant influence are accounted for using the cost method and periodically reviewed for impairment.
Subsequent Events
Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or notes to the consolidated financial statements.
Recently Adopted Accounting Pronouncements
On April 7, 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that unamortized debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The new guidance is required to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Accordingly, we have presented our debt as of September 30, 2016, and December 31, 2015, net of unamortized debt issue costs of $4.9 million and $3.9 million, respectively, on our balance sheet and in Note 8, “Debt.”

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
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. We are currently assessing the impact this guidance will have on our consolidated financial statements.
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
On August 26, 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim period therein. We are currently assessing the impact this guidance will have on our consolidated statements of cash flows.
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2016:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$12.2	$8.0	$4.2	$—
Available for sale securities	3.2	—	3.2	—
Total	$15.4	$8.0	$7.4	$—

Liabilities
Interest rate caps	$(32.2)	$—	$(32.2)	$—
Contingent obligations	(19.2)	—	—	(19.2)
Total	$(51.4)	$—	$(32.2)	$(19.2)
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
Level 3 instruments consist of contingent obligations related to companies we have acquired with maximum payouts totaling $47.1 million. These obligations are contingent upon meeting certain performance requirements through 2018. The fair values of these obligations are recorded in other current liabilities and other liabilities and were determined based on an income approach, using our current expectations of the future earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three and nine months ended September 30, 2016, we recorded expenses of $0.9 million and $1.0 million, respectively, as a result of changes to the fair value of these obligations.
3. Other Current Assets
Other current assets consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Prepaid expenses	$39.4	$41.9
Other investments	22.1	12.5
Income taxes receivable	6.7	0.1
Marketable securities	3.2	2.9
Deferred financing fees	0.5	0.5
Other	10.2	7.4
Total other current assets	$82.1	$65.3
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value.  The investments increased from year-end due to investments acquired with our purchase of Central de Informacion Financiera S.A. (“CIFIN”).
4. Other Assets
Other assets consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Investments in affiliated companies	$66.5	$50.5
Other investments	12.4	13.0
Marketable securities	12.2	11.2
Deposits	9.3	1.8
Deferred financing fees	1.3	1.7
Other	1.5	1.3
Total other assets	$103.2	$79.5
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value.
5. Investments in Affiliated Companies
Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services. These investments are included in other assets in the consolidated balance sheets.
We use the equity method to account for investments in affiliates where we are able to exercise significant influence. For these investments, we adjust the carrying value for our proportionate share of the affiliates’ earnings, losses and distributions, as well as for purchases and sales of our ownership interest.
We use the cost method to account for nonmarketable investments in affiliates where we are not able to exercise significant influence. For these investments, we adjust the carrying value for purchases and sales of our ownership interests.

For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. There were no other-than-temporary impairments of investments in affiliated companies during the three and nine months ended September 30, 2016 or 2015.
Investments in affiliated companies consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Total equity method investments	$41.3	$45.5
Total cost method investments	25.2	5.0
Total investments in affiliated companies	$66.5	$50.5
The increase in cost method investments is due to additional acquisitions made in 2016.
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

(in millions)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Earnings from equity method investments	$2.3	$2.0	$6.2	$6.5
Dividends received from equity method investments	$0.5	$5.3	$6.1	$6.9
There were no dividends on cost method investments received for the three months ended September 30, 2016. Dividends received from cost method investments for the three months ended September 30, 2015, was $0.3 million. Dividends received from cost method investments for the nine months ended September 30, 2016 and 2015, were $0.6 million and $0.6 million, respectively.
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Accrued payroll	$85.4	$74.5
Accrued employee benefits	29.2	24.2
Accrued legal and regulatory	16.4	16.3
Income taxes payable	15.1	2.6
Contingent obligation	10.8	2.0
Deferred revenue	9.7	10.6
Accrued interest	1.0	1.0
Other	18.4	15.5
Total other current liabilities	$186.0	$146.7

7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Interest rate caps	$32.2	$—
Retirement benefits	12.3	11.2
Contingent obligation	8.4	5.1
Unrecognized tax benefits	1.8	0.3
Other	3.5	11.2
Total other liabilities	$58.2	$27.8

See note 8, “Debt,” for additional information about the interest rate caps.
8. Debt
Debt outstanding consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2021, including variable interest (3.50% at September 30, 2016) at LIBOR or alternate base rate, plus applicable margin, including original issue discount and deferred financing fees of $8.0 million and $4.7 million, respectively, at September 30, 2016, and original issue discount and deferred financing fees of $7.3 million and $3.8 million, respectively, at December 31, 2015	$1,989.1	$1,855.6
Senior Secured Term Loan A, payable in quarterly installments through June 30, 2020, including variable interest (2.52% at September 30, 2016) at LIBOR or alternate base rate, plus applicable margin, including original issue discount and deferred financing fees of $0.8 million and $0.2 million, respectively, at September 30, 2016, and original issue discount and deferred financing fees of $0.7 million and $0.1 million, respectively, at December 31, 2015	380.7	340.4
Other notes payable	16.5	6.2
Capital lease obligations	1.4	2.4
Total debt	2,387.7	2,204.6
Less short-term debt and current portion of long-term debt	(49.5)	(43.9)
Total long-term debt	$2,338.2	$2,160.7
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at September 30, 2016, were as follows:

(in millions)	September 30, 2016
2016	$11.4
2017	51.0
2018	54.9
2019	54.7
2020	314.7
Thereafter	1,914.7
Unamortized original issue discounts and unamortized deferred financing fee	(13.7)
Total debt	$2,387.7

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

As of September 30, 2016, we had no amounts outstanding under the senior secured revolving line of credit and could have borrowed up to the $210.0 million available. As of September 30, 2016, TransUnion has the ability to borrow incremental term loans or increase the revolving credit commitments in one or more tranches, subject to certain additional conditions, so long as the Senior Secured Net Leverage ratio does not exceed 4.25-to-1. TransUnion also has the ability to borrow up to an additional $450.0 million under the senior secured credit facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.

With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness and at the end of each fiscal quarter. As of September 30, 2016, this covenant required us to maintain a net leverage ratio on a pro forma basis equal to, or less than, 6.5-to-1. As of September 30, 2016, we were in compliance with all debt covenants.
On April 30, 2012, we entered into swap agreements to effectively fix the interest payments on a portion of the then existing senior secured term loan at 2.033%, plus the applicable margin, beginning March 28, 2013. As a result of the amendment to our senior secured credit facility dated April 9, 2014, the swaps no longer were expected to be highly effective and no longer qualified for hedge accounting. At that time, the total net of tax loss of $1.0 million was recorded in accumulated other comprehensive income and is being amortized to interest expense on a straight-line basis through December 29, 2017, the initial expiration date of the swaps. On December 18, 2015, we terminated the interest rate swaps by paying off the outstanding liability balance of $2.7 million. Prior to terminating the swaps, changes in the fair value of the swaps for the three and nine months ended September 30, 2015, resulted in a loss of $0.4 million and $1.2 million, respectively, recorded in other income and expense.
On December 18, 2015, we entered into interest rate cap agreements with various counter parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The initial aggregate notional amount under these agreements was $1,526.4 million and decreases each quarter beginning September 30, 2016, until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income (loss). The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in a loss of $0.2 million and $21.7 million, net of tax, recorded in other comprehensive income for the three and nine months ended September 30, 2016. respectively. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.1 million and a loss of $0.9 million recorded in other income and expense for the three- and nine-month periods, respectively.

In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three- and nine-month periods of 2016 was $0.5 million and $0.5 million. We expect to reclassify approximately $7.1 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of September 30, 2016, the fair value of our variable-rate Senior Secured Term Loan A, excluding original issue discounts and deferred fees, approximates the carrying value. As of September 30, 2016 the fair value of our Senior Secured Term Loan B, excluding original issue discounts and deferred fees, was approximately $2,009.3 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, quoted market prices for these publicly traded instruments.
9. Stockholders’ Equity
Stock Split
During 2015, we effected a 1.333 to 1 stock split of our common stock. All periods presented in these financial statements reflect this split. The impact of the split resulted in a reclassification of the beginning balance of additional paid-in capital to common stock to reflect the increase in par value.
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of September 30, 2016.
Redeemable Non-controlling Interest
During the first quarter of 2016, redeemable noncontrolling interest increased $59.5 million, due to our purchase of CIFIN and our exercise of our call rights on the Drivers History Information Sales, LLC (“DHI”) noncontrolling interest. During the second quarter of 2016, we redeemed all of our redeemable noncontrolling interest in CIFIN and DHI, resulting in no redeemable noncontrolling interest at September 30, 2016.
10. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
For the three and nine months ended September 30, 2016, there were less than 0.1 million anti-dilutive stock-based awards outstanding. In addition, there were 5.9 million contingently issuable market-based stock awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. As of September 30, 2015, there were 4.0 million anti-dilutive stock-based awards outstanding. These awards were anti-dilutive because we reported a net loss in each period. In addition, there were 6.2 million contingently issuable market-based stock awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

(in millions, except per share data)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Earnings per share - basic
Earnings available to common shareholders	$41.2	$(4.0)	$71.0	$(13.3)
Weighted average basic shares outstanding	182.7	182.1	182.5	159.6
Earnings per share - basic	$0.23	$(0.02)	$0.39	$(0.08)

Earnings per share - diluted
Earnings available to common shareholders	$41.2	$(4.0)	$71.0	$(13.3)

Weighted average basic shares outstanding	182.7	182.1	182.5	159.6
Dilutive impact of stock based awards	2.1	—	1.9	—
Weighted average dilutive shares outstanding	184.8	182.1	184.4	159.6
Earnings per share - diluted	$0.22	$(0.02)	$0.39	$(0.08)

11. Income Taxes
For the three months ended September 30, 2016, we reported an effective tax rate of 41.3%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested, the impact of valuation allowances on the losses of certain foreign subsidiaries, and changes in state tax assumptions. For the nine months ended September 30, 2016, we reported an effective tax rate of 43.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested, the impact of valuation allowances on the losses of certain foreign subsidiaries, and changes in state tax assumptions.
We had two offsetting income tax adjustments that impacted the three- and nine-month periods in 2016. First, we changed our assertion on unremitted earnings for an equity method investment that is now owned by one of our international subsidiaries. Those earnings are now determined to be indefinitely reinvested outside the United States, which resulted in a decrease of deferred income tax expense of $14.3 million. Second, changes in state tax assumptions resulted in an increase in income tax expense of $12.8 million.
For the three months ended September 30, 2015, we reported an effective tax rate of 187.9%, which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, tax expenses on unremitted foreign earnings not considered permanently reinvested, and the impact of valuation allowances on the losses of certain foreign subsidiaries. For the nine months ended September 30, 2015, we reported a loss before income taxes and an effective tax rate benefit of (280.5)%, which was different than the 35% U.S. federal statutory rate due primarily to these same reasons.
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
The total amount of unrecognized tax benefits was $1.8 million as of September 30, 2016, and $1.9 million as of December 31, 2015. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes was $0.1 million as of September 30, 2016 and December 31, 2015. There was no significant liability for tax penalties as of September 30, 2016 or December 31, 2015. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2008 and forward remain open for examination in some state and foreign jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal purposes.

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

Selected segment financial information consisted of the following:

(in millions)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Gross revenues:
U.S. Information Services	$273.3	$239.3	$777.1	$691.4
International	82.3	68.7	227.7	199.8
Consumer Interactive	97.4	95.5	310.0	272.3
Total revenues, gross	453.0	403.6	1,314.7	1,163.5

Intersegment revenue eliminations:
U.S. Information Services	(14.3)	(13.6)	(42.7)	(40.4)
International	(1.1)	(0.8)	(3.0)	(2.3)
Consumer Interactive	—	—	—	—
Corporate	—	—	—	—
Total intersegment eliminations	(15.4)	(14.5)	(45.7)	(42.8)
Total revenues, net	$437.6	$389.1	$1,269.0	$1,120.7

Operating income:
U.S. Information Services	$63.9	$42.8	$135.5	$108.9
International	14.4	7.9	27.5	12.5
Consumer Interactive	41.0	36.5	125.1	96.4
Corporate	(23.5)	(26.9)	(76.8)	(69.6)
Total operating income	$95.8	$60.3	$211.3	$148.2

Intersegment operating income eliminations:
U.S. Information Services	$(13.9)	$(13.2)	$(41.6)	$(39.3)
International	(0.8)	(0.5)	(2.2)	(1.4)
Consumer Interactive	14.7	13.7	43.8	40.7
Total intersegment eliminations	$—	$—	$—	$—

As a result of displaying amounts in millions, rounding differences may exist in the table above.
A reconciliation of operating income to income (loss) before income taxes for the periods presented is as follows:

(in millions)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Operating income from segments	$95.8	$60.3	$211.3	$148.2
Non-operating income and expense	(20.1)	(59.2)	(72.9)	(149.7)
Income (loss) before income taxes	$75.7	$1.1	$138.4	$(1.5)

Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

(in millions)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
USIS	$0.5	$0.5	$1.5	$1.4
International	1.8	1.5	4.7	5.1
Total	$2.3	$2.0	$6.2	$6.5

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
In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed below in “Cautionary Notice Regarding Forward-Looking Statements”, and Part II, Item 1A, “Risk Factors.”
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the demand and availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. Since the beginning of 2015, we have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage refinancings resulting from low long-term mortgage rates, an improving housing market, increased auto loans, improvements in the labor market, an increase in consumer confidence and an increase in demand for our marketing services. In our Consumer Interactive segment, we continue to see strong demand for our credit and identity theft solutions. The continuing strengthening of the U.S. dollar has diminished the operating results reported by our International segment compared with the prior year.
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
Recent Developments
On September 14, 2016, certain of our stockholders completed a secondary public offering of approximately 16.0 million shares of TransUnion common stock. On June 10, 2016, one of our stockholders completed a secondary public offering of approximately 18.0 million shares of TransUnion common stock. On March 14, 2016, certain of our stockholders completed a secondary public offering of approximately 17.9 million shares of TransUnion common stock. These secondary offerings had no impact on our financial statements, other than approximately $0.7 million and $2.5 million of transactions costs recorded in other income and expense for the three and nine months ended September 30, 2016, respectively. We were obligated to pay these costs in accordance with an agreement with these stockholders. We did not receive any proceeds from these offerings as all shares were sold by these stockholders.

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
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint, and to enter new markets. Since January 1, 2015, we completed the following acquisitions:

•
On September 30, 2016, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”) from 77.1% to 82.1% with an additional purchase of 5%. In June 2016, we increased our equity interest in CIBIL from 66.1% to 77.1% with additional purchases totaling 11%. During 2015, we increased our equity interest from 55% to 66.1%, with the purchase of 5% on September 24, 2015 and an additional 6.1% on November 5, 2015.

•
On September 21, 2016, we acquired 100% of the equity of Healthcare Revenue Technologies, Inc. (“RTech”). RTech uses innovative proprietary technology to help healthcare providers protect revenue and cash. The results of operations of RTech, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of acquisition.

•
On August 30, 2016, we made a noncontrolling interest investment in SavvyMoney, Inc. (“SavvyMoney”). SavvyMoney is a provider of credit information services for bank and credit union users. We account for SavvyMoney on the cost method of accounting. Any future dividends will be recorded in other income and expense when received.

•
On August 3, 2016, we increased our equity interest in CIFIN S.A. (“CIFIN”) from 94.67% to 95.17% with an additional purchase of 0.5%. On May 31, 2016, we increased our interest from 71.0% to 94.67% with an additional purchase of 23.67%. On February 8, 2016, we acquired a 71.0% equity interest in CIFIN.  CIFIN is one of two primary credit bureaus in Colombia. The results of operations of CIFIN, which are not material to our consolidated financial statements, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

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

•
On April 15, 2016, we made a noncontrolling interest investment in Dashlane, Inc. (“Dashlane”). Dashlane is a password management company that enables users to monitor their online identities across multiple sites and applications. We account for Dashlane on the cost method of accounting. Any future dividends will be recorded in other income and expense when received.

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

•
On October 21, 2015, we acquired the remaining 49% equity interest in Databusiness S.A., our Chilean subsidiary. We no longer record net income attributable to the noncontrolling interests in our consolidated statements of income or redeemable noncontrolling interests on our consolidated balance sheets from the date we acquired the remaining interest.

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
Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. For the three and nine months ended September 30, 2016 and 2015, these key indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$437.6	$389.1	$48.5	12.5%	$1,269.0	$1,120.7	$148.3	13.2%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$41.2	$(4.0)	$45.2	nm	$71.0	$(13.3)	$84.3	nm
Net interest expense	20.2	24.0	(3.8)	(15.8)%	59.9	111.5	(51.6)	(46.3)%
Provision (benefit) for income taxes	31.2	2.1	29.1	nm	59.6	4.3	55.3	nm
Depreciation and amortization	63.2	71.5	(8.4)	(11.7)%	209.6	209.2	0.4	0.2%
EBITDA	155.8	93.6	62.2	66.4%	400.2	311.7	88.5	28.4%
Adjustments to EBITDA:
Stock-based compensation(2)	7.5	2.5	5.0	201.4%	23.2	13.9	9.3	66.7%
Mergers and acquisitions, divestitures and business optimization(3)	4.2	1.3	3.0	nm	17.3	3.1	14.3	nm
Technology transformation(4)	—	6.8	(6.8)	(100.0)%	23.3	18.5	4.8	26.2%
Other(5)	(0.9)	35.9	(36.8)	(102.4)%	3.5	42.6	(39.1)	(91.9)%
Total adjustments to EBITDA	10.9	46.5	(35.7)	(76.7)%	67.3	78.1	(10.8)	(13.8)%
Adjusted EBITDA(1)	$166.6	$140.1	$26.5	18.9%	$467.5	$389.8	$77.7	19.9%

Other metrics:
Cash provided by operating activities	$126.6	$89.7	$36.9	41.1%	$276.1	$206.2	$69.9	33.9%
Capital expenditures	30.6	28.0	2.6	9.3%	85.5	96.3	(10.8)	(11.2)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

(1)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three months ended September 30, 2016, consisted of the following adjustments to operating income: a $0.9 million adjustment to contingent consideration expense from previous acquisitions; and a $0.7 million loss on the divestiture of a small international line of business. For the three months ended September 30, 2016, consisted of the following adjustments to non-operating income and expense: $2.3 million of acquisition expenses; and a $0.3 million loss on the divestiture of a small international line of business. For the nine months ended September 30, 2016, consisted of the following adjustments to operating income: a $1.0 million adjustment to contingent consideration expense from previous acquisitions; a $0.8 million loss on the divestiture of a small international line of business; and a $(0.5) million adjustment to business optimization expenses. For the nine months ended September 30, 2016, consisted of the following adjustments to non-operating income and expense: $15.8 million of acquisition expenses; and a $0.2 million loss on the divestiture of a small international line of business.

For the three months ended September 30, 2015, consisted of the following adjustments to operating income: a $0.3 million loss on the divestiture of a business operation. For the three months ended September 30, 2015, consisted of the following adjustments to non-operating income and expense: $1.0 million of acquisition expenses. For the nine months ended September 30, 2015, consisted of the following adjustments to operating income: a $0.6 million adjustment to contingent consideration expense from previous acquisitions; and a $0.3 million loss on divestiture of a business operation. For the nine months ended September 30, 2015, consisted of the following adjustments to non-operating income and expense: $2.2 million of acquisition expenses.

(4)	Represented costs associated with a project to transform our technology infrastructure.

(5)
For the three months ended September 30, 2016, consisted of the following adjustments to operating income: $(0.7) million of miscellaneous. For the three months ended September 30, 2016, consisted of the following adjustments to non-operating income and expense: $(0.9) million of currency remeasurement of our foreign operations; a $(0.1) million mark-to-market gain related to ineffectiveness of our interest rate hedge; $0.3 million of loan fees; $0.7 million of fees connected to the filing of secondary registration statements filed on behalf of certain stockholders; and $(0.2) million of miscellaneous. For the nine months ended September 30, 2016, consisted of the following adjustments to operating income: $(0.7) million of miscellaneous; and a $0.3 million charge for certain legal and regulatory matters. For the nine months ended September 30, 2016, consisted of the following adjustments to non-operating income and expense: $(0.6) million of currency remeasurement of our foreign operations; a $0.9 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $1.1 million of loan fees; and $2.5 million of fees connected to the filing of secondary registration statements filed on behalf of certain stockholders.

For the three months ended September 30, 2015, consisted of the following adjustments to operating income: $(0.5) million of miscellaneous. For the three months ended September 30, 2015, consisted of the following adjustments to non-operating income and expense: $33.8 million of debt refinancing expenses; $1.9 million of currency remeasurement of our foreign operations; a $0.4 million mark-to-market loss related to ineffectiveness on our interest rate hedge; and $0.3 million of loan fees. For the nine months ended September 30, 2015, consisted of the following adjustments to operating income: $(0.5) million of miscellaneous. For the nine months ended September 30, 2016, consisted of the following adjustments to non-operating income and expense: $37.6 million of debt refinancing expenses; $2.9 million of currency remeasurement of our foreign operations; a $1.2 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $1.1 million of loan fees; and $0.3 million of miscellaneous.

Revenue
Total revenue increased $48.5 million and $148.3 million for the three and nine months ended September 30, 2016, compared with the same period in 2015, due to strong organic growth in all of our segments, across all platforms and markets, and revenue from our recent acquisitions in our USIS and International segments, partially offset by the impact of weakening foreign currencies on the 2016 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 2.3% and 1.8% in each respective period. The impact of weakening foreign currencies accounted for a decrease in revenue of 0.4% and 1.5% in each respective period. Revenue by segment in the three- and nine-month periods was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
U.S. Information Services:
Online Data Services	$178.4	$154.9	$23.5	15.2%	$507.6	$455.6	$52.0	11.4%
Marketing Services	41.3	39.4	1.9	4.9%	116.1	107.6	8.6	8.0%
Decision Services	53.6	45.0	8.6	19.1%	153.4	128.2	25.1	19.6%
Total U.S. Information Services	273.3	239.3	34.0	14.2%	777.1	691.4	85.7	12.4%

International:
Developed Markets	29.2	25.0	4.2	16.7%	80.2	69.9	10.3	14.8%
Emerging Markets	53.1	43.7	9.4	21.4%	147.5	129.9	17.5	13.5%
Total International	82.3	68.7	13.5	19.7%	227.7	199.8	27.9	14.0%

Total Consumer Interactive	97.4	95.5	1.8	1.9%	310.0	272.3	37.7	13.8%

Total revenue, gross	453.0	403.6	49.4	12.2%	1,314.7	1,163.5	151.3	13.0%

Intersegment eliminations:
USIS Online	(14.3)	(13.6)	(0.7)		(42.7)	(40.4)	(2.3)
International Developed Markets	(0.9)	(0.7)	(0.2)		(2.5)	(1.9)	(0.6)
International Emerging Markets	(0.2)	(0.1)	—		(0.5)	(0.4)	—
Consumer Interactive	—	—	—		—	—	—
Total intersegment eliminations	(15.4)	(14.5)	(0.9)		(45.7)	(42.8)	(3.0)

Total revenue as reported	$437.6	$389.1	$48.5	12.5%	$1,269.0	$1,120.7	$148.3	13.2%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
USIS Segment
USIS revenue increased $34.0 million and $85.7 million for the three and nine months ended September 30, 2016, compared with the same period in 2015, due to increases in revenue from all platforms.
Online Data Services
Online Data Services revenue increased $23.5 million and $52.0 million for the three- and nine-month periods, compared with the same periods in 2015, due to a 2.2% and 4.5% increase in credit report unit volume and a change in the mix of customer volumes, which resulted in an increase in average pricing for online credit reports compared to the same periods in 2015.

Marketing Services
Marketing Services revenue increased $1.9 million and $8.6 million for the three- and nine-month periods, compared with the same periods in 2015, due primarily to an increase in custom data sets and archive information.
Decision Services
Decision Services revenue increased $8.6 million and $25.1 million for the three- and nine-month periods, compared with the same periods in 2015, due primarily to an organic increase in revenue in healthcare and insurance markets.
International Segment
International revenue increased $13.5 million, or 19.7%, and $27.9 million, or 14.0%, for the three and nine months ended September 30, 2016, compared with the same periods in 2015. Higher local currency revenue from increased volumes in most regions and the inclusion of revenue from our recent acquisition were partially offset by a 2.2% and 8.7% decrease in revenue in each respective period from the impact of weakening foreign currencies. Incremental revenue from our acquisition accounted for a 10.9% and 8.9% increase in revenue in each respective period.
Developed Markets
Developed markets revenue increased $4.2 million, or 16.7%, and $10.3 million, or 14.8%, for the three- and nine-month periods, compared with the same periods in 2015, due to higher local currency revenue in both regions. Revenue increased 0.2% in the three-month period from the impact of a strengthening Canadian dollar and decreased 3.7% in the nine-month period from the impact of a weakening Canadian dollar.
Emerging Markets
Emerging markets revenue increased $9.4 million, or 21.4%, and $17.5 million, or 13.5%, for the three- and nine-month periods, compared with the same periods in 2015. Higher local currency revenue in most regions and incremental revenue from our recent acquisition were partially offset by an 3.6% and 11.4% decrease in revenue in each respective period from the impact of weakening foreign currencies, primarily the South African rand and Indian rupee in both periods, and the Brazilian real in the nine-month period. Incremental revenue from our acquisition accounted for a 17.2% and 13.7% increase in revenue in each respective period.
Consumer Interactive Segment
Consumer Interactive revenue increased $1.8 million and $37.7 million for the three and nine months ended September 30, 2016, compared with the same period in 2015. The increase in the three-month period was due primarily to an increase in revenue from our direct channel driven by an increase in the average number of subscribers, partially offset by a decrease in revenue from our indirect channel resulting from lower revenue associated with one of our indirect channel partners that was acquired by a competitor. The increase in the nine-month period was due primarily to an increase in revenue from our indirect channel, and an increase in revenue in our direct channel driven by an increase in the average number of direct subscribers.
Operating Expenses
Operating expenses for the three and nine months ended September 30, 2016, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of services	$141.5	$135.1	$6.4	4.7%	$434.4	$392.2	$42.2	10.8%
Selling, general and administrative	137.1	122.2	14.9	12.2%	413.7	371.1	42.6	11.5%
Depreciation and amortization	63.2	71.5	(8.4)	(11.7)%	209.6	209.2	0.4	0.2%
Total operating expenses	$341.8	$328.8	$13.0	3.9%	$1,057.7	$972.5	$85.2	8.8%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $6.4 million and $42.2 million for the three- and nine-month periods, compared with the same periods in 2015.
The increase was due primarily to:

•	an increase in product costs resulting from the increase in revenue, primarily in our USIS segment;

•	an increase in labor costs as we continue to invest in key strategic growth initiatives;

•	an acceleration of maintenance costs in the first six months of the year in our USIS segment related to our strategic initiative to transform our technology platform; and

•	operating costs relating to our acquisitions in our USIS and International segments, partially offset by:

•	savings enabled by our technology transformation and other key productivity initiatives;

•	a decrease in product costs in our Consumer Interactive segment associated with one of our indirect channel partners that was acquired by a competitor; and

•	the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $14.9 million and $42.6 million for the three- and nine-month periods, compared with the same periods in 2015.
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
Depreciation and Amortization
Depreciation and amortization decreased $8.4 million and increased $0.4 million for the three- and nine-month periods, compared with the same periods in 2015. The decrease in the three-month period is due to the useful lives of certain USIS internal-use software and equipment assets ending June 30, 2016, in conjunction with our strategic initiative to transform our technology platform. For the nine-month period, the decrease related to these technology assets was offset by additional depreciation and amortization from the new capital expenditures related to our technology transformation initiative and from assets acquired with our recent business acquisitions.

Operating Income and Operating Margins

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Gross operating income by segment:
USIS operating income	$63.9	$42.8	$21.1	49.3%	$135.5	$108.9	$26.6	24.4%
International operating income	14.4	7.9	6.5	82.2%	27.5	12.5	15.0	120.0%
Consumer Interactive operating income	41.0	36.5	4.5	12.5%	125.1	96.4	28.7	29.8%
Corporate operating loss	(23.5)	(26.9)	3.4	12.5%	(76.8)	(69.6)	(7.2)	(10.4)%
Total gross operating income	$95.8	$60.3	$35.5	58.9%	$211.3	$148.2	$63.0	42.5%

Intersegment operating income eliminations:
USIS	$(13.9)	$(13.2)	$(0.7)		$(41.6)	$(39.3)	$(2.3)
International	(0.8)	(0.5)	(0.3)		(2.2)	(1.4)	(0.8)
Consumer Interactive	14.7	13.7	1.0		43.8	40.7	3.1
Corporate	—	—	—		—	—	—
Total operating income eliminations	$—	$—	$—		$—	$—	$—

Operating Margin:
USIS	23.4%	17.9%		5.5%	17.4%	15.8%		1.7%
International	17.5%	11.5%		6.0%	12.1%	6.3%		5.8%
Consumer Interactive	42.1%	38.2%		4.0%	40.4%	35.4%		5.0%
Total operating margin	21.9%	15.5%		6.4%	16.6%	13.2%		3.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above. Segment operating margins are calculated using segment gross revenue and operating income. Consolidated operating margin is calculated using as reported revenue and operating income.
Total operating income increased $35.5 million and $63.0 million for the three and nine months ended September 30, 2016, compared with the same periods in 2015. The increase was due primarily to:

•	an increase in revenue in all segments, including revenue from recent acquisitions; and

•	for the three-month period, a decrease in depreciation and amortization in our USIS segment, partially offset by:

•	an increase in product costs, primarily in our USIS segment, resulting from the increase in revenue;

•
an increase in labor costs, primarily in our USIS segment and in Corporate, attributed to higher incentive and stock-based compensation and an increase in headcount as we continue to invest in key strategic growth initiatives;

•	an acceleration of maintenance costs into the first six months of the year in our USIS segment related to our strategic initiative to transform our technology platform;

•	an increase in advertising in our Consumer Interactive segment;

•	operating costs from our acquisitions in our USIS and International segments; and

•	the impact of weakening foreign currencies on the 2015 results of our International segment.
Margins for the USIS segment increased due to the increase in revenue and savings enabled by our technology transformation, and for the nine-month period, the decrease in depreciation and amortization, partially offset by the increase in compensation costs and the acceleration of maintenance costs into the first six months of the year related to our technology transformation initiative. Margins for the International segment increased in both periods due primarily to the increase in revenue and cost savings from our key productivity initiatives. Margins for the Consumer Interactive segment increased in both periods due to the increase in revenue and decrease in product costs, partially offset by the increase in advertising costs.
Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest expense	$(21.4)	$(24.8)	$3.4	13.7%	$(63.1)	$(114.4)	$51.3	44.8%
Interest income	1.2	0.9	0.4	44.6%	3.2	2.9	0.3	9.9%
Earnings from equity method investments	2.3	2.0	0.3	16.6%	6.2	6.5	(0.3)	(5.3)%
Other income and expense, net:
Acquisition fees	(2.3)	(1.0)	(1.3)	nm	(15.8)	(2.2)	(13.6)	nm
Loan fees	(0.3)	(34.1)	33.8	99.1%	(1.1)	(38.6)	37.5	97.2%
Dividends from cost method investments	—	0.3	(0.3)	(100.0)%	0.6	0.6	—	—%
Other income, net	0.4	(2.5)	2.9	117.2%	(2.9)	(4.5)	1.6	36.6%
Total other income and expense, net	(2.2)	(37.3)	35.0	93.8%	(19.2)	(44.7)	25.5	57.0%
Non-operating income and expense	$(20.1)	$(59.2)	$39.1	66.1%	$(72.9)	$(149.7)	$76.8	51.3%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
nm: not meaningful
Our 9.625% and 8.125% Senior Notes were redeemed on July 15, 2015, using the net proceeds from our initial public offering (“IPO”), along with $350.0 million borrowings from the Senior Secured Term Loan A. During the nine months ended September 30, 2016, we borrowed additional funds against our senior secured credit facility. As a result of these changes to our debt, interest expense decreased $3.4 million and $51.3 million for the three- and nine-month periods of 2016, compared with the same periods in 2015. Lower interest expense on the Senior Notes was partially offset by additional interest expense resulting from the increase in the average outstanding principal balance of the senior secured credit facility in 2016 compared with 2015.
Acquisition fees represent costs we have incurred for acquisition-related efforts. The increase in 2016 was due to our 2016 acquisitions and our other ongoing acquisition efforts.
For the three and nine months ended September 30, 2015, loan fees included $33.8 million of fees due to the early redemption of our 9.625% and 8.125% Senior Notes. For the nine months ended September 30, 2015, loan fees also included $3.8 million from the refinance of our senior secured credit facility in June of 2015.
For the three and nine months ended September 30, 2016, other income, net, included $0.7 million and $2.5 million of fees incurred in connection with secondary public offerings completed by certain stockholders and a $0.1 million gain and $0.9 million loss related to ineffectiveness on our current interest rate hedge. For the three and nine months ended September 30, 2015, other income, net, included a loss of $0.4 million and $1.2 million on a swap that no longer qualified for hedge accounting. We terminated the swap in December 2015.
Provision for Income Taxes
For the three months ended September 30, 2016, we reported an effective tax rate of 41.3%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested, the impact of valuation allowances on the losses of certain foreign subsidiaries, and changes in state tax assumptions. For the nine months ended September 30, 2016, we reported an effective tax rate of 43.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested, the impact of valuation allowances on the losses of certain foreign subsidiaries, and changes in state tax assumptions.
We had two offsetting income tax adjustments that impacted the three- and nine-month periods in 2016. First, we changed our assertion on unremitted earnings for an equity method investment that is now owned by one of our international subsidiaries. Those earnings are now determined to be indefinitely reinvested outside the United States, which resulted in a decrease of deferred income tax expense of $14.3 million. Second, changes in state tax assumptions resulted in an increase in income tax expense of $12.8 million.

For the three months ended September 30, 2015, we reported an effective tax rate of 187.9%, which was higher than the 35% U.S. federal statutory rate due primarily to the expiration of the look-through rule, tax expenses on unremitted foreign earnings not considered permanently reinvested, and the impact of valuation allowances on the losses of certain foreign subsidiaries. For the nine months ended September 30, 2015, we reported a loss before income taxes and an effective tax rate benefit of (280.5)%, which was different than the 35% U.S. federal statutory rate due primarily to these same reasons.
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
Significant Changes in Assets and Liabilities
The increase in goodwill and gross other intangibles assets at September 30, 2016, compared with December 31, 2015, included $138.4 million and $148.6 million, respectively, as a result of recording estimates of fair value of the assets acquired with our 2016 acquisitions. The net increase in debt at September 30, 2016, compared with December 31, 2015, included $221.9 million of additional borrowings, primarily as a result of funding our acquisition of CIFIN. See “Recent Developments” above for additional information.
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
Cash and cash equivalents totaled $137.9 million and $133.2 million at September 30, 2016, and December 31, 2015, respectively, of which $91.6 million and $79.7 million was held outside the United States. As of September 30, 2016, we had no amounts outstanding under the senior secured revolving line of credit and could have borrowed up to the $210.0 million available. As of September 30, 2016, TransUnion has the ability to borrow incremental term loans or increase the revolving credit commitments in one or more tranches, subject to certain additional conditions, so long as the Senior Secured Net Leverage ratio does not exceed 4.25-to-1. TransUnion also has the ability to borrow up to an additional $450.0 million under the senior secured credit facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. The Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year as defined in the agreement. There were no excess cash flows for 2015 and therefore no additional payment was required in 2016. See Part I, Item 1, Note 8 “Debt,” for additional information about our debt.
Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2016	2015	Change
Cash provided by operating activities	$276.1	$206.2	$69.9
Cash used in investing activities	(441.8)	(118.1)	(323.7)
Cash provided by financing activities	168.3	(32.9)	201.2
Effect of exchange rate changes on cash and cash equivalents	2.1	(4.4)	6.5
Net change in cash and cash equivalents	$4.7	$50.8	$(46.1)
Operating Activities
The increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization as well as a decrease in cash paid for interest.

Investing Activities
The increase in cash used in investing activities was due primarily to an increase in cash used to fund acquisitions.
Financing Activities
The increase in cash provided by financing activities was due primarily to additional borrowing in 2016 to fund acquisitions. For the nine months ended September 30, 2015, proceeds from our IPO and additional borrowings under our Senior Secured Term Loan A were used to redeem our 9.625% and 8.125% Senior Notes.
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
Cash paid for capital expenditures decreased $10.8 million, from $96.3 million for the nine months ended September 30, 2015, to $85.5 million for the nine months ended September 30, 2016. We expect total capital expenditures to be lower in 2016 than in 2015 as a percentage of revenue as we completed the improvements to our corporate headquarters facility in the first half of 2015 and effectively completed the transformation of our technology platform in the first half of 2016.
Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the senior secured revolving line of credit. On July 15, 2015, we used the net proceeds from our IPO, along with $350.0 million of borrowings from the Senior Secured Term Loan A, to redeem all of the outstanding 9.625% and 8.125% Senior Notes, including a prepayment premium, accrued interest and certain transaction costs.
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
Hedge
On December 18, 2015, we entered into interest rate cap agreements with various counter parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The initial aggregate notional amount under these agreements was $1,526.4 million and decreases each quarter beginning September 30, 2016, until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income (loss). The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in a loss of $0.2 million and $21.7 million, net of tax, recorded in other comprehensive income for the three and nine months ended September 30, 2016. respectively. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.1 million and a loss of $0.9 million recorded in other income and expense for the three- and nine-month periods, respectively.

In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three- and nine-month periods of 2016 was $0.5 million and $0.5 million. We expect to reclassify approximately $7.1 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Effect of Certain Debt Covenants
A breach of any of the covenants under the agreements governing our debt could limit our ability to borrow funds under the senior secured revolving line of credit and could result in a default under the senior secured credit facility. Upon the occurrence of an event of default under the senior secured credit facility, the lenders could elect to declare all amounts then outstanding to be immediately due and payable, and the lenders could terminate all commitments to extend further credit. If we were unable to repay the amounts declared due, the lenders could proceed against any collateral granted to them to secure that indebtedness.
With certain exceptions, the obligations under the senior secured credit facility are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness and at the end of each fiscal quarter. As of September 30, 2016, this covenant required us to maintain a net leverage ratio on a pro forma basis equal to, or less than, 6.5-to-1. As of September 30, 2016, we were in compliance with all debt covenants.
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
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in the course of litigation and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us in the course of pending litigation that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended September 30, 2016. Refer to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, for a full description of our material pending legal proceedings.
OFAC Alert Service
Following the U.S. Supreme Court’s decision in Spokeo v. Robins, holding that the injury-in-fact requirement for standing under Article III of the United States Constitution requires a plaintiff to allege an injury that is both “concrete and particularized,” the stays in the Ramirez, Miller, Larson and Patel matters were lifted. In August 2016, the Court in Larson certified a class of approximately 18,000 California residents with respect to allegations that TransUnion failed to provide consumers with all information in their files in violation of the Fair Credit Reporting Act. In October 2016, the Courts in Ramirez and Patel denied our motions to decertify the classes based on the implications of Spokeo, and the parties in Miller have briefed the implications of Spokeo for the plaintiff’s class certification motion. We intend to continue to defend these matters vigorously as we believe we have acted in a lawful manner.
AG Investigations
In April 2015, the Attorney General for the State of Mississippi filed an action in the Chancery Court of Jackson County, Mississippi with respect to the certain of the matters reviewed in its investigation. The complaint in State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. TransUnion Corp., Trans Union LLC and TransUnion Interactive, Inc. (No. 2015-0716-MLF) alleged that certain marketing practices with respect to credit monitoring services sold to Mississippi residents, and certain procedures used to ensure the accuracy of the information in the credit reports of Mississippi residents, constitute unfair and deceptive practices in violation of Mississippi law. In August, 2016, we entered into a settlement with the Mississippi Attorney General’s office, pursuant to which TransUnion made a payment to the Mississippi Attorney General’s office, and agreed to provide free unlimited credit disclosures for three years to Mississippi residents who request them, actively promote the free credit disclosure offer through an approved promotional campaign, and adopt practice changes for Mississippi consumers that largely track the previously announced initiatives in the National Consumer Assistance Plan, none of which had or will have a material adverse effect on our financial condition or results of operations.
CFPB Investigation
In September 2015, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (“CFPB”). The CID is focused on common industry practices and is part of the CFPB’s investigation to determine whether consumer reporting agencies or other persons have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products, or similar products or services. We continue to engage in discussions with the CFPB regarding a potential agreed resolution of these matters. At this time, we are unable to predict the outcome of these discussions or this CFPB investigation, including whether the investigation will result in any action or proceeding against us. Based on our discussions to date, however, we believe any such resolution would include monetary relief and changes in the way we advertise, market and sell certain of our products. We do not currently believe that any such payment or practice changes would have a material adverse effect on our financial condition or results of operations. We do not believe we have violated any law, but, rather, believe we have followed all published authority with respect to our practices, and intend to vigorously defend any private claims that may result from this investigation.
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
ITEM 6. EXHIBITS

2.1
Purchase agreement dated September 21, 2016, by and among TransUnion Healthcare, Inc., RTech Healthcare Revenue Technologies, Inc., the sellers identified therein, and the Seller Representative named therein (incorporated by reference to Exhibit 2.1 to TransUnion’s Current Report on Form 8-K filed on September 22, 2016).* †

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

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
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

TransUnion

October 25, 2016	By	/s/ Samuel A. Hamood
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

October 25, 2016	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

2.1
Purchase agreement dated September 21, 2016, by and among TransUnion Healthcare, Inc., RTech Healthcare Revenue Technologies, Inc., the sellers identified therein, and the Seller Representative named therein (incorporated by reference to Exhibit 2.1 to TransUnion’s Current Report on Form 8-K filed on September 22, 2016).* †

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

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.