Form 10-Q
period 2017-03-31
TransUnion
filed 2017-04-26
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 31, 2017, there were 182.6 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	March 31, 2017	December 31, 2016
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$131.2	$182.2
Trade accounts receivable, net of allowance of $6.6 and $6.2	289.9	277.9
Other current assets	92.6	89.9
Total current assets	513.7	550.0
Property, plant and equipment, net of accumulated depreciation and amortization of $251.3 and $235.6	192.0	197.5
Goodwill, net	2,203.0	2,173.9
Other intangibles, net of accumulated amortization of $860.0 and $815.8	1,737.8	1,762.3
Other assets	107.3	97.5
Total assets	$4,753.8	$4,781.2
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$115.4	$114.2
Short-term debt and current portion of long-term debt	92.7	50.4
Other current liabilities	173.4	208.7
Total current liabilities	381.5	373.3
Long-term debt	2,309.3	2,325.2
Deferred taxes	572.0	579.0
Other liabilities	26.0	30.7
Total liabilities	3,288.8	3,308.2
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2017 and December 31, 2016, 185.2 million and 183.9 million shares issued at March 31, 2017 and December 31, 2016, respectively, and 182.6 million shares and 183.2 million shares outstanding as of March 31, 2017 and December 31, 2016, respectively	1.9	1.8
Additional paid-in capital	1,821.6	1,844.9
Treasury stock at cost; 2.6 million shares and 0.7 million shares at March 31, 2017 and December 31, 2016, respectively	(73.5)	(5.3)
Accumulated deficit	(241.5)	(303.8)
Accumulated other comprehensive loss	(140.9)	(174.8)
Total TransUnion stockholders’ equity	1,367.6	1,362.8
Noncontrolling interests	97.4	110.2
Total stockholders’ equity	1,465.0	1,473.0
Total liabilities and stockholders’ equity	$4,753.8	$4,781.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$455.0	$405.7
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	151.2	149.1
Selling, general and administrative	144.7	132.2
Depreciation and amortization	58.0	72.5
Total operating expenses	353.9	353.8
Operating income	101.1	51.9
Non-operating income and (expense)
Interest expense	(21.5)	(20.4)
Interest income	1.3	0.8
Earnings from equity method investments	1.7	1.9
Other income and (expense), net	(6.6)	(7.6)
Total non-operating income and (expense)	(25.1)	(25.3)
Income before income taxes	76.0	26.6
Provision for income taxes	(11.5)	(12.0)
Net income	64.5	14.6
Less: net income attributable to the noncontrolling interests	(2.2)	(2.0)
Net income attributable to TransUnion	$62.3	$12.6

Earnings per share:
Basic	$0.34	$0.07
Diluted	$0.33	$0.07

Weighted average shares outstanding:
Basic	182.7	182.4
Diluted	190.3	184.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Net income	$64.5	$14.6
Other comprehensive income:
Foreign currency translation:
Foreign currency translation adjustment	34.2	26.3
Benefit for income taxes	—	0.1
Foreign currency translation, net	34.2	26.4
Hedge instruments:
Net unrealized gain (loss)	3.4	(23.5)
Amortization of accumulated loss	0.1	0.1
(Provision) benefit for income taxes	(1.4)	8.7
Hedge instruments, net	2.1	(14.7)
Available-for-sale securities:
Net unrealized loss	(0.2)	—
Benefit for income taxes	0.1	—
Available-for-sale securities, net	(0.1)	—
Total other comprehensive income, net of tax	36.2	11.7
Comprehensive income	100.7	26.3
Less: comprehensive income attributable to noncontrolling interests	(4.5)	(7.2)
Comprehensive income attributable to TransUnion	$96.2	$19.1
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$64.5	$14.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.0	72.5
Net loss on refinancing transaction	5.0	—
Amortization and loss on fair value of hedge instrument	—	0.8
Equity in net income of affiliates, net of dividends	(1.4)	(1.5)
Deferred taxes	(14.0)	4.6
Amortization of discount and deferred financing fees	0.7	0.7
Stock-based compensation	8.0	3.7
Provision for losses on trade accounts receivable	1.2	0.7
Other	(2.3)	1.6
Changes in assets and liabilities:
Trade accounts receivable	(10.7)	(30.8)
Other current and long-term assets	(11.3)	(4.5)
Trade accounts payable	(0.9)	2.8
Other current and long-term liabilities	(29.5)	(23.5)
Cash provided by operating activities	67.3	41.7
Cash flows from investing activities:
Capital expenditures	(26.0)	(30.9)
Proceeds from sale of trading securities	1.0	0.9
Purchases of trading securities	(1.3)	(1.1)
Proceeds from sale of other investments	35.7	8.8
Purchases of other investments	(26.9)	(8.5)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(58.7)	(129.1)
Acquisition-related deposits, net	—	(1.1)
Cash used in investing activities	(76.2)	(161.0)
Cash flows from financing activities:
Proceeds from senior secured term loan B	—	150.0
Proceeds from senior secured revolving line of credit	40.0	145.0
Payments of senior secured revolving line of credit	—	(145.0)
Repayments of debt	(14.3)	(12.0)
Debt financing fees	(5.0)	(3.1)
Proceeds from issuance of common stock and exercise of stock options	10.1	0.9
Treasury stock purchased	(68.3)	—
Excess tax benefit	—	0.5
Distributions to noncontrolling interests	—	(0.4)
Payment of contingent obligation	(5.9)	—
Cash (used in) provided by financing activities	(43.4)	135.9
Effect of exchange rate changes on cash and cash equivalents	1.3	0.5
Net change in cash and cash equivalents	(51.0)	17.1
Cash and cash equivalents, beginning of period	182.2	133.2
Cash and cash equivalents, end of period	$131.2	$150.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance December 31, 2016	183.2	$1.8	$1,844.9	$(5.3)	$(303.8)	$(174.8)	$110.2	$1,473.0
Net income	—	—	—	—	62.3	—	2.2	64.5
Other comprehensive income	—	—	—	—	—	33.9	2.3	36.2
Stock-based compensation	—	—	7.6	—	—	—	—	7.6
Employee share purchase plan	0.1	—	3.4	—	—	—	—	3.4
Exercise of stock options	1.2	0.1	7.1	—	—	—	—	7.2
Treasury stock purchased	(1.9)	—	—	(68.3)	—	—	—	(68.3)
Purchase of noncontrolling interest	—	—	(41.4)	—	—	—	(17.3)	(58.7)
Other	—	—	—	0.1	—	—	—	0.1
Balance March 31, 2017	182.6	$1.9	$1,821.6	$(73.5)	$(241.5)	$(140.9)	$97.4	$1,465.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
Basis of Presentation
Any reference in this report to “the Company,” “we,” “our,” “us,” and “its’” are to TransUnion and its consolidated subsidiaries, collectively.
The accompanying unaudited consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. The operating results of TransUnion for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 15, 2017.
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
Recently Adopted Accounting Pronouncements
On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The provisions in the new guidance related to income taxes that impacted us were adopted prospectively. As a result of this guidance, beginning January 1, 2017, we record excess tax benefits as a reduction to income tax expense and reflect excess tax benefits as operating cash flows. Depending on the exercise pattern of our remaining outstanding options, and the value of our stock on the exercise dates of our stock options and vest dates of our restricted stock units relative to the corresponding fair value of those awards on their grant dates, there could be a material impact on our future income tax expense.
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
On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, the ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. We are currently assessing the impact this guidance will have on our consolidated financial statements.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU, among other things, will require lessees to record a lease liability, which is an obligation to make lease payments arising from a lease, and right-of-use asset, which is an asset that represents the right to use, or control the use of, a specified asset for the lease term, for all long-term leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact this guidance will have on our consolidated financial statements.

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim period therein. We are currently assessing the impact this guidance will have on our consolidated financial statements.
On August 26, 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. We are currently assessing the impact this guidance will have on our consolidated statements of cash flows.
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$13.1	$8.7	$4.4	$—
Available for sale securities	3.2	—	3.2	—
Total	$16.3	$8.7	$7.6	$—

Liabilities
Interest rate caps	$(0.4)	$—	$(0.4)	$—
Contingent consideration	(11.7)	—	—	(11.7)
Total	$(12.1)	$—	$(0.4)	$(11.7)
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
Level 3 instruments consist of contingent obligations related to companies we have acquired with maximum payouts totaling $27.5 million. These obligations are contingent upon meeting certain performance requirements through 2018. The fair values of these obligations are recorded in other current liabilities and other liabilities and were determined based on an income approach, using our current expectations of the future earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three months ended March 31, 2017, we recorded a gain of $0.1 million as a result of changes to the fair value of these obligations.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Prepaid expenses	$40.3	$43.9
Other investments	20.7	29.5
CFPB escrow deposit	13.9	—
Income taxes receivable	6.3	5.4
Marketable securities	3.2	3.3
Deferred financing fees	0.5	0.5
Other	7.7	7.3
Total other current assets	$92.6	$89.9
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value.
4. Other Assets
Other assets consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Investments in affiliated companies	$67.8	$62.6
Marketable securities	13.1	12.4
Other investments	11.1	9.5
Deposits	8.9	9.3
Deferred financing fees	1.1	1.2
Other	5.3	2.5
Total other assets	$107.3	$97.5
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. There were no other-than-temporary impairments of investments in affiliated companies during the three months ended March 31, 2017 or 2016.

Investments in affiliated companies consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Total equity method investments	$44.6	$39.4
Total cost method investments	23.2	23.2
Total investments in affiliated companies	$67.8	$62.6
These balances are included in other assets in the consolidated balance sheets.
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended March 31,
(in millions)	2017	2016
Earnings from equity method investments	$1.7	$1.9
Dividends received from equity method investments	$0.3	$0.4
There were no dividends on cost method investments received for the three months ended March 31, 2017 or 2016.
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Accrued payroll	$50.3	$79.3
Accrued legal and regulatory	33.0	35.9
Accrued employee benefits	26.5	31.8
Income taxes payable	21.9	11.5
Deferred revenue	12.2	12.0
Contingent consideration	11.3	16.1
Accrued interest	1.1	1.3
Other	17.1	20.8
Total other current liabilities	$173.4	$208.7
The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2017 that were earned in 2016.
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Retirement benefits	$11.7	$10.9
Unrecognized tax benefits	5.3	4.8
Interest rate caps	0.4	6.1
Contingent consideration	0.4	1.5
Other	8.2	7.4
Total other liabilities	$26.0	$30.7
See note 8, “Debt,” for additional information about the interest rate caps.

8. Debt
Debt outstanding consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2023, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.48% at March 31, 2017 and 3.52% at December 31, 2016), including original issue discount and deferred financing fees of $7.2 million and $4.3 million, respectively, at March 31, 2017, and original issue discount and deferred financing fees of $7.6 million and $4.4 million, respectively, at December 31, 2016	$1,979.9	$1,984.6
Senior Secured Term Loan A, payable in quarterly installments through June 30, 2020, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (2.98% at March 31, 2017 and 2.77% at December 31, 2016), including original issue discount and deferred financing fees of $0.7 million and $0.2 million, respectively, at March 31, 2017, and original issue discount and deferred financing fees of $0.7 million and $0.2 million, respectively, at December 31, 2016	370.8	375.7
Senior Secured Revolving Line of Credit	40.0	—
Other notes payable	10.5	14.2
Capital lease obligations	0.8	1.1
Total debt	2,402.0	2,375.6
Less short-term debt and current portion of long-term debt	(92.7)	(50.4)
Total long-term debt	$2,309.3	$2,325.2
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at March 31, 2017, were as follows:

(in millions)	March 31, 2017
2017	$76.6
2018	54.5
2019	54.2
2020	314.4
2021	20.5
Thereafter	1,894.2
Unamortized original issue discounts and unamortized deferred financing fee	(12.4)
Total debt	$2,402.0
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the Senior Secured Revolving Line of Credit.
On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. Key provisions to the amendment included a two-year extension of the maturity date from April 2021 to April 2023, a 0.25% reduction in the applicable margin, and a reduction in the LIBOR floor to zero from 0.75%. The refinancing resulted in $5.0 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the first quarter of 2017.
On March 21, 2017, we borrowed $40.0 million under the Senior Secured Revolving Line of Credit to partially fund the acquisition of an additional interest in Credit Information Bureau (India) Limited. As of March 31, 2017, we could have borrowed up to the additional $170.0 million available. Also, TransUnion has the ability to borrow incremental term loans or increase the revolving credit commitments in one or more tranches, subject to certain additional conditions, so long as the Senior Secured Net Leverage ratio does not exceed 4.25-to-1. TransUnion also has the ability to borrow up to an additional $450.0 million, or such amount that the Senior Secured Net Leverage ratio does not exceed 4.25 to 1.0, whichever is greater, under the senior secured credit facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.

With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 6.5-to-1 at any such test date. As of March 31, 2017, we were in compliance with all debt covenants.
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
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income. The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $2.1 million and a loss of $14.8 million, net of tax, recorded in other comprehensive income for three months ended March 31, 2017 and 2016, respectively. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.1 million and a loss of $0.7 million recorded in other income and expense for three months ended March 31, 2017 and 2016, respectively.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three months ended March 31, 2017 was $1.4 million. We expect to reclassify approximately $4.0 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of March 31, 2017, the fair value of our variable-rate Senior Secured Term Loan A and Senior Secured Revolving Line of Credit, excluding original issue discounts and deferred fees, approximates the carrying value. As of March 31, 2017, the fair value of our Senior Secured Term Loan B, excluding original issue discounts and deferred fees, was $2,007.7 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, and quoted market prices for the publicly traded instruments.
9. Stockholders’ Equity
Treasury Stock
During the first quarter of 2017, as a part of a secondary offering of shares of TransUnion common stock by certain of our stockholders, the Company repurchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters of the offering.
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of March 31, 2017.

10. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
As of March 31, 2017, there were 0.2 million anti-dilutive weighted stock-based awards outstanding. In addition, there were 0.3 million contingently issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. As of March 31, 2016, there were 0.2 million anti-dilutive stock-based awards outstanding. In addition, there were 6.5 million contingently issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the market conditions had not been met.
Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Earnings per share - basic
Earnings available to common stockholders	$62.3	$12.6
Weighted average basic shares outstanding	182.7	182.4
Earnings per share - basic	$0.34	$0.07

Earnings per share - diluted
Earnings available to common stockholders	$62.3	$12.6

Weighted average basic shares outstanding	182.7	182.4
Dilutive impact of stock based awards	7.6	1.6
Weighted average dilutive shares outstanding	190.3	184.0
Earnings per share - diluted	$0.33	$0.07

11. Income Taxes
For the three months ended March 31, 2017, we reported an effective tax rate of 15.1%, which was lower than the 35% U.S. federal statutory rate due primarily to the impact of excess tax benefits related to the adoption of ASU No. 2016-09. Effective January 1, 2017, this new guidance requires any excess tax benefits for share-based payment award transactions to be recorded in the income statement. As a result, we recognized excess tax benefits on stock option exercises, which resulted in a decrease in tax expense of $11.6 million. In addition, during the first quarter of 2017, we completed an ownership structure change for certain international subsidiaries and now assert that their unremitted earnings are indefinitely reinvested outside the United States, which resulted in a decrease in income tax expense of $4.3 million.
For the three months ended March 31, 2016, we reported an effective tax rate of 45.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested and the impact of valuation allowances on the losses of certain foreign subsidiaries.
The total amount of unrecognized tax benefits was $5.3 million as of March 31, 2017 and $4.8 million as of December 31, 2016. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes was insignificant as of March 31, 2017 and December 31, 2016. There was no significant liability for tax penalties as of March 31, 2017 or December 31, 2016. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2008 and forward remain open for examination in some state and foreign jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal purposes.

12. Reportable Segments
This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies” included in our audited financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on February 15, 2017.
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

Selected segment financial information consisted of the following:

	Three Months Ended March 31,
(in millions)	2017	2016

Gross revenues:
U.S. Information Services	$282.2	$247.0
International	83.4	67.8
Consumer Interactive	105.0	106.1
Total revenues, gross	$470.6	$420.9

Intersegment revenue eliminations:
U.S. Information Services	(14.5)	(14.3)
International	(1.1)	(0.9)
Consumer Interactive	—	—
Corporate	—	—
Total intersegment eliminations	(15.6)	(15.2)
Total revenues, net	$455.0	$405.7

Operating income:
U.S. Information Services	$72.3	$30.2
International	8.9	5.1
Consumer Interactive	48.0	40.5
Corporate	(28.1)	(23.8)
Total operating income	$101.1	$51.9

Intersegment operating income eliminations:
U.S. Information Services	$(14.1)	$(13.9)
International	(0.8)	(0.6)
Consumer Interactive	14.9	14.5
Total intersegment eliminations	$—	$—
As a result of displaying amounts in millions, rounding differences may exist in the table above.
A reconciliation of operating income to income before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Operating income from segments	$101.1	$51.9
Non-operating income and expense	(25.1)	(25.3)
Income before income taxes	$76.0	$26.6
Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
U.S. Information Services	$0.3	$0.4
International	1.4	1.5
Total	$1.7	$1.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the unaudited consolidated financial statements and the related notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
References in this discussion and analysis to “the Company,” “we,” “us” and “our” refer to TransUnion and its direct and indirect subsidiaries, including TransUnion Intermediate Holdings, Inc., collectively.
In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed below in “Cautionary Notice Regarding Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors.”
Overview
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including financial services, specialized risk, insurance and healthcare. We have a global presence in over 30 countries across North America, Africa, Latin America and Asia.
Our solutions are based on a foundation of financial, credit, alternative credit, identity, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information from approximately 90,000 data sources, including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our deep analytics expertise, which includes our people as well as tools such as predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enables businesses and consumers to gain better insights into their risk and financial data. Our decisioning capabilities, which are generally delivered on a software-as-a-service platform, allow businesses to interpret data and apply their specific qualifying criteria to make decisions and take action with respect to their customers. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud. Similarly, our capabilities allow consumers to see how their credit profiles have changed over time, understand the impact of financial decisions on their credit scores and manage their personal information as well as to take precautions against identity theft.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. We have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage financings resulting from low long-term mortgage rates, an improving housing market, improvements in the labor market, an increase in consumer confidence and an increase in demand for our marketing services. In our Consumer Interactive segment, we continue to see strong demand for our credit and identity theft solutions. In addition, the strengthening of foreign currencies in the first quarter of 2017 has improved the operating results reported by our International segment compared with the prior year.
Our revenues are also significantly influenced by industry trends, including the demand for information services in financial services, insurance, healthcare and other industries we serve. Companies are increasingly relying on business analytics and big-data technologies to help process this data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate and analyze data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their information providers as well as solutions that fully integrate into their workflows. As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by under-served and under-banked customers. Demand for consumer solutions is rising with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and more readily available free credit information. The increasing number and complexity of regulations, including from the Consumer Financial Protection Bureau (“CFPB”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act and new capital requirements, make operations for businesses more challenging.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition.
Recent Developments
On January 31, 2017, we refinanced and amended certain provisions to our Senior Secured Term Loan B. Key provisions to the amendment included a two-year extension of the maturity date from April 2021 to April 2023, a 0.25% reduction in the applicable margin and a reduction in the LIBOR floor to zero from 0.75%. The refinancing resulted in $5.0 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the first quarter of 2017.
On February 22, 2017, certain of our stockholders completed a secondary offering of 19.85 million shares of TransUnion common stock. On March 22, 2017, the underwriters exercised their options to purchase an additional 1.985 million shares. This secondary offering had no impact on our financial statements, other than approximately $0.4 million of transaction costs recorded in other income and expense for the three months ended March 31, 2017. We were obligated to pay these costs in accordance with an agreement with the stockholders. We did not receive any proceeds from this offering as all shares were sold by the selling stockholders.
As part of this offering, the Company purchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters. The share purchase was funded with cash on hand. The shares purchased by the Company are held in treasury, and reduced the number of outstanding shares of common stock accordingly.
On March 21, 2017, we borrowed $40.0 million under the senior secured revolving line of credit to partially fund the acquisition of an additional interest in TransUnion CIBIL Limited (formerly Credit Information Bureau (India) Limited (“CIBIL”)).

Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint, and to enter new markets. Since January 1, 2016, we completed the following acquisitions:

•
During March 2017, we increased our equity interest in CIBIL from 82.1% to 92.1% with additional purchases totaling 10%. On September 30, 2016, we increased our equity interest in CIBIL from 77.1% to 82.1% with an additional purchase of 5%. In June 2016, we increased our equity interest in CIBIL from 66.1% to 77.1% with additional purchases totaling 11%.

•
On November 10, 2016, we entered into an agreement with Synthetic P2P Holdings Corporation (“PeerIQ”) whereby we licensed data to PeerIQ and, in return, received warrants to purchase a noncontrolling interest in their common stock. PeerIQ is a credit risk analytics firm that helps institutions analyze, access and manage risk in the peer-to-peer lending sector. Once the warrants are exercised, we will account for PeerIQ on the cost method of accounting. Any future dividends will be recorded in other income and expense when received.

•
On November 4, 2016, we increased our ownership interest in Central de Informacion Financiera S.A. (“CIFIN”) from 95.17% to 100%. On August 3, 2016, we increased our equity interest in CIFIN from 94.67% to 95.17% with an additional purchase of 0.5%. On May 31, 2016, we increased our interest from 71.0% to 94.67% with an additional purchase of 23.67%. On February 8, 2016, we acquired a 71.0% equity interest in CIFIN. CIFIN is one of two primary credit bureaus in Colombia. The results of operations of CIFIN, which are not material to our consolidated financial statements, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

•
On September 21, 2016, we acquired 100% of the equity of RTech Healthcare Revenue Technologies, Inc. (“RTech”). RTech uses innovative proprietary technology to help healthcare providers protect revenue and cash. The results of operations of RTech, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of acquisition.

•
On August 30, 2016, we made a noncontrolling interest investment in SavvyMoney, Inc. (“SavvyMoney”). SavvyMoney is a provider of credit information services for bank and credit union users. We account for SavvyMoney on the cost method of accounting. Any future dividends will be recorded in other income and expense when received.

•
On June 15, 2016, we acquired 100% of the equity of Auditz, LLC (“Auditz”). Auditz is a U.S.-based healthcare services organization that uses sophisticated proprietary technology to help healthcare providers identify and recover payments. The results of operations of Auditz, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On April 29, 2016, we acquired the remaining 12.5% ownership interest in Drivers History Information Sales, LLC (“DHI”). We no longer record net income attributable to the noncontrolling interests in our consolidated statements of income or redeemable noncontrolling interests on our consolidated balance sheets from the date we acquired the remaining interest.

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
We derive our USIS segment revenue from three operating platforms: Online Data Services, Marketing Services and Decision Services. Online Data Services encompass services delivered in real-time using both credit and public record datasets. We also provide online reports that link public record datasets for qualified businesses seeking to locate consumers, specific assets or investigate relationships among consumers, businesses and locations. Collectively, the reports, characteristics and scores, with variations tailored for specific industries, form the basis of Online Data Services. We also provide online services to help businesses manage fraud and authenticate a consumer’s identity when they initiate a new business relationship. Additionally, we provide data to businesses to help them satisfy “know your customer” compliance requirements and to confirm an individual’s identity. Marketing Services help our customers develop marketing lists of prospects via direct mail, web and mobile. Our databases are used by our customers to contact individuals to extend firm offers of credit or insurance. We provide portfolio review services, which are periodic reviews of our customers’ existing accounts, to help our customers develop cross-selling offers to their existing customers and monitor and manage risk in their existing consumer portfolios. We also provide trigger services, which are daily notifications of changes to a consumer profile. Decision Services, our software-as-a-service offerings, includes a number of platforms that help businesses interpret data and predictive model results and apply their customer-specific criteria to facilitate real-time automated decisions at the time of customer interaction. Our customers use Decision Services to evaluate business risks and opportunities, including those associated with new consumer credit and checking accounts, insurance applications, optimizing accounts receivable management and collections, patient registrations and insurance coverages, and apartment rental requests.
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

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. For the three months ended March 31, 2017 and 2016, these key indicators were as follows:

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change	% Change
Revenue	$455.0	$405.7	$49.2	12.1%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$62.3	$12.6	$49.8	nm
Net interest expense	20.2	19.6	0.6	3.2%
Provision (benefit) for income taxes	11.5	12.0	(0.5)	(4.4)%
Depreciation and amortization	58.0	72.5	(14.4)	(19.9)%
EBITDA	152.1	116.6	35.4	30.4%
Adjustments to EBITDA:
Stock-based compensation(2)	13.1	5.3	7.8	nm
Mergers and acquisitions, divestitures and business optimization(3)	2.5	5.5	(2.9)	(53.8)%
Technology transformation(4)	—	12.0	(12.0)	(100.0)%
Other(5)	3.9	2.0	1.9	94.2%
Total adjustments to EBITDA	19.5	24.8	(5.2)	(21.1)%
Adjusted EBITDA(1)	$171.6	$141.4	$30.2	21.4%

Other metrics:
Cash provided by operating activities	$67.3	$41.7	$25.6	61.4%
Capital expenditures	26.0	30.9	(4.9)	(15.9)%
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

The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three months ended March 31, 2017 and 2016.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three months ended March 31, 2017, consisted of the following adjustments to operating income: a $(0.1) million reduction in contingent consideration expense from previous acquisitions. For the three months ended March 31, 2017, consisted of the following adjustments to non-operating income and expense: $2.6 million of acquisition expenses.

For the three months ended March 31, 2016, consisted of the following adjustments to operating income: a $0.1 million increase in contingent consideration expense from previous acquisitions; a $0.1 million loss on divestitures of two small business operations; and a $(0.3) million adjustment to business optimization expenses. For the three months ended March 31, 2016, consisted of the following adjustments to non-operating income and expense: $5.6 million of acquisition expenses.

(4)	Represented costs associated with a project to transform our technology infrastructure.

(5)
For the three months ended March 31, 2017, consisted of the following adjustments to non-operating income and expense: $5.0 million of fees related to the refinancing of our senior secured credit facility; $0.4 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; $0.3 million of loan fees; $(1.5) million of currency remeasurement of our foreign operations; a $(0.1) million mark-to-market gain related to ineffectiveness of our interest rate hedge; and $(0.2) million of miscellaneous.

For the three months ended March 31, 2016, consisted of the following adjustments to non-operating income and expense: $1.0 million of fees incurred in connection with the filing of a registration statement and a secondary offering of shares of TransUnion common stock by certain of our stockholders; $0.7 million mark-to-market loss related to ineffectiveness on our interest rate hedge; $0.3 million of loan fees; $0.1 million of currency remeasurement of our foreign operations; and $(0.1) million of miscellaneous.

Revenue
Total revenue increased $49.2 million for the three months ended March 31, 2017, compared with the same period in 2016, due to strong organic growth in our USIS and International segments, across all platforms and nearly all markets, revenue from our recent acquisitions in our USIS and International segments and by the impact of strengthening foreign currencies on the 2017 revenue of our International segment, partially offset by a slight decrease in revenue in our Consumer Interactive segment. Revenue for our recent acquisitions accounted for an increase in revenue of 1.8% and the impact of strengthening foreign currencies accounted for an increase in revenue of 1.1%. Revenue by segment in the three-month periods were as follows:

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change	% Change
U.S. Information Services:
Online Data Services	$182.4	$161.0	$21.4	13.3%
Marketing Services	42.0	36.9	5.1	13.7%
Decision Services	57.8	49.0	8.8	18.0%
Total U.S. Information Services	282.2	247.0	35.2	14.3%

International:
Developed Markets	28.0	23.2	4.8	20.7%
Emerging Markets	55.4	44.6	10.7	24.1%
Total International	83.4	67.8	15.6	22.9%

Total Consumer Interactive	105.0	106.1	(1.1)	(1.0)%

Total revenue, gross	470.6	420.9	49.7	11.8%

Intersegment eliminations:
USIS Online	(14.5)	(14.3)	(0.2)
International Developed Markets	(1.0)	(0.7)	(0.2)
International Emerging Markets	(0.1)	(0.1)	—
Consumer Interactive	—	—	—
Total intersegment eliminations	(15.6)	(15.2)	(0.4)

Total revenue as reported	$455.0	$405.7	$49.2	12.1%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
USIS Segment
USIS revenue increased $35.2 million for the three months ended March 31, 2017, compared with the same period in 2016, due to increases in revenue from all platforms including revenue from our recent acquisitions of Auditz and RTech.
Online Data Services
Online Data Services revenue increased $21.4 million for the three months ended March 31, 2017, compared with the same period in 2016, due to a 2.3% increase in credit report unit volume and a change in the mix of customer volumes, which resulted in an increase in average pricing for online credit reports compared to the same period in 2016, and an increase due to new product initiatives.

Marketing Services
Marketing Services revenue increased $5.1 million for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and other batch jobs.
Decision Services
Decision Services revenue increased $8.8 million for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to increases in the healthcare market, including revenue from our recent acquisitions.
International Segment
International revenue increased $15.6 million, or 22.9%, for the three months ended March 31, 2017, compared with the same period in 2016. The increase was due to higher local currency revenue in most regions from increased volumes, an increase of 3.7% from the inclusion of revenue from our recent acquisition of CIFIN, and by an increase of 6.8% from the impact of strengthening foreign currencies.
Developed Markets
Developed markets revenue increased $4.8 million, or 20.7%, for the three months ended March 31, 2017, compared with the same period in 2016, due to higher local currency revenue in both regions and an increase of 3.1% from the impact of strengthening foreign currencies, primarily the Canadian dollar.
Emerging Markets
Emerging markets revenue increased $10.7 million, or 24.1%, for the three months ended March 31, 2017, compared with the same period in 2016. The increase was due to higher local currency revenue in most regions from increased volumes and the inclusion of revenue from our recent acquisition, and by an increase of 8.7% from the impact of strengthening foreign currencies, primarily the South African rand and Brazilian real.
Consumer Interactive Segment
Consumer Interactive revenue decreased $1.1 million for the three months ended March 31, 2017, compared with the same period in 2016. The decrease was due primarily to our new long-term contract with a top customer and the acquisition of one of our indirect channel partners that was acquired by a competitor, which occurred early in the second half of 2016.
Operating Expenses
Operating expenses for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change	% Change
Cost of services	$151.2	$149.1	$2.0	1.4%
Selling, general and administrative	144.7	132.2	12.5	9.5%
Depreciation and amortization	58.0	72.5	(14.4)	(19.9)%
Total operating expenses	$353.9	$353.8	$0.1	—%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $2.0 million for the three-month period, compared with the same period in 2016.
The increase was due primarily to:

•	an increase in product costs resulting from the increase in revenue, primarily in our USIS segment;

•	an increase in labor costs as we continue to invest in key strategic growth initiatives;

•	operating costs relating to acquisitions in our USIS and International segments; and

•	the impact of strengthening foreign currencies on the expenses of our International segment,

partially offset by:

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	a decrease in product costs from a favorable shift in the mix of revenue in our Consumer Interactive segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $12.5 million for the three-month period, compared with the same period in 2016.
The increase in both periods was due primarily to:

•
an increase in labor costs, primarily in our USIS segment, International segment and in Corporate, attributed to higher incentive and stock-based compensation and an increase in headcount as we continue to invest in key strategic growth initiatives;

•operating costs relating to acquisitions in our USIS and International segments; and
•the impact of strengthening foreign currencies on the expenses of our International segment, partially offset by:

•	the benefit of focusing our marketing spend on more efficient channels in our Consumer Interactive segment.
Depreciation and Amortization
Depreciation and amortization decreased $14.4 million for the three-month period, compared with the same period in 2016. Certain USIS internal-use software and equipment assets became fully depreciated on June 30, 2016, in conjunction with our strategic initiative to transform our technology platform.

Operating Income and Operating Margins

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change	% Change
Gross operating income by segment:
USIS operating income	$72.3	$30.2	$42.1	139.2%
International operating income	8.9	5.1	3.8	75.9%
Consumer Interactive operating income	48.0	40.5	7.5	18.6%
Corporate operating loss	(28.1)	(23.8)	(4.3)	(18.1)%
Total gross operating income	$101.1	$51.9	$49.1	94.6%

Intersegment operating income eliminations:
USIS	$(14.1)	$(13.9)	$(0.2)
International	(0.8)	(0.6)	(0.2)
Consumer Interactive	14.9	14.5	0.4
Corporate	—	—	—
Total operating income eliminations	$—	$—	$—

Operating Margin:
USIS	25.6%	12.2%		13.4%
International	10.7%	7.5%		3.2%
Consumer Interactive	45.7%	38.2%		7.6%
Total operating margin	22.2%	12.8%		9.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above. Segment operating margins are calculated using segment gross revenue and operating income. Consolidated operating margin is calculated using as reported revenue and operating income.
Total operating income increased $49.1 million for the three months ended March 31, 2017, compared with the same period in 2016. The increase was due primarily to:

•	an increase in revenue in our USIS and International segments, including revenue from recent acquisitions;

•	a decrease in depreciation and amortization in our USIS segment;

•	savings enabled by our technology transformation and other key strategic growth initiatives;

•	a decrease in product costs from a favorable shift in the mix of revenue in our Consumer Interactive segment; and

•	the benefit of focusing our marketing spend on more efficient channels in our Consumer Interactive segment, partially offset by:

•
an increase in labor costs, primarily in our USIS segment, International segment and in Corporate, attributed to higher incentive and stock-based compensation and an increase in headcount as we continue to invest in key strategic growth initiatives;

•	an increase in product costs in our USIS segment due to the increase in revenue; and

•	operating costs from our acquisitions in our USIS and International segments.
Margins for the USIS segment increased due to the increase in revenue, savings enabled by our technology transformation, and the decrease in depreciation and amortization, partially offset by the increase in compensation costs and operating costs from our recent acquisitions. Margins for the International segment increased due primarily to the increase in revenue and cost savings from our key productivity initiatives. Margins for the Consumer Interactive segment increased due to the decrease in product costs from a favorable shift in the mix of revenue and more efficient marketing spend, partially offset by the slight decrease in revenue.

Non-Operating Income and Expense

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change	% Change
Interest expense	$(21.5)	$(20.4)	$(1.1)	(5.4)%
Interest income	1.3	0.8	0.5	54.9%
Earnings from equity method investments	1.7	1.9	(0.2)	(11.5)%
Other income and expense, net:
Acquisition fees	(2.6)	(5.6)	3.0	52.7%
Loan fees	(5.3)	(0.3)	(5.0)	nm
Other income (expense), net	1.4	(1.7)	3.1	nm
Total other income and expense, net	(6.6)	(7.6)	0.9	12.4%
Non-operating income and expense	$(25.1)	$(25.3)	$0.2	0.9%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For 2017, interest expense increased $1.1 million compared with 2016 due primarily to an increase in the average outstanding principal balance.
Acquisition fees represent costs we have incurred for acquisition-related efforts. Costs decreased in 2017 compared with 2016 due primarily to our acquisition of CIFIN in 2016 and to less acquisition-related activity in 2017.
For the three months ended March 31, 2017, loan fees included $5.0 million of refinancing fees and other net costs expensed as a result of refinancing of our Senior Secured Term Loan B on January 31, 2017.
For the three months ended March 31, 2017, other income, net, included a currency remeasurement gain of $1.5 million; a net $0.3 million of miscellaneous income; and $(0.4) million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders. For the three months ended March 31, 2016, other income, net, included $1.0 million of fees incurred in connection with registration statements filed on behalf of certain stockholders; and $0.7 million of expense related to ineffectiveness on our current interest rate hedge.
Provision for Income Taxes
For the three months ended March 31, 2017, we reported an effective tax rate of 15.1%, which was lower than the 35% U.S. federal statutory rate due primarily to the impact of excess tax benefits related to the adoption of ASU No. 2016-09. Effective January 1, 2017, this new guidance requires any excess tax benefits for share-based payment award transactions to be recorded in the income statement. As a result, we recognized excess tax benefits on stock option exercises, which resulted in a decrease in tax expense of $11.6 million. In addition, during the first quarter of 2017, we completed an ownership structure change for certain international subsidiaries and now assert that their unremitted earnings are indefinitely reinvested outside the United States, which resulted in a decrease in income tax expense of $4.3 million.
For the three months ended March 31, 2016, we reported an effective tax rate of 45.1%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested and the impact of valuation allowances on the losses of certain foreign subsidiaries.
Significant Changes in Assets and Liabilities
On February 22, 2017, the Company purchased 1.85 million shares of common stock for $68.3 million from the underwriters of a secondary offering of shares of TransUnion common stock by certain of our stockholders. The shares purchased by the Company are held in treasury, and reduced the number of outstanding shares of common stock accordingly. See “Recent Developments” above for additional information.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service, business acquisitions and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving line of credit will be sufficient to fund our planned capital expenditures, debt service obligations, business acquisitions and operating needs for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $131.2 million and $182.2 million at March 31, 2017 and December 31, 2016, respectively, of which $84.5 million and $91.3 million was held outside the United States. As of March 31, 2017, we had $40.0 million outstanding under the senior secured revolving line of credit and could have borrowed up to the additional $170.0 million available. TransUnion also has the ability to borrow up to an additional $450.0 million, or such amount that the Senior Secured Net Leverage ratio does not exceed 4.25 to 1.0, whichever is greater, under the senior secured credit facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. The Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the credit agreement. There were no excess cash flows for 2016 and therefore no additional payment was required in 2017. See Part I, Item 1, Note 8 “Debt,” for additional information about our debt.
On February 13, 2017, our board of directors authorized the repurchase of up to $300 million of our stock over the next three years. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth by Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other applicable legal requirements.
The Company has no obligation to repurchase shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
On February 22, 2017, the Company purchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters of a secondary offering of shares of TransUnion common stock by certain of our stockholders. See “Recent Developments” above for additional information.
Sources and Uses of Cash

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Cash provided by operating activities	$67.3	$41.7	$25.6
Cash used in investing activities	(76.2)	(161.0)	84.8
Cash (used in) provided by financing activities	(43.4)	135.9	(179.3)
Effect of exchange rate changes on cash and cash equivalents	1.3	0.5	0.8
Net change in cash and cash equivalents	$(51.0)	$17.1	$(68.1)
Operating Activities
The increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization and non-cash items.
Investing Activities
The decrease in cash used in investing activities was due primarily to a decrease in cash used to fund acquisitions and an increase in proceeds from the maturity of certain investments in the 2017 period compared with the 2016 period.

Financing Activities
The change in financing activities cash flows was due primarily to lower proceeds from borrowings and cash used for treasury stock purchases in the 2017 period compared with the 2016 period.
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
Cash paid for capital expenditures decreased $4.9 million, from $30.9 million for the three months ended March 31, 2016, to $26.0 million for the three months ended March 31, 2017.
Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the Senior Secured Revolving Line of Credit.
On January 31, 2017, we refinanced and amended certain provisions to our Senior Secured Term Loan B. Key provisions to the amendment included a two-year extension of the maturity date from April 2021 to April 2023, a 0.25% reduction in the applicable margin and a reduction in the LIBOR floor to zero from 0.75%. The refinancing resulted in $5.0 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the first quarter of 2017.
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
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income. The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $2.1 million and a loss of $14.8 million, net of tax, recorded in other comprehensive income for three months ended March 31, 2017 and 2016, respectively. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.1 million and a loss of $0.7 million recorded in other income and expense for three months ended March 31, 2017 and 2016, respectively.

In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three months ended March 31, 2017 was $1.4 million. We expect to reclassify approximately $4.0 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments and may be required to make certain restricted payments. The net leverage ratio must not exceed 6.5 to 1 at any such test date. As of March 31, 2017, we were in compliance with all debt covenants.
TransUnion’s ability to meet its liquidity needs or to pay dividends on its common stock depends on its subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions. Trans Union LLC, the borrower under the senior secured credit facility, is not permitted to declare any dividend or make any other distribution subject to certain exceptions, including compliance with a fixed charge coverage ratio and a basket that depends on TransUnion Intermediate Holdings, Inc.’s consolidated net income.
For additional information about our debt and hedge, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 8, “Debt.”
Recent Accounting Pronouncements
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different conditions. See the “Application of Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, “Significant Accounting and Reporting Policies” to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 15, 2017, for a description of the significant accounting estimates used in the preparation of our consolidated financial statements.
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
Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include among others, the risks, uncertainties and factors set forth below under Item 1A, “Risk Factors,” and the following factors:

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	our ability to provide competitive services and prices;

•	our ability to retain or renew existing agreements with large or long-term customers;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to maintain our access to data sources;

•	government regulation and changes in the regulatory environment;

•	litigation or regulatory proceedings;

•	regulatory oversight of certain “critical activities;”

•	our ability to effectively manage our costs;

•	economic and political stability in the United States and international markets where we operate;

•	our ability to effectively develop and maintain strategic alliances and joint ventures;

•	our ability to timely develop new services and the market’s willingness to adopt our new services;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our ability to make acquisitions and integrate the operations of acquired businesses;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•	our ability to defend our intellectual property from infringement claims by third parties;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	further consolidation in our end-customer markets;

•	the increased availability of free or inexpensive consumer information;

•	losses against which we do not insure;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	share repurchase plans;

•	our reliance on key management personnel; and

•	our controlling stockholders.
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
There have been no material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
On a regular basis, we accrue reserves for litigation and regulatory matters based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. However, for certain of the matters, we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. However, for these matters we do not believe based on currently available information that the outcomes will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period.
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
The following discussion describes material legal proceedings that arose, and any material developments in previously disclosed material legal proceedings that occurred, in the three months ended March 31, 2017. Refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, for a full description of our material pending legal proceedings.
Bankruptcy Tradeline Litigation
The parties involved in the White matter re-engaged in settlement discussions as directed by the District Court. Pursuant to those discussions that parties agreed to modify the initial agreed settlement and resubmit a new proposed settlement for consideration and approval. The new settlement being proposed is substantially similar to the original agreed settlement described in our Form 10-K with the following modifications: 1) each defendant agreed to contribute an equal additional sum so that $1 million in additional funds would be added to the original settlement proposal; and 2) each defendant agreed to provide one free credit report and VantageScore® to each class member in lieu of any monetary award to that class member. Such modifications were not material to TransUnion or its businesses. We await the District Court’s hearing and ruling on the revised settlement.
Consumer Disclosure
On March 13, 2017, the District Court in the Henderson matter granted TransUnion’s motion for summary judgment confirming that our process for providing notice to consumers was compliant with applicable law. We have been advised that the plaintiff intends to appeal this ruling.
Public Records
In connection with the settlements agreed to by the industry with the various State Attorneys General in 2014, 2015 and 2016, TransUnion and the other nationwide consumer reporting agencies agreed to implement enhanced public record collection, matching and reporting standards that are to be phased in over a 3-year period. The industry reminded all users of consumer reports in 2017 that, as a result of these enhanced standards, a significant number of civil judgments and tax liens would be expunged from files and fewer civil judgments and tax liens would be reported in the future until federal, state or county offices created compliant programs.
As a result of the voluntary actions being taken by the industry, plaintiff lawyers are now seeking to advance claims that are solely focused on public record collection. In particular, these claims allege two common legal theories in common and allege some form of class action status. The theories are: (1) the nationwide consumer reporting agency failed to disclose to consumers the sources of public record information contained in their consumer reports by failing to identify as a source the vendor(s) engaged by that consumer reporting agency to collect public record information from government entities; and (2) the nationwide consumer reporting agency failed to timely update civil judgment and tax lien records based on its obligation to have reasonable procedures to assure maximum file accuracy. Cases currently pending that name TransUnion, allege a legal violation of this nature and assert a class claim are: Florence Morris v. Trans Union, LLC (No.3:17-cv-00511-BEN-AGS, United States District Court for the Southern District of California, filed 2017); Herbert Lustig v. Trans Union, LLC (No.2:17-cv-01175-GAM, Untied States District Court for the Eastern District of Pennsylvania, filed 2017); Jeffrey Andree v. Trans Union, LLC (No.1:16-cv-01404-JTN-ESC, United States District Court for the Western District of Michigan, filed 2016); Candace Anderson et al v. Trans Union, LLC (No.2:16-cv-12873-DML-APP, United States District Court for the Eastern District of Michigan, filed 2016); Olga Anderson, Kim Breeden and Brenda Walker v. Trans Union, LLC (No.3:16-cv-558-MHL, United States District Court for the Eastern District of Virginia, filed 2016); Carolyn Clark v. Trans Union, LLC (No. 3:15-cv-00391-MHL, United States District Court for the Eastern District of Virginia, filed 2015); Deidre Dennis v. Trans Union, LLC (No. 2:14-cv-02865-MSG, United States District Court for the Eastern District of Pennsylvania, filed 2014); and, David Matthews and Brenda Matthews v. Trans Union, LLC (No. 2:17-cv-01825-JS, United States District Court for the Eastern District of Pennsylvania, filed 2017).
TransUnion believes it has valid defenses to each of these actions and intends to vigorously defend against the claims.

ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, and this Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

(in millions, except share and per share data) Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31	—	$—	—	$—
February 1 to February 28	1,850,000	36.90	1,850,000	$231.7
March 1 to March 31	—	—	—	$—
Total	1,850,000	$36.90	1,850,000
(1) On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of common stock over the next three years. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. On February 22, 2017, certain of our stockholders completed a secondary offering. As part of this offering, the Company purchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters.

ITEM 6. EXHIBITS

10.1	Amendment No. 12 to the Credit Agreement dated as of January 31, 2017 (incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on February 6, 2017).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

April 26, 2017	By	/s/ Samuel A. Hamood
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

April 26, 2017	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	Amendment No. 12 to the Credit Agreement dated as of January 31, 2017 (incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on February 6, 2017).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Filed or furnished herewith.