Form 10-Q
period 2017-06-30
TransUnion
filed 2017-07-25
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Yes ☐ No ☒

As of June 30, 2017, there were 181.9 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	June 30, 2017	December 31, 2016
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$142.0	$182.2
Trade accounts receivable, net of allowance of $7.3 and $6.2	290.7	277.9
Other current assets	117.6	89.9
Total current assets	550.3	550.0
Property, plant and equipment, net of accumulated depreciation and amortization of $267.0 and $235.6	185.4	197.5
Goodwill, net	2,199.3	2,173.9
Other intangibles, net of accumulated amortization of $901.9 and $815.8	1,709.1	1,762.3
Other assets	112.5	97.5
Total assets	$4,756.6	$4,781.2
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$120.5	$114.2
Short-term debt and current portion of long-term debt	100.1	50.4
Other current liabilities	173.6	208.7
Total current liabilities	394.2	373.3
Long-term debt	2,297.3	2,325.2
Deferred taxes	564.9	579.0
Other liabilities	29.9	30.7
Total liabilities	3,286.3	3,308.2
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2017 and December 31, 2016, 186.1 million and 183.9 million shares issued at June 30, 2017 and December 31, 2016, respectively, and 181.9 million shares and 183.2 million shares outstanding as of June 30, 2017 and December 31, 2016, respectively	1.9	1.8
Additional paid-in capital	1,835.4	1,844.9
Treasury stock at cost; 4.2 million and 0.7 million shares at June 30, 2017 and December 31, 2016, respectively	(138.8)	(5.3)
Accumulated deficit	(176.5)	(303.8)
Accumulated other comprehensive loss	(151.1)	(174.8)
Total TransUnion stockholders’ equity	1,370.9	1,362.8
Noncontrolling interests	99.4	110.2
Total stockholders’ equity	1,470.3	1,473.0
Total liabilities and stockholders’ equity	$4,756.6	$4,781.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$474.8	$425.7	$929.7	$831.4
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	151.9	143.8	303.0	292.9
Selling, general and administrative	149.2	144.4	293.8	276.6
Depreciation and amortization	58.2	74.0	116.3	146.5
Total operating expenses	359.3	362.2	713.1	716.0
Operating income	115.5	63.5	216.6	115.4
Non-operating income and (expense)
Interest expense	(22.6)	(21.3)	(44.1)	(41.7)
Interest income	1.4	1.1	2.7	1.9
Earnings from equity method investments	2.0	2.0	3.7	3.9
Other income and (expense), net	(4.2)	(9.3)	(10.8)	(16.9)
Total non-operating income and (expense)	(23.4)	(27.5)	(48.5)	(52.8)
Income before income taxes	92.1	36.0	168.1	62.6
Provision for income taxes	(24.8)	(16.3)	(36.3)	(28.3)
Net income	67.3	19.7	131.8	34.3
Less: net income attributable to the noncontrolling interests	(2.4)	(2.4)	(4.5)	(4.4)
Net income attributable to TransUnion	$64.9	$17.3	$127.3	$29.9

Earnings per share:
Basic	$0.36	$0.09	$0.70	$0.16
Diluted	$0.34	$0.09	$0.67	$0.16

Weighted average shares outstanding:
Basic	181.9	182.5	182.3	182.4
Diluted	189.3	184.4	189.8	184.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$67.3	$19.7	$131.8	$34.3
Other comprehensive income:
Foreign currency translation:
Foreign currency translation adjustment	(7.8)	3.8	26.4	30.1
(Expense) benefit for income taxes	(0.4)	3.0	(0.4)	3.1
Foreign currency translation, net	(8.2)	6.8	26.0	33.2
Hedge instruments:
Net unrealized loss	(3.5)	(11.4)	(0.1)	(34.9)
Amortization of accumulated loss	0.1	0.1	0.2	0.2
Benefit for income taxes	1.4	4.2	—	12.9
Hedge instruments, net	(2.0)	(7.1)	0.1	(21.8)
Available-for-sale securities:
Net unrealized loss	—	—	(0.2)	—
Benefit for income taxes	—	—	0.1	—
Available-for-sale securities, net	—	—	(0.1)	—
Total other comprehensive income, net of tax	(10.2)	(0.3)	26.0	11.4
Comprehensive income	57.1	19.4	157.8	45.7
Less: comprehensive income attributable to noncontrolling interests	(2.3)	(1.7)	(6.8)	(8.9)
Comprehensive income attributable to TransUnion	$54.8	$17.7	$151.0	$36.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$131.8	$34.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116.3	146.5
Net loss on refinancing transaction	5.0	—
Amortization and loss on fair value of hedge instrument	0.3	1.2
Equity in net income of affiliates, net of dividends	(3.2)	1.7
Deferred taxes	(18.3)	(4.1)
Amortization of discount and deferred financing fees	1.3	1.5
Stock-based compensation	15.9	8.9
Provision for losses on trade accounts receivable	1.8	1.8
Other	(3.9)	0.9
Changes in assets and liabilities:
Trade accounts receivable	(11.4)	(22.9)
Other current and long-term assets	(42.2)	(28.6)
Trade accounts payable	3.5	2.2
Other current and long-term liabilities	(22.7)	6.1
Cash provided by operating activities	174.2	149.5
Cash flows from investing activities:
Capital expenditures	(58.0)	(54.9)
Proceeds from sale of trading securities	2.5	0.9
Purchases of trading securities	(1.5)	(1.2)
Proceeds from sale of other investments	46.9	19.7
Purchases of other investments	(36.0)	(17.3)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(58.7)	(270.6)
Other	0.3	—
Cash used in investing activities	(104.5)	(323.4)
Cash flows from financing activities:
Proceeds from senior secured term loan B	—	150.0
Proceeds from senior secured term loan A	—	55.0
Proceeds from senior secured revolving line of credit	105.0	145.0
Payments of senior secured revolving line of credit	(60.0)	(145.0)
Repayments of debt	(24.9)	(23.8)
Debt financing fees	(5.0)	(3.4)
Proceeds from issuance of common stock and exercise of stock options	16.3	2.3
Treasury stock purchased	(133.5)	—
Excess tax benefit	—	2.2
Distributions to noncontrolling interests	(0.3)	(1.0)
Payment of contingent obligation	(7.8)	(0.3)
Cash (used in) provided by financing activities	(110.2)	181.0
Effect of exchange rate changes on cash and cash equivalents	0.3	1.0
Net change in cash and cash equivalents	(40.2)	8.1
Cash and cash equivalents, beginning of period	182.2	133.2
Cash and cash equivalents, end of period	$142.0	$141.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance December 31, 2016	183.2	$1.8	$1,844.9	$(5.3)	$(303.8)	$(174.8)	$110.2	$1,473.0
Net income	—	—	—	—	127.3	—	4.5	131.8
Other comprehensive income	—	—	—	—	—	23.7	2.3	26.0
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	15.2	—	—	—	—	15.2
Employee share purchase plan	0.1	—	3.4	—	—	—	—	3.4
Exercise of stock options	2.1	0.1	13.3	—	—	—	—	13.4
Treasury stock purchased	(3.5)	—	—	(133.5)	—	—	—	(133.5)
Purchase of noncontrolling interest	—	—	(41.4)	—	—	—	(17.3)	(58.7)
Balance June 30, 2017	181.9	$1.9	$1,835.4	$(138.8)	$(176.5)	$(151.1)	$99.4	$1,470.3
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
Recent Accounting Pronouncements Not Yet Adopted
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). During 2016, the FASB issued several additional ASU's related to revenue recognition. This series of comprehensive guidance will replace all existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. We will adopt this standard beginning January 1, 2018, and will use the modified retrospective approach, with the cumulative effect recognized in the opening balance of retained earnings.
We have categorized our various contract revenue streams in alignment with the new standard. We are in the process of completing our review of contracts and have applied the five-step model specified by the new guidance. The five-step model includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. Additionally, we are in the process of assessing the impact of the new standard on our disclosures and internal controls.
We continue to evaluate the impact this guidance will have on our consolidated financial statements and disclosures and prepare for the adoption of the standard on January 1, 2018, including readying our internal processes and control environment for new requirements, particularly around enhanced disclosures. At this point, we have not identified anything that we believe will have a material impact on how we record revenue, but our conclusions will continue to evolve as we complete our contract reviews and evaluation. The FASB has issued, and may issue in the future, interpretative guidance, which may impact our evaluation.
We believe that we are following an appropriate timeline to allow for proper revenue recognition, presentation and disclosures upon adoption of this new standard on January 1, 2018.
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
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$12.0	$9.1	$2.9	$—
Available for sale securities	3.2	—	3.2	—
Total	$15.2	$9.1	$6.1	$—

Liabilities
Interest rate caps	$(2.5)	$—	$(2.5)	$—
Contingent consideration	(9.1)	—	—	(9.1)
Total	$(11.6)	$—	$(2.5)	$(9.1)
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
Level 3 instruments consist of contingent obligations related to companies we have acquired with remaining maximum payouts totaling $23.6 million. These obligations are contingent upon meeting certain performance requirements through 2018. The fair values of these obligations are recorded in other current liabilities and other liabilities and were determined based on an income approach, using our current expectations of the future earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three and six months ended June 30, 2017, we recorded gains of $0.1 million and $0.2 million, respectively, as a result of changes to the fair value of these obligations.
3. Other Current Assets
Other current assets consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Prepaid expenses	$53.6	$43.9
Income taxes receivable	17.2	5.4
Other investments	14.2	29.5
CFPB escrow deposit	13.9	—
Marketable securities	3.2	3.3
Deferred financing fees	0.5	0.5
Other	15.0	7.3
Total other current assets	$117.6	$89.9
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value.
4. Other Assets
Other assets consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Investments in affiliated companies	$71.2	$62.6
Other investments	15.5	9.5
Marketable Securities	12.0	12.4
Deposits	8.4	9.3
Deferred financing fees	1.0	1.2
Other	4.4	2.5
Total other assets	$112.5	$97.5
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. There were no other-than-temporary impairments of investments in affiliated companies during the three and six months ended June 30, 2017 or 2016.
Investments in affiliated companies consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Total equity method investments	$48.0	$39.4
Total cost method investments	23.2	23.2
Total investments in affiliated companies	$71.2	$62.6
These balances are included in other assets in the consolidated balance sheets.
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Earnings from equity method investments	$2.0	$2.0	$3.7	$3.9
Dividends received from equity method investments	$0.3	$5.2	$0.5	$5.6
Dividends received from cost method investments for the three and six months ended June 30, 2017 was $0.7 million in each period and for the three and six months ended June 30, 2016 was $0.6 million in each period.
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Accrued payroll	$62.7	$79.3
Accrued legal and regulatory	42.5	35.9
Accrued employee benefits	26.2	31.8
Deferred revenue	9.7	12.0
Contingent consideration	8.6	16.1
Income taxes payable	6.6	11.5
Accrued interest	1.0	1.3
Other	16.3	20.8
Total other current liabilities	$173.6	$208.7

7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Retirement benefits	$12.3	$10.9
Unrecognized tax benefits	5.9	4.8
Interest rate caps	2.5	6.1
Contingent consideration	0.5	1.5
Other	8.7	7.4
Total other liabilities	$29.9	$30.7
See note 8, “Debt,” for additional information about the interest rate caps.
8. Debt
Debt outstanding consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2023, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.73% at June 30, 2017 and 3.52% at December 31, 2016), including original issue discount and deferred financing fees of $6.9 million and $4.1 million, respectively, at June 30, 2017, and original issue discount and deferred financing fees of $7.6 million and $4.4 million, respectively, at December 31, 2016	$1,975.3	$1,984.6
Senior Secured Term Loan A, payable in quarterly installments through June 30, 2020, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.23% at June 30, 2017 and 2.77% at December 31, 2016), including original issue discount and deferred financing fees of $0.6 million and $0.2 million, respectively, at June 30, 2017, and original issue discount and deferred financing fees of $0.7 million and $0.2 million, respectively, at December 31, 2016	365.8	375.7
Senior Secured Revolving Line of Credit	45.0	—
Other notes payable	10.9	14.2
Capital lease obligations	0.4	1.1
Total debt	2,397.4	2,375.6
Less short-term debt and current portion of long-term debt	(100.1)	(50.4)
Total long-term debt	$2,297.3	$2,325.2
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at June 30, 2017, were as follows:

(in millions)	June 30, 2017
2017	$71.0
2018	54.7
2019	54.5
2020	314.4
2021	20.5
Thereafter	1,894.1
Unamortized original issue discounts and unamortized deferred financing fee	(11.8)
Total debt	$2,397.4

Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the Senior Secured Revolving Line of Credit.
On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. Key provisions of the amendment included a two-year extension of the maturity date from April 2021 to April 2023, a 0.25% reduction in the applicable margin, and a reduction in the LIBOR floor to zero from 0.75%. The refinancing resulted in $5.0 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the first quarter of 2017.
On May 2, 2017, we borrowed $65.0 million under the Senior Secured Revolving Line of Credit to partially fund the repurchase of common stock. See Note 9, “Stockholders’ Equity” for additional information regarding the common stock repurchase. During the quarter, we repaid $60.0 million of the outstanding borrowing on the Senior Secured Revolving Line of Credit. As of June 30, 2017, we could have borrowed up to the additional $165.0 million available. Also, we have the ability to borrow incremental term loans or increase the revolving credit commitments in one or more tranches, subject to certain additional conditions, so long as the Senior Secured Net Leverage ratio does not exceed 4.25-to-1. We also have the ability to borrow up to an additional $450.0 million, or such amount that the Senior Secured Net Leverage ratio does not exceed 4.25 to 1.0, whichever is greater, under the senior secured credit facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.

With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 6.5-to-1 at any such test date. As of June 30, 2017, we were in compliance with all debt covenants.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,499.4 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income. The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized loss of $2.2 million and $0.1 million, net of tax, recorded in other comprehensive income for three and six months ended June 30, 2017, respectively. The effective portion of the change in the fair value of the caps resulted in an unrealized loss of $7.1 million and $21.9 million, net of tax, recorded in other comprehensive income for the three and six months ended June 30, 2016, respectively. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.2 million and $0.1 million recorded in other income and expense for three and six months ended June 30, 2017, respectively. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.3 million and $1.0 million recorded in other income and expense for the three and six months ended June 30, 2016, respectively.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2017 was $1.1 million and $2.6 million, respectively. We expect to reclassify approximately $3.6 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.

Fair Value of Debt
As of June 30, 2017, the fair value of our variable-rate Senior Secured Term Loan A and Senior Secured Revolving Line of Credit, excluding original issue discounts and deferred fees, approximates the carrying value. As of June 30, 2017, the fair value of our Senior Secured Term Loan B, excluding original issue discounts and deferred fees, was $1,998.8 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, and quoted market prices for the publicly traded instruments.
9. Stockholders’ Equity
Treasury Stock
On February 22, 2017, the Company purchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters of a secondary offering of shares of our common stock by certain of our stockholders. On May 2, 2017, the Company purchased an additional 1.65 million shares of common stock for a total of $65.2 million from the underwriters of a secondary offering of shares of our common stock by certain of our stockholders.
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of June 30, 2017.
10. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
For the three and six months ended June 30, 2017, there were zero and less than 0.1 million anti-dilutive weighted stock-based awards outstanding, respectively. In addition, there were no contingently issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. For the three and six months ended June 30, 2016, there were less than 0.1 million anti-dilutive stock-based awards outstanding. In addition, there were 6.5 million contingently issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the market conditions had not been met.
Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Earnings per share - basic
Earnings available to common stockholders	$64.9	$17.3	$127.3	$29.9
Weighted average basic shares outstanding	181.9	182.5	182.3	182.4
Earnings per share - basic	$0.36	$0.09	$0.70	$0.16

Earnings per share - diluted
Earnings available to common stockholders	$64.9	$17.3	$127.3	$29.9

Weighted average basic shares outstanding	181.9	182.5	182.3	182.4
Dilutive impact of stock based awards	7.4	1.9	7.5	1.8
Weighted average dilutive shares outstanding	189.3	184.4	189.8	184.2
Earnings per share - diluted	$0.34	$0.09	$0.67	$0.16

11. Income Taxes
For the three months ended June 30, 2017, we reported an effective tax rate of 27.0%, which was lower than the 35% U.S. federal statutory rate due primarily to the impact of excess tax benefits related to the adoption of ASU No. 2016-09. Effective January 1, 2017, this new guidance requires any excess tax benefits for share-based payment award transactions to be recorded in the income statement. Accordingly, we recognized excess tax benefits on stock option exercises, which resulted in a decrease in tax expense of $11.4 million. For the six months ended June 30, 2017, we reported an effective tax rate of 21.6%, which was lower than 35% U.S. federal statutory rate due primarily to the excess tax benefits on stock option exercises of $23.0 million, and the first quarter 2017 ownership structure change for certain international subsidiaries which resulted in a decrease in income tax expense of $4.3 million.
For the three months ended June 30, 2016, we reported an effective tax rate of 45.3%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested, the impact of valuation allowances on the losses of certain foreign subsidiaries, and changes in state tax rates. For the six months ended June 30, 2016, we reported an effective tax rate of 45.2%, which was higher than 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested and the impact of valuation allowances on the losses of certain foreign subsidiaries.
The total amount of unrecognized tax benefits was $5.9 million as of June 30, 2017, and $4.8 million as of December 31, 2016. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes was insignificant as of June 30, 2017 and December 31, 2016. There was no significant liability for tax penalties as of June 30, 2017 or December 31, 2016. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2008 and forward remain open for examination in some state and foreign jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal purposes.

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

Selected segment financial information consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Gross revenues:
U.S. Information Services	$297.9	$256.8	$580.1	$503.8
International	87.3	77.6	170.7	145.4
Consumer Interactive	105.4	106.5	210.3	212.6
Total revenues, gross	$490.6	$440.9	$961.1	$861.8

Intersegment revenue eliminations:
U.S. Information Services	$(14.7)	$(14.2)	$(29.1)	$(28.4)
International	(1.1)	(1.0)	(2.2)	(1.9)
Consumer Interactive	—	—	—	—
Corporate	—	—	—	—
Total intersegment eliminations	(15.8)	(15.2)	(31.4)	(30.3)
Total revenues, net	$474.8	$425.7	$929.7	$831.4

Operating income:
U.S. Information Services	$83.7	$41.4	$156.0	$71.6
International	12.6	8.1	21.5	13.1
Consumer Interactive	49.7	43.6	97.7	84.0
Corporate	(30.5)	(29.5)	(58.6)	(53.3)
Total operating income	$115.5	$63.5	$216.6	$115.4

Intersegment operating income eliminations:
U.S. Information Services	$(14.3)	$(13.8)	$(28.4)	$(27.7)
International	(0.8)	(0.7)	(1.6)	(1.4)
Consumer Interactive	15.1	14.6	30.0	29.1
Total intersegment eliminations	$—	$—	$—	$—
As a result of displaying amounts in millions, rounding differences may exist in the table above.
A reconciliation of operating income to income before income taxes for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Operating income from segments	$115.5	$63.5	$216.6	$115.4
Non-operating income and expense	(23.4)	(27.5)	(48.5)	(52.8)
Income before income taxes	$92.1	$36.0	$168.1	$62.6
Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
U.S. Information Services	$0.5	$0.6	$0.8	$1.0
International	1.5	1.4	2.9	2.9
Total	$2.0	$2.0	$3.7	$3.9

13. Contingencies
Litigation
In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the six months ended June 30, 2017. Refer to Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, and Part II, Item 1 of our Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017, for a full description of our material pending legal proceedings.
On June 21, 2017, the jury in Ramirez returned a verdict in favor of a class of 8,185 individuals in the amount of approximately $8.1 million ($984.22 per class member) in statutory damages and approximately $52.0 million ($6,353.08 per class member) in punitive damages. Plaintiff’s counsel has not provided any estimate of attorneys’ fees and costs that they will seek in connection with this verdict as permitted by law. The timing and outcome of the ultimate resolution of this matter is uncertain.
We have posted a bond at nominal cost to stay the execution of the judgment pending resolution of post-judgment motions that were filed with the trial court and the expectation of a subsequent appeal. Despite the jury verdict, we continue to believe that we have not willfully violated any law and have meritorious grounds for seeking modification of the judgment at the trial court or on appeal. Given the complexity and uncertainties associated with the outcome of the post-trial proceedings and any subsequent appeals, there is a wide range of potential results, from vacating the judgment in its entirety to upholding some or all aspects of the judgment. As of June 30, 2017, we have recorded a charge for this matter equal to our current estimate of probable losses for statutory damages, net of amounts we expect to receive from our insurance carriers, the impact of which is not material to our financial condition or results of operations. We have not, however, recorded an accrual with respect to the punitive damages awarded by the jury since it is not probable, based on current legal precedent, that an award for punitive damages in conjunction with statutory damages for the alleged conduct will survive the post-judgment actions. We currently estimate, however, that the reasonably possible loss in future periods for punitive damages falls within a range from zero to something less than the amount of the statutory damages awarded by the jury. This estimate is based on currently available information. As available information changes, our estimates may change as well. We believe we will have some level of insurance coverage for the damage award and the legal fees and expenses we have incurred and will incur for defending this matter should this matter be unfavorably resolved against us after exhaustion of our post-judgment options.
The Ramirez matter involved facts that are not related to the other OFAC Alert Service matters. As a result, we do not believe the jury verdict in Ramirez will have any bearing on Miller or Larson, which are still pending before different courts.

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. We have seen continuing signs of improved economic conditions and increased market stabilization. In the United States, we also saw improvement in the consumer lending market, including mortgage financings resulting from low long-term mortgage rates, an improving housing market, improvements in the labor market, an increase in consumer confidence and an increase in demand for our marketing services. In our Consumer Interactive segment, we continue to see strong demand for our credit and identity theft solutions. In addition, the strengthening of foreign currencies in the first half of 2017 has improved the operating results reported by our International segment compared with the prior year.
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
Recent Developments
During the second quarter of 2017, we repaid $60.0 million on our Senior Secured Revolving Line of Credit.
On April 26, 2017, certain of our stockholders completed a secondary offering of 18.975 million shares of TransUnion common stock, which included the underwriters’ exercise of an option to purchase an additional 2.475 million shares. This secondary offering had no impact on our financial statements, other than approximately $0.5 million and $0.9 million of transaction costs recorded in other income and expense for the three and six months ended June 30, 2017, respectively. We were obligated to pay these costs in accordance with an agreement with the stockholders. We did not receive any proceeds from this offering as all shares were sold by the selling stockholders.
As part of this offering, the Company purchased 1.65 million shares of common stock for a total of $65.2 million from the underwriters. On May 2, 2017, we borrowed $65.0 million under the Senior Secured Revolving Line of Credit to fund this share purchase. The shares purchased by the Company are held in treasury, and reduced the number of outstanding shares of common stock accordingly.
On March 21, 2017, we borrowed $40.0 million under the Senior Secured Revolving Line of Credit to partially fund the acquisition of an additional interest in TransUnion CIBIL Limited (formerly Credit Information Bureau (India) Limited (“CIBIL”)).
On February 22, 2017, certain of our stockholders completed a secondary offering of 19.85 million shares of TransUnion common stock. On March 22, 2017, the underwriters exercised their option to purchase an additional 1.985 million shares. This secondary offering had no impact on our financial statements, other than approximately $0.4 million of transaction costs recorded in other income and expense for the three months ended March 31, 2017. We were obligated to pay these costs in accordance with an agreement with the stockholders. We did not receive any proceeds from this offering as all shares were sold by the selling stockholders.
As part of this offering, the Company purchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters. The share purchases were funded with cash on hand. The shares purchased by the Company are held in treasury, and reduced the number of outstanding shares of common stock accordingly.
On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. Key provisions of the amendment included a two-year extension of the maturity date from April 2021 to April 2023, a 0.25% reduction in the applicable margin and a reduction in the LIBOR floor to zero from 0.75%. The refinancing resulted in $5.0 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the first quarter of 2017.
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

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. For the three and six months ended June 30, 2017 and 2016, these key indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue	$474.8	$425.7	$49.1	11.5%	$929.7	$831.4	$98.3	11.8%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$64.9	$17.3	$47.6	275.3%	$127.3	$29.9	$97.4	325.9%
Net interest expense	21.3	20.2	1.1	5.2%	41.5	39.8	1.7	4.2%
Provision (benefit) for income taxes	24.8	16.3	8.5	52.2%	36.3	28.3	8.0	28.2%
Depreciation and amortization	58.2	74.0	(15.8)	(21.3)%	116.3	146.5	(30.2)	(20.6)%
EBITDA	169.2	127.8	41.4	32.4%	321.3	244.4	76.9	31.4%
Adjustments to EBITDA:
Stock-based compensation(2)	11.6	10.4	1.2	11.8%	24.8	15.7	9.1	57.8%
Mergers and acquisitions, divestitures and business optimization(3)	4.3	7.6	(3.3)	(43.0)%	6.9	13.1	(6.2)	(47.5)%
Technology transformation(4)	—	11.3	(11.3)	(100.0)%	—	23.3	(23.3)	(100.0)%
Other(5)	0.9	2.3	(1.4)	(60.7)%	4.8	4.3	0.5	11.2%
Total adjustments to EBITDA	16.9	31.7	(14.8)	(46.6)%	36.4	56.4	(20.0)	(35.4)%
Adjusted EBITDA(1)	$186.1	$159.5	$26.7	16.7%	$357.7	$300.9	$56.9	18.9%

Other metrics:
Cash provided by operating activities	$106.9	$107.8	$(0.9)	(0.8)%	$174.2	$149.5	$24.7	16.5%
Capital expenditures	32.0	24.0	8.0	33.3%	58.0	54.9	3.1	5.6%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

(1)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three months ended June 30, 2017, consisted of the following adjustments to operating income: a $0.5 million loss on the divestitures of a small business operation and a $(0.1) million reduction in contingent consideration expense from previous acquisitions. For the three months ended June 30, 2017, consisted of the following adjustments to non-operating income and expense: $3.9 million of acquisition expenses. For six months ended June 30, 2017, consisted of the following adjustments to operating income: a $0.5 million loss on the divestitures of a small business operation and a $(0.2) million reduction in contingent consideration expense from previous acquisitions. For the six months ended June 30, 2017, consisted of the following adjustments to non-operating income and expense: $6.5 million of acquisition expenses and $0.1 million of miscellaneous.

For the three months ended June 30, 2016, consisted of the following adjustments to operating income: a $(0.1) million adjustment to contingent consideration expense from previous acquisitions and a $(0.2) million adjustment to business optimization expenses. For the three months ended June 30, 2016, consisted of the following adjustments to non-operating income and expense: $7.9 million of acquisition expenses. For the six months ended June 30, 2016, consisted of the following adjustments to operating income: a $0.1 million loss on the divestitures of two small business operations and a $(0.5) million adjustment to business optimization expenses. For the six months ended June 30, 2016, consisted of the following adjustments to non-operating income and expense: $13.5 million of acquisition expenses.

(4)	Represented costs associated with a project to transform our technology infrastructure.

(5)
For the three months ended June 30, 2017, consisted of the following adjustments to non-operating income and expense: $0.5 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; $0.5 million of loan fees; a $0.2 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $(0.2) million of currency remeasurement of our foreign operations and $(0.1) million of miscellaneous. For the six months ended June 30, 2017, consisted of the following adjustments to non-operating income and expense: $5.0 million of fees related to the refinancing of our senior secured credit facility; $0.9 million of fees incurred in connection with secondary offerings of shares of TransUnion common stock by certain of our stockholders; $0.8 million of loan fees; a $0.1 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $(1.6) million of currency remeasurement of our foreign operations and $(0.4) million of miscellaneous.

For the three months ended June 30, 2016, consisted of the following adjustments to operating income: a $0.3 million charge for certain legal and regulatory matters. For the three months ended June 30, 2016, consisted of the following adjustments to non-operating income and expense: $0.9 million of fees incurred in connection with the filing of a registration statement and a secondary offering of shares of TransUnion common stock by certain of our stockholders; $0.5 million of loan fees; $0.3 million of currency remeasurement of our foreign operations and a $0.3 million mark-to-market loss related to ineffectiveness of our interest rate hedge. For the six months ended June 30, 2016, consisted of the following adjustments to operating income: a $0.3 million charge for certain legal and regulatory matters. For the six months ended June 30, 2016, consisted of the following adjustments to non-operating income and expense: $1.9 million of fees incurred in connection with the filing a registration statement and secondary offerings of shares of TransUnion common stock by certain of our stockholders; a $1.0 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $0.8 million of loan fees and $0.3 million of currency remeasurement of our foreign operations.

Revenue
Total revenue increased $49.1 million for the three months ended June 30, 2017, compared with the same period in 2016, due to strong organic growth in our USIS and International segments, across all platforms and nearly all markets, revenue from our recent acquisitions in our USIS segments and the impact of strengthening foreign currencies on the 2017 revenue of our International segment, partially offset by a slight decrease in revenue in our Consumer Interactive segment. Revenue for our recent acquisitions accounted for an increase in revenue of 1.0% and the impact of strengthening foreign currencies accounted for an increase in revenue of 0.4%.
Total revenue increased $98.3 million for the six months ended June 30, 2017, compared with the same period in 2016, due to strong organic growth in our USIS and International segments, across all platforms and nearly all markets, revenue from our recent acquisitions in our USIS and International segments and by the impact of strengthening foreign currencies on the 2017 revenue of our International segment, partially offset by a slight decrease in revenue in our Consumer Interactive segment. Revenue for our recent acquisitions accounted for an increase in revenue of 1.4% and the impact of strengthening foreign currencies accounted for an increase in revenue of 0.8%. Revenue by segment in the three- and six-month periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
U.S. Information Services:
Online Data Services	$190.6	$168.1	$22.5	13.4%	$373.0	$329.2	$43.9	13.3%
Marketing Services	46.5	37.9	8.6	22.6%	88.5	74.9	13.6	18.2%
Decision Services	60.8	50.7	10.0	19.8%	118.6	99.8	18.9	18.9%
Total U.S. Information Services	297.9	256.8	41.1	16.0%	580.1	503.8	76.4	15.2%

International:
Developed Markets	31.0	27.8	3.2	11.4%	59.0	51.0	8.0	15.6%
Emerging Markets	56.3	49.8	6.5	13.2%	111.7	94.4	17.3	18.3%
Total International	87.3	77.6	9.7	12.5%	170.7	145.4	25.3	17.4%

Total Consumer Interactive	105.4	106.5	(1.2)	(1.1)%	210.3	212.6	(2.3)	(1.1)%

Total revenue, gross	490.6	440.9	49.7	11.3%	961.1	861.8	99.4	11.5%

Intersegment eliminations:
USIS Online	(14.7)	(14.2)	(0.5)		(29.1)	(28.4)	(0.7)
International Developed Markets	(1.1)	(0.9)	(0.2)		(2.1)	(1.6)	(0.5)
International Emerging Markets	—	(0.1)	0.1		(0.1)	(0.3)	0.1
Consumer Interactive	—	—	—		—	—	—
Total intersegment eliminations	(15.8)	(15.2)	(0.6)		(31.4)	(30.3)	(1.0)

Total revenue as reported	$474.8	$425.7	$49.1	11.5%	$929.7	$831.4	$98.3	11.8%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
USIS Segment
USIS revenue increased $41.1 million and $76.4 million for the three and six months ended June 30, 2017, compared with the same periods in 2016, due to increases in revenue from all platforms including revenue from our recent acquisitions of Auditz and RTech.
Online Data Services
Online Data Services revenue increased $22.5 million and $43.9 million for the three and six months ended June 30, 2017, compared with the same periods in 2016, due to a 4.2% and 3.3% increase in credit report unit volume in each respective period, a change in the mix of customer volumes, which resulted in an increase in average pricing for online credit reports compared with the same periods in 2016, and an increase due to new product initiatives.
Marketing Services
Marketing Services revenue increased $8.6 million and $13.6 million for the three and six months ended June 30, 2017, compared with the same periods in 2016, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and other batch jobs.
Decision Services
Decision Services revenue increased $10.0 million and $18.9 million for the three and six months ended June 30, 2017, compared with the same periods in 2016, due primarily to increases in the healthcare market, including revenue from our recent acquisitions.
International Segment
International revenue increased $9.7 million, or 12.5%, and $25.3 million, or 17.4% for the three and six months ended June 30, 2017, compared with the same periods in 2016. The increase was due to higher local currency revenue in most regions from increased volumes and by an increase of 2.3% and 4.4% from the impact of strengthening foreign currencies. For the six-month period, revenue increased 1.7% from the inclusion of revenue from our recent acquisition of CIFIN.
Developed Markets
Developed markets revenue increased $3.2 million, or 11.4%, and $8.0 million, or 15.6% for the three- and six-month periods, compared with the same periods in 2016, due to higher local currency revenue in both regions primarily from increased volumes partially offset by a 3.3% and 0.4% decrease in revenue in each respective period from the impact of weakening foreign currencies, primarily the Canadian dollar.
Emerging Markets
Emerging markets revenue increased $6.5 million, or 13.2%, and $17.3 million, or 18.3% for the three- and six-month periods, compared with the same periods in 2016, due to higher local currency revenue in most regions primarily from increased volumes and an increase of 5.4% and 7.0% from the impact of strengthening foreign currencies, primarily the South African rand, Brazilian real and Indian rupee.
Consumer Interactive Segment
Consumer Interactive revenue decreased $1.2 million and $2.3 million for the three and six months ended June 30, 2017, compared with the same periods in 2016. The decrease was due primarily to our new long-term contract with a top customer and the acquisition of one of our indirect channel partners that was acquired by a competitor, which occurred early in the second half of 2016.
Operating Expenses
Operating expenses for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of services	$151.9	$143.8	$8.1	5.6%	$303.0	$292.9	$10.1	3.5%
Selling, general and administrative	149.2	144.4	4.8	3.3%	293.8	276.6	17.3	6.3%
Depreciation and amortization	58.2	74.0	(15.8)	(21.3)%	116.3	146.5	(30.2)	(20.6)%
Total operating expenses	$359.3	$362.2	$(2.8)	(0.8)%	$713.1	$716.0	$(2.8)	(0.4)%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $8.1 million and $10.1 million for the three- and six-month periods, compared with the same periods in 2016.
The increase was due primarily to:

•	an increase in labor costs as we continue to invest in key strategic growth initiatives;

•	an increase in product costs resulting from the increase in revenue, primarily in our USIS segment;

•	the impact of strengthening foreign currencies on the expenses of our International segment; and

•	operating costs relating to acquisitions in our USIS and International segments, partially offset by:

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	a decrease in product costs from a favorable shift in the mix of revenue in our Consumer Interactive segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $4.8 million and $17.3 million for the three- and six-month periods, compared with the same periods in 2016.
The increase in both periods was due primarily to:

•
an increase in labor costs, primarily in our USIS segment, International segment and in Corporate, attributed to higher incentive and stock-based compensation and an increase in headcount as we continue to invest in key strategic growth initiatives;

•	the impact of strengthening foreign currencies on the expenses of our International segment; and

•	operating costs relating to acquisitions in our USIS and International segments, partially offset by:

•	the benefit of focusing our marketing spend on more efficient channels in our Consumer Interactive segment.
Depreciation and Amortization
Depreciation and amortization decreased $15.8 million and $30.2 million for the three- and six-month periods, compared with the same periods in 2016. Certain USIS internal-use software and equipment assets became fully depreciated on June 30, 2016, in conjunction with our strategic initiative to transform our technology platform.

Operating Income and Operating Margins

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Gross operating income by segment:
USIS operating income	$83.7	$41.4	$42.3	102.3%	$156.0	$71.6	$84.4	117.9%
International operating income	12.6	8.1	4.5	56.0%	21.5	13.1	8.4	63.6%
Consumer Interactive operating income	49.7	43.6	6.1	14.0%	97.7	84.0	13.6	16.2%
Corporate operating loss	(30.5)	(29.5)	(1.0)	(3.3)%	(58.6)	(53.3)	(5.3)	(9.9)%
Total gross operating income	$115.5	$63.5	$52.0	81.9%	$216.6	$115.4	$101.1	87.6%

Intersegment operating income eliminations:
USIS	$(14.3)	$(13.8)	$(0.4)		$(28.4)	$(27.7)	$(0.7)
International	(0.8)	(0.7)	(0.1)		(1.6)	(1.4)	(0.3)
Consumer Interactive	15.1	14.6	0.5		30.0	29.1	0.9
Corporate	—	—	—		—	—	—
Total operating income eliminations	$—	$—	$—		$—	$—	$—

Operating Margin:
USIS	28.1%	16.1%		12.0%	26.9%	14.2%		12.7%
International	14.4%	10.4%		4.0%	12.6%	9.0%		3.6%
Consumer Interactive	47.2%	40.9%		6.3%	46.4%	39.5%		6.9%
Total operating margin	24.3%	14.9%		9.4%	23.3%	13.9%		9.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above. Segment operating margins are calculated using segment gross revenue and operating income. Consolidated operating margin is calculated using as reported revenue and operating income.
Total operating income increased $52.0 million and $101.1 million for the three and six months ended June 30, 2017, compared with the same periods in 2016. The increase was due primarily to:

•	an increase in revenue in our USIS and International segments, including revenue from recent acquisitions;

•	a decrease in depreciation and amortization in our USIS segment;

•	the benefit of focusing our marketing spend on more efficient channels in our Consumer Interactive segment;

•	savings enabled by our technology transformation and other key strategic growth initiatives; and

•	a decrease in product costs from a favorable shift in the mix of revenue in our Consumer Interactive segment,
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
Margins for the USIS segment increased in both periods due to the increase in revenue, savings enabled by our technology transformation, and the decrease in depreciation and amortization, partially offset by the increase in compensation costs, product costs and operating costs from our recent acquisitions. Margins for the International segment increased in both periods due primarily to the increase in revenue and cost savings from our key productivity initiatives. Margins for the Consumer Interactive segment increased in both periods due to the decrease in product costs from a favorable shift in the mix of revenue and more efficient marketing spend, partially offset by the slight decrease in revenue.

Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest expense	$(22.6)	$(21.3)	$(1.3)	(6.0)%	$(44.1)	$(41.7)	$(2.4)	(5.7)%
Interest income	1.4	1.1	0.2	20.6%	2.7	1.9	0.7	35.3%
Earnings from equity method investments	2.0	2.0	—	(0.3)%	3.7	3.9	(0.2)	(5.8)%
Other income and expense, net:
Acquisition fees	(3.9)	(7.9)	4.0	51.1%	(6.5)	(13.5)	7.0	51.7%
Loan fees	(0.5)	(0.5)	—	5.6%	(5.7)	(0.8)	(5.0)	nm
Dividends from cost method investments	0.7	0.6	0.1	11.7%	0.7	0.6	0.1	11.7%
Other income (expense), net	(0.5)	(1.5)	1.0	64.2%	0.7	(3.2)	4.0	122.9%
Total other income and expense, net	(4.2)	(9.3)	5.1	55.1%	(10.8)	(16.9)	6.1	35.9%
Non-operating income and expense	$(23.4)	$(27.5)	$4.1	15.1%	$(48.5)	$(52.8)	$4.3	8.3%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and six months ended June 30, 2017, interest expense increased $1.3 million and $2.4 million compared with the same periods in 2016, due primarily to an increase in the average outstanding principal balance.
Acquisition fees represent costs we have incurred for acquisition-related efforts. Costs decreased in 2017 compared with 2016 due primarily to our acquisition of CIFIN in 2016 and to less acquisition-related activity in 2017.
For the six months ended June 30, 2017, loan fees included $5.0 million of refinancing fees and other net costs expensed as a result of refinancing of our Senior Secured Term Loan B on January 31, 2017.
For the three and six months ended June 30, 2017, other income, net, included currency remeasurement gains of $0.2 million and $1.6 million, and $0.5 million and $0.9 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders. For the three and six months ended June 30, 2016, other income, net, included $0.9 million and $1.9 million of fees incurred in connection with the filing of registration statements and secondary offerings of shares of TransUnion common stock by certain of our stockholders, and a $0.3 million and $1.0 million loss related to ineffectiveness on our current interest rate hedge.
Provision for Income Taxes
For the three months ended June 30, 2017, we reported an effective tax rate of 27.0%, which was lower than the 35% U.S. federal statutory rate due primarily to the impact of excess tax benefits related to the adoption of ASU No. 2016-09. Effective January 1, 2017, this new guidance requires any excess tax benefits for share-based payment award transactions to be recorded in the income statement. Accordingly, we recognized excess tax benefits on stock option exercises, which resulted in a decrease in tax expense of $11.4 million. For the six months ended June 30, 2017, we reported an effective tax rate of 21.6%, which was lower than 35% U.S. federal statutory rate due primarily to the excess tax benefits on stock option exercises of $23.0 million, and the first quarter 2017 ownership structure change for certain international subsidiaries which resulted in a decrease in income tax expense of $4.3 million.
For the three months ended June 30, 2016, we reported an effective tax rate of 45.3%, which was higher than the 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested, the impact of valuation allowances on the losses of certain foreign subsidiaries, and changes in state tax rates. For the six months ended June 30, 2016, we reported an effective tax rate of 45.2%, which was higher than 35% U.S. federal statutory rate due primarily to the tax expense on unremitted foreign earnings not considered permanently reinvested and the impact of valuation allowances on the losses of certain foreign subsidiaries.
Significant Changes in Assets and Liabilities
On February 22, 2017, the Company purchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters of a secondary offering of shares of TransUnion common stock by certain of our stockholders. On May 2, 2017, the Company purchased

1.65 million shares of common stock for a total of $65.2 million from the underwriters of a secondary offering of shares of TransUnion common stock by certain of our stockholders. See “Recent Developments” above for additional information.
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
Cash and cash equivalents totaled $142.0 million and $182.2 million at June 30, 2017 and December 31, 2016, respectively, of which $105.1 million and $91.3 million was held outside the United States. As of June 30, 2017, we had $45.0 million outstanding under the senior secured revolving line of credit and could have borrowed up to the additional $165.0 million available. TransUnion also has the ability to borrow up to an additional $450.0 million, or such amount that the Senior Secured Net Leverage ratio does not exceed 4.25 to 1.0, whichever is greater, under the senior secured credit facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. We may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the credit agreement. There were no excess cash flows for 2016 and therefore no additional payment was required in 2017. See Part I, Item 1, Note 8 “Debt,” for additional information about our debt.
On February 13, 2017, our board of directors authorized the repurchase of up to $300 million of our stock over the next three years. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth by Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements.
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
On February 22, 2017, the Company purchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters of a secondary offering of shares of TransUnion common stock by certain of our stockholders. On May 2, 2017, the Company purchased an additional 1.65 million shares of common stock for a total of $65.2 million from the underwriters of a secondary offering of shares of TransUnion common stock by certain of our stockholders. See “Recent Developments” above for additional information.
Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2017	2016	Change
Cash provided by operating activities	$174.2	$149.5	$24.7
Cash used in investing activities	(104.5)	(323.4)	218.9
Cash (used in) provided by financing activities	(110.2)	181.0	(291.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	1.0	(0.7)
Net change in cash and cash equivalents	$(40.2)	$8.1	$(48.3)
Operating Activities
The increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization and non-cash items.

Investing Activities
The decrease in cash used in investing activities was due primarily to a decrease in cash used to fund acquisitions and an increase in net proceeds from other investments in the 2017 period compared with the 2016 period.
Financing Activities
The change in financing activities cash flows was due primarily to lower proceeds from borrowings in the 2017 period compared with the 2016 period and cash used for treasury stock purchases in the 2017 period.
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
Cash paid for capital expenditures increased $3.1 million, from $54.9 million for the six months ended June 30, 2016, to $58.0 million for the six months ended June 30, 2017.
Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the Senior Secured Revolving Line of Credit.
On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. Key provisions of the amendment included a two-year extension of the maturity date from April 2021 to April 2023, a 0.25% reduction in the applicable margin and a reduction in the LIBOR floor to zero from 0.75%. The refinancing resulted in $5.0 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the first quarter of 2017.
Hedge
On December 18, 2015, we entered into interest rate cap agreements with various counter parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,499.4 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income. The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized loss of $2.2 million and $0.1 million, net of tax, recorded in other comprehensive income for three and six months ended June 30, 2017, respectively. The effective portion of the change in the fair value of the caps resulted in an unrealized loss of $7.1 million and $21.9 million, net of tax, recorded in other comprehensive income for the three and six months ended June 30, 2016, respectively. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.2 million and $0.1 million recorded in other income and expense for three and six months ended June 30, 2017, respectively. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.3 million and $1.0 million recorded in other income and expense for the three and six months ended June 30, 2016, respectively.

In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2017 was $1.1 million and $2.6 million, respectively. We expect to reclassify approximately $3.6 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments and may be required to make certain restricted payments. The net leverage ratio must not exceed 6.5 to 1 at any such test date. As of June 30, 2017, we were in compliance with all debt covenants.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the six months ended June 30, 2017. Refer to Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, and Part II, Item 1 of our Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017, for a full description of our material pending legal proceedings.

OFAC Alert Service
As a result of mediation on May 15, 2017 and without admitting any wrongdoing, we agreed, with the consent of our insurance carrier, to the terms of a settlement of all class, subclass and individual claims in the Patel matter. While the terms are to remain confidential until they are filed with the court, the settlement has not had and will not have a material impact on our financial condition or results of operations. The settlement is subject to final documentation and approval by the District Court. If the settlement is not ultimately approved by the court, we intend to continue to defend this matter vigorously.
On June 21, 2017, the jury in Ramirez returned a verdict in favor of a class of 8,185 individuals in the amount of approximately $8.1 million ($984.22 per class member) in statutory damages and approximately $52.0 million ($6,353.08 per class member) in punitive damages. Plaintiff’s counsel has not provided any estimate of attorneys’ fees and costs that they will seek in connection with this verdict as permitted by law. The timing and outcome of the ultimate resolution of this matter is uncertain.
We have posted a bond at nominal cost to stay the execution of the judgment pending resolution of post-judgment motions that were filed with the trial court and the expectation of a subsequent appeal. Despite the jury verdict, we continue to believe that we have not willfully violated any law and have meritorious grounds for seeking modification of the judgment at the trial court or on appeal. Given the complexity and uncertainties associated with the outcome of the post-trial proceedings and any subsequent appeals, there is a wide range of potential results, from vacating the judgment in its entirety to upholding some or all aspects of the judgment. As of June 30, 2017, we have recorded a charge for this matter equal to our current estimate of probable losses for statutory damages, net of amounts we expect to receive from our insurance carriers, the impact of which is not material to our financial condition or results of operations. We have not, however, recorded an accrual with respect to the punitive damages awarded by the jury since it is not probable, based on current legal precedent, that an award for punitive damages in conjunction with statutory damages for the alleged conduct will survive the post-judgment actions. We currently estimate, however, that the reasonably possible loss in future periods for punitive damages falls within a range from zero to something less than the amount of the statutory damages awarded by the jury. This estimate is based on currently available information. As available information changes, our estimates may change as well. We believe we will have some level of insurance coverage for the damage award and the legal fees and expenses we have incurred and will incur for defending this matter should this matter be unfavorably resolved against us after exhaustion of our post-judgment options.
The Ramirez matter involved facts that are not related to the other OFAC Alert Service matters. As a result, we do not believe the jury verdict in Ramirez will have any bearing on Miller or Larson, which are still pending before different courts.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

(in millions, except share and per share data) Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30	—	$—	—	$—
May 1 to May 31	1,650,000	39.50	1,650,000	$166.6
June 1 to June 30	940	43.31	—	$—
Total	1,650,940	$39.50	1,650,000
(1) On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of common stock over the next three years. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. On May 2, 2017, certain of our stockholders completed a secondary offering. As part of this offering, the Company purchased 1.65 million shares of common stock for a total of $65.2 million from the underwriters.
ITEM 6. EXHIBITS

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

TransUnion

July 25, 2017	By	/s/ Samuel A. Hamood
Samuel A. Hamood
Executive Vice President, Chief Financial Officer

July 25, 2017	By	/s/ Timothy Elberfeld
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