Form 10-Q
period 2017-09-30
TransUnion
filed 2017-10-27
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Yes ☐ No ☒

As of September 30, 2017, there were 182.4 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	September 30, 2017	December 31, 2016
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$253.3	$182.2
Trade accounts receivable, net of allowance of $7.2 and $6.2	318.9	277.9
Other current assets	116.8	89.9
Total current assets	689.0	550.0
Property, plant and equipment, net of accumulated depreciation and amortization of $284.8 and $235.6	182.6	197.5
Goodwill, net	2,205.9	2,173.9
Other intangibles, net of accumulated amortization of $942.1 and $815.8	1,689.0	1,762.3
Other assets	116.0	97.5
Total assets	$4,882.5	$4,781.2
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$128.5	$114.2
Short-term debt and current portion of long-term debt	34.4	50.4
Other current liabilities	212.4	208.7
Total current liabilities	375.3	373.3
Long-term debt	2,352.1	2,325.2
Deferred taxes	571.1	579.0
Other liabilities	29.3	30.7
Total liabilities	3,327.8	3,308.2
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2017 and December 31, 2016, 186.6 million and 183.9 million shares issued at September 30, 2017 and December 31, 2016, respectively, and 182.4 million shares and 183.2 million shares outstanding as of September 30, 2017 and December 31, 2016, respectively	1.9	1.8
Additional paid-in capital	1,848.7	1,844.9
Treasury stock at cost; 4.2 million and 0.7 million shares at September 30, 2017 and December 31, 2016, respectively	(138.8)	(5.3)
Accumulated deficit	(107.8)	(303.8)
Accumulated other comprehensive loss	(147.9)	(174.8)
Total TransUnion stockholders’ equity	1,456.1	1,362.8
Noncontrolling interests	98.6	110.2
Total stockholders’ equity	1,554.7	1,473.0
Total liabilities and stockholders’ equity	$4,882.5	$4,781.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$498.0	$437.6	$1,427.7	$1,269.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	169.3	141.5	472.3	434.4
Selling, general and administrative	142.2	137.1	436.0	413.7
Depreciation and amortization	59.9	63.2	176.2	209.6
Total operating expenses	371.4	341.8	1,084.5	1,057.7
Operating income	126.6	95.8	343.2	211.3
Non-operating income and (expense)
Interest expense	(21.7)	(21.4)	(65.8)	(63.1)
Interest income	1.5	1.2	4.2	3.2
Earnings from equity method investments	2.6	2.3	6.3	6.2
Other income and (expense), net	(4.8)	(2.2)	(15.6)	(19.2)
Total non-operating income and (expense)	(22.4)	(20.1)	(70.9)	(72.9)
Income before income taxes	104.2	75.7	272.3	138.4
Provision for income taxes	(32.3)	(31.2)	(68.7)	(59.6)
Net income	71.9	44.5	203.6	78.8
Less: net income attributable to the noncontrolling interests	(3.1)	(3.3)	(7.6)	(7.8)
Net income attributable to TransUnion	$68.8	$41.2	$196.0	$71.0

Earnings per share:
Basic	$0.38	$0.23	$1.08	$0.39
Diluted	$0.36	$0.22	$1.03	$0.39

Weighted average shares outstanding:
Basic	182.2	182.7	182.3	182.5
Diluted	189.2	184.8	189.8	184.4
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$71.9	$44.5	$203.6	$78.8
Other comprehensive income:
Foreign currency translation:
Foreign currency translation adjustment	1.8	19.5	28.2	49.6
(Expense) benefit for income taxes	(0.2)	(1.7)	(0.6)	1.4
Foreign currency translation, net	1.6	17.8	27.6	51.0
Hedge instruments:
Net unrealized gain (loss)	0.8	(0.1)	0.7	(35.0)
Amortization of accumulated loss	0.1	0.1	0.3	0.3
(Expense) benefit for income taxes	(0.4)	0.4	(0.4)	13.3
Hedge instruments, net	0.5	0.4	0.6	(21.4)
Available-for-sale securities:
Net unrealized loss	—	—	(0.2)	—
Benefit for income taxes	—	—	0.1	—
Available-for-sale securities, net	—	—	(0.1)	—
Total other comprehensive income, net of tax	2.1	18.2	28.1	29.6
Comprehensive income	74.0	62.7	231.7	108.4
Less: comprehensive income attributable to noncontrolling interests	(2.0)	(5.6)	(8.8)	(14.5)
Comprehensive income attributable to TransUnion	$72.0	$57.1	$222.9	$93.9
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$203.6	$78.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176.2	209.6
Loss on refinancing transaction	10.5	—
Amortization and loss on fair value of hedge instrument	0.5	1.2
Equity in net income of affiliates, net of dividends	(5.5)	(0.1)
Deferred taxes	(14.1)	(13.3)
Amortization of discount and deferred financing fees	2.0	2.4
Stock-based compensation	23.1	14.6
Provision for losses on trade accounts receivable	3.3	3.3
Other	(2.1)	(1.4)
Changes in assets and liabilities:
Trade accounts receivable	(40.1)	(34.2)
Other current and long-term assets	(37.8)	(5.8)
Trade accounts payable	10.2	(1.5)
Other current and long-term liabilities	19.1	22.5
Cash provided by operating activities	348.9	276.1
Cash flows from investing activities:
Capital expenditures	(91.0)	(85.5)
Proceeds from sale of trading securities	2.5	0.9
Purchases of trading securities	(1.6)	(1.3)
Proceeds from sale of other investments	54.4	31.0
Purchases of other investments	(42.1)	(31.7)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(70.7)	(345.5)
Acquisition-related deposits	(1.0)	(6.2)
Other	0.3	(3.5)
Cash used in investing activities	(149.2)	(441.8)
Cash flows from financing activities:
Proceeds from senior secured term loan B	—	150.0
Proceeds from senior secured term loan A	33.4	55.0
Proceeds from senior secured revolving line of credit	105.0	145.0
Payments of senior secured revolving line of credit	(105.0)	(145.0)
Repayments of debt	(25.0)	(38.0)
Debt financing fees	(12.6)	(3.7)
Proceeds from issuance of common stock and exercise of stock options	22.1	4.7
Treasury stock purchased	(133.5)	—
Excess tax benefit	—	3.9
Distributions to noncontrolling interests	(3.1)	(3.3)
Payment of contingent obligation	(10.4)	(0.3)
Cash (used in) provided by financing activities	(129.1)	168.3
Effect of exchange rate changes on cash and cash equivalents	0.5	2.1
Net change in cash and cash equivalents	71.1	4.7
Cash and cash equivalents, beginning of period	182.2	133.2
Cash and cash equivalents, end of period	$253.3	$137.9
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance December 31, 2016	183.2	$1.8	$1,844.9	$(5.3)	$(303.8)	$(174.8)	$110.2	$1,473.0
Net income	—	—	—	—	196.0	—	7.6	203.6
Other comprehensive income	—	—	—	—	—	26.9	1.2	28.1
Distributions to noncontrolling interest	—	—	—	—	—	—	(3.1)	(3.1)
Stock-based compensation	—	—	22.0	—	—	—	—	22.0
Employee share purchase plan	0.2	—	7.5	—	—	—	—	7.5
Exercise of stock options	2.5	0.1	15.7	—	—	—	—	15.8
Treasury stock purchased	(3.5)	—	—	(133.5)	—	—	—	(133.5)
Purchase of noncontrolling interest	—	—	(41.4)	—	—	—	(17.3)	(58.7)
Balance September 30, 2017	182.4	$1.9	$1,848.7	$(138.8)	$(107.8)	$(147.9)	$98.6	$1,554.7
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
Principles of Consolidation
The consolidated financial statements of TransUnion include the accounts of TransUnion and all of its controlled subsidiaries. Investments in unconsolidated entities in which the Company is able to exercise significant influence are accounted for using the equity method. Nonmarketable investments in unconsolidated entities in which the Company is not able to exercise significant influence are accounted for using the cost method and periodically reviewed for impairment.
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
We have categorized our various contract revenue streams in alignment with the new standard. We are in the process of finalizing our review of contracts and have applied the five-step model specified by the new guidance. The five-step model includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. Additionally, we are in the process of assessing the impact of the new standard on our disclosures and internal controls.
We continue to evaluate the impact this guidance will have on our consolidated financial statements and disclosures and prepare for the adoption of the standard on January 1, 2018, including readying our internal processes and control environment for new requirements, particularly around enhanced disclosures. At this point, we have not identified anything that we believe will have a material impact on how we record revenue, but our conclusions will continue to evolve as we finalize our contract reviews and evaluation. The FASB has issued, and may issue in the future, interpretative guidance, which may impact our evaluation.
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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard is intended to improve and simplify accounting rules around hedge accounting. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods therein. We are currently assessing the impact this guidance will have on our consolidated financial statements.
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$12.6	$9.6	$3.0	$—
Available-for-sale securities	3.2	—	3.2	—
Total	$15.8	$9.6	$6.2	$—

Liabilities
Contingent consideration	$(1.7)	$—	$—	$(1.7)
Interest rate caps	(0.7)	—	(0.7)	—
Total	$(2.4)	$—	$(0.7)	$(1.7)
Level 1 instruments consist of exchange-traded mutual funds. Exchange-traded mutual funds are trading securities valued at their current market prices. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants.
Level 2 instruments consist of pooled separate accounts, foreign exchange-traded corporate bonds and interest rate caps. Pooled separate accounts are designated as trading securities valued at net asset values. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants. Foreign exchange-traded corporate bonds are available-for-

sale securities valued at their current quoted prices. These securities mature between 2027 and 2033. The interest rate caps fair values are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. See Note 8, “Debt,” for additional information regarding interest rate caps.
Unrealized gains and losses on trading securities are included in net income, while unrealized gains and losses on available-for-sale securities are included in other comprehensive income. There were no significant realized or unrealized gains or losses on our securities for any of the periods presented.
Level 3 instruments consist of contingent obligations related to companies we have acquired with remaining maximum payouts totaling $15.7 million. These obligations are contingent upon meeting certain quantitative or qualitative performance metrics through 2018 and are included in other current liabilities and other liabilities on our balance sheet. The fair values of the obligations are determined based on an income approach, using management’s expectations including future expected earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three and nine months ended September 30, 2017, we recorded expenses of $0.4 million and $0.2 million, respectively, as a result of changes to the fair value of these obligations.
3. Other Current Assets
Other current assets consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Prepaid expenses	$49.8	$43.9
Miscellaneous receivables	17.2	0.1
CFPB escrow deposit	13.9	—
Income taxes receivable	12.4	5.4
Other investments	11.1	29.5
Marketable securities	3.2	3.3
Deferred financing fees	0.6	0.5
Other	8.6	7.2
Total other current assets	$116.8	$89.9
Miscellaneous receivables consist of amounts receivable from settlements and certain legal claims. Other investments include non-negotiable certificates of deposit that are recorded at their carrying value.
4. Other Assets
Other assets consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Investments in affiliated companies	$75.8	$62.6
Other investments	16.7	9.5
Marketable securities	12.6	12.4
Deposits	3.3	9.3
Deferred financing fees	2.1	1.2
Other	5.5	2.5
Total other assets	$116.0	$97.5
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. There were no other-than-temporary impairments of investments in affiliated companies during the three and nine months ended September 30, 2017 or 2016.
Investments in affiliated companies consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Total equity method investments	$49.6	$39.4
Total cost method investments	26.2	23.2
Total investments in affiliated companies	$75.8	$62.6
These balances are included in other assets in the consolidated balance sheets. The increase in cost method investments is due to an acquisition made in the third quarter of 2017.
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Earnings from equity method investments	$2.6	$2.3	$6.3	$6.2
Dividends received from equity method investments	$0.3	$0.5	$0.8	$6.1
There were no dividends received from cost method investments for the three months ended September 30, 2017 and 2016. Dividends received from cost method investments for the nine months ended September 30, 2017 and 2016 were $0.7 million and $0.6 million, respectively.

6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Accrued payroll	$88.3	$79.3
Accrued legal and regulatory	46.7	35.9
Accrued employee benefits	30.3	31.8
Income taxes payable	18.6	11.5
Deferred revenue	11.3	12.0
Contingent consideration	1.2	16.1
Accrued interest	1.0	1.3
Other	15.0	20.8
Total other current liabilities	$212.4	$208.7
Contingent consideration decreased $14.9 million from year end primarily due to payments made under various contingent consideration clauses of contracts we have entered into to acquire businesses. See Note 2, “Fair Value,” for additional information related to these contingent consideration obligations.
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Retirement benefits	$12.0	$10.9
Unrecognized tax benefits	7.6	4.8
Interest rate caps	0.7	6.1
Contingent consideration	0.5	1.5
Other	8.5	7.4
Total other liabilities	$29.3	$30.7
See Note 8, “Debt,” for additional information about the interest rate caps.

8. Debt
Debt outstanding consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2023, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.24% at September 30, 2017 and 3.52% at December 31, 2016), including original issue discount and deferred financing fees of $6.5 million and $3.9 million, respectively, at September 30, 2017, and original issue discount and deferred financing fees of $7.6 million and $4.4 million, respectively, at December 31, 2016	$1,976.0	$1,984.6
Senior Secured Term Loan A, payable in quarterly installments through August 9, 2022, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (2.74% at September 30, 2017 and 2.77% at December 31, 2016), including original issue discount and deferred financing fees of $1.5 million and $0.3 million, respectively, at September 30, 2017, and original issue discount and deferred financing fees of $0.7 million and $0.2 million, respectively, at December 31, 2016	398.2	375.7
Other notes payable	10.9	14.2
Capital lease obligations	1.4	1.1
Total debt	2,386.5	2,375.6
Less short-term debt and current portion of long-term debt	(34.4)	(50.4)
Total long-term debt	$2,352.1	$2,325.2
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at September 30, 2017, were as follows:

(in millions)	September 30, 2017
2017	$8.1
2018	34.1
2019	36.4
2020	43.3
2021	39.9
Thereafter	2,236.9
Unamortized original issue discounts and unamortized deferred financing fee	(12.2)
Total debt	$2,386.5
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B, and the Senior Secured Revolving Line of Credit.
On August 9, 2017, we refinanced and amended certain provisions of our senior secured credit facility. Amendments to the Senior Secured Term Loan B included a 0.50% reduction in the applicable margin. Amendments to the Senior Secured Term Loan A included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, an increase in borrowing to $400.0 million, and a reduction in the scheduled principal repayments. Amendments to the Senior Secured Revolving Line of Credit included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, a reduction in the annual commitment fee on the unused borrowings, and an increase in the commitment amount to $300.0 million. Other key provisions include changes in incremental borrowing limits and a reduction in the financial covenant test not to exceed a senior secured net leverage ratio of 5.5-to-1. The refinancing resulted in $5.6 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the third quarter of 2017.
On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. The refinancing resulted in $5.0 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the first quarter of 2017.

During the third quarter, we repaid the $45.0 million outstanding balance on the Senior Secured Revolving Line of Credit. As of September 30, 2017, we could have borrowed up to the entire $300.0 million available. TransUnion also has the ability to request incremental loans up to the greater of an additional $675.0 million and 100% of Consolidated EBITDA, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25-to-1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. As of September 30, 2017, we were in compliance with all debt covenants.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,491.4 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income. The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $0.5 million and $0.4 million, net of tax, recorded in other comprehensive income for three and nine months ended September 30, 2017, respectively. The effective portion of the change in the fair value of the caps resulted in an unrealized loss of $0.2 million and $21.7 million, net of tax, recorded in other comprehensive income for the three and nine months ended September 30, 2016, respectively. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.1 million and $0.2 million recorded in other income and expense for three and nine months ended September 30, 2017, respectively. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.1 million and a loss of $0.9 million recorded in other income and expense for the three and nine months ended September 30, 2016, respectively.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2017 was $0.8 million and $3.3 million, respectively. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2016 was $0.5 million in each period. We expect to reclassify approximately $3.9 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of September 30, 2017, the fair value of our variable-rate Senior Secured Term Loan A, excluding original issue discounts and deferred fees, approximates the carrying value. As of September 30, 2017, the fair value of our Senior Secured Term Loan B, excluding original issue discounts and deferred fees, was $1,983.9 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, and quoted market prices for the publicly traded instruments.

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
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of September 30, 2017.
10. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
For the three and nine months ended September 30, 2017, there were less than 0.1 million anti-dilutive stock-based awards outstanding. In addition, there were no contingently issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. For the three and nine months ended September 30, 2016, there were less than 0.1 million anti-dilutive stock-based awards outstanding. In addition, there were 5.9 million contingently issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.
Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Earnings per share - basic
Earnings available to common stockholders	$68.8	$41.2	$196.0	$71.0
Weighted average basic shares outstanding	182.2	182.7	182.3	182.5
Earnings per share - basic	$0.38	$0.23	$1.08	$0.39

Earnings per share - diluted
Earnings available to common stockholders	$68.8	$41.2	$196.0	$71.0

Weighted average basic shares outstanding	182.2	182.7	182.3	182.5
Dilutive impact of stock-based awards	7.0	2.1	7.5	1.9
Weighted average dilutive shares outstanding	189.2	184.8	189.8	184.4
Earnings per share - diluted	$0.36	$0.22	$1.03	$0.39

11. Income Taxes
For the three months ended September 30, 2017, we reported an effective tax rate of 31.0%, which was lower than the 35% U.S. federal statutory rate due primarily to the impact of excess tax benefits related to the adoption of ASU No. 2016-09. Effective January 1, 2017, this new guidance requires any excess tax benefits for share-based payment award transactions to be recorded in the income statement. Accordingly, we recognized excess tax benefits on stock option exercises, which resulted in a decrease in tax expense of $5.0 million, partially offset by an increase of $2.2 million in state tax expense including changes in state tax rates. For the nine months ended September 30, 2017, we reported an effective tax rate of 25.2%, which was lower than the 35% U.S. federal statutory rate due primarily to the excess tax benefits on stock option exercises of $28.1 million and the first quarter 2017 ownership structure change for certain international subsidiaries which resulted in a decrease in income tax expense of $5.2 million, partially offset by an increase of $3.2 million in state tax expense including changes in state tax rates.
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
The total amount of unrecognized tax benefits was $7.6 million as of September 30, 2017, and $4.8 million as of December 31, 2016. These same amounts would affect the effective tax rate, if recognized. The accrued interest payable for taxes was insignificant as of September 30, 2017 and December 31, 2016. There was no significant liability for tax penalties as of September 30, 2017 or December 31, 2016. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Generally, tax years 2008 and forward remain open for examination in some state and foreign jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal purposes.

12. Reportable Segments
This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies,” included in our audited financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on February 15, 2017.
We evaluate the performance of segments based on revenue and operating income. The following is a more detailed description of the three reportable segments and the Corporate unit, which provides support services to each segment:
U.S. Information Services
U.S. Information Services (“USIS”) provides consumer reports, risk scores, analytical and decisioning services to businesses. These businesses use our services to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery platforms in our USIS segment allow us to serve a broad set of customers and business issues. We offer our services to customers in financial services, insurance, healthcare, and other industries.
International
The International segment provides services similar to our USIS segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and decisioning services, and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.
Consumer Interactive
Consumer Interactive offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution, and financial management. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels.
Corporate
In addition, Corporate provides support services for each of the segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.

Selected segment financial information consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Gross revenues:
U.S. Information Services	$312.0	$273.3	$892.1	$777.1
International	94.9	82.3	265.6	227.7
Consumer Interactive	107.0	97.4	317.3	310.0
Total revenues, gross	$513.9	$453.0	$1,475.1	$1,314.7

Intersegment revenue eliminations:
U.S. Information Services	$(14.6)	$(14.3)	$(43.8)	$(42.7)
International	(1.3)	(1.1)	(3.5)	(3.0)
Consumer Interactive	(0.1)	—	(0.1)	—
Total intersegment eliminations	(16.0)	(15.4)	(47.4)	(45.7)
Total revenues, net	$498.0	$437.6	$1,427.7	$1,269.0

Operating income:
U.S. Information Services	$82.4	$63.9	$238.4	$135.5
International	19.9	14.4	41.5	27.5
Consumer Interactive	46.5	41.0	144.2	125.1
Corporate	(22.3)	(23.5)	(80.9)	(76.8)
Total operating income	$126.6	$95.8	$343.2	$211.3

Intersegment operating income eliminations:
U.S. Information Services	$(14.1)	$(13.9)	$(42.5)	$(41.6)
International	(1.0)	(0.8)	(2.6)	(2.2)
Consumer Interactive	15.1	14.7	45.1	43.8
Total intersegment eliminations	$—	$—	$—	$—
As a result of displaying amounts in millions, rounding differences may exist in the table above.
A reconciliation of operating income to income before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Operating income from segments	$126.6	$95.8	$343.2	$211.3
Non-operating income and expense	(22.4)	(20.1)	(70.9)	(72.9)
Income before income taxes	$104.2	$75.7	$272.3	$138.4
Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
U.S. Information Services	$0.7	$0.5	$1.5	$1.5
International	1.9	1.8	4.8	4.7
Total	$2.6	$2.3	$6.3	$6.2

13. Contingencies
Litigation
In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the nine months ended September 30, 2017. Refer to Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, Part II, Item 1 of our Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017, and Part II, Item 1 of our Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2017, for a full description of our material pending legal proceedings.
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
We have posted a bond at nominal cost to stay the execution of the judgment pending resolution of post-judgment motions that were filed with the trial court and the expectation of a subsequent appeal. Despite the jury verdict, we continue to believe that we have not willfully violated any law and have meritorious grounds for seeking modification of the judgment at the trial court or on appeal. Given the complexity and uncertainties associated with the outcome of the post-trial proceedings and any subsequent appeals, there is a wide range of potential results, from vacating the judgment in its entirety to upholding some or all aspects of the judgment. As of September 30, 2017, we have recorded a charge for this matter equal to our current estimate of probable losses for statutory damages, net of amounts we expect to receive from our insurance carriers, the impact of which is not material to our financial condition or results of operations. We have not, however, recorded an accrual with respect to the punitive damages awarded by the jury since it is not probable, based on current legal precedent, that an award for punitive damages in conjunction with statutory damages for the alleged conduct will survive the post-judgment actions. We currently estimate, however, that the reasonably possible loss in future periods for punitive damages falls within a range from zero to something less than the amount of the statutory damages awarded by the jury. This estimate is based on currently available information. As available information changes, our estimates may change as well. We believe we will have some level of insurance coverage for the damage award and the legal fees and expenses we have incurred and will incur for defending this matter should this matter be unfavorably resolved against us after exhaustion of our post-judgment options.
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
Overview
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including financial services, specialized risk, insurance, and healthcare. We have a global presence in over 30 countries across North America, Africa, Latin America, and Asia.
Our solutions are based on a foundation of financial, credit, alternative credit, identity, bankruptcy, lien, judgment, insurance claims, automotive, and other relevant information from approximately 90,000 data sources, including financial institutions, private databases, and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our deep analytics expertise, which includes our people as well as tools such as predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enables businesses and consumers to gain better insights into their risk and financial data. Our decisioning capabilities, which are generally delivered on a software-as-a-service platform, allow businesses to interpret data and apply their specific qualifying criteria to make decisions and take action with respect to their customers. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud. Similarly, our capabilities allow consumers to see how their credit profiles have changed over time, understand the impact of financial decisions on their credit scores and manage their personal information as well as to take precautions against identity theft.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues are significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In the markets where we compete, we have generally seen good economic conditions and increased market stabilization over the past few years. In the United States, we continue to see a healthy, well functioning consumer lending market driven by a strong labor market and consumer confidence that is near an all-time high. Additionally, the mortgage market has benefited from low long-term mortgage rates and a good housing market. We have also seen solid demand for our marketing services, and in our Consumer Interactive segment, strong demand for our credit and identity theft solutions. In addition, the strengthening of foreign currencies in the first nine months of 2017 has improved the operating results reported by our International segment compared with the prior year.
Our revenues are also significantly influenced by industry trends, including the demand for information services in financial services, insurance, healthcare and other industries we serve. Companies are increasingly relying on business analytics and big-data technologies to help process this data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate and analyze data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their information providers as well as solutions that fully integrate into their workflows. As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by under-served and under-banked customers. Demand for consumer solutions is rising with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and more readily available free credit information. The increasing number and complexity of regulations, including from the Consumer Financial Protection Bureau (“CFPB”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act and new capital requirements, continue to make operations for businesses more challenging.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition.
Recent Developments
During the third quarter of 2017, we repaid $45.0 million on our Senior Secured Revolving Line of Credit.
On August 9, 2017, we refinanced and amended certain provisions of our senior secured credit facility. Amendments to the Senior Secured Term Loan B included a 0.50% reduction in the applicable margin. Amendments to the Senior Secured Term Loan A included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, an increase in borrowing to $400.0 million, and a reduction in the scheduled principal repayments. Amendments to the Senior Secured Revolving Line of Credit included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, a reduction in the annual commitment fee on the unused borrowings, and an increase in the commitment amount to $300.0 million. Other key provisions include changes in incremental borrowing limits and a reduction in the maximum for the senior secured net leverage ratio test to 5.5-to-1. The refinancing resulted in $5.6 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the third quarter of 2017.
During the second quarter of 2017, we repaid $60.0 million on our Senior Secured Revolving Line of Credit.
On August 4, 2017, certain of our stockholders completed a secondary offering of 25.875 million shares of TransUnion common stock, which included the underwriters’ exercise of an option to purchase an additional 3.375 million shares. On April 26, 2017, certain of our stockholders completed a secondary offering of 18.975 million shares of TransUnion common stock, which included the underwriters’ exercise of an option to purchase an additional 2.475 million shares. On February 22, 2017, certain of our stockholders completed a secondary offering of 19.85 million shares of TransUnion common stock. On March 22, 2017, the underwriters exercised their option to purchase an additional 1.985 million shares. These secondary offerings had no impact on our financial statements, other than approximately $0.4 million and $1.4 million of transaction costs recorded in other income and expense for the three- and nine-month periods in 2017, respectively. We were obligated to pay these costs in accordance with an agreement with the stockholders. We did not receive any proceeds from this offering as all shares were sold by the selling stockholders.
As part of the April 26, 2017 offering, the Company purchased 1.65 million shares of common stock for a total of $65.2 million from the underwriters. On May 2, 2017, we borrowed $65.0 million under the Senior Secured Revolving Line of Credit to fund this share purchase. The shares purchased by the Company are held in treasury, and reduced the number of outstanding shares of common stock accordingly. As part of the March 22, 2017 offering, the Company purchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters. The share purchases were funded with cash on hand. The shares purchased by the Company are held in treasury, and reduced the number of outstanding shares of common stock accordingly.
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
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint, and to enter new markets. Since January 1, 2016, we completed the following acquisitions:

•
On August 18, 2017, we acquired 100% of the equity of Datalink Services, Inc. (“Datalink”). Datalink’s solutions provide enhanced data that identifies risks associated with an applicant’s driving behavior and provides insurers with a cost-competitive, timely and more detailed offering. The results of operations of Datalink, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On July 19, 2017, we acquired a small non-voting preferred stock equity interest in Synthetic P2P Holdings Corporation (“PeerIQ”). Also, on November 10, 2016, we entered into an agreement with PeerIQ whereby we licensed data to PeerIQ and, in return, received warrants to purchase a noncontrolling interest in their common stock. PeerIQ is a credit risk analytics firm that helps institutions analyze, access and manage risk in the peer-to-peer lending sector. We account for PeerIQ on the cost method of accounting. Any future dividends will be recorded in other income and expense when received.

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

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. For the three and nine months ended September 30, 2017 and 2016, these key indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue	$498.0	$437.6	$60.4	13.8%	$1,427.7	$1,269.0	$158.7	12.5%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$68.8	$41.2	$27.6	67.1%	$196.0	$71.0	$125.0	176.0%
Net interest expense	20.2	20.2	—	0.1%	61.6	59.9	1.7	2.8%
Provision (benefit) for income taxes	32.3	31.2	1.1	3.5%	68.7	59.6	9.1	15.3%
Depreciation and amortization	59.9	63.2	(3.2)	(5.1)%	176.2	209.6	(33.4)	(15.9)%
EBITDA	181.3	155.8	25.5	16.4%	502.6	400.2	102.4	25.6%
Adjustments to EBITDA:
Stock-based compensation(2)	9.5	7.5	2.0	26.9%	34.3	23.2	11.1	47.8%
Mergers and acquisitions, divestitures and business optimization(3)	(1.7)	4.2	(5.9)	(139.0)%	5.2	17.3	(12.1)	(69.9)%
Technology transformation(4)	—	—	—	—%	—	23.3	(23.3)	(100.0)%
Other(5)	5.0	(0.9)	5.9	nm	9.8	3.5	6.4	184.5%
Total adjustments to EBITDA	12.9	10.9	2.0	18.6%	49.3	67.3	(18.0)	(26.7)%
Adjusted EBITDA(1)	$194.1	$166.6	$27.5	16.5%	$551.9	$467.5	$84.4	18.1%

Other metrics:
Cash provided by operating activities	$174.7	$126.6	$48.1	38.0%	$348.9	$276.1	$72.8	26.4%
Capital expenditures	$33.0	$30.6	$2.4	7.8%	$91.0	$85.5	$5.5	6.4%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

(1)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three months ended September 30, 2017, consisted of the following adjustments to operating income: a $0.4 million adjustment to contingent consideration expense from previous acquisitions. For the three months ended September 30, 2017, consisted of the following adjustments to non-operating income and expense: a $(2.0) million net reduction in acquisition expenses resulting from a reimbursement of certain acquisition costs recorded in prior periods partially offset by other acquisition costs and $(0.1) million of miscellaneous. For the nine months ended September 30, 2017, consisted of the following adjustments to operating income: a $0.5 million loss on the divestiture of a small business operation; and a $0.2 million adjustment to contingent consideration expense from previous acquisitions. For the nine months ended September 30, 2017, consisted of the following adjustments to non-operating income and expense: $4.5 million of acquisition expenses.

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

(5)
For the three months ended September 30, 2017, consisted of the following adjustments to operating income and expense: a $(1.3) million reduction to expense for certain legal and regulatory matters; and a $(0.6) million reduction to expense for sales and use tax matters. For the three months ended September 30, 2017, consisted of the following adjustments to non-operating income and expense: $5.6 million of fees related to the refinancing of our senior secured credit facility; $0.5 million of currency remeasurement of our foreign operations; $0.4 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; $0.3 million of loan fees; and $0.1 million mark-to-market loss related to ineffectiveness of our interest rate hedge. For the nine months ended September 30, 2017, consisted of the following adjustments to operating income and expense: a $(1.3) million reduction to expense for certain legal and regulatory matters; and a $(0.6) million reduction to expense for sales and use tax matters. For the nine months ended September 30, 2017, consisted of the following adjustments to non-operating income and expense: $10.5 million of fees related to the refinancing of our senior secured credit facility; $1.4 million of fees incurred in connection with secondary offerings of shares of TransUnion common stock by certain of our stockholders; $1.1 million of loan fees; a $0.2 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $(1.1) million of currency remeasurement of our foreign operations; and $(0.4) million of miscellaneous.

For the three months ended September 30, 2016, consisted of the following adjustments to operating income: $(0.7) million of miscellaneous. For the three months ended September 30, 2016, consisted of the following adjustments to non-operating income and expense: $0.7 million of fees connected to the filing of secondary registration statements filed on behalf of certain stockholders; $0.3 million of loan fees; $(0.9) million of currency remeasurement of our foreign operations; a $(0.1) million mark-to-market gain related to ineffectiveness of our interest rate hedge; and $(0.2) million of miscellaneous. For the nine months ended September 30, 2016, consisted of the following adjustments to operating income: a $0.3 million charge for certain legal and regulatory matters; and $(0.7) million of miscellaneous. For the nine months ended September 30, 2016, consisted of the following adjustments to non-operating income and expense: $2.5 million of fees connected to the filing of secondary registration statements filed on behalf of certain stockholders; $1.1 million of loan fees; a $0.9 million mark-to-market loss related to ineffectiveness of our interest rate hedge; and $(0.6) million of currency remeasurement of our foreign operations.

Revenue
Total revenue increased $60.4 million for the three months ended September 30, 2017, compared with the same period in 2016, due to strong organic growth in all of our segments, across all platforms and nearly all markets, revenue from our recent acquisitions in our USIS segment and the impact of strengthening foreign currencies on the 2017 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 0.8% and the impact of strengthening foreign currencies accounted for an increase in revenue of 0.6%.
Total revenue increased $158.7 million for the nine months ended September 30, 2017, compared with the same period in 2016, due to strong organic growth in all of our segments, across all platforms and nearly all markets, revenue from our recent acquisitions in our USIS segment and by the impact of strengthening foreign currencies on the 2017 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 1.2% and the impact of strengthening foreign currencies accounted for an increase in revenue of 0.7%. Revenue by segment in the three- and nine-month periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
U.S. Information Services:
Online Data Services	$200.2	$178.4	$21.8	12.2%	$573.2	$507.6	$65.6	12.9%
Marketing Services	48.5	41.3	7.2	17.5%	137.0	116.1	20.9	18.0%
Decision Services	63.3	53.6	9.7	18.2%	182.0	153.4	28.6	18.7%
Total U.S. Information Services	312.0	273.3	38.7	14.2%	892.1	777.1	115.1	14.8%

International:
Developed Markets	33.8	29.2	4.6	15.7%	92.8	80.2	12.6	15.7%
Emerging Markets	61.2	53.1	8.0	15.1%	172.8	147.5	25.3	17.2%
Total International	94.9	82.3	12.6	15.3%	265.6	227.7	37.9	16.6%

Total Consumer Interactive	107.0	97.4	9.6	9.9%	317.3	310.0	7.4	2.4%
Total revenue, gross	513.9	453.0	61.0	13.5%	1,475.1	1,314.7	160.3	12.2%

Intersegment eliminations:
USIS Online	(14.6)	(14.3)	(0.3)		(43.8)	(42.7)	(1.0)
International Developed Markets	(1.3)	(0.9)	(0.4)		(3.4)	(2.5)	(0.9)
International Emerging Markets	—	(0.2)	0.2		(0.1)	(0.5)	0.3
Consumer Interactive	(0.1)	—	—		(0.1)	—	—
Total intersegment eliminations	(16.0)	(15.4)	(0.6)		(47.4)	(45.7)	(1.6)

Total revenue as reported	$498.0	$437.6	$60.4	13.8%	$1,427.7	$1,269.0	$158.7	12.5%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
USIS Segment
USIS revenue increased $38.7 million and $115.1 million for the three and nine months ended September 30, 2017, compared with the same periods in 2016, due to increases in revenue from all platforms including revenue from our recent acquisitions of Auditz, RTech and DataLink.
Online Data Services
Online Data Services revenue increased $21.8 million and $65.6 million for the three- and nine-month periods, compared with the same periods in 2016, due to a 4.7% and 3.2% increase in credit report unit volume in each respective period, a change in the mix of customer volumes, which resulted in an increase in average pricing for online credit reports for the nine months in 2017 compared with the same period in 2016, and an increase due to new product initiatives.

Marketing Services
Marketing Services revenue increased $7.2 million and $20.9 million for the three- and nine-month periods, compared with the same periods in 2016, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and other batch jobs.
Decision Services
Decision Services revenue increased $9.7 million and $28.6 million for the three- and nine-month periods, compared with the same periods in 2016, due primarily to increases in the healthcare market, including revenue from our recent acquisitions.
International Segment
International revenue increased $12.6 million, or 15.3%, and $37.9 million, or 16.6% for the three and nine months ended September 30, 2017, compared with the same periods in 2016. The increase was due to higher local currency revenue in most regions from increased volumes and by an increase of 3.0% and 3.9% from the impact of strengthening foreign currencies, and for the nine-month period, revenue from our acquisition of CIFIN.
Developed Markets
Developed markets revenue increased $4.6 million, or 15.7%, and $12.6 million, or 15.7% for the three- and nine-month periods, compared with the same periods in 2016, due to higher local currency revenue in both regions primarily from increased volumes and an increase of 2.6% and 0.7% from the impact of strengthening foreign currencies, primarily the Canadian dollar.
Emerging Markets
Emerging markets revenue increased $8.0 million, or 15.1%, and $25.3 million, or 17.2% for the three- and nine-month periods, compared with the same periods in 2016, due to higher local currency revenue in most regions primarily from increased volumes and an increase of 3.2% and 5.6% from the impact of strengthening foreign currencies, primarily the South African rand, Brazilian real and Indian rupee.
Consumer Interactive Segment
Consumer Interactive revenue increased $9.6 million and $7.4 million for the three and nine months ended September 30, 2017, compared with the same periods in 2016. The increase was due primarily to an increase in revenue from our indirect channel.
Operating Expenses
Operating expenses for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of services	$169.3	$141.5	$27.8	19.7%	$472.3	$434.4	$37.9	8.7%
Selling, general and administrative	142.2	137.1	5.0	3.7%	436.0	413.7	22.3	5.4%
Depreciation and amortization	59.9	63.2	(3.2)	(5.1)%	176.2	209.6	(33.4)	(15.9)%
Total operating expenses	$371.4	$341.8	$29.6	8.7%	$1,084.5	$1,057.7	$26.8	2.5%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $27.8 million and $37.9 million for the three- and nine-month periods, compared with the same periods in 2016.
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
Selling, General and Administrative
Selling, general and administrative expenses increased $5.0 million and $22.3 million for the three- and nine-month periods, compared with the same periods in 2016.
The increase was due primarily to:

•
an increase in labor costs, primarily in our USIS segment, International segment and in Corporate, attributed to higher incentive and stock-based compensation and an increase in headcount as we continue to invest in productivity initiatives;

•	for the three-month period, an increase in advertising costs due to market opportunities;

•	the impact of strengthening foreign currencies on the expenses of our International segment; and

•	operating costs relating to acquisitions in our USIS and International segments, partially offset by:

•	the benefit of focusing our marketing spend on more efficient channels in our Consumer Interactive segment.
Depreciation and Amortization
Depreciation and amortization decreased $3.2 million and $33.4 million for the three- and nine-month periods, compared with the same periods in 2016. Certain USIS internal-use software and equipment assets became fully depreciated on September 30, 2016, in conjunction with our strategic initiative to transform our technology platform.

Operating Income and Operating Margins

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Gross operating income by segment:
USIS operating income	$82.4	$63.9	$18.5	29.0%	$238.4	$135.5	$102.9	76.0%
International operating income	19.9	14.4	5.6	38.7%	41.5	27.5	13.9	50.6%
Consumer Interactive operating income	46.5	41.0	5.5	13.3%	144.2	125.1	19.1	15.3%
Corporate operating loss	(22.3)	(23.5)	1.2	5.3%	(80.9)	(76.8)	(4.1)	(5.3)%
Total gross operating income	$126.6	$95.8	$30.8	32.1%	$343.2	$211.3	$131.9	62.4%

Intersegment operating income eliminations:
USIS	$(14.1)	$(13.9)	$(0.2)		$(42.5)	$(41.6)	$(0.9)
International	(1.0)	(0.8)	(0.2)		(2.6)	(2.2)	(0.4)
Consumer Interactive	15.1	14.7	0.4		45.1	43.8	1.3
Corporate	—	—	—		—	—	—
Total operating income eliminations	$—	$—	$—		$—	$—	$—

Operating Margin:
USIS	26.4%	23.4%		3.0%	26.7%	17.4%		9.3%
International	21.0%	17.5%		3.5%	15.6%	12.1%		3.5%
Consumer Interactive	43.5%	42.1%		1.3%	45.4%	40.4%		5.1%
Total operating margin	25.4%	21.9%		3.5%	24.0%	16.6%		7.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above. Segment operating margins are calculated using segment gross revenue and operating income. Consolidated operating margin is calculated using as reported revenue and operating income.
Total operating income increased $30.8 million and $131.9 million for the three and nine months ended September 30, 2017, compared with the same periods in 2016. The increase was due primarily to:

•	an increase in revenue in all of our segments, including revenue from recent acquisitions;

•	a decrease in depreciation and amortization in our USIS segment;

•	savings enabled by our technology transformation and other productivity initiatives;

•	a decrease in product costs from a favorable shift in the mix of revenue in our Consumer Interactive segment; and

•	the benefit of focusing our marketing spend on more efficient channels in our Consumer Interactive segment,
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
Margins for the USIS segment increased in both periods due to the increase in revenue, the decrease in depreciation and amortization, and savings enabled by our technology transformation, partially offset by the increase in compensation costs, product costs and operating costs from our recent acquisitions. Margins for the International segment increased in both periods due primarily to the increase in revenue and cost savings from our key productivity initiatives. Margins for the Consumer Interactive segment increased in both periods due to the decrease in product costs from a favorable shift in the mix of revenue and more efficient marketing spend.

Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest expense	$(21.7)	$(21.4)	$(0.3)	(1.4)%	$(65.8)	$(63.1)	$(2.7)	(4.2)%
Interest income	1.5	1.2	0.3	22.8%	4.2	3.2	1.0	30.5%
Earnings from equity method investments	2.6	2.3	0.3	15.0%	6.3	6.2	0.1	1.9%
Other income and expense, net:
Acquisition fees	2.0	(2.3)	4.3	186.9%	(4.5)	(15.8)	11.3	71.5%
Loan fees	(5.9)	(0.3)	(5.6)	nm	(11.6)	(1.1)	(10.5)	nm
Dividends from cost method investments	—	—	—	—%	0.7	0.6	0.1	11.7%
Other income (expense), net	(1.0)	0.4	(1.4)	nm	(0.1)	(2.9)	2.8	97.6%
Total other income and expense, net	(4.8)	(2.2)	(2.6)	(116.6)%	(15.6)	(19.2)	3.6	18.5%
Non-operating income and expense	$(22.4)	$(20.1)	$(2.3)	(11.5)%	$(70.9)	$(72.9)	$2.0	2.7%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and nine months ended September 30, 2017, interest expense increased $0.3 million and $2.7 million compared with the same periods in 2016, due primarily to an increase in the average outstanding principal balance.
Acquisition fees represent costs we have incurred for acquisition-related efforts. For the three months ended September 30, 2017, acquisition fees include a net $2.0 million reduction in acquisition expenses resulting from a reimbursement of certain acquisition costs recorded in prior periods partially offset by other acquisition costs. For the nine months ended September 30, 2017, costs decreased in 2017 compared with 2016 due primarily to our acquisition of CIFIN in 2016 and the cost reimbursement received in the third quarter of 2017.
For the three and nine months ended September 30, 2017, loan fees included $5.6 million and $10.5 million of refinancing fees and other net costs expensed as a result of refinancing of our Senior Secured Term Loan.
For the three months ended September 30, 2017, other income net, included $0.4 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our shareholders and $0.5 million of currency remeasurement expense. For the nine months ended September 30, 2017, other income, net, included $1.4 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders, partially offset by $1.1 million of currency remeasurement gains. For the three and nine months ended September 30, 2016, other income, net, included $0.7 million and $2.5 million of fees incurred in connection with the filing of registration statements and secondary offerings of shares of TransUnion common stock by certain of our stockholders.
Provision for Income Taxes
For the three months ended September 30, 2017, we reported an effective tax rate of 31.0%, which was lower than the 35% U.S. federal statutory rate due primarily to the impact of excess tax benefits related to the adoption of ASU No. 2016-09. Effective January 1, 2017, this new guidance requires any excess tax benefits for share-based payment award transactions to be recorded in the income statement. Accordingly, we recognized excess tax benefits on stock option exercises, which resulted in a decrease in tax expense of $5.0 million, partially offset by an increase of $2.2 million in state tax expense including changes in state tax rates. For the nine months ended September 30, 2017, we reported an effective tax rate of 25.2%, which was lower than the 35% U.S. federal statutory rate due primarily to the excess tax benefits on stock option exercises of $28.1 million and the first quarter 2017 ownership structure change for certain international subsidiaries which resulted in a decrease in income tax expense of $5.2 million, partially offset by an increase of $3.2 million in state tax expense including changes in state tax rates.
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
Cash and cash equivalents totaled $253.3 million and $182.2 million at September 30, 2017 and December 31, 2016, respectively, of which $119.0 million and $91.3 million was held outside the United States. As of September 30, 2017, we had no amounts outstanding under the senior secured revolving line of credit and could have borrowed up to the $300.0 million available. TransUnion also has the ability to request incremental loans up to the greater of $675.0 million or 100% of consolidated EBITDA, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25 to 1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
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
Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2017	2016	Change
Cash provided by operating activities	$348.9	$276.1	$72.8
Cash used in investing activities	(149.2)	(441.8)	292.6
Cash (used in) provided by financing activities	(129.1)	168.3	(297.4)
Effect of exchange rate changes on cash and cash equivalents	0.5	2.1	(1.6)
Net change in cash and cash equivalents	$71.1	$4.7	$66.4

Operating Activities
The increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization and non-cash items.
Investing Activities
The decrease in cash used in investing activities was due primarily to a decrease in cash used to fund acquisitions and an increase in net proceeds from the sale of other investments in the 2017 period compared with the 2016 period.
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
Cash paid for capital expenditures increased $5.5 million, from $85.5 million for the nine months ended September 30, 2016, to $91.0 million for the nine months ended September 30, 2017.
Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the Senior Secured Revolving Line of Credit.
On August 9, 2017, we refinanced and amended certain provisions of our senior secured credit facility. Amendments to the Senior Secured Term Loan B included a 0.50% reduction in the applicable margin. Amendments to the Senior Secured Term Loan A included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, an increase in borrowing to $400.0 million, and a reduction in the scheduled principal repayments. Amendments to the Senior Secured Revolving Line of Credit included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, a reduction in the annual commitment fee on the unused borrowings, and an increase in the commitment amount to $300.0 million. Other key provisions include changes in incremental borrowing limits and a reduction in the financial covenant test not to exceed a senior secured net leverage ratio of 5.5-to-1. The refinancing resulted in $5.6 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the third quarter of 2017.
On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. The refinancing resulted in $5.0 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the first quarter of 2017.
During the quarter, we repaid $45.0 million which was the remaining outstanding borrowing on the Senior Secured Revolving Line of Credit. As of September 30, 2017, we could have borrowed up to the entire $300.0 million available. Also, we have the ability to borrow incremental term loans or increase the revolving credit commitments in one or more tranches, subject to certain additional conditions, up to the greater of an additional $675.0 million and 100% of Consolidated EBITDA, or such amount that the senior secured net leverage ratio does not exceed 4.25-to-1.0, whichever is greater, under the senior secured credit facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
Hedge
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,491.4 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.

The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income. The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $0.5 million and $0.4 million, net of tax, recorded in other comprehensive income for three and nine months ended September 30, 2017, respectively. The effective portion of the change in the fair value of the caps resulted in an unrealized loss of $0.2 million and $21.7 million, net of tax, recorded in other comprehensive income for the three and nine months ended September 30, 2016, respectively. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.1 million and $0.2 million recorded in other income and expense for three and nine months ended September 30, 2017, respectively. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.1 million and a loss of $0.9 million recorded in other income and expense for the three and nine months ended September 30, 2016, respectively.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2017 was $0.8 million and $3.3 million, respectively. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2016 was $0.5 million in each period. We expect to reclassify approximately $3.9 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments and may be required to make certain restricted payments. The net leverage ratio must not exceed 5.5 to 1 at any such test date. As of September 30, 2017, we were in compliance with all debt covenants.
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
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different conditions. See the “Application of Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and

Note 1, “Significant Accounting and Reporting Policies,” to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 15, 2017, for a description of the significant accounting estimates used in the preparation of our consolidated financial statements.
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
Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include among others, the risks, uncertainties and factors set forth below under Item 1A, “Risk Factors,” and the following factors:

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	our ability to provide competitive services and prices;

•	our ability to retain or renew existing agreements with large or long-term customers;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to maintain our access to data sources;

•	government regulation and changes in the regulatory environment;

•	litigation or regulatory proceedings;

•	regulatory oversight of certain “critical activities;”

•	our ability to effectively manage our costs;

•	economic and political stability in the United States and international markets where we operate;

•	our ability to effectively develop and maintain strategic alliances and joint ventures;

•	our ability to timely develop new services and the market’s willingness to adopt our new services;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our ability to make acquisitions and integrate the operations of acquired businesses;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•	our ability to defend our intellectual property from infringement claims by third parties;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	further consolidation in our end-customer markets;

•	the increased availability of free or inexpensive consumer information;

•	losses against which we do not insure;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	share repurchase plans; and

•	our reliance on key management personnel.
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
The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended September 30, 2017. Refer to Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, Part II, Item 1 of our Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017, and Part II, Item 1 of our Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2017, for a full description of our material pending legal proceedings.
Consumer Disclosure
On August 2, 2017, without admitting any wrongdoing, we agreed to the terms of a settlement of the Henderson matter, and the parties filed a stipulation with the Court dismissing all of plaintiffs’ claims. The settlement has not had and will not have a material impact on our financial condition or results of operations.
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
As a result of the voluntary actions being taken by the industry, plaintiff lawyers are now seeking to advance claims that are solely focused on public record collection. In particular, these claims allege two common legal theories in common and allege some form of class action status. The theories are: (1) the nationwide consumer reporting agency failed to disclose to consumers the sources of public record information contained in their consumer reports by failing to identify as a source the vendor(s) engaged by that consumer reporting agency to collect public record information from government entities; and (2) the nationwide consumer reporting agency failed to timely update civil judgment and tax lien records based on its obligation to have reasonable procedures to assure maximum file accuracy. In the third quarter of 2017, we agreed to settle the Morris, Andree and Candace Anderson matters on terms that have not had and will not have a material impact on our financial condition or results of operations. New matters in the third quarter that name TransUnion, allege a legal violation of this nature and assert a class claim are: Paul K. Nair v. Trans Union LLC (No. 1:17-cv-05496, United States District Court for the Southern District of New York, filed July 19, 2017); Rebecca Anne Peters v. Trans Union LLC (No. 2:17-cv-01273, United States District Court for the Northern District of Alabama, filed July 28, 2017); Treva Sudell Jones v. Trans Union LLC (No. 1:17-cv-01167, United States District Court for the Western District of Tennessee, filed August 31, 2017); Wendy Newcomb v. Trans Union LLC (No. 1:17-cv-11797, United States District Court, District of Massachusetts, filed September 19, 2017); and Brigitte A. Jakob v. Trans Union LLC (No. 2:17-cv-01247, United States District Court for the Eastern District of Wisconsin, filed September 14, 2017).
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

(in millions, except share and per share data) Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	—	$—	—	$166.6
August 1 to August 31	—	—	—	$166.6
September 1 to September 30	—	—	—	$166.6
Total	—	$—	—
(1) On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of common stock over the next three years. Prior to the third quarter of 2017, we had purchased approximately $133.4 million of common stock under the program and may purchase up to an additional $166.6 million. Additional repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.

ITEM 6. EXHIBITS

10.1**	Amendment No. 13 to Credit Agreement dated as of August 9, 2017.

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

October 27, 2017	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

October 27, 2017	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

10.1**	Amendment No. 13 to Credit Agreement dated as of August 9, 2017.

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Filed or furnished herewith.