Form 10-K
period 2017-12-31
TransUnion
filed 2018-02-13
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.5 billion as of June 30, 2017 (based on the closing stock price of such stock as quoted on the New York Stock Exchange).

As of January 31, 2018, there were 183.6 million shares of TransUnion common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of TransUnion for the Annual Meeting of Stockholders to be held May 8, 2018 are incorporated by reference to the extent specified in Part III of this Form 10-K.

TRANSUNION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2017

Cautionary Notice Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of TransUnion’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those described in the forward-looking statements. Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” “outlook,” “potential,” “continues,” “seeks,” “predicts,” or the negatives of these words and other similar expressions.
Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include, among others, the risks, uncertainties and factors set forth below under Item 1A, “Risk Factors,” and the following factors:

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
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect the impact of events or circumstances that may arise after the date of this report.

PART I
Unless the context indicates otherwise, any reference to the “Company,” “we,” “us,” and “our” refers to TransUnion and its direct and indirect subsidiaries.
ITEM 1 BUSINESS
Overview
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, sometimes referred to as verticals, including financial services, specialized risk, insurance and healthcare. We have a global presence in over 30 countries and territories across North America, Africa, Latin America and Asia.
Our addressable market includes the big data and analytics market, which continues to grow as companies around the world recognize the benefits of building an analytical enterprise where decisions are made based on data and insights, and as consumers recognize the importance that data and analytics play in their ability to procure goods and services and protect their identities. International Data Corporation (“IDC”) estimates worldwide spending on big data and analytics services is projected to continue to grow at a CAGR of approximately 12% through 2020. There are several underlying trends supporting this market growth, including the creation of large amounts of data, advances in technology and analytics that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. Leveraging our 50 year operating history and our established position as a leading provider of risk and information solutions, we have evolved our business by investing in a number of strategic initiatives, such as transitioning to the latest big data and analytics technologies, expanding the breadth and depth of our data, strengthening our analytics capabilities and enhancing our business processes. As a result, we believe we are well positioned to expand our share within the markets we currently serve and capitalize on the larger big data and analytics opportunity.
We believe that we have the capabilities and assets, including comprehensive and unique datasets, advanced technology and analytics to provide differentiated solutions to our customers. We have over 50 petabytes of data, growing at an average rate of approximately 25% per year since 2010, representing over one billion consumers globally. Our solutions are based on a foundation of financial, credit, alternative credit, identity, bankruptcy, lien, judgment, insurance claims, healthcare, automotive and other relevant information from 90,000 data sources, including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our next-generation technology allows us to quickly and efficiently integrate our data with our analytics and decisioning capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics expertise, which includes our people as well as tools such as predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enables businesses and consumers to gain better insights into their risk and financial data. Our decisioning capabilities, which are generally delivered on a software-as-a-service platform, allow businesses to interpret data and apply their specific qualifying criteria to make decisions and take actions. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud. Similarly, our capabilities allow consumers to see how their credit profiles have changed over time, understand the impact of financial decisions on their credit scores, manage their personal information and take precautions against identity theft.
We leverage our differentiated capabilities in order to serve a broad set of customers across multiple geographies and industry verticals. We have a global customer base of over 65,000 businesses and millions of consumers use our data to help manage their personal finances and take precautions against identity theft. We offer our solutions to business customers in financial services, insurance, healthcare and other industries. Our customer base includes many of the largest companies in each of the primary industries we serve. For example, in the United States, we contract with eight of the ten largest banks, all of the top ten credit card issuers, all of the top twenty-five auto lenders, fourteen of the fifteen largest auto insurance carriers, thousands of healthcare providers and federal, state and local government agencies. We have been successful in leveraging our brand, our expertise and our solutions in our global operations and have a leading presence in several high-growth international markets.

We believe we have an attractive business model that has highly recurring and diversified revenue streams, low capital requirements, significant operating leverage and strong and stable cash flows. The proprietary and embedded nature of our solutions and the integral role that we play in our customers’ decision-making processes have historically translated into high customer retention and revenue visibility. For example, we have had ongoing relationships with our top ten financial institution customers for over ten years. We continue to demonstrate organic growth by further penetrating existing customers, innovating new solutions and gaining new customers. We have a diversified portfolio of businesses across our segments, reducing our exposure to cyclical trends in any particular industry or geography. We operate primarily on a contributory data model in which we typically obtain updated information at little or no cost and own most of our data. We augment this data with a growing set of public record and alternative data as we develop new solutions and expand into new industries and geographies. We also directly manage and control our technology, which provides us with an efficient cost structure and allows us to benefit from economies of scale. Additionally, our technology investments enable us to grow and expand our business with low incremental cost, providing significant operating leverage.
Our total revenues increased from $1,704.9 million for the year ended December 31, 2016 to $1,933.8 million for the year ended December 31, 2017, representing year-over-year growth of 13.4%. Our net income attributable to the Company increased from $120.6 million for the year ended December 31, 2016 to $441.2 million for the year ended December 31, 2017. Our Adjusted EBITDA increased from $636.8 million for the year ended December 31, 2016 to $748.1 million for the year ended December 31, 2017, representing year-over-year growth of 17.5%. As of December 31, 2017, the book value of our debt was approximately $2,464.6 million.
Our Evolution
Our business has a 50 year operating history and a long track record of providing risk and information solutions to businesses and consumers while continuing to innovate to meet their changing needs. Since our founding as a provider of regional credit reporting services, we have built a comprehensive database of U.S. consumers, which created a unique and highly valuable base to build solutions that span many industry verticals and customer processes. From this base, we expanded our operations by targeting new customers, industry verticals and geographies and also entering into the consumer space. We have strengthened our analytics and decisioning capabilities and acquired complementary datasets enabling us to enhance our solutions, diversify our revenue base and expand into high-growth verticals, such as healthcare and insurance. We have grown our global presence to over 30 countries and territories, creating credit reporting agencies in new geographies and establishing strong international footholds from which we could expand into other emerging markets. We also expanded the reach of our consumer solutions by partnering with other market leaders and innovators.
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

•
Expanding our Data:    We have continued to invest in the breadth and depth of our data. We introduced the concept of trended data to provide the trajectory of a consumer’s risk profile, used public records data to enhance the scope of business issues we can address and incorporated alternative data into our databases to better assess risk for banked and unbanked consumers. We believe we are the largest provider of scale in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data. All of these initiatives improve the quality of our data, provide deeper insights into risk and allow us to create differentiated solutions for our customers.

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
Our Market Opportunity
We believe there is a long-term trend of businesses and consumers using data and analytics to make more informed decisions and manage risk more effectively, resulting in a large and rapidly growing market. According to a March 2017 report from IDC, spending on business analytics services worldwide is projected to continue to grow at a CAGR of approximately 12% through 2020.
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

•
Increasing Lending Activity in Emerging International Markets:    As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by under-served and under-banked consumers. In addition, credit penetration is relatively low in emerging markets when compared to developed markets. For example, using our database of information compiled from financial institutions as a benchmark of credit activity, we estimate that less than 25% of the adult population in India is currently credit active. Furthermore, the widespread adoption and use of mobile phones in emerging markets have enabled greater levels of financial inclusion and access to banking and credit. We expect the populations in emerging markets to continue to become more credit active, resulting in increased demand for our services.

•
Increased Management and Monitoring of Personal Financial Information and Identity Protection by Consumers:    Demand for consumer solutions is rising with greater consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and more readily available free credit information. We estimate the number of consumer subscriptions to a credit monitoring or identity protection service has grown approximately 35% annually from 2014 through 2017. In addition, the proliferation of mobile devices has made data much more accessible, enabling consumers to manage their finances and monitor their information in real-time. We believe these trends will continue to drive growth for our consumer business.

Our Competitive Strengths
Comprehensive and Unique Datasets
Our long operating history and leadership in the industry have allowed us to build comprehensive and unique data assets that would be difficult for a new market entrant to replicate. We have over 50 petabytes of data, growing at an average rate of approximately 25% per year since 2010, representing over one billion consumers globally. Our solutions are based on a foundation of financial, credit, alternative credit, identity, bankruptcy, lien, judgment, insurance claims, healthcare, automotive and other relevant information from 90,000 data sources, including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. We keep our data current by processing approximately 4.8 billion updates each month, and we continue to identify opportunities to acquire additional data. We believe that our data is unique and differentiates us from our competitors. We own several proprietary datasets such as consumer credit information, driver violation history, healthcare eligibility information, business data and rental payment history. Internationally, our data assets also encompass alternative data, such as the voter registry in India with approximately 750 million records and the vehicle information database in South Africa with over 19 million vehicle records. We have also acquired public record datasets, which are time consuming and difficult for others to obtain and associate with the correct person. We believe we are the largest provider of scale in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers.
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

 Sophisticated and Flexible Analytics and Decisioning Capabilities
We have developed sophisticated and flexible analytics and decisioning capabilities by investing in technology, tools and people. Our technology allows us to quickly build sophisticated analytics and decisioning functionality that caters to our customers’ evolving needs. Our analysts leverage our next-generation technology and data matching capabilities to gain real-time access to our entire dataset across different data sources and run analyses across this data while remaining compliant with permitted data use. Our analysts are typically able to create data samples for model development, model validations and custom analyses in less than one day using self-serve data access. Our analysts are equipped with a diverse modeling and analytical toolkit, such as visualization and machine learning, which allows them to quickly build and deploy these capabilities. For example, our team was able to build a new loan consolidation model in our CreditVision solution in less than one day using our advanced tools, a process that would have taken weeks with legacy tools and technology. We have an experienced analytics team with substantial industry experience, complemented by a deep knowledge of consumer credit data. Our team is highly qualified with advanced degrees or doctorates in statistics, math, finance or engineering, and is instrumental in understanding customer requirements, sourcing raw data and turning that data into solutions that provide insights and decisions to solve our customers’ problems.
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

•
CreditView:    CreditView is an interactive dashboard that provides consumers with credit information and educational tools in a comprehensive, user-friendly format. Consumers are able to easily see how their credit profiles have changed over time, receive alerts on key credit changes, and simulate the impact of financial decisions on their credit score.

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

•
Insurance Coverage Discovery and Other Health Insurance:    For our healthcare customers, we offer insurance coverage discovery, coordination of benefits, and third party liability solutions, which enables the discovery of previously unidentified health insurance coverage to help both our provider and payer customers receive appropriate payment for uncompensated care and coordination of benefits payments. Our proprietary technology identifies patient accounts that qualify Disproportionate Share Hospitals (DSH), Medicare, TRICARE and commercial insurance benefits and monitors an account for up to three years for retroactive eligibility that providers may have missed.

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

 Deep and Specialized Industry Expertise
We have deep expertise in a number of attractive industry verticals including financial services, insurance and healthcare. Our expertise has allowed us to develop sophisticated vertical-specific solutions within these targeted industries that play an integral role in our customers’ decision-making processes and are often embedded into their workflows. Our team includes industry experts with significant experience in the verticals that we target and relationships with leading companies in those verticals. We also possess regulatory compliance expertise across the industries that we serve. Together, this provides us with a comprehensive understanding of business trends and insights for customers in these verticals, allowing us to build solutions that cater to these customers’ specific requirements. We have been able to apply our industry knowledge, data assets, technology and analytics capabilities to develop new solutions and revenue opportunities within key verticals. For example, in financial services, our differentiated position allowed us to anticipate the increased demand for alternative consumer lending providers such as peer-to-peer lending platforms, and we created solutions that catered to these emerging providers. In insurance, we partnered with a vehicle history data provider to launch a vehicle history score that helps insurance carriers further segment risk based on the attributes of a specific automobile. In healthcare, we developed a solution that allows healthcare providers to search for additional health insurance coverage and recover additional uncompensated care costs.
Leading Presence in Attractive International Markets
We have been operating internationally for over 30 years and have strong global brand recognition. We have strategically targeted attractive markets in both developed and emerging economies and have a diversified global presence in over 30 countries and territories and a leading presence in several attractive international markets across North America, Africa, Latin America and Asia. We have local, senior management in many of our international markets, and we believe this provides us with deeper insights into these markets and stronger relationships with our customers. We have leveraged our brand, operating history, global footprint and technology infrastructure to establish new credit bureaus in several international markets, such as Canada in 1989, India in 2001 and the Philippines in 2011. Once established, our model is to expand the services we offer within these markets and then move into adjacent emerging markets. For example, we have used our operations in Hong Kong to expand into other Asia Pacific countries and provide analytic scoring models in the Philippines, Singapore, Malaysia and Thailand. We have used our operations in South Africa to expand into neighboring African countries. We have also entered new markets through strategic acquisitions, including Colombia in 2016, and Brazil in 2011. In addition, we have been able to leverage our technology and experience from our U.S. operations to develop and grow our international operations. For example, we have expanded our CreditVision product into Canada, Hong Kong, India, Colombia and South Africa, as well as a number of our smaller Latin American markets. We have also expanded our direct-to-consumer business into Canada, India and Hong Kong and have implemented DecisionEdge across more than 600 active solutions in over 10 countries.
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
Expand our Presence in Attractive International Markets
We believe international markets present a significant opportunity for growth, as these economies continue to develop and their populations become more credit active. We have significant scale in some of the world’s fastest growing markets, which positions us well to take advantage of the favorable dynamics in these regions. We leverage solutions developed in the United States and deploy them to international markets, after localizing them to individual market requirements. For example, after launching CreditVision in the United States, we have expanded our offerings with similar solutions in Canada, Hong Kong, India, Colombia and South Africa, as well as a number of our smaller Latin American markets. In markets where we have established a presence in a particular vertical, we will expand further into adjacent verticals, such as insurance and consumer solutions. We intend to continue to expand into new geographic markets by forming alliances with financial services institutions, industry associations and other local partners, and by pursuing strategic acquisitions. Across all our international expansion initiatives, we will continue to leverage our next-generation technology to drive speed to market, scale and differentiation.
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
Pursue Strategic Acquisitions
We will continue to pursue acquisitions to accelerate growth within our existing businesses and diversify into new businesses. We are focused primarily on opportunities that are strategic to us, including opportunities that expand our geographic footprint, increase the breadth and depth of our datasets, enhance our services, provide us with industry expertise in our key verticals and deepen our presence in our international markets. For example, our acquisition of FactorTrust, Inc. in November 2017 reinforces our position as a provider of consumer reporting models that capture a wide range of positive payment behaviors. Our October 2017 acquisition of eBureau, LLC, a leading provider of custom analytic solutions with both credit-risk and anti-fraud applications, demonstrates our commitment to build upon our success as a source of groundbreaking, versatile data and analytics capabilities. We also have expanded into new countries such as Brazil and Chile and in Colombia with our acquisition of Central de Informacion Financiera S.A. (“CIFIN”) in 2016. CIFIN is one of two primary credit bureaus in Colombia, a country with a population greater than 48 million. We have also enhanced our domestic healthcare offerings through various acquisitions over the past few years. For example our 2016 acquisitions of RTech Healthcare Revenue Technologies, Inc. (“RTech”) and Auditz, LLC, (“Auditz”), two entities with proprietary technology that helps healthcare providers protect revenue and identify and recover payments. Other recent examples include our December 2015 acquisition of Trustev, Ltd., a provider of digital verification technology to multiple industries, our November 2014 acquisition of DHI, a provider of traffic violations and criminal court data, our October 2014 acquisition of L2C, an innovator in predictive analytics using alternative data that is able to provide risk perspectives on non-traditional and non-credit active consumers and our December 2013 acquisition of TLO’s assets, providing data solutions leveraging proprietary public records data for identity authentication, fraud prevention and debt recover. From time to time, we may also seek to increase our investments in foreign entities in which we have less than a 100% equity interest, as we did with Credit Information Bureau (India) Limited (“CIBIL”) in India in 2014 through 2017, increasing our ownership to over 92%. We have a strong track record of integrating acquisitions and driving long-term value creation, and we will continue to maintain a disciplined approach to pursuing acquisitions.
Segment Overview
We manage our business and report our financial results in three reportable segments: USIS, International and Consumer Interactive. We also report expenses for Corporate, which provides shared services and conducts enterprise functions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 16,”Reportable Segments,” for further information about our reportable segments.
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
Online Data Services
Online Data Services encompass services delivered in real-time, using both credit and public record datasets. These services include credit reports and predictive scores delivered to qualified businesses to help them assess the risk of prospective consumers seeking to access credit or insurance. We also provide online reports that link public record datasets for qualified businesses that seek to locate consumers or specific assets, or investigate relationships among consumers, businesses and locations. Collectively, the reports, characteristics and scores, with variations tailored for specific industries, form the basis of Online Data Services. We also provide online services to help businesses manage fraud and authenticate a consumer’s identity when they initiate a new business relationship. Our fraud database, which is updated daily, contains data elements such as addresses and Social Security numbers from multiple sources that alert businesses to identities associated with known or suspected fraudulent activity. Additionally, we provide data to businesses to help them satisfy “know your customer” compliance requirements and to confirm an individual’s identity. Revenue from Online Data Services accounted for approximately 64% of our USIS revenue in 2017.
Marketing Services
Marketing Services help businesses proactively acquire new customers, cross-sell to existing customers and monitor and manage risk in their existing portfolios. We help our customers develop marketing lists of prospects via direct mail, web and mobile. Our databases are used by our customers to contact individuals to extend firm offers of credit or insurance. We provide portfolio review services, which are periodic reviews of our customers’ existing accounts, to help our customers develop cross-selling offers to their existing customers and monitor and manage risk in their existing consumer portfolios. We also provide trigger services which are daily notifications of changes to a consumer profile. Revenue from Marketing Services accounted for approximately 16% of our USIS revenue in 2017.
Decision Services
Decision Services, our software-as-a-service offerings, include a number of platforms that help businesses interpret data, visualize insights, predict model results and apply their customer-specific criteria to facilitate real-time automated decisions at the time of customer interaction. Our customers use Decision Services to evaluate business risks and opportunities, including those associated with new consumer credit and checking accounts, insurance applications, account collection, patient registrations and apartment rental requests. Revenue from Decision Services accounted for approximately 20% of our USIS revenue in 2017.
 These core capabilities and delivery platforms in our USIS segment allow us to serve a broad set of customers and business issues. We offer our services to customers in the financial services, insurance, healthcare and other industries. In financial services we serve eight of the top ten banks in all facets of the customer lifecycle from acquisition through account management to collections. For example, our customers use our CreditVision solutions, which is based on 30 months of time series data and delivered across all our platforms, to bring insight to the velocity and magnitude of change in consumer risk over time, allowing them to segment risk with greater precision. They use CreditVision Link to evaluate risk in consumer populations who have little or no traditional financial behavioral data. We also recently introduced Prama, a portfolio of tools that provide customer access to massive analytic datasets for gaining insights into market trends and portfolio performance. In addition, our AdFuel capabilities power digital media campaigns with highly targeted audiences for the financial services and insurance industries.  In insurance, fourteen of the top fifteen auto insurance carriers use TransUnion services to improve the speed and accuracy of quoting and underwriting policies, improving the consumer shopping experience and lowering costs for the carriers. We do this by providing pre-fill services that use our data assets to populate an application once basic identity information is supplied by the consumer, then use our driver violation data, insurance and asset risk scores, and fraud detection tools to provide a quote that is more consistent with the final premium than previous methods used. In healthcare, thousands of healthcare providers and over 1,000 hospitals use our revenue cycle management solutions to verify patient identity, check insurance eligibility and patient capacity to pay, estimate patient payment amounts and if needed, qualify patients for federal, state and local entitlement programs.
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
Developed Markets
We offer online data services, marketing services and decision services in Canada and Hong Kong. Revenue from these developed markets accounted for approximately 35% of our International revenue in 2017.
Canada: We have operated in Canada since 1989 and are one of only two nationwide consumer reporting agencies in the Canadian market. We operate across multiple verticals in Canada with leading positions in insurance and automotive with a strong and growing presence in financial services. Our Canadian customer base encompasses some of the largest companies in their verticals, including the top five largest banks, eight of the largest credit card issuers, eight of the top ten insurance companies and the top nine auto manufacturer lenders. We have recently grown our operations in Canada by acquiring new customers and we expect to continue to grow by introducing innovative new solutions, such as CreditVision and DecisionEdge, by increasing our presence with existing customers and by growing our market share with businesses and consumers.
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
Emerging Markets
Together with our unconsolidated subsidiaries, we also provide online data services, marketing services and decision services in emerging markets, such as South Africa, Brazil, India and other countries in the Africa, Latin America and Asia Pacific regions. Once credit databases are established in these markets, we can introduce services that have demonstrated success in developed markets. We believe that our flexible approach to forming local partnerships has allowed us to establish a foothold in certain emerging markets where our major competitors have not, such as in India and the Philippines. We also believe that our presence in emerging markets helps foster the growth and development of economies in these markets, thereby resulting in an accelerated demand for credit information services and analytics. Revenue from emerging markets accounted for approximately 65% of our International revenue in 2017.
Africa: We launched our operations in Africa by entering South Africa in 1993. We are highly diversified and serve a variety of industries through traditional consumer credit reporting services, insurance solutions, auto information solutions, commercial credit information services and consumer solutions in South Africa. We are a primary risk and information solutions provider in South Africa for two of the top four banks, nine of the top ten retailers, six of the seven top dealer groups and the top six insurers. We manage the database of all personal claims, policy and vehicle information on behalf of the South African Insurance Association and offer innovative solutions throughout the policy lifecycle. Our extensive vehicle information database in South Africa, which has over 19 million vehicle records and includes unique vehicle identifier codes, differentiates us from other providers. Our leading presence in South Africa has allowed us to expand into surrounding countries including Kenya, Namibia, Swaziland, Botswana, Zambia, Rwanda, and Malawi. We are currently rolling out our next-generation technology to our South African operations, which will make us the only provider with a big data platform in Africa and will provide us with further competitive advantages.
Latin America: We have been active in Latin America since 1985 when we entered the Puerto Rican market, and we have operations in numerous Central and South American countries, including a strong presence in Colombia, where in February 2016 we acquired CIFIN, one of two primary credit bureaus in Colombia. CIFIN collects data from more than 3,000 traditional and alternate data sources, processes over 310 million transactions annually and can provide credit reports and scores on nearly all individuals and 2.5 million businesses. CIFIN has over three thousand customers across multiple industries, including the top five private banks and telecommunications companies and seven of the top ten nonlife insurance companies. In Brazil, we are a leading provider in decisioning with over 100 customers and over 38 million transactions processed monthly across key industry verticals. We believe we have the most extensive alternative database in Brazil with information on over 200 million consumers and 35 million companies. Our customer base in Brazil includes eight of the top ten banks, thirteen of the top fifteen automotive insurance carriers, four of the top five telecommunications groups and the largest Latin America online sales site. We also have a significant credit bureau business in the Dominican Republic and a 25.69% ownership interest in Trans Union de México, S.A., the primary credit reporting agency in Mexico. In Guatemala, we maintain a centralized database that services Guatemala, Honduras, Nicaragua and Costa Rica. We also acquired a Chilean credit reporting agency in 2010.
India: In 2001, we partnered with prominent Indian financial institutions to create CIBIL, the first consumer and business credit reporting agency in India. In 2014, we acquired a majority interest in CIBIL and further increased our ownership interest to over

92% in 2017. We now include their results in our consolidated financial statements. We are CIBIL’s sole technology, analytics and decision services provider for its consumer risk information services business. In the absence of a comprehensive national ID, we created an innovative matching algorithm that allowed us to create the most extensive consumer credit database in India. Our credit database includes information on over 300 million consumers and over 15 million business entities.
In addition, we own or have access to several non-credit data sources that we use to enhance our solutions. These include the national voters registry with nearly 790 million records and the national ID database with over 1.1 billion records, as well as other sources such as the confirmed and suspected fraud registry, property registry and tax ID database. We offer a suite of risk and information solutions across the credit lifecycle for banks, telecommunication companies and insurance companies. Our suite of offerings includes analytics and decisioning solutions that enable our customers to make faster decisions. We are the primary risk and information solutions provider for financial institutions in India and our customers include all of the top twenty banks. We developed and launched the first generic credit score for India in 2007, which is the most widely used and adopted credit score across the financial services industry in India. In addition to our business solutions, we also offer consumer solutions such as online credit reports and scores.
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
Direct: We provide services directly to consumers, primarily on a subscription basis through websites and mobile applications. Product features include credit reports, credit scores and analysis, alerts to changes in credit information, debt analysis, debt and retirement calculators, identity protection services, and the ability to restrict third-party access to a consumer’s TransUnion and Equifax credit reports through our paid subscription offering. We complement these features with educational content that explains how credit and financial data is used in various industries to evaluate consumers and how a consumer’s financial choices impact this evaluation. Our integrated, data-driven marketing strategy spans multiple channels including paid search, online display and email, which allows us to efficiently acquire and retain high quality consumers.
Indirect: We also provide our services to partners who may offer them on a stand-alone basis or with their own or other branded services as a bundle to consumers, governmental agencies and businesses in support of fraud or credit protection, credit monitoring, identity authentication, or as a means to engage with and acquire consumers. We offer a broad suite of solutions that include many of the features, educational content and customer support available in our direct channel. We have taken a proactive and flexible partnership approach, which has resulted in long-term strategic relationships with some of the largest providers of credit information or identity protection services in the U.S. consumer market as well as with several large financial institutions. Through these partnerships, we have significantly expanded the overall market as well as the reach of our business.
Corporate
Corporate provides support services to each segment, holds investments and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the segments remain in Corporate. These costs are primarily enterprise-level costs and are administrative in nature.
Markets and Customers
We have a highly diversified customer base, with our largest customer accounting for approximately 5% of revenue in both 2017 and 2016. Our top ten customers accounted for approximately 19% of revenue in 2017 and 20% in 2016. Our customers include companies across multiple industries, including financial services, insurance and healthcare. A substantial portion of our revenue is derived from companies in the financial services industry.

We have a presence in over 30 countries and territories including the United States, South Africa, Brazil, Canada, Hong Kong, India, and other countries in Africa, Asia and Latin America. The following table summarizes our revenue based on the region where the revenue was earned:

	Twelve Months Ended December 31,
	2017	2016	2015
Domestic	82%	82%	82%
International	18%	18%	18%
The following table summarizes our assets based on the segment in which such assets are held as of the dates shown below:

	December 31,
(in millions)	2017	2016	2015
U.S. Information Services	$3,070.9	$2,762.8	$2,762.9
International	1,538.0	1,460.1	1,169.0
Consumer Interactive	431.9	417.7	404.0
Corporate	77.7	140.6	106.9
Total	$5,118.5	$4,781.2	$4,442.8
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
 We believe that our technology is at the core of our innovative solutions, and we continually invest in our technology and thought leaders to be a market leader. We continue to make significant investments in our technology infrastructure to leverage the latest big data and analytics technologies. We believe that our next-generation platform enables us to be quicker, more efficient and more cost-effective across each step of our process chain, including receiving, consolidating and updating data, implementing analytics and decisioning capabilities, creating innovative solutions, delivering those solutions to our customers and incorporating customer feedback. Our platform has significant scale and capacity and enables us to deliver actionable information immediately to our customers. Our technology infrastructure gives us the ability to organize and handle high volumes of disparate data, maintain and improve our delivery speeds, increase availability and enhance our product development capabilities, while at the same time lowering our overall cost structure.
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
Employees
As of December 31, 2017, we employed approximately 5,100 employees throughout the world. Other than certain employees in Brazil, none of our employees is currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.
Our History
TransUnion Corp. was spun-off from its parent, Marmon Holdings, Inc. in 2005 to the Pritzker family. On June 15, 2010, an affiliate of Madison Dearborn Partners, LLC, on behalf of certain of its investment funds, acquired 51.0% of our outstanding common stock from the Pritzker family and certain employee and director stockholders of TransUnion Corp. On April 30, 2012, TransUnion Corp. was acquired by TransUnion Holding Company, Inc., substantially all the common stock of which was owned by Advent-TransUnion Acquisition Limited Partnership (the “Advent Investor”), and GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., Spartan Shield Holdings, GS Capital Partners Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holding, L.P., Opportunity Partners Offshore-B Co-Invest AIV, L.P. (the “GS Investors” and, together with the Advent Investor, the “Sponsors”), and became TransUnion Holding Company, Inc.’s wholly-owned subsidiary. On March 26, 2015, TransUnion Holding Company, Inc. was renamed TransUnion and TransUnion Corp. was renamed TransUnion Intermediate Holdings, Inc. On June 30, 2015, we completed the initial public offering of 33,977,273 shares of our common stock, including shares sold to the underwriters pursuant to their over-allotment option, at a public offering price of $22.50 per share. Our stock trades on the New York Stock Exchange under the ticker “TRU.”
Legal and Regulatory Matters
Compliance with legal and regulatory requirements is a top priority. Numerous laws govern the collection, protection, dissemination and use of the non-public personal information we have in our possession. These laws are enforced by federal, state and local regulatory agencies, foreign regulatory authorities and, in some instances, through private civil litigation.
We proactively manage our compliance with laws and regulations through a dedicated legal and compliance team that is generally locally sourced and tasked to ensure that enterprise standards are followed. To that end, we have legal and compliance personnel situated at business operations in the United States, Brazil, Canada, Colombia, Hong Kong, India and South Africa. All such personnel report to the functional department leaders, who are located in our corporate offices in Chicago, Illinois. Through the legal and compliance functions, we provide training to our associates, monitor all material laws and regulations, establish compliance policies, routinely review internal processes to determine whether business practice changes are warranted, assist in the development of new services, and promote regular meetings with principal regulators and legislators to establish transparency of our operations and create a means to understand and react should any issues arise. In addition, as a controlled financial company of a U.S. bank holding company, we have committed to implement certain compliance programs as directed by that bank holding company pursuant to the Amended and Restated Major Stockholders’ Agreement (as later defined).
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

•
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”): A central purpose of the Dodd-Frank Act is to “protect consumers from abusive financial services practices, and for other purposes.” An important new regulatory body created by Title X of the Dodd-Frank Act is the CFPB. The CFPB, through rulemaking, confirmed that the Company is subject to the examination and supervision of the CFPB, and such examinations began in 2012. In addition to transferring authority under certain existing laws to the CFPB and providing it with examination and supervisory authority, the Dodd-Frank Act also prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial products and provides the CFPB with authority to enforce those provisions. The CFPB has stated that its UDAAP authority may allow it to find statutory violations even where a specific regulation does not prohibit the relevant conduct, or prior published regulatory guidance or judicial interpretation has found the activity to be in accordance with law.

•
State unfair practices acts: Many state have enacted statutes that prohibit unfair and deceptive marketing acts and practices within the state. The Company and others in the industry may be subject to these acts with respect to the marketing of consumer credit information products.

•
Gramm-Leach Bliley Act (the “GLBA”): The GLBA regulates the receipt, use and disclosure of non-public personal information of consumers that is held by financial institutions, including us. Several of our datasets are subject to GLBA provisions, including limitations on the use or disclosure of the underlying data and rules relating to the technological, physical and administrative safeguarding of non-public personal information. Violation of the GLBA can result in civil and criminal liability. Regulatory enforcement of the GLBA is under the purview of the FTC, the federal prudential banking regulators, the SEC and state attorneys general, acting alone or in concert with each other.

•
Drivers’ Privacy Protection Act (the “DPPA”): The DPPA requires all states to safeguard certain personal information included in licensed drivers’ motor vehicle records from improper use or disclosure. Protected information includes the driver’s name, address, phone number, Social Security Number, driver identification number, photograph, height, weight, gender, age, certain medical or disability information and, in some states, fingerprints, but does not include information on vehicular accidents, driving violations and driver’s status. The DPPA limits the use of this information sourced from State departments of motor vehicles to certain specified purposes, and does not apply if a driver has consented to the release of their data. The DPPA imposes criminal fines for non-compliance and grants individuals a private right of action, including actual and punitive damages and attorneys’ fees. The DPPA provides a federal baseline of protections for individuals, and is only partially preemptive, meaning that except in a few narrow circumstances, state legislatures may pass laws to supplement the protections made by the DPPA. Many States are more restrictive than the federal law.

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
International Data and Privacy Protection
We are subject to data protection, privacy and consumer credit laws and regulations in the foreign countries where we conduct business. These laws and regulations include, but are not limited to, the following:

•
South Africa: National Credit Act of 2005 (the “NCA”) - The NCA and its implementing regulations govern credit bureaus and consumer credit information. The NCA sets standards for filing, retaining and reporting consumer credit information. The NCA also defines consumers’ rights with respect to accessing their own information and addresses the process for disputing information in a credit file. The NCA is enforced by The National Credit Regulator who has authority to supervise and examine credit bureaus.

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
Additional Information
Through our corporate website under the heading “Investors,” at http://www.transunion.com, you can access electronic copies of our governing documents free of charge, including our Governance Guidelines and the charters of the committees of our Board of Directors. In addition, through our website, you can access the documents we file with the U.S. Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after we file or furnish them. You also may request printed copies of our SEC filings or governance documents, free of charge, by writing to our corporate secretary at the address on the cover of this report. Information contained on our website is not incorporated herein by reference and should not be considered part of this report.
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
As of December 31, 2017, the book value of our debt was approximately $2.5 billion consisting of outstanding borrowings under Trans Union LLC’s senior secured credit facility. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including with respect to our indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	expose us to the risk of increased interest rates as certain of our borrowings, including Trans Union LLC’s senior secured credit facility, are at variable rates of interest;

•	limit our ability to pay dividends;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared with our less-leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement governing our debt limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional debt, the priority of that debt may impact the ability of existing debt holders to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us, subject to collateral arrangements. These restrictions will also not prevent us from incurring obligations that do not constitute indebtedness. We also have the ability to request incremental loans up to the greater of $675.0 million and 100% of consolidated EBITDA on the same terms under the existing senior secured credit facility, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25 to 1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control as discussed above. Our total scheduled principal repayments of debt made in 2017 and 2016 were $32.5 million and $49.3 million, respectively. Our total interest expense for 2017 and 2016 was $87.6 million and $85.5 million, respectively. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing Trans Union LLC’s senior secured credit facility restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the covenants of the credit agreement governing our senior secured credit facility, TransUnion Intermediate is restricted from making certain payments, including dividend payments to TransUnion, subject to certain exceptions.
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
Our largest customers, and therefore our business and revenues, depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenues are concentrated among certain customers and in distinct geographic regions, particularly in the United States. Our product offerings are also concentrated by varying degrees across different industries, particularly the financial services and insurance industries in the United States where we derived approximately 70.9% of our USIS segment revenues in 2017. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and revenue. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.
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
We own and host a large amount of sensitive and confidential consumer information including financial information, personally identifiable information and protected health information. This data is often accessed through secure transmissions over public and private networks, including the internet. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot assure you that systems that access our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, DDoS attacks or other advanced persistent attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. We must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Several recent, highly publicized data incidents and DDoS attacks, including at Equifax, have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure, loss or corruption of our data or inability of our customers to access our systems could disrupt our operations, subject us to substantial legal liability, result in a material loss of business and significantly harm our reputation.
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
Our services and products depend extensively upon continued access to and receipt of data from external sources, including data received from customers, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security incidents, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.
Our businesses are subject to regulation under the FCRA, the GLBA, the DPPA, HIPAA, HITECH, the Dodd-Frank Act, the FTC Act and various other international, federal, state and local laws and regulations. See “Business-Legal and Regulatory Matters” for a description of select regulatory regimes to which we are subject. These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information available in the marketplace, are complex, change frequently and have tended to become more stringent over time. We already incur significant expenses in our attempt to ensure compliance with these laws.
Currently, public concern is high with regard to the operation of credit reporting agencies in the United States, as well as the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information, department of motor vehicle data and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the collection and use of this type of personal information. The data incident announced by Equifax on September 7, 2017, has resulted in significantly increased legislative and regulatory activity at the federal and state levels as lawmakers and regulators continue to propose a wide range of further restrictions on the collection, dissemination or commercial use of personal information, information security standards, data security incident disclosure standards and requirements to provide certain of our services to consumers free of charge. This and additional legislative or regulatory efforts in the United States, or action by Executive Order of the President of the United States, could further regulate credit reporting agencies and the collection, use, communication, access, accuracy, obsolescence, sharing, correction and security of this personal information. Similar initiatives are underway in various other countries in which we do business. In addition, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.
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
The Goldman Sachs Group, Inc. (“Goldman”), affiliates of which own approximately 10.8% of the voting and economic interest in our business, is regulated as a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act imposes regulations and requirements on Goldman and on any company that is deemed to be “controlled” by Goldman for purposes of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) promulgated thereunder. Due to the size of its voting and economic interest in us, Goldman is deemed to control us for purposes of the BHC Act. We will remain subject to this regulatory regime until Goldman is no longer deemed to control us for purposes of the BHC Act, which we do not have the ability to control and which will not occur until Goldman has further reduced its voting and economic interest in us.
As a deemed controlled company under the BHC Act, we are restricted from engaging in activities that are not permissible for financial holding companies to engage in under the BHC Act, or the regulations promulgated thereunder. Permitted activities for a financial holding company or any of its controlled companies generally include activities that the Federal Reserve has previously determined to be financial in nature, closely related to banking, incidental to a financial activity, or complementary to a financial activity if the activity does not pose a safety and soundness risk, such as those that we provide. Restrictions placed on Goldman as a result of supervisory or enforcement actions under the BHC Act or otherwise may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. The Federal Reserve could exercise its power to restrict us from engaging in any activity that, in the Federal Reserve’s opinion, is unauthorized for us or constitutes an unsafe or unsound business practice. To the extent that the Federal Reserve’s regulations impose limitations on our business, we may be at a competitive disadvantage to those of our competitors that are not subject to such regulations. Additionally, any failure of Goldman to maintain its status as a financial holding company could result in further limitations on our activities and our growth.
As a deemed controlled company under the BHC Act, we are subject to examination by the Federal Reserve and required to provide information and reports for use by the Federal Reserve under the BHC Act. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. In addition, we are considered a “banking entity” and subject to the restrictions of Section 13 of the BHC Act, otherwise known as the “Volcker Rule.” As such, we are restricted (subject to certain exemptions and exclusions) from engaging in proprietary trading and from acquiring or retaining any ownership interest in, or sponsoring, a covered fund (which includes most private equity funds and hedge funds), subject to satisfying certain conditions, and, in certain circumstances, from engaging in credit related and other transactions with such funds.
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
The Office of the Comptroller of the Currency’s (the “OCC”) guidance to national banks and federal savings associations on assessing and managing risks associated with third-party relationships, which include all business arrangements between a bank and another entity, by contract or otherwise, requires banks to exercise comprehensive oversight throughout each phase of a bank’s business arrangement with third-party service providers, and instructs banks to adopt risk management processes commensurate with the level of risk and complexity of its third-party relationships. The OCC expects especially rigorous oversight of third-party relationships that involve certain “critical activities.” In light of this guidance, our existing or potential financial services customers subject to OCC regulation may continue to revise their third-party risk management policies and processes and the terms on which they do business with us, which may adversely affect our relationship with such customers.
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
See “Legal Proceedings” for further information regarding other material pending litigation or investigations.

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
For example, in 2017, the revenues from our International segment were positively impacted by 3.5% as a result of the strengthening South African rand, Indian rupee, Brazilian real and Canadian dollar, and in 2016, the revenue from our International segment were negatively impacted by 6.3%, primarily as a result of the weakening Canadian dollar, South African rand, Indian rupee and Brazilian real. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Twelve Months Ended December 31, 2017, 2016 and 2015-Revenue-International Segment.” As we continue to expand our business, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could adversely affect our business, financial condition and results of operations.
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
On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. Among other things, the Act reduces the U.S. corporate income tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. For the year ended December 31, 2017, our tax provision included adjustments for certain items for which the accounting is incomplete but for which we have made a reasonable estimate. Our 2017 tax provision did not include adjustments for certain items for which the accounting is incomplete and for which we were unable to make a reasonable estimate. We will refine and complete these adjustments in 2018 as further guidance is provided by the Financial Accounting Standards Board (“FASB”) and our analysis is completed. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Act, we will use what we believe are reasonable interpretations and assumptions in applying the Act, but it is possible that the IRS or the FASB could issue subsequent guidance or take positions that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.

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

•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class; and

•
that certain provisions may be amended only by the affirmative vote of at least 66 2⁄3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class.

 These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
Our ability to pay cash dividends may be limited by the terms of our secured credit facility.
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. We expect to commence paying dividends pursuant to this policy in the second quarter of 2018. The terms of our senior secured credit facility impose certain limitations on our ability to pay dividends. We may, however, declare and pay cash dividends up to an unlimited amount unless a default or event of default exists under the senior secured credit facility. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. general accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, any failure to maintain the adequacy of internal control over financial reporting, or any consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business, which in turn, could cause the market value of our stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Properties
Our corporate headquarters and main data center are located in Chicago, Illinois, in an office building that we own. We also own a data center building in Hamilton, Ontario, Canada. As of December 31, 2017, we lease space in over 70 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion.
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
The parties re-engaged in settlement discussions as directed by the District Court. Pursuant to those discussions the parties agreed to modify the initial agreed settlement and resubmit a new proposed settlement for consideration and approval. The revised settlement is substantially similar to the original agreed settlement described above with the following modifications: 1) each defendant agreed to contribute an equal additional sum so that $1.0 million in additional funds would be added to the original settlement proposal; and 2) each defendant agreed to provide one free credit report and VantageScore® to each class member in lieu of any monetary award to that class member. Such modifications were not material to TransUnion or its businesses. The District Court held a fairness hearing and approved the settlement on December 11, 2017.
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
In Ramirez v. Trans Union LLC, (No. 3:12-cv-00632-JSC, United States District Court for the Northern District of California), filed in 2012, the plaintiff has alleged that: the OFAC Alert service does not comply with the Cortez ruling; we have willfully violated the Fair Credit Reporting Act (“FCRA”) and the corresponding California state-FCRA based on the Cortez ruling by continuing to offer the OFAC Alert service; and there are one or more classes of individuals who should be entitled to statutory damages (i.e., $100 to $5,000 per person) based on the allegedly willful violations. In addition to the Ramirez action, the same lawyers representing Ramirez (who also represented the plaintiff in Cortez) filed two additional alleged class actions in 2012 (Miller v. Trans Union, LLC, No. 12-1715-WJN, United States District Court for the Middle District of Pennsylvania; and Larson v. Trans Union, LLC, No. 12-5726-JSC, United States District Court for the Northern District of California) and one in 2014 (Amit Patel, et al. v. TransUnion LLC, TransUnion Rental Screening Solutions, Inc. and TransUnion Background Data Solutions, No. 14-cv-0522-LB, United States District Court for the Northern District of California) claiming that our process for disclosing OFAC information to consumers, or how we match OFAC information to a consumer’s name or other identifying information, violates the FCRA and, in some instances, the corresponding California state-FCRA. In addition to the OFAC allegations, the plaintiff in the Patel action seeks to collapse all TransUnion FCRA regulated entities into a single entity. In July 2014, the Court in Ramirez certified a class of approximately 8,000 individuals solely for purposes of statutory damages if TransUnion is ultimately found to have willfully violated the FCRA, and a sub-class of California residents solely for purposes of injunctive relief under the California Consumer Credit Reporting Agencies Act. While the Court noted that the plaintiff is not seeking any actual monetary damage, the class certification order was predicated on a disputed question of Ninth Circuit law (currently there is a conflict between the federal circuits) that is awaiting action by the United States Supreme Court. Our motions to stay the Ramirez, Miller and Larson proceedings were granted and the proceedings stayed pending action by the U.S. Supreme Court in Spokeo v. Robins. In June 2015, the Court in Patel certified a national class of approximately 11,000 individuals with respect to allegations that TransUnion willfully violated the FCRA by failing to maintain and follow reasonable procedures to ensure the maximum possible accuracy of their information, and a national subclass of approximately 3,000 individuals with respect to allegations that TransUnion willfully violated the FCRA by failing to provide consumers with all information in their files. In September 2015, our motion to stay the Patel proceedings was granted and the proceedings stayed pending action by the U.S. Supreme Court in Spokeo v. Robins.

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
As a result of mediation on May 15, 2017 and without admitting any wrongdoing, we agreed, with the consent of our insurance carrier, to the terms of an $8.0 million settlement of all class, subclass and individual claims in the Patel matter, which was primarily accrued in the prior year. On October 26, 2017, the Court granted preliminary approval of the settlement. The settlement administrator has mailed notice of the settlement to the class members who have until February 21, 2018 to file a claim for damages or object to the settlement. The final approval hearing is scheduled for March 8, 2018. If the settlement is not ultimately approved by the Court, we intend to continue to defend this matter vigorously.
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
We have posted a bond at nominal cost to stay the execution of the judgment pending resolution of post-judgment motions that were filed with the trial court and the subsequent appeal. In November 2017, the trial court denied our post-trial motions for judgment as a matter of law, a new trial and a reduction on the jury verdict, and we appealed the Ramirez ruling to the United States Court of Appeals for the Ninth Circuit. Despite the jury verdict, we continue to believe that we have not willfully violated any law and have meritorious grounds for seeking modification of the judgment at the trial court or on appeal. Given the complexity and uncertainties associated with the outcome of the current and any subsequent appeals, there is a wide range of potential results, from vacating the judgment in its entirety to upholding some or all aspects of the judgment. As of December 31, 2017, we have recorded a charge for this matter equal to our current estimate of probable losses for statutory damages, net of amounts we expect to receive from our insurance carriers, the impact of which is not material to our financial condition or results of operations. We have not, however, recorded an accrual with respect to the punitive damages awarded by the jury since it is not probable, based on current legal precedent, that an award for punitive damages in conjunction with statutory damages for the alleged conduct will survive the post-judgment actions. We currently estimate, however, that the reasonably possible loss in future periods for punitive damages falls within a range from zero to something less than the amount of the statutory damages awarded by the jury. This estimate is based on currently available information. As available information changes, our estimates may change as well. We believe we will have some level of insurance coverage for the damage award and the legal fees and expenses we have incurred and will incur for defending this matter should this matter be unfavorably resolved against us after exhaustion of our post-judgment options.
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

Cases currently pending that name TransUnion, allege a legal violation of this nature and assert a class claim are: Olga Anderson, Kim Breeden and Brenda Walker v. Trans Union, LLC (No.3:16-cv-558-MHL, United States District Court for the Eastern District of Virginia, filed 2016); Carolyn Clark v. Trans Union, LLC (No. 3:15-cv-00391-MHL, United States District Court for the Eastern District of Virginia, filed 2015); Deidre Dennis v. Trans Union, LLC (No. 2:14-cv-02865-MSG, United States District Court for the Eastern District of Pennsylvania, filed 2014); Brigitte A. Jakob v. Trans Union LLC (No. 2:17-cv-01247, United States District Court for the Eastern District of Wisconsin, filed September 14, 2017); Treva Sudell Jones v. Trans Union LLC (No. 1:17-cv-01167, United States District Court for the Western District of Tennessee, filed August 31, 2017); Herbert Lustig v. Trans Union, LLC (No.2:17-cv-01175-GAM, Untied States District Court for the Eastern District of Pennsylvania, filed 2017); David Matthews and Brenda Matthews v. Trans Union, LLC (No. 2:17-cv-01825-JS, United States District Court for the Eastern District of Pennsylvania, filed 2017); Paul K. Nair v. Trans Union LLC (No. 1:17-cv-05496, United States District Court for the Southern District of New York, filed July 19, 2017); Wendy Newcomb v. Trans Union LLC (No. 1:17-cv-11797, United States District Court, District of Massachusetts, filed September 19, 2017); Rebecca Anne Peters v. Trans Union LLC (No. 2:17-cv-01273, United States District Court for the Northern District of Alabama, filed July 28, 2017); and Juan De La Rosa v. TransUnion LLC (No. 1:18-cv-00073, United States Court for the Southern District of New York, filed January 4, 2018). In the third quarter of 2017, we agreed to settle the Florence Morris v. Trans Union, LLC (No.3:17-cv-00511-BEN-AGS, United States District Court for the Southern District of California, filed 2017); Jeffrey Andree v. Trans Union, LLC (No.1:16-cv-01404-JTN-ESC, United States District Court for the Western District of Michigan, filed 2016); and Candace Anderson et al v. Trans Union, LLC (No.2:16-cv-12873-DML-APP, United States District Court for the Eastern District of Michigan, filed 2016) matters on terms that have not had and will not have a material impact on our financial condition or results of operations.
TransUnion believes it has valid defenses to each of these actions and intends to vigorously defend against the claims.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS
Our executive officers, and their positions and ages as of February 12, 2018, are set forth below:

Name	Age	Position
James M. Peck	54	Director, President & Chief Executive Officer
Todd M. Cello	42	Executive Vice President & Chief Financial Officer
John W. Blenke	62	Executive Vice President & Corporate General Counsel
Christopher A. Cartwright	52	Executive Vice President-U.S. Information Services
John T. Danaher	53	Executive Vice President-Consumer Interactive
Gerald M. McCarthy, Jr.	48	Executive Vice President-Healthcare
David M. Neenan	52	Executive Vice President-International
James M. Peck joined the Company in December 2012 as President and Chief Executive Officer. Mr. Peck has more than 20 years of information management, global product development and engineering experience. He has led TransUnion through a transformation into a higher-growth, higher-margin business by setting and executing a strong strategy focused on enhancing the Company’s data, technology and analytics capabilities and achieving growth in key industry verticals and international markets. Prior to TransUnion, Mr. Peck was with Reed Elsevier, a FTSE 100 company, where he served as CEO of the LexisNexis Risk Solutions business from 2004-2012. Prior to 2004, Mr. Peck was the Senior Vice President and Chief Product Officer for the LexisNexis group. Previously, Mr. Peck was the Senior Vice President of Product Development with Celera Genomics, a bio-technology firm that sequenced the human genome. Prior to that, he spent a decade at LexisNexis in engineering and executive roles to manage and build information solutions. He also serves on the boards of CCC Information Services, Inc. and the Museum of Science and Industry, Chicago.
Todd M. Cello joined the Company in October 1997 and has held numerous roles with increasing levels of responsibility in the corporate finance department. Mr. Cello has served as our Executive Vice President and Chief Financial Officer since August 2017. Prior to his current role, Mr. Cello served as Senior Vice President and International CFO from August 2015 to August 2017, overseeing financial operations for the International segment. Prior to that, Mr. Cello served as Vice President, Financial Planning and Analysis from January 2009 to August 2015, overseeing the enterprise financial planning and analysis function, where he played a lead role in the two leveraged buyouts of TransUnion in 2010 and 2012 and the initial public offering of TransUnion in 2015. Prior to that, Mr. Cello served as Vice President and US Information Services CFO from October 2005 to December 2008, overseeing financial operations of our USIS segment. Mr. Cello also serves on the board of Kaleidoscope, a Chicago-based non-profit child welfare agency.
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
Our executive officers are elected annually by our Board of Directors. There are no family relationships among any of the Company’s executive officers.

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

Period	Low	High
First quarter 2016	$20.43	$27.98
Second quarter 2016	$26.48	$33.70
Third quarter 2016	$31.57	$35.79
Fourth quarter 2016	$28.92	$34.50
First quarter 2017	$30.74	$38.76
Second quarter 2017	$37.64	$44.88
Third quarter 2017	$41.07	$49.46
Fourth quarter 2017	$46.92	$56.77
Holders of Record
As of January 31, 2018, we had 35 stockholders of record. We have a greater number of beneficial owners of our stock who own their shares through brokerage firms and other nominees.
Dividends
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. We expect to commence paying dividends pursuant to this policy in the second quarter of 2018. The terms of our senior secured credit facility impose certain limitations on our ability to pay dividends. We may, however, declare and pay cash dividends up to an unlimited amount unless a default or event of default exists under the senior secured credit facility. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Debt” and Part II, Item 8, “Financial statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 10, “Debt,” for a description of the restrictions under our senior secured credit facility on our ability to pay dividends.
We did not declare or pay dividends to the holders of our common stock in the twelve months ended December 31, 2017 or 2016.
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

(1)
On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of our common stock through February 13, 2020. Our board of directors removed the three-year time limitation on February 8, 2018. Prior to the fourth quarter of 2017, we had purchased approximately $133.4 million of common stock under the program and may purchase up to an additional $166.6 million. Additional repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of TransUnion under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison of cumulative total return for the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financials Index from June 25, 2015, the date the Company’s common stock commenced trading on the NYSE, through December 31, 2017. The graph assumes that $100 was invested at market close on June 25, 2015, in each of the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financial Index. The cumulative total returns for the Russell 3000 and the Dow Jones U.S. Financial Index assume reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data for the periods ended and as of the dates indicated below.
We have derived the selected historical consolidated financial data as of December 31, 2017 and 2016, and for each of the twelve months ended December 31, 2017, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this report. We have derived the selected historical consolidated financial data as of December 31, 2014 and 2013 and for the twelve months ended December 31, 2014 and 2013, from our audited consolidated financial statements, which are not included in this report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the following financial data together with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes appearing elsewhere in this report, and our audited consolidated financial statements and related notes included in our annual reports on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

Selected financial data consists of the following:

	TransUnion
(dollars in millions)	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013
Income Statement Data:
Revenue	$1,933.8	$1,704.9	$1,506.8	$1,304.7	$1,183.2
Operating expense:
Cost of services	645.7	579.1	531.6	500.2	473.9
Selling, general and administrative	585.4	560.1	499.7	434.9	353.3
Depreciation and amortization	238.0	265.2	278.4	241.2	186.8
Total operating expense	1,469.1	1,404.4	1,309.7	1,176.3	1,014.0
Operating income (loss)	464.7	300.5	197.1	128.4	169.2
Non-operating income and expense	(92.2)	(95.1)	(170.5)	(130.2)	(195.1)
Income (loss) from continuing operations before income taxes	372.5	205.4	26.6	(1.8)	(25.9)
(Provision) benefit for income taxes	79.1	(74.0)	(11.3)	(2.6)	(2.3)
Net income (loss)	451.5	131.4	15.3	(4.4)	(28.2)
Less: net income attributable to noncontrolling interests	(10.4)	(10.8)	(9.4)	(8.1)	(6.9)
Net income (loss) attributable to the Company	$441.2	$120.6	$5.9	$(12.5)	$(35.1)

Net earnings (loss) per share:
Basic	$2.42	$0.66	$0.04	$(0.09)	$(0.24)
Diluted	$2.32	$0.65	$0.04	$(0.09)	$(0.24)

Weighted average shares outstanding:
Basic	182.4	182.6	165.3	147.3	146.4
Diluted	189.9	184.6	166.8	147.3	146.4

Dividends per share:
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—

	As of
(dollars in millions)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Balance Sheet Data:
Total assets	$5,118.5	$4,781.2	$4,442.8	$4,633.8	$4,456.2
Total debt(1)	$2,464.6	$2,375.6	$2,204.6	$2,907.9	$2,830.8
Total stockholders’ equity(1)	$1,824.6	$1,473.0	$1,367.0	$747.7	$714.5

(1)
The change in total debt and total stockholders’ equity at December 31, 2015, compared with December 31, 2014 reflects the impact of our initial public offering and the use of those proceeds to retire our public debt.

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
References in this discussion and analysis to the “Company,” “we,” “us,” and “our” refer to TransUnion and its direct and indirect subsidiaries, including TransUnion Intermediate Holdings, Inc.
Overview
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, sometimes referred to as verticals, including financial services, specialized risk, insurance and healthcare. We have a global presence in over 30 countries and territories across North America, Africa, Latin America and Asia.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues can be significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In the markets where we compete, we have generally seen good economic conditions and increased market stabilization over the past few years. In the United States, we continue to see a healthy, well-functioning consumer lending market driven by a strong labor market and consumer confidence that is near an all-time high. Rising interest rates have begun to impact the housing refinance market, which has been offset by the impact of a strong housing purchase market and the increased availability of home equity. We have also seen solid demand for our marketing services, and in our Consumer Interactive segment, strong demand for our credit and identity theft solutions. We continue to see strong growth in key international markets, tempered by ongoing headwinds in Africa. Also, the strengthening of foreign currencies in 2017 has improved the operating results reported by our International segment compared with the prior year.
Our revenues are also significantly influenced by industry trends, including the demand for information services in financial services, insurance, healthcare and other industries we serve. Companies are increasingly relying on business analytics and big-data technologies to help process this data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate and analyze data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their information providers as well as solutions that fully integrate into their workflows. As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by under-served and under-banked customers. Demand for consumer solutions is rising with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and more readily available free credit information. The complexity of regulations, including from the Consumer Financial Protection Bureau (“CFPB”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act, continue to make operations for businesses more challenging.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition.
Recent Developments
During 2017, we borrowed $215.0 million under the Senior Secured Revolving Line of Credit to partially fund various acquisitions and the repurchase of our common stock. See Note 11, “Stockholders’ Equity” for additional information regarding the common stock repurchase. During the year, we repaid $130.0 million of the borrowings on the Senior Secured Revolving Line of Credit.
On August 9, 2017, we refinanced and amended certain provisions of our senior secured credit facility. Amendments to the Senior Secured Term Loan B included a 0.50% reduction in the applicable margin. Amendments to the Senior Secured Term Loan A included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, an increase in borrowing to $400.0 million, and a reduction in the scheduled principal repayments. Amendments to the Senior Secured Revolving Line of Credit included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, a reduction in the annual commitment fee on the unused borrowings, and an increase in the commitment amount to $300.0 million. Other key provisions include changes in incremental borrowing limits and a reduction in the maximum for the senior secured net leverage ratio test to 5.5-to-1. On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. Key provisions of the amendment included a two-year extension of the maturity date from April 2021 to April 2023, a 0.25% reduction in the applicable margin and a reduction in the LIBOR floor to zero from 0.75%. These refinancings resulted in $10.5 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income.
On November 2, 2017, certain of our stockholders completed a secondary offering of approximately 7.535 million shares of TransUnion common stock. On August 4, 2017, certain of our stockholders completed a secondary offering of 25.875 million shares of TransUnion common stock, which included the underwriters’ exercise of an option to purchase an additional 3.375 million shares. On May 2, 2017, certain of our stockholders completed a secondary offering of 18.975 million shares of TransUnion common stock, which included the underwriters’ exercise of an option to purchase an additional 2.475 million shares. On February 22, 2017, certain of our stockholders completed a secondary offering of 19.85 million shares of TransUnion common stock and on March 22, 2017, the underwriters exercised their option to purchase an additional 1.985 million shares. These secondary offerings had no impact on our financial statements, other than approximately $1.7 million of transaction costs recorded in other income and expense for the twelve-month period in 2017. We were obligated to pay these costs in accordance with an agreement with the selling stockholders. We did not receive any proceeds from these offering as all shares were sold by the selling stockholders.
As part of the offering that closed on May 2, 2017, the Company purchased 1.65 million shares of common stock for a total of $65.2 million from the underwriters. The shares purchased were funded by borrowings under the Senior Secured Revolving Line of Credit. As part of the offering that closed on February 22, 2017, the Company purchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters. The share repurchases were funded with cash on hand. The shares purchased by the Company in each of these offerings are held in treasury, and reduced the number of outstanding shares of common stock accordingly.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint and to enter new markets. During the past three years we completed the following acquisitions:

•
On November 30, 2017, we acquired a non-controlling, non-voting preferred stock equity interest in Throtle, Inc. (“Throtle”). Throtle is a second generation data onboarding company focused on deterministic matching, identity resolution and closed-loop enablement. We account for Throtle on the cost method of accounting. Any future dividends will be recorded in other income and expense when received.

•
On November 14, 2017, we acquired 100% of the equity of FT Holdings, Inc. (“FactorTrust”). FactorTrust is a provider of alternative credit data, analytics and risk scoring information that empowers lenders to make more informed decisions, and increases financial inclusion to a wider population of consumers. The results of operations of FactorTrust, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On October 2, 2017, we acquired 100% of the equity of xTech Holdings, Inc. (“eBureau”). eBureau is a leading provider of custom-analytic solutions with both credit-risk and anti-fraud applications. The results of operations of eBureau, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On August 18, 2017, we acquired 100% of the equity of Datalink Services, Inc. (“Datalink”). Datalink’s solutions provide enhanced data that identifies risks associated with an applicant’s driving behavior and provides insurers with a cost competitive, timely and more detailed offering. The results of operations of Datalink, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On July 19, 2017, we acquired a non-controlling, non-voting preferred stock equity interest in Synthetic P2P Holdings Corporation (“PeerIQ”). Also, on November 10, 2016, we entered into an agreement with PeerIQ whereby we licensed data to PeerIQ and, in return, received warrants to purchase a non-controlling interest in their common stock. PeerIQ is a credit risk analytics provider. We account for PeerIQ on the cost method of accounting. Any future dividends will be recorded in other income and expense when received.

•
During March 2017, we increased our equity interest in CIBIL from 82.1% to 92.1% with additional purchases totaling 10%. On September 30, 2016, we increased our equity interest in CIBIL from 77.1% to 82.1% with an additional purchase of 5%. In June 2016, we increased our equity interest in CIBIL from 66.1% to 77.1% with additional purchases totaling 11%. During 2015, we increased our equity interest from 55% to 66.1%, with the purchase of 5% on September 24, 2015 and an additional 6.1% on November 5, 2015. In 2014, we increased our equity interest in CIBIL from 27.5% to 55.0%. This additional purchase gave us control and resulted in our consolidation of CIBIL. CIBIL's results of operations are included as part of our International segment in our consolidated statements of income since May 21, 2014, the date we obtained control.

•
On November 4, 2016, we increased our ownership interest in CIFIN from 95.17% to 100% and no longer record net income attributable to the noncontrolling interests in our consolidated statements of income or redeemable noncontrolling interests on our consolidated balance sheets from the date we acquired the remaining interest. On August 3, 2016, we increased our equity interest in CIFIN from 94.67% to 95.17% with an additional purchase of 0.5%. On May 31, 2016, we increased our interest from 71.0% to 94.67% with an additional purchase of 23.67%. On February 8, 2016, we acquired a 71.0% equity interest in CIFIN. CIFIN is one of two primary credit bureaus in Colombia. The results of operations of CIFIN have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

•
On September 21, 2016, we acquired 100% of the equity of RTech. RTech uses innovative proprietary technology to help healthcare providers protect revenue and cash. The results of operations of RTech have been included as part of our USIS segment in our consolidated statements of income since the date of acquisition.

•
On August 30, 2016, we acquired a noncontrolling interest investment in SavvyMoney, Inc. (“SavvyMoney”). SavvyMoney is a provider of credit information services for bank and credit union users. We account for SavvyMoney on the cost method of accounting. Any future dividends will be recorded in other income and expense when received.

•
On June 15, 2016, we acquired 100% of the equity of Auditz. Auditz is a healthcare services organization that uses sophisticated proprietary technology to help healthcare providers identify and recover payments. The results of operations of Auditz have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On April 29, 2016, we acquired the remaining 12.5% ownership interest in Drivers History Information Sales, LLC (“DHI”) and no longer record net income attributable to the noncontrolling interests in our consolidated statements of income or redeemable noncontrolling interests on our consolidated balance sheets from the date we acquired the remaining interest. On November 12, 2014, we acquired an 87.5% ownership interest in DHI. DHI collects traffic violation and criminal court data. The results of operations of DHI, which are not material, have been included as part of our USIS segment in our consolidated statements of income since the date of acquisition.

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
Results of Operations—Twelve Months Ended December 31, 2017, 2016 and 2015
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. For the twelve months ended December 31, 2017, 2016 and 2015, these key indicators were as follows:

				Change
	Twelve months ended December 31,			2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$	%	$	%
Revenue	$1,933.8	$1,704.9	$1,506.8	$229.0	13.4%	$198.1	13.1%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$441.2	$120.6	$5.9	$320.6	nm	$114.7	nm
Net interest expense	82.1	80.9	130.4	1.3	1.5%	(49.6)	(38.0)%
Provision for income taxes	(79.1)	74.0	11.3	(153.1)	nm	62.7	nm
Depreciation and amortization	238.0	265.2	278.4	(27.2)	(10.2)%	(13.2)	(4.8)%
EBITDA	682.2	540.7	426.0	141.6	26.2%	114.6	26.9%
Adjustments to EBITDA:
Stock-based compensation(2)	47.7	31.2	22.3	16.5	52.7%	8.9	39.8%
Mergers and acquisitions, divestitures and business optimization(3)	8.5	18.5	8.0	(10.0)	(53.9)%	10.4	129.9%
Technology transformation(4)	—	23.3	26.9	(23.3)	(100.0)%	(3.5)	(13.2)%
Other(5)	9.7	23.1	43.5	(13.4)	(57.9)%	(20.3)	(46.8)%
Total adjustments to EBITDA	65.9	96.1	100.7	(30.2)	(31.4)%	(4.5)	(4.5)%
Adjusted EBITDA	$748.1	$636.8	$526.7	$111.4	17.5%	$110.1	20.9%

Other Metrics
Cash provided by operating activities	$468.0	$389.9	$309.1	$78.1	20.0%	$80.8	26.1%
Capital expenditures	$135.3	$124.0	$132.2	$11.3	9.1%	$(8.2)	(6.2)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

1.
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to the Company. The table above provides a reconciliation from our net income (loss) attributable to the Company to Adjusted EBITDA for the twelve months ended December 31, 2017, 2016 and 2015.

2.	Consisted of stock-based compensation and cash-settled stock-based compensation.

3.
For the twelve months ended December 31, 2017, consisted of the following adjustments to operating income: a $0.5 million loss on the divestiture of a small business operation; and a $(0.3) million reduction to contingent consideration expense from previous acquisitions. For the twelve months ended December 31, 2017, consisted of the following adjustments to non-operating income and expense: $8.3 million of acquisition expenses.

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

5.
For the twelve months ended December 31, 2017, consisted of the following adjustments to operating income and expense: a $(1.3) million reduction to expense for certain legal and regulatory matters; and a $(0.6) million reduction to expense for sales and use tax matters. For the twelve months ended December 31, 2017, consisted of the following adjustments to non-operating income and expense: $10.5 million of fees related to the refinancing of our senior secured credit facility; $1.7 million of fees incurred in connection with secondary offerings of shares of TransUnion common stock by certain of our stockholders; $1.4 million of loan fees; a $0.3 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $(2.2) million of currency remeasurement of our foreign operations; and $(0.1) million of miscellaneous.

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

Revenue
For 2017, revenue increased $229.0 million compared with 2016, due to strong organic growth in all of our segments, including all USIS platforms and both the developed and emerging International markets, revenue from our 2016 and 2017 acquisitions in our USIS and International segments, and by the impact of strengthening foreign currencies on the 2017 revenue of our International segment. Acquisitions accounted for an increase in revenue of 1.6%. The impact of strengthening foreign currencies accounted for an increase in revenue of 0.6%.
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
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

				Change
	Twelve months ended December 31,			2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$	%	$	%
USIS:
Online Data Services	$773.3	$677.8	$602.1	$95.5	14.1%	$75.7	12.6%
Marketing Services	188.1	160.9	149.2	27.2	16.9%	11.6	7.8%
Decision Services	242.7	206.4	173.2	36.3	17.6%	33.2	19.2%
Total USIS	1,204.1	1,045.1	924.5	159.0	15.2%	120.6	13.0%

International:
Developed Markets	126.1	109.2	95.2	16.9	15.5%	14.0	14.7%
Emerging Markets	235.8	204.7	174.4	31.1	15.2%	30.3	17.4%
Total International	361.9	313.9	269.6	48.0	15.3%	44.3	16.4%

Consumer Interactive	432.1	407.1	369.8	25.0	6.1%	37.3	10.1%

Total revenue, gross	$1,998.1	$1,766.0	$1,563.9	$232.0	13.1%	$202.1	12.9%

Intersegment revenue eliminations:
USIS Online	$(59.3)	$(57.0)	$(53.9)	$(2.3)	(4.0)%	$(3.1)	(5.8)%
International Developed Markets	(4.7)	(3.4)	(2.6)	(1.2)	(36.4)%	(0.8)	(29.1)%
International Emerging Markets	(0.2)	(0.6)	(0.6)	0.5	74.1%	—	(13.7)%
Interactive	(0.2)	—	—	(0.2)	nm	—	—%
Total intersegment revenue eliminations	(64.2)	(61.1)	(57.1)	(3.1)	(5.1)%	(4.0)	(7.0)%
Total revenue as reported	$1,933.8	$1,704.9	$1,506.8	$229.0	13.4%	$198.1	13.1%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
USIS Segment
For 2017, USIS revenue increased $159.0 million compared with 2016, due to increases in revenue from all platforms including revenue from our acquisitions Auditz and RTech in 2016 and DataLink, eBureau and FactorTrust in 2017.
For 2016, USIS revenue increased $120.6 million compared with 2015, due to increases in revenue from all platforms including revenue from our acquisitions of Trustev in 2015 and Auditz and RTech in 2016.

Online Data Services. For 2017, online data services revenue increased $95.5 million due primarily to a 3.6% increase in online credit report unit volume, a change in the mix of customer volumes which resulted in an increase in average pricing for online credit reports, and an increase due to new product initiatives.
For 2016, online data services revenue increased $75.7 million due primarily to a 4.6% increase in online credit report unit volume and an increase due to new product initiatives. Also, a change in the mix of products sold resulted in an increase in average pricing for online credit reports.
Marketing Services. For 2017, marketing services revenue increased $27.2 million compared with 2016, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and batch jobs.
For 2016, marketing services revenue increased $11.6 million compared with 2015, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and batch jobs.
Decision Services. For 2017, decision services revenue increased $36.3 million compared with 2016, due primarily to increases in the healthcare market, including revenue from our recent acquisitions.
For 2016, decision services revenue increased $33.2 million compared with 2015, due primarily to increases in the healthcare market including revenue from our recent acquisitions, and in the insurance market.
International Segment
For 2017, International revenue increased $48.0 million, or 15.3%, compared with 2016. The increase was due to higher local currency revenue in most regions from increased volumes, the inclusion of revenue from our acquisition of CIFIN in 2016 and by an increase of 3.5% from the impact of strengthening foreign currencies.
For 2016, International revenue increased $44.3 million, or 16.4%, compared with 2015. Higher local currency revenue from increased volumes in all regions and the inclusion of revenue from our acquisition of CIFIN as partially offset by a 6.3% decrease in revenue from the impact of weakening foreign currencies.
Developed Markets. For 2017, developed markets revenue increased $16.9 million, or 15.5%, compared with 2016, due to higher local currency revenue in both regions primarily from increased volumes and an increase of 1.4% from the impact of strengthening foreign currencies, primarily the Canadian dollar.
For 2016, developed markets revenue increased $14.0 million, or 14.7%, compared with 2015, due to higher local currency revenue in both regions partially offset by a 2.8% decrease in revenue from the impact of a weakening Canadian dollar.
Emerging Markets. For 2017, emerging markets revenue increased $31.1 million, or 15.2%, compared with 2016, due to revenue from our acquisition of CIFIN in 2016 and higher local currency revenue in most regions primarily from increased volumes and an increase of 4.6% from the impact of strengthening foreign currencies, primarily the South African rand, Indian rupee and Brazilian real.
For 2016, emerging markets revenue increased $30.3 million, or 17.4% compared with 2015. Revenue from our acquisition of CIFIN and higher local currency revenue in all regions was partially offset by an 8.2% decrease in revenue from the impact of weakening foreign currencies, primarily the South African rand, Indian rupee and Brazilian real.
Consumer Interactive Segment
For 2017, Consumer Interactive revenue increased $25.0 million compared with 2016, due primarily to an increase in revenue from our indirect channel.
For 2016, Consumer Interactive revenue increased $37.3 million, compared with 2015. The increase was due to an increase in both the direct and indirect channels. The increase in the direct channel was driven by an increase in the average number of direct subscribers. The increase in the indirect channel was driven by strong growth the first half of the year, partially offset by a decrease in revenue the second half of the year resulting from lower revenue associated with one of our indirect channel partners that was acquired by a competitor.

Operating Expenses
Operating expenses for the periods reported were as follows:

				Change
	Twelve months ended December 31,			2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$	%	$	%
Cost of services	$645.7	$579.1	$531.6	$66.6	11.5%	$47.5	8.9%
Selling, general and administrative	585.4	560.1	499.7	25.3	4.5%	60.4	12.1%
Depreciation and amortization	238.0	265.2	278.4	(27.2)	(10.2)%	(13.2)	(4.8)%
Total operating expenses	$1,469.1	$1,404.4	$1,309.7	$64.7	4.6%	$94.7	7.2%
Cost of Services
For 2017, cost of services increased $66.6 million compared with 2016. The increase was due primarily to:

•	an increase in product costs resulting from the increase in revenue, primarily in our USIS segment;

•	an increase in labor costs, primarily in our USIS and International segments, as we continue to invest in key strategic growth initiatives;

•	operating costs related to our recent acquisitions in our USIS and International segments; and

•	the impact of strengthening foreign currencies on the expenses of our International segment, partially offset by:

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	a decrease in product costs from a favorable shift in the mix of revenue in our Consumer Interactive segment.

For 2016, cost of services increased $47.5 million compared with 2015. The increase was due primarily to:

•	an increase in labor costs as we continue to invest in key strategic growth initiative;

•	an increase in product costs resulting from the increase in revenue, primarily in our USIS segment; and

•	operating costs related to our recent acquisitions in our USIS and International segments, partially offset by:

•	a decrease in product costs in our Consumer Interactive segment associated with one of our indirect channel partners being acquired by a competitor;

•	savings enabled by our technology transformation and other key productivity initiatives; and

•	the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
For 2017, selling, general and administrative expenses increased $25.3 million compared with 2016. The increase was due primarily to:

•	an increase in labor costs, primarily in our USIS and International segments, as we continue to invest in key strategic growth initiatives, and higher stock-based compensation;

•	the impact of strengthening foreign currencies on the expenses of our International segment; and

•	operating costs relating to our acquisitions in our USIS and International segments, partially offset by:

•	a decrease in litigation expense in Corporate as a result of recording the settlement with the CFPB in 2016; and

•	the benefit of focusing our marketing spend on more efficient channels in our Consumer Interactive.

For 2016, selling, general and administrative expenses increased $60.4 million compared with 2015. The increase was due primarily to:

•	an increase in litigation expense in Corporate due primarily to $19.4 million for the settlement with the CFPB and related costs;

•	an increase in advertising costs primarily in our Consumer Interactive segment;

•
an increases in labor costs, primarily in our USIS segment and in Corporate, attributed to higher incentive and stock-based compensation and an increase in headcount as we continue to invest in key strategic growth initiatives; and

•	operating costs related to our recent acquisitions in our USIS and International segments, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
Depreciation and amortization
For 2017, depreciation and amortization decreased $27.2 million compared with 2016, primarily in our USIS segment, due to the useful lives of certain USIS internal-use software and equipment assets ending June 30, 2016, in conjunction with our strategic initiative to transform our technology platform. The decrease related to these technology assets was partially offset by additional depreciation and amortization from the new capital expenditures related to our technology transformation initiative and from assets acquired with our recent business acquisitions.
For 2016, depreciation and amortization decreased $13.2 million compared with 2015, primarily in our USIS segment, due to the useful lives of certain USIS internal-use software and equipment assets ending June 30, 2016, in conjunction with our strategic initiative to transform our technology platform, partially offset by additional depreciation and amortization from recent capital expenditures related to our technology transformation initiative and from assets acquired with our recent business acquisitions.

Operating Income and Operating Margins

				Change
	Twelve months ended December 31,			2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$	%	$	%
Gross operating income by segment:
USIS operating income	$313.0	$203.5	$130.5	$109.5	53.8%	$73.0	55.9%
International operating income	58.2	49.8	21.2	8.5	17.0%	28.6	135.0%
Consumer Interactive operating income	198.4	168.9	137.2	29.6	17.5%	31.6	23.1%
Corporate operating loss	(104.9)	(121.6)	(91.8)	16.7	13.7%	(29.8)	(32.4)%
Total operating income	$464.7	$300.5	$197.1	$164.2	54.6%	$103.5	52.5%

Intersegment operating income eliminations:
USIS	$(57.6)	$(55.5)	$(52.4)	$(2.1)	(3.7)%	$(3.1)	(6.0)%
International	(3.5)	(3.0)	(1.9)	(0.6)	(18.6)%	(1.0)	(53.6)%
Consumer Interactive	61.1	58.5	54.4	2.6	4.5%	4.2	7.6%
Corporate	—	—	—	—	—%	—	—%
Total eliminations	$—	$—	$—	$—		$—

Operating margin
USIS	26.0%	19.5%	14.1%		6.5%		5.4%
International	16.1%	15.9%	7.9%		0.2%		8.0%
Consumer Interactive	45.9%	41.5%	37.1%		4.4%		4.4%
Total operating margin	24.0%	17.6%	13.1%		6.4%		4.5%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For 2017, consolidated operating income increased $164.2 million due primarily to:

•	an increase in revenue in all of our segments, including revenue from recent acquisitions;

•	a decrease in depreciation and amortization primarily in our USIS segment;

•	a decrease in litigation expense in Corporate as a result of recording the settlement with the CFPB in 2016;

•	savings enabled by our technology transformation and other key strategic growth initiatives;

•	a decrease in product costs from a favorable shift in the mix of revenue in our Consumer Interactive segment; and

•	the benefit of focusing our marketing spend on more efficient channels in our Consumer Interactive segment, partially offset by:

•	an increase in labor costs, primarily in our USIS and International segments, as we continue to invest in key strategic growth initiatives and higher stock-based and incentive compensation;

•	an increase in product costs in our USIS segment due to the increase in revenue; and

•	operating costs from our acquisitions in our USIS and International segments.
For 2017, margins for the USIS segment increased due to the increase in revenue, the decrease in depreciation and amortization, and savings enabled by our technology transformation, partially offset by the increase in compensation costs, product costs and operating costs from our recent acquisitions. Margins for the International segment increased slightly due primarily to the increases in revenue and cost savings from our key productivity initiatives. Margins for the Consumer Interactive segment increased due to the increase in revenue, decrease in product costs from a favorable shift in the mix of revenue and more efficient marketing spend.
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
Non-Operating Income and Expense

				Change
	Twelve months ended December 31,			2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$	%	$	%
Interest expense	$(87.6)	$(85.5)	$(134.2)	$(2.1)	(2.4)%	$48.7	36.3%
Interest income	5.5	4.6	3.8	0.8	18.2%	0.8	22.2%
Earnings from equity method investments	9.1	8.6	8.8	0.5	5.4%	(0.2)	(2.7)%
Other income and expense, net:
Acquisition fees	(8.3)	(17.6)	(5.8)	9.2	52.7%	(11.7)	nm
Loan Fees	(11.9)	(1.4)	(39.0)	(10.5)	nm	37.6	96.4%
Dividends from cost method investments	1.0	0.9	0.8	0.1	12.2%	0.1	6.9%
Other income (expense), net	0.1	(4.7)	(4.9)	4.8	102.4%	0.2	3.7%
Total other income and expense, net	(19.2)	(22.8)	(48.9)	3.7	16.0%	26.1	53.4%
Non-operating income and expense	$(92.2)	$(95.1)	$(170.5)	$2.9	3.0%	$75.4	44.2%
nm: not meaningful
As a result of displaying amounts in millions, rounding difference may exist in the table above.
For 2017, interest expense increased $2.1 million compared with 2016 due primarily to an increase in the average outstanding principal balance.
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
Acquisition fees represent costs we have incurred for various acquisition-related efforts. For 2017, acquisition fees included costs related to our acquisition of DataLink, eBureau and FactorTrust, and costs of other acquisition efforts.
For 2016, acquisition fees included costs related to our acquisition of CIFIN, Auditz and RTech, and costs of other acquisition efforts.
For 2015, acquisition fees included costs related to our acquisition of Trustev and costs of other acquisition efforts.
Loan fees were impacted by the 2017 and 2015 refinancing transactions. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 10, “Debt,” for additional information.

For 2017, loan fees included $10.5 million of refinancing fees and other net costs expensed as a result of refinancing our Senior Secured Term Loan in January 2017 and August 2017.
For 2015, loan fees included $33.8 million of fees due to the early redemption of our 9.625% and 8.125% Senior Notes and $3.8 million from the refinance of our senior secured credit facility in June of 2015.
For 2017, other income (expense), net included $1.7 million of fees incurred in connection with secondary offerings of shares of TransUnion common stock by certain of our stockholders, $0.6 million of other income and expense and a $(2.2) million currency remeasurement gain.
For 2016, other income (expense), net included $2.7 million of fees connected to the filing of secondary registration statements filed on behalf of certain stockholders, a $2.0 million loss on the impairment of a cost method investment, a $(0.3) million currency remeasurement gain, a $0.5 million loss on a swap that no longer qualifies for hedge accounting and other income and expenses.
For 2015, other income (expense), net included a $3.6 million currency remeasurement loss, a $0.8 million loss on a swap that no longer qualifies for hedge accounting, and other income and expenses.
Provision for Income Taxes
For 2017, we reported a negative 21.2% effective tax rate, which is lower than the 35.0% U.S. federal statutory rate due primarily to the one-time benefit resulting from enactment of the Act in December 2017 and the excess tax benefits on stock-based compensation that is now recorded to income tax expense due to our adoption of ASU 2016-09 on January 1, 2017. See Note 13, “Income Tax,” for additional information on the impact of the Act and Note 1, “Significant Accounting Policies,” for additional information on the impact of adopting ASU 2016-09.
For 2016, we reported a 36.0% effective tax rate, which is higher than the 35.0% U.S. federal statutory rate due primarily to increases resulting from changes to our state tax assumptions and tax on our foreign earnings that are not considered permanently reinvested outside the United States, partially offset by decreases resulting from the impact of international restructuring and Internal Revenue Code Section 199 Domestic Productions Activities Deduction and Research and Development tax credits.
For 2015, we reported a 42.4% effective tax rate, which is higher than the 35.0% U.S. federal statutory rate due primarily to tax on our foreign earnings that are not considered permanently reinvested outside the United States, partially offset by a favorable foreign tax rate differential and a credit to deferred state tax expense for changes in state tax rates.
Significant Changes in Assets and Liabilities
The increase in goodwill and gross other intangible assets as of December 31, 2017, compared with December 31, 2016, included $175.6 million and $149.7 million, respectively, as a result of purchase accounting entries and adjustments for entities acquired in 2016 and 2017. The decrease in deferred taxes as of December 31, 2017, compared with December 31, 2016 is due primarily to the one-time impacts from enactment of the Act in December 2017. See “Recent Developments” above and Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 4, “Goodwill,” Note 5, Intangible Assets,” and note 13, “Income Taxes” for additional information.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure obligations, business acquisitions, and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving line of credit will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions and operating needs for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $115.8 million and $182.2 million at December 31, 2017 and 2016, respectively, of which $84.9 million and $91.3 million was held outside the United States. As of December 31, 2017, we had $85.0 million outstanding under the senior secured revolving line of credit and could have borrowed up to the additional $215.0 million available. We also have the ability to request incremental loans up to the greater of $675.0 million and 100% of consolidated EBITDA on the same terms under the existing senior secured credit facility, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25 to 1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. The Company is required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2017 and therefore no additional payment will be required in 2018. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 10, “Debt,” for additional information about our debt.
On February 13, 2017, our board of directors authorized the repurchase of up to $300 million of stock over the ensuing three years. Our board of directors removed the three-year time limitation on February 8, 2018. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable legal requirements.
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
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. We expect to commence paying dividends pursuant to this policy in the second quarter of 2018. The terms of our senior secured credit facility impose certain limitations on our ability to pay dividends. We may, however, declare and pay cash dividends up to an unlimited amount unless a default or event of default exists under the senior secured credit facility. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Sources and Uses of Cash

	Twelve months ended December 31,			Change
(dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash provided by operating activities	$468.0	$389.9	$309.1	$78.1	$80.8
Cash used in investing activities	(480.8)	(495.8)	(197.1)	15.0	(298.7)
Cash (used in) provided by financing activities	(53.9)	153.8	(51.3)	(207.7)	205.1
Effect of exchange rate changes on cash and cash equivalents	0.3	1.1	(5.4)	(0.8)	6.5
Net change in cash and cash equivalents	$(66.4)	$49.0	$55.3	$(115.4)	$(6.3)
Operating Activities
For 2017, the increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization and non-cash items. For 2016, the increase in cash provided by operating activities was due primarily to the increase in revenue and decrease in interest expense, partially offset by the increase in cash operating expenses.
Investing Activities
For 2017, the decrease in cash used in investing activities was due primarily to slightly lower cash used for acquisitions and purchases of other investments. For 2016, the increase in cash used in investing activities was due primarily to an increase in cash used to fund acquisitions.
Financing Activities
For 2017, the increase in cash used in financing activities was due primarily to cash used for our stock buy-back program and lower borrowings in 2017 compared with 2016. For 2016, the increase in cash provided by financing activities was due primarily to additional borrowing in 2016 to fund acquisitions.
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
For 2017, cash paid for capital expenditures increased $11.3 million. For 2016, cash paid for capital expenditures decreased $8.2 million.
Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the Senior Secured Revolving Line of Credit.
On August 9, 2017, we refinanced and amended certain provisions of our senior secured credit facility. Amendments to the Senior Secured Term Loan B included a 0.50% reduction in the applicable margin. Amendments to the Senior Secured Term Loan A included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, an increase in borrowing to $400.0 million, and a reduction in the scheduled principal repayments. Amendments to the Senior Secured Revolving Line of Credit included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, a reduction in the annual commitment fee on the unused borrowings, and an increase in the commitment amount to $300.0 million. Other key provisions include changes in incremental borrowing limits, and a reduction in the maximum for the senior secured net leverage ratio test to 5.5-to-1. On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. Key provisions of the amendment included a two-year extension of the maturity date from April 2021 to April 2023, a 0.25% reduction in the applicable margin and a reduction in the LIBOR floor to zero from 0.75%. These refinancings resulted in $10.5 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income.
During 2017, we borrowed $215.0 million under the Senior Secured Revolving Line of Credit to partially fund various acquisitions and the repurchase of our common stock. See Note 9, “Stockholders’ Equity” for additional information regarding the common stock repurchase. During the year, we repaid $130.0 million of the borrowings on the Senior Secured Revolving Line of Credit.

As of December 31, 2017, we had $85.0 million outstanding under the senior secured revolving line of credit and could have borrowed up to the additional $215.0 million available. We also have the ability to request incremental loans up to the greater of $675.0 million and 100% of consolidated EBITDA on the same terms under the existing senior secured credit facility, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25 to 1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
Hedge
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,483.5 million and will continue to decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income (loss). The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $6.2 million, an unrealized loss of $7.5 million, and an unrealized gain of $0.3 million, net of tax, for the years ended December 31, 2017, 2016 and 2015, respectively, recorded in other comprehensive income. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.3 million and $0.5 million, and a gain of $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, recorded in other income and expense.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the twelve-month period of 2017 and 2016 was $4.3 million ($2.8 million net of tax) and $1.6 million ($1.0 million net of tax), respectively. We expect to reclassify approximately $0.7 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The net leverage ratio must not exceed 5.5-to-1 at any such test date. As of December 31, 2017, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on its common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions. Trans Union LLC, the borrower under the senior secured credit facility, is not permitted to declare any dividend or make any other distribution subject to certain exceptions, including compliance with a fixed charge coverage ratio and a basket that depends on TransUnion Intermediate Holding, Inc.’s consolidated net income.
For additional information about our debt and hedge, see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 10, “Debt.”
Contractual Obligations
Consolidated future minimum payments for noncancelable operating leases, purchase obligations and debt repayments as of December 31, 2017, are payable as follows:

(in millions)	Operating leases	Purchase obligations and other	Debt repayments	Loan fees and interest payments	Total
2018	$16.3	$210.5	$119.3	$90.7	$436.8
2019	14.2	35.3	36.7	97.6	183.8
2020	12.5	23.7	43.3	98.2	177.7
2021	10.3	12.6	39.9	97.2	160.0
2022	6.2	3.6	354.9	90.8	455.5
Thereafter	20.2	18.9	1,882.1	22.3	1,943.5
Totals	$79.7	$304.6	$2,476.2	$496.8	$3,357.3
Purchase obligations and other includes $131.3 million of trade accounts payable that were included in our balance sheet as of December 31, 2017. Purchase obligations and other include commitments for outsourcing services, royalties, data licenses, maintenance and other operating expenses and the one-time deemed repatriation tax due over the next 8 years as a result of the Act. Loan fees and interest payments are estimates based on the interest rates in effect at December 31, 2017, and the contractual principal paydown schedule, excluding any excess cash flow prepayments that may be required. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 10, “Debt,” for additional information about our interest payments.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). The notes to our consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. The following paragraphs describe the accounting policies that require significant judgment and estimates due to inherent uncertainty or complexity.
Goodwill and Indefinite-Lived Intangibles
As of December 31, 2017, our consolidated balance sheet included goodwill of $2,368.8 million. As of December 31, 2017, we had no other indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the fourth quarter, or on an interim basis if there is an indicator of impairment. We have the option to first consider qualitative factors to determine if it is more likely than not that the fair value of any reporting units is less than its carrying amount. If the qualitative assessment indicates that an impairment is more likely than not for any reporting unit, then we are required to perform a quantitative impairment test for that reporting unit.
For our qualitative goodwill impairment tests, we analyze actual and projected reporting unit growth trends for revenue and profits, as well as historical performance versus plans and prior quantitative tests performed. We also assess critical areas that may impact each reporting unit, including macroeconomic conditions and the expected related impacts, market-related exposures, cost factors, changes in the carrying amount of its net assets, any plans to dispose of all or part of the reporting unit, and other reporting-unit specific factors such as changes in key personnel, strategy, customers or competition.
For our quantitative goodwill impairment tests, we use discounted cash flows techniques to determine fair value, and compare the fair value of the reporting unit to its carrying amount to determine if there is a potential impairment. Beginning in the fourth quarter of 2017, upon the adoption of ASU 2017-04, if a reporting unit’s fair value is less than its carrying amount, we will record an impairment charge based on that difference, up to the amount of goodwill allocated to that reporting unit.
The discounted cash flow techniques we use require a number of significant assumptions, including projections of future cash flows, exchange rates and an estimate of the appropriate discount rates. The projections of future cash flows used to assess the fair value of the reporting units are based on the internal operating plans reviewed by management. The projections of future exchange rates were based on the current exchange rates at the time the projections were prepared. The estimated discount rates were based on the risk-free rate of interest and estimated risk premiums for the reporting units at the time the impairment analysis was prepared.
We believe the assumptions we use in our qualitative and quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. Such assumptions are, however, inherently uncertain, and different assumptions could lead to a different assessment for a reporting unit that could result in a material impairment that would adversely affect our results of operations.

During 2017, 2016 and 2015, there were no impairments of goodwill or other indefinite-lived intangible assets. For 2017, we performed the qualitative test for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired, with the exception of Africa. For Africa, we also performed the quantitative test and determined that no impairment existed. Further, a 10% decrease in the estimated cash flows or a 10% increase in the discount rate would not result in a material impairment.
Long-Lived Depreciable and Amortizable Assets
As of December 31, 2017, our consolidated balance sheet included fixed assets of $497.9 million, $198.6 million net of accumulated depreciation, and long-lived intangible assets of $2,819.4 million, $1,825.8 million net of accumulated amortization. We review long-lived asset groups subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are separately presented in the consolidated balance sheet, and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. When a long-lived asset group is tested for recoverability, we also review depreciation estimates and methods. Any revision to the remaining useful life of long-lived assets resulting from that review is also considered in developing estimates of future cash flows used to test the asset group for recoverability.
When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, we use estimates of future cash flows to determine recoverability and base such estimates on assumptions that are reasonable and consistent with assumptions that would be used by other marketplace participants. Such estimates, however, are inherently uncertain and estimates using different assumptions, or different valuation techniques, could result in significantly different results. During 2017, 2016 and 2015, there were no material impairment charges.
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
As of December 31, 2017 and 2016, we accrued $46.3 million and $35.9 million, respectively, for anticipated claims. The increase at December 31, 2017 compared with December 31, 2016 was due primarily to accruals established for two legal proceedings. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income.
See Part I, Item 3, “Legal Proceedings” and Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 18, “Contingencies,” for further information.

Income Taxes
As of December 31, 2017, TransUnion’s consolidated balance sheet included noncurrent deferred tax liabilities of $419.4 million. Certain deferred tax assets, including net operating loss and foreign tax credit carryforwards, may be deducted from future taxable income in computing our federal income tax liability. Our deferred tax liability includes deferred tax assets and liabilities resulting from net operating loss and foreign tax credit carryforwards, temporary differences, and unrecognized tax benefits for uncertain tax positions.
In accounting for the impacts of the Act, we followed the SEC guidance in Staff Accounting Bulletin (“SAB”) 118 issued in December 2017 and recorded an estimated net income tax benefit of $175.3 million in 2017. The SEC recognizes that companies may not have completed their accounting for the income tax effects of the Act in the period of enactment, and prescribes guidance to perform the accounting during a one-year measurement period. Specifically, SAB 118 prescribes guidance, including disclosures, for reporting the income tax effects of the Act in the period of the enactment by classifying items into one of three separate categories: those for which the accounting is complete, those for which the accounting is incomplete but the company has made a reasonable estimate, and those for which the accounting is incomplete and the company cannot make a reasonable estimate. We have made certain judgments and estimates to determine various tax amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record. We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.
See Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 13, “Income Taxes” for additional information about the impact the Act had on our income taxes.
Stock-Based Compensation
For the years ended December 31, 2017, 2016 and 2015, we recognized stock-based compensation of $47.7 million, $31.2 million and $22.3 million, respectively. Since June 30, 2015, the date we completed our initial public offering, the fair value of most of our stock-based award grants has been the closing price of our stock on the grant date. For stock-based award grants with market-based contingencies, the fair value of each award was determined using a risk-neutral Monte-Carlo model, with assumptions based on conditions that existed on the grant date of the award. For stock-based awards granted prior to June 30, 2015, the fair value of each award was determined by various methods including independent valuations of our common stock based on discounted cash flow and selected comparable public company analysis, the Black-Scholes valuation model, and risk-neutral Monte Carlo valuation models. The various valuation models required management to make a number of significant assumptions, including the fair value of our stock, projections of future cash flows and an estimate of our cost of capital, volatility rates, expected life of awards and risk-free interest rates. We believe the determinations of fair values were based on assumptions and estimates that were reasonable and consistent with what would have been used by other marketplace participants to determine fair value. Valuations, however, are inherently uncertain and valuations using different assumptions and estimates, or different valuation techniques, could result in significantly different values. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 14, “Stock-Based Compensation,” for additional information.
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
Interest Rate Risk
Our senior secured credit facility consists of senior secured term loans and a $300.0 million Senior Secured Revolving Line of Credit. Interest rates on these borrowings are based, at our election, on LIBOR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2017, essentially all of our outstanding debt was variable-rate debt. As of December 31, 2017, our variable-rate debt had a weighted-average interest rate of 3.47% and a weighted-average life of 4.98 years. During 2017, a 10% change in the average LIBOR rates utilized in the calculation of our actual interest expense would have increased our interest expense by $2.6 million for the year.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,483.5 million and will continue to decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income (loss). The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $6.2 million, an unrealized loss of $7.5 million, and an unrealized gain of $0.3 million, net of tax, for the years ended December 31, 2017, 2016 and 2015, respectively, recorded in other comprehensive income. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.3 million and $0.5 million, and a gain of $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, recorded in other income and expense.
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
In 2017, revenue attributable to our foreign operations was $378.9 million, and operating income attributable to our foreign operations was $64.0 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2017 would have changed our revenue by $37.9 million and our operating income by $6.4 million.
A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2017 realized foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements
TransUnion:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TransUnion and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransUnion and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.

Chicago, Illinois
February 13, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TransUnion and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited TransUnion and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TransUnion and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of TransUnion and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 of the Company and our report dated February 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Chicago, Illinois
February 13, 2018

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$115.8	$182.2
Trade accounts receivable, net of allowance of $9.9 and $6.2	326.7	277.9
Other current assets	146.2	89.9
Total current assets	588.7	550.0
Property, plant and equipment, net of accumulated depreciation and amortization of $299.3 and $235.6	198.6	197.5
Goodwill	2,368.8	2,173.9
Other intangibles, net of accumulated amortization of $993.6 and $815.8	1,825.8	1,762.3
Other assets	136.6	97.5
Total assets	$5,118.5	$4,781.2
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$131.3	$114.2
Short-term debt and current portion of long-term debt	119.3	50.4
Other current liabilities	207.8	208.7
Total current liabilities	458.4	373.3
Long-term debt	2,345.3	2,325.2
Deferred taxes	419.4	579.0
Other liabilities	70.8	30.7
Total liabilities	3,293.9	3,308.2
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2017 and December 31, 2016; 187.4 million and 183.9 million shares issued as of December 31, 2017 and December 31, 2016, respectively; and 183.2 million shares outstanding as of December 31, 2017 and December 31, 2016, respectively	1.9	1.8
Additional paid-in capital	1,863.5	1,844.9
Treasury stock at cost; 4.2 million and 0.7 million shares at December 31, 2017 and December 31, 2016, respectively	(138.8)	(5.3)
Retained earnings (accumulated deficit)	137.4	(303.8)
Accumulated other comprehensive loss	(135.3)	(174.8)
Total TransUnion stockholders’ equity	1,728.7	1,362.8
Noncontrolling interest	95.9	110.2
Total stockholders’ equity	1,824.6	1,473.0
Total liabilities and stockholders’ equity	$5,118.5	$4,781.2
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income
(in millions, except per share data)

	Twelve Months Ended December 31,
	2017	2016	2015
Revenue	$1,933.8	$1,704.9	$1,506.8
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	645.7	579.1	531.6
Selling, general and administrative	585.4	560.1	499.7
Depreciation and amortization	238.0	265.2	278.4
Total operating expenses	1,469.1	1,404.4	1,309.7
Operating income	464.7	300.5	197.1
Non-operating income and (expense)
Interest expense	(87.6)	(85.5)	(134.2)
Interest income	5.5	4.6	3.8
Earnings from equity method investments	9.1	8.6	8.8
Other income and (expense), net	(19.2)	(22.8)	(48.9)
Total non-operating income and (expense)	(92.2)	(95.1)	(170.5)
Income before income taxes	372.5	205.4	26.6
Benefit (provision) for income taxes	79.1	(74.0)	(11.3)
Net income	451.6	131.4	15.3
Less: net income attributable to noncontrolling interests	(10.4)	(10.8)	(9.4)
Net income attributable to TransUnion	$441.2	$120.6	$5.9

Earnings per share:
Basic	$2.42	$0.66	$0.04
Diluted	$2.32	$0.65	$0.04

Weighted average shares outstanding:
Basic	182.4	182.6	165.3
Diluted	189.9	184.6	166.8
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31,
	2017	2016	2015
Net income	$451.6	$131.4	$15.3
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	35.4	26.7	(86.3)
Benefit for income taxes	0.6	2.7	4.9
Foreign currency translation, net	36.0	29.4	(81.4)
Hedge instruments:
Net change on interest rate cap	10.1	(12.0)	0.3
Amortization of accumulated loss	0.4	0.4	0.4
(Expense) benefit for income taxes	(4.0)	4.4	(0.2)
Hedge instruments, net	6.5	(7.2)	0.5
Available-for-sale securities:
Net unrealized (loss) gain	(0.1)	0.4	—
Expense for income taxes	—	(0.2)	—
Available-for-sale securities, net	(0.1)	0.2	—
Total other comprehensive income (loss), net of tax	42.4	22.4	(80.9)
Comprehensive income (loss)	494.0	153.8	(65.6)
Less: comprehensive income attributable to noncontrolling interests	(13.3)	(16.2)	(2.8)
Comprehensive income (loss) attributable to TransUnion	$480.7	$137.6	$(68.4)
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$451.6	$131.4	$15.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238.0	265.2	278.4
Loss on refinancing transactions	10.5	—	37.6
Impairment of cost method investment	—	2.0	—
Amortization and loss on fair value of hedge instruments	0.7	0.9	1.2
Equity in net income of affiliates, net of dividends	(1.7)	(0.6)	(0.1)
Deferred taxes	(212.8)	(22.2)	(17.3)
Amortization of discount and deferred financing fees	2.7	3.2	6.1
Stock-based compensation	33.1	24.4	9.0
Provision for losses on trade accounts receivable	6.6	4.3	3.2
Other	(3.4)	(5.1)	1.4
Changes in assets and liabilities:
Trade accounts receivable	(44.7)	(42.5)	(39.2)
Other current and long-term assets	(59.8)	(5.9)	13.8
Trade accounts payable	9.7	2.9	1.3
Other current and long-term liabilities	37.5	31.9	(1.6)
Cash provided by operating activities	468.0	389.9	309.1
Cash flows from investing activities:
Capital expenditures	(135.3)	(124.0)	(132.2)
Proceeds from sale of trading securities	3.0	0.9	1.0
Purchases of trading securities	(1.8)	(1.5)	(1.5)
Proceeds from sale of other investments	59.2	58.2	12.4
Purchases of other investments	(50.2)	(64.6)	(15.5)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(342.6)	(356.6)	(70.4)
Acquisition-related deposits	(13.5)	(6.2)	9.1
Other	0.4	(2.0)	—
Cash used in investing activities	(480.8)	(495.8)	(197.1)
Cash flows from financing activities:
Proceeds from senior secured term loan B	—	150.0	1,881.0
Extinguishment of senior secured term loan B	—	—	(1,881.0)
Proceeds from senior secured term loan A	33.4	55.0	350.0
Extinguishment of 9.625% and 8.125% Senior Notes	—	—	(1,000.0)
Proceeds from senior secured revolving line of credit	215.0	145.0	35.0
Payments of senior secured revolving line of credit	(130.0)	(145.0)	(85.0)
Repayments of debt	(32.5)	(49.3)	(38.2)
Termination of interest rate swaps	—	—	(2.7)
Proceeds from initial public offering	—	—	764.5

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2017	2016	2015
Cash flows from financing activities (continued):
Underwriter fees and other costs on initial public offering	—	—	(49.8)
Debt financing fees (2015 fees include prepayment premiums on early terminations)	(12.6)	(3.7)	(18.2)
Proceeds from issuance of common stock and exercise of stock options	27.1	6.0	2.8
Treasury stock purchased	(133.5)	(0.7)	(0.3)
Distributions to noncontrolling interests	(10.3)	(9.3)	(10.8)
Excess tax benefit	—	6.3	1.4
Payment of contingent obligation	(10.5)	(0.5)	—
Cash provided by (used in) financing activities	(53.9)	153.8	(51.3)
Effect of exchange rate changes on cash and cash equivalents	0.3	1.1	(5.4)
Net change in cash and cash equivalents	(66.4)	49.0	55.3
Cash and cash equivalents, beginning of period	182.2	133.2	77.9
Cash and cash equivalents, end of period	$115.8	$182.2	$133.2

Noncash investing activities:
Property and equipment acquired through capital lease obligations	$1.2	$—	$1.2
Noncash financing activities:
Finance arrangements	$0.5	$16.3	$7.8
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$90.2	$87.9	$147.6
Income taxes, net of refunds	$120.2	$93.6	$25.9
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance, December 31, 2014	147.9	$1.5	$1,137.6	$(4.3)	$(430.2)	$(117.5)	$160.6	$747.7	$23.4
Net income (loss)	—	—	—	—	5.9	—	9.8	15.7	(0.4)
Other comprehensive loss	—	—	—	—	—	(74.3)	(6.2)	(80.5)	(0.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.4)	(10.4)	(0.4)
Reclassification of redeemable noncontrolling interest	—	—	—	—	—	—	0.2	0.2	(0.2)
Adjustment of redeemable noncontrolling interest	—	—	(1.0)	—	—	—	—	(1.0)	(4.7)
Purchase of noncontrolling interests	—	—	(13.9)	—	—	—	(18.4)	(32.3)	(14.4)
Excess tax benefit	—	—	1.4	—	—	—	—	1.4	—
Stock-based compensation	—	—	9.0	—	—	—	—	9.0	—
Initial public offering	34.0	0.3	714.4	—	—	—	—	714.7	—
Issuance of stock	—	—	0.4	—	—	—	—	0.4	—
Exercise of stock options	0.4	—	2.4	—	—	—	—	2.4	—
Treasury stock purchased	—	—	—	(0.3)	—	—	—	(0.3)	—
Balance, December 31, 2015	182.3	$1.8	$1,850.3	$(4.6)	$(424.3)	$(191.8)	$135.6	$1,367.0	$2.9

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Net income	—	$—	$—	$—	$120.6	$—	$10.8	$131.4	$—
Other comprehensive income	—	—	—	—	—	17.0	0.8	17.8	4.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(9.3)	(9.3)	—
Adjustment of redeemable noncontrolling interest	—	—	(10.0)	—	—	—	—	(10.0)	15.8
Establishment of noncontrolling interests	—	—	—	—	—	—	10.2	10.2	43.7
Excess tax benefit	—	—	6.3	—	—	—	—	6.3	—
Stock-based compensation	—	—	23.7	—	—	—	—	23.7	—
Employee share purchase plan	0.1	—	1.4	—	—	—	—	1.4	—
Exercise of stock options	0.8	—	4.6	—	—	—	—	4.6	—
Purchase of noncontrolling interest	—	—	(31.4)	—	—	—	(37.9)	(69.3)	(67.0)
Treasury stock purchased	—	—	—	(0.7)	—	—	—	(0.7)	—
Other	—	—	—	—	(0.1)	—	—	(0.1)	—
Balance, December 31, 2016	183.2	$1.8	$1,844.9	$(5.3)	$(303.8)	$(174.8)	$110.2	$1,473.0	$—

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Net income	—	$—	$—	$—	$441.2	$—	$10.4	$451.6
Other comprehensive income	—	—	—	—	—	39.5	2.9	42.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.3)	(10.3)
Stock-based compensation	—	—	31.8	—	—	—	—	31.8
Employee share purchase plan	0.2	—	7.5	—	—	—	—	7.5
Exercise of stock options	3.3	0.1	20.7	—	—	—	—	20.8
Treasury stock purchased	(3.5)	—	—	(133.5)	—	—	—	(133.5)
Purchase of noncontrolling interest	—	—	(41.4)	—	—	—	(17.3)	(58.7)
Balance, December 31, 2017	183.2	$1.9	$1,863.5	$(138.8)	$137.4	$(135.3)	$95.9	$1,824.6
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015
1. Significant Accounting and Reporting Policies
Description of Business
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, sometimes referred to as verticals, including financial services, specialized risk, insurance and healthcare. We have a global presence in over 30 countries and territories across North America, Africa, Latin America and Asia.
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
Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “our,” “us,” and “its” refers to TransUnion and its consolidated subsidiaries, collectively.
For the periods presented, TransUnion does not have any material assets, liabilities, revenues, expenses or operations of any kind other than its ownership investment in TransUnion Intermediate.
Initial Public Offering
On June 30, 2015, we completed our initial public offering (“IPO”) of our common stock. The proceeds, net of underwriter fees and commission and costs incurred in connection with the IPO, were recorded in additional paid-in capital. The IPO costs consisted primarily of legal fees, accounting fees and printing fees. See Note 11, “Stockholders’ Equity” for further discussion on the IPO.
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
Change in Accounting Estimate
Effective July 1, 2014, we revised the remaining useful lives of certain internal use software, equipment, leasehold improvement and corporate headquarters facility assets to align with the expected completion dates of our strategic initiatives to transform our technology infrastructure and corporate headquarters facility. As a result, depreciation and amortization expense increased by $28.8 million for the year ended December 31, 2015. The net of tax impact of this change decreased net income attributable to TransUnion by $18.4 million, or $0.11 per share for the year ended December 31, 2015. The impact for the years ended December 31, 2016 and 2017 were not significant.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions. Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015 were $46.0 million, $50.8 million and $43.1 million, respectively.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of an entity are included in the results of operations as incurred. The exchange rate gains for the years ended December 31, 2017 and 2016 were $2.2 million and $0.3 million, respectively. The exchange rate loss for the year ended December 31, 2015, was $3.6 million.
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
Impairment of Long-Lived Assets
We review long-lived asset groups that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. There were no significant impairment charges recorded during 2017, 2016 and 2015.
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
At December 31, 2017 and 2016, the Company’s marketable securities consisted of trading securities and available-for-sale securities. The trading securities relate to a nonqualified deferred compensation plan held in trust for the benefit of plan participants. The available-for-sale securities relate to foreign exchange-traded corporate bonds. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. We follow fair value guidance to measure the fair value of our financial assets as further described in Note 15, “Fair Value”.
We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income. There were no other-than-temporary impairments of marketable securities in 2017, 2016 or 2015.
Goodwill and Other Indefinite-Lived Intangibles
Goodwill and any indefinite-lived intangible assets are allocated to the reporting units, which are an operating segment or one level below an operating segment, that will receive the related sales and income. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, in the fourth quarter, or on an interim basis if there is an indicator of impairment. We have the option to first consider qualitative factors to determine if it is more likely than not that the fair value of any reporting units is less than its carrying amount. If the qualitative assessment indicates that an impairment is more likely than not for any reporting unit, then we are required to perform a quantitative impairment test for that reporting unit.
For our qualitative goodwill impairment tests, we analyze actual and projected reporting unit growth trends for revenue and profits, as well as historical performance versus plans and prior quantitative tests performed. We also assess critical areas that may impact each reporting unit, including macroeconomic conditions and the expected related impacts, market-related exposures, cost factors, changes in the carrying amount of its net assets, any plans to dispose of all or part of the reporting unit, and other reporting-unit specific factors such as changes in key personnel, strategy, customers or competition.
For our quantitative goodwill impairment tests, we use discounted cash flow techniques to determine fair value, and compare the fair value of the reporting unit to its carrying amount to determine if there is a potential impairment. Beginning in the fourth quarter of 2017, upon the adoption of ASU 2017-04, if a reporting unit’s fair value is less than its carrying amount, we will record an impairment charge based on that difference, up to the amount of goodwill allocated to that reporting unit.
For other indefinite-lived intangibles, if any, we use discounted cash flow techniques to determine fair value, and compare the fair value of the asset to its carrying amount to determine if there is an impairment. If the fair value of the asset is less than its carrying amount, we will record an impairment loss.
We believe the assumptions we use in our qualitative and quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. Such assumptions are, however, inherently uncertain, and different assumptions could lead to a different assessment for a reporting unit that could adversely affect our results of operations.
See Note 4, “Goodwill,” for additional information about our 2017 impairment analysis.
Benefit Plans
We maintain a 401(k) defined-contribution profit sharing plan for eligible employees. We provide a partial matching contribution and a discretionary contribution based on a fixed percentage of a participant’s eligible compensation. Contributions to this plan for the years ended December 31, 2017, 2016 and 2015 were $22.0 million, $19.1 million and $17.0 million, respectively. We also maintain a nonqualified deferred compensation plan for certain key employees. The deferred compensation plan contains both employee deferred compensation and company contributions. These investments are held in the TransUnion Rabbi Trust, and are included in marketable securities in the consolidated balance sheets. The assets held in the Rabbi Trust are for the benefit of the participants in the deferred compensation plan, but are available to our general creditors in the case of our insolvency. The liability for amounts due to these participants is included in other current liabilities and other liabilities in the consolidated balance sheets.
Recently Adopted Accounting Pronouncements
On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates the requirement to calculate the implied fair value of goodwill if there is an indication of impairment. Under existing guidance, if the fair value of a reporting units is lower than its carrying amount (Step 1), an entity calculates an impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference, up to the amount of goodwill allocated to that reporting unit. The new standard eliminates the need to calculate a goodwill impairment charge using Step 2 as described above. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim impairment tests performed after January 1, 2017. We have elected to early adopt this guidance beginning with our goodwill impairment tests performed during 2017. This guidance had no impact on our consolidated financial statements.
On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The provisions in the new guidance related to income taxes that impacted us were adopted prospectively. As a result of this guidance, beginning January 1, 2017, we record excess tax benefits as a reduction to income tax expense and reflect excess tax benefits as operating cash flows. Depending on the exercise pattern of our remaining outstanding options, and the value of our stock on the exercise dates of our stock options and vest dates of our restricted stock units relative to the corresponding fair value of those awards on their grant dates, there could be a material impact on our future income tax expense. See Note 14, “Stock-Based Compensation,” for further information about the number and weighted-average grant-date fair values of our outstanding stock awards.
Recent Accounting Pronouncements Not Yet Adopted
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). During 2016, the FASB issued several additional ASU’s related to revenue recognition. This series of comprehensive guidance will replace all existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. Under the new guidance, there is a five-step model to apply to revenue recognition. The five-steps consist of: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied.

We have adopted this standard as of January 1, 2018, and will use the modified retrospective approach applied to those contracts that were not completed as of that date. Upon adoption, under the modified retrospective approach, the cumulative effect of adopting Topic 606, which is not material, will be recognized in the opening balance of retained earnings. There will not be a material impact on our consolidated financial statements or on how we recognize revenue. Our financial statements will include enhanced disclosures, particularly around the disaggregation of revenue and contract assets and liabilities. We have implemented new internal processes and controls that will enable us to comply with the requirements of the new standard.
On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, the ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value, if fair value is readily determinable, with changes in fair value recognized in net income. If fair value is not readily determinable, an entity may elect to measure equity investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We will avail ourselves of this election for any qualifying equity investments that do not have readily determinable fair values. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. This guidance did not have an impact on our consolidated financial statement upon adoption January 1, 2018, but could impact the future carrying value of our costs method investments. See Note 7, “Investment in Affiliated Companies” for additional information about our costs method investments.
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
On August 26, 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim period therein. This guidance will not have a material impact on our consolidated statements of cash flows.
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

2. Other Current Assets
Other current assets consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
Prepaid expenses	$59.0	$43.9
Income taxes receivable	23.7	5.4
Other investments	18.3	29.5
Other receivables	16.5	0.1
CFPB escrow deposit	13.9	—
Marketable securities	3.3	3.3
Deferred financing fees	0.6	0.5
Other	10.9	7.2
Total other current assets	$146.2	$89.9
The increase in income taxes receivable is due primarily to estimated tax payments in excess of actual taxes due. Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. Other receivables consist of amounts receivable from settlements of certain legal claims.
3. Property, Plant and Equipment
Property, plant and equipment, including those acquired by capital lease, consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
Computer equipment and furniture	$276.1	$226.9
Purchased software	119.4	105.5
Building and building improvements	99.2	97.5
Land	3.2	3.2
Total cost of property, plant and equipment	497.9	433.1
Less: accumulated depreciation	(299.3)	(235.6)
Total property, plant and equipment, net of accumulated depreciation	$198.6	$197.5
Depreciation expense, including depreciation of assets recorded under capital leases, for the years ended December 31, 2017, 2016 and 2015, was $67.9 million, $67.7 million and $60.3 million, respectively.
4. Goodwill
Goodwill is tested for impairment at the reporting unit level on an annual basis, in the fourth quarter, or on an interim basis if changes in circumstances could reduce the fair value of a reporting unit below its carrying value. Our reporting units consist of USIS and Healthcare within the U.S. Information Services (“USIS”) reportable segment, Consumer Interactive, and the geographic regions of Africa, Canada, Latin America and Asia-Pacific within our International reportable segment.
For 2017, we performed the qualitative test for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired, with the exception of Africa. For Africa, we also performed the quantitative test and determined that no impairment existed. Further, a 10% decrease in the estimated cash flows or a 10% increase in the discount rate would not result in a material impairment. The goodwill impairment tests we performed during 2016 and 2015 also resulted in no impairment. At December 31, 2017, there was no accumulated goodwill impairment loss.

Goodwill allocated to our segments as of December 31, 2017, 2016 and 2015, and the changes in the carrying amount of goodwill during those periods, consisted of the following:

(in millions)	USIS	International	Consumer Interactive	Total
Balance, December 31, 2015	$1,210.1	$532.1	$241.2	$1,983.4
Purchase accounting adjustments	4.0	—	—	4.0
Acquisitions	31.6	131.6	—	163.2
Foreign exchange rate adjustment	—	23.3	—	23.3
Balance, December 31, 2016	$1,245.7	$687.0	$241.2	$2,173.9
Purchase accounting adjustments	14.2	—	—	14.2
Acquisitions	161.4	—	—	161.4
Foreign exchange rate adjustment	—	19.3	—	19.3
Balance, December 31, 2017	$1,421.3	$706.3	$241.2	$2,368.8
5. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. Increases to the gross amount of intangible assets during 2017 included expenditures to develop internal use software, a $149.7 million increase due primarily to our 2017 business acquisitions of Datalink Services, Inc., xTech Holdings, Inc. and FT Holdings, Inc., and increases due to the impact of foreign exchange rate adjustments.
Intangible assets consisted of the following:

	December 31, 2017			December 31, 2016
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Database and credit files	$854.8	$(302.0)	$552.8	$844.4	$(242.7)	$601.7
Internal use software	946.2	(489.4)	456.8	739.0	(412.7)	326.3
Customer relationships	439.5	(114.4)	325.1	415.7	(89.3)	326.4
Trademarks, copyrights and patents	572.1	(84.2)	487.9	573.3	(69.2)	504.1
Noncompete and other agreements	6.8	(3.6)	3.2	5.7	(1.9)	3.8
Total intangible assets	$2,819.4	$(993.6)	$1,825.8	$2,578.1	$(815.8)	$1,762.3
All amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Database and credit files are generally amortized over a twelve to fifteen year period. Internal use software is generally amortized over three to seven year period. Customer relationships are amortized over a ten to twenty year period. Trademarks are generally amortized over a forty year period. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated economic life. The weighted average lives of our intangibles is approximately sixteen years.
Amortization expense related to intangible assets for the years ended December 31, 2017, 2016 and 2015, was $170.1 million, $197.5 million and $218.1 million, respectively. Estimated future amortization expense related to intangible assets at December 31, 2017, is as follows:

(in millions)	Annual Amortization Expense
2018	$192.5
2019	174.5
2020	155.3
2021	141.1
2022	132.3
Thereafter	1,030.1
Total future amortization expense	$1,825.8

6. Other Assets
Other assets consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
Investments in affiliated companies	$79.2	$62.6
Deposits	14.6	9.3
Other investments	13.5	9.5
Marketable securities	12.7	12.4
Interest rate caps	9.4	—
Deferred financing fees	2.0	1.2
Other	5.2	2.5
Total other assets	$136.6	$97.5
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. See Note 7, “Investments in Affiliated Companies,” for additional information about investment in affiliated companies. See Note 9, “Other Liabilities” and Note 10, “Debt,” for additional information about the interest rate caps.
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
For all investments, we adjust the carrying value if we determine that an other-than-temporary impairment has occurred. During 2016, we incurred losses of $2.0 million on cost method investments recorded in our USIS segment. The losses were included in other income and expense in the consolidated statements of income. We had no impairments of investments in affiliated companies during 2017 and 2015.
Investments in affiliated companies consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
Total equity method investments	$42.8	$39.4
Total cost method investments	36.4	23.2
Total investments in affiliated companies	$79.2	$62.6
These balances are included in other assets in the consolidated balance sheets. The increase in cost method investments is due to two acquisitions made in our USIS segment.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015
Earnings from equity method investments	$9.1	$8.6	$8.8
Dividends received from equity method investments	$7.4	$8.0	$8.7
Dividends received from cost method investments were $1.0 million, $0.9 million and $0.8 million in 2017, 2016 and 2015, respectively. Dividends received from cost method investments are included in other income and expense.

8. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
Accrued payroll	$84.6	$79.3
Accrued legal and regulatory	46.3	35.9
Accrued employee benefits	34.1	31.8
Deferred revenue	13.2	12.0
Income taxes payable	8.5	11.5
Accrued interest	1.5	1.3
Contingent consideration	1.1	16.1
Other	18.5	20.8
Total other current liabilities	$207.8	$208.7
Contingent consideration decreased $15.0 million primarily due to payments made under various contingent consideration clauses of contracts we have entered into to acquire businesses. See Note 15, “Fair Value,” for additional information related to these contingent consideration obligations.

9. Other Liabilities
Other liabilities consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
Income tax payable	$25.6	$—
Unrecognized tax benefits	12.3	4.8
Retirement benefits	12.2	10.9
Purchase consideration payable	12.2	—
Interest rate caps	—	6.1
Contingent consideration	—	1.5
Other	8.5	7.4
Total other liabilities	$70.8	$30.7
The increase in income taxes payable is due to the long-term portion of the deemed mandatory repatriation tax due as discussed in Note 13, “Income Tax.” The increase in unrecognized tax benefits is primarily due to an increase in reserves for foreign tax credits and certain tax credits claimed. Purchase consideration payable represents a hold back of purchase consideration for two business acquisitions made in 2017. See Note 6, “Other Assets” and Note 10, “Debt,” for additional information about the interest rate caps.

10. Debt
Debt outstanding consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2023, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.57% at December 31, 2017 and 3.52% at December 31, 2016), including original issue discount and deferred financing fees of $6.2 million and $3.7 million, respectively, at December 31, 2017, and original issue discount and deferred financing fees of $7.6 million and $4.4 million, respectively, at December 31, 2016	$1,971.5	$1,984.6
Senior Secured Term Loan A, payable in quarterly installments through August 9, 2022, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.07% at December 31, 2017 and 2.77% at December 31, 2016), including original issue discount and deferred financing fees of $1.4 million and $0.3 million, respectively, at December 31, 2017, and original issue discount and deferred financing fees of $0.7 million and $0.2 million, respectively, at December 31, 2016	395.8	375.7
Senior Secured Revolving Line of Credit	85.0	—
Other notes payable	11.0	14.2
Capital lease obligations	1.3	1.1
Total debt	2,464.6	2,375.6
Less short-term debt and current portion of long-term debt	(119.3)	(50.4)
Total long-term debt	$2,345.3	$2,325.2
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2017, were as follows:

(in millions)	December 31, 2017
2018	$119.3
2019	36.7
2020	43.3
2021	39.9
2022	354.9
Thereafter	1,882.1
Unamortized original issue discounts and deferred financing fees	(11.6)
Total debt	$2,464.6
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B and the senior secured revolving line of credit.
On August 9, 2017, we refinanced and amended certain provisions of our senior secured credit facility. Amendments to the Senior Secured Term Loan B included a 0.50% reduction in the applicable margin. Amendments to the Senior Secured Term Loan A included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, an increase in borrowing to $400.0 million, and a reduction in the scheduled principal repayments. Amendments to the Senior Secured Revolving Line of Credit included an extension of the maturity date from June 2020 to August 2022, a reduction in the applicable margin depending on our total net leverage ratio, a reduction in the annual commitment fee on the unused borrowings, and an increase in the commitment amount to $300.0 million. Other key provisions include changes in incremental borrowing limits and a reduction in the financial covenant test not to exceed a senior secured net leverage ratio of 5.5-to-1. On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. These refinancings resulted in $10.5 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in 2017.
On July 15, 2015, we used the net proceeds from our IPO, along with $350.0 million of borrowings from the Senior Secured Term Loan A, to redeem all of our then outstanding 9.625% and 8.125% Senior Notes, including a prepayment premium, accrued interest and certain transaction costs. Collectively the refinance and redemptions resulted in $37.6 million of expenses recorded in other income and expense in the consolidated statements of income in 2015.
Interest rates on the Senior Secured Term Loan B are based on the London Interbank Offered Rate (“LIBOR”), unless otherwise elected, plus a margin of 2.00%. The Company is required to make principal payments at the end of each quarter of 0.25% of the 2017 refinanced principal balance plus additional borrowings with the remaining balance due April 9, 2023. The Company is also required to make additional payments based on excess cash flows, as defined in the agreement, of the prior year. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. There were no excess cash flows for 2017 and therefore no payment is required in 2018.
Interest rates on Senior Secured Term Loan A are based on LIBOR, unless otherwise elected, plus a margin of 1.25%, 1.50% or 1.75% depending on our total net leverage ratio. The Company is required to make principal payments of 0.625% of the 2017 refinanced principal balance plus additional borrowings at the end of each quarter through September 2019, increasing to 1.25% each quarter thereafter, with the remaining balance due August 9, 2022.
Interest rates on the Senior Secured Revolving Line of Credit are based on LIBOR, unless otherwise elected, plus a margin of 1.25%, 1.50% or 1.75% depending on our total net leverage ratio. There is a 0.20%, 0.25% or 0.30% annual commitment fee, depending on our total net leverage ratio, payable quarterly based on the undrawn portion of the Senior Secured Revolving Line of Credit. The commitment under the Senior Secured Revolving Line of Credit expires on August 9, 2022.
During 2017, we borrowed $215.0 million under the Senior Secured Revolving Line of Credit to partially fund various acquisitions and the repurchase of our common stock. See Note 11, “Stockholders’ Equity” for additional information regarding the common stock repurchase. During the year, we repaid $130.0 million of the borrowing on the Senior Secured Revolving Line of Credit. As of December 31, 2017, we had $85.0 million outstanding under the Senior Secured Revolving Line of Credit and could have borrowed up to the additional $215.0 million available.
TransUnion also has the ability to request incremental loans up to the greater of an additional $675.0 million and 100% of Consolidated EBITDA on the same terms under the existing senior secured credit facility, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25-to-1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The net leverage ratio must not exceed 5.5-to-1 at any such test date. As of December 31, 2017, we were in compliance with all debt covenants.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,483.5 million and will continue to decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income (loss). The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $6.2 million, an unrealized loss of $7.5 million, and an unrealized gain of $0.3 million, net of tax, for the years ended December 31, 2017, 2016 and 2015, respectively, recorded in other comprehensive income. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.3 million and $0.5 million, and a gain of $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, recorded in other income and expense.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the twelve-month period of 2017 and 2016 was $4.3 million ($2.8 million net of tax) and $1.6 million ($1.0 million net of tax), respectively. We expect to reclassify approximately $0.7 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of December 31, 2017, the fair value of our variable-rate Senior Secured Term Loan A and Senior Secured Revolving Line of Credit, excluding original issue discounts and deferred fees, approximates the carrying value. As of December 31, 2017, the fair value of our Senior Secured Term Loan B, excluding original issue discounts and deferred fees, was approximately $1,993.8 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, quoted market prices for these publicly traded instruments.
11. Stockholders’ Equity
Stock Split
During 2015, we effected a 1.333 to 1 stock split of our common stock. All periods presented in these financial statements reflect this split. The impact of the split resulted in a reclassification of the beginning balance of additional paid-in capital to common stock to reflect the increase in par value.
Treasury Stock
On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of our common stock over the next three years. Our board of directors removed the three-year time limitation on February 8, 2018. On February 22, 2017, the Company purchased 1.85 million shares of common stock for a total of $68.3 million from the underwriters of a secondary offering of shares of our common stock by certain of our stockholders. On May 2, 2017, the Company purchased an additional 1.65 million shares of common stock for a total of $65.2 million from the underwriters of a secondary offering of shares of our common stock by certain of our stockholders.
Preferred Stock
As of December 31, 2017 and 2016, we had 100.0 million shares of preferred stock authorized and no preferred stock issued or outstanding.
Redeemable Non-controlling Interest
During the first quarter of 2016, redeemable noncontrolling interest increased $59.5 million, due to our purchase of CIFIN and our exercise of our call rights on the Drivers History Information Sales, LLC (“DHI”) noncontrolling interest. During the second quarter of 2016, we redeemed all of our redeemable noncontrolling interest in CIFIN and DHI, resulting in no redeemable noncontrolling interest at December 31, 2017 and 2016.
12. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
As of December 31, 2017, there were 0.1 million anti-dilutive stock-based awards outstanding. In addition, there were no contingently issuable market-based stock awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. As of December 31, 2016, there were 0.1 million anti-dilutive stock-based awards outstanding. In addition, there were 5.9 million contingently issuable market-based stock awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. As of December 31, 2015, there were less than 0.1 million anti-dilutive stock-based awards outstanding. In addition, there were 6.1 million contingently issuable market-based stock awards outstanding that were excluded from the diluted earnings per share calculations because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015

Earnings per share - basic
Earnings available to common stockholders	$441.2	$120.6	$5.9
Weighted average shares outstanding	182.4	182.6	165.3
Earnings per share - basic	$2.42	$0.66	$0.04

Earnings per share - diluted
Earnings available to common stockholders	$441.2	$120.6	$5.9

Weighted average shares outstanding	182.4	182.6	165.3
Dilutive impact of stock based awards	7.4	2.0	1.5
Weighted average dilutive shares outstanding	189.9	184.6	166.8
Earnings per share - diluted	$2.32	$0.65	$0.04

13. Income Taxes
In accounting for the impacts of the Tax Cuts and Jobs Act (the “Act”), we followed the SEC guidance in Staff Accounting Bulletin (“SAB”) 118 issued in late December 2017. The SEC recognizes that companies may not have completed their accounting for the income tax effects of the Act in the period of enactment, and prescribes guidance to perform the accounting during a one-year measurement period and related disclosures. Specifically, SAB 118 prescribes guidance for reporting the income tax effects of the Act in the period of the enactment by classifying items into one of three separate categories: those for which the accounting is complete, those for which the accounting is incomplete but the company has a reasonable estimate, and those for which the accounting is incomplete and the company does not have a reasonable estimate.
Included in our 2017 tax provision was a $175.3 million net benefit to income tax expense for the effects of the Act. At December 31, 2017, we had not completed the accounting for the tax effects for certain aspects of the Act. However, we were able to calculate or make reasonable estimates of the effects on the existing deferred tax balances and the impact of the one-time transition tax, including the following:

•
The U.S. federal corporate tax rate reduction from 35% to 21%: We revalued all relevant domestic deferred tax assets and liabilities at the new 21% rate, including related state amounts. We recorded a $182.9 million net deferred income tax benefit for this item. We also made a reasonable estimate of all the differences between the financial statement basis and tax basis in domestic assets and liabilities originating in 2017 and recorded a $4.3 million estimated deferred income tax expense for these items. This estimate is subject to change over the measurement period, as we perform additional analysis on them in connection with filing our 2017 tax returns.

•
The federal and state impacts of the one-time deemed mandatory repatriation tax: We recorded a $33.5 million estimated current income tax expense for this item. This estimate is subject to change over the measurement period, as the federal and state tax authorities issue clarifying guidance on this provision and as we finalize our estimates and documentation necessary for the calculations. Specifically, we need to further gather, verify and document the underlying earnings and profits, foreign taxes and other data required for all relevant historical years.

•
Our assertion for unremitted earnings and other outside basis differences in foreign subsidiaries taxed under the one-time deemed mandatory repatriation tax provision: Since all of these earnings have now been taxed under the Act, there is no longer a need for any federal and state reserves on unremitted earnings of certain foreign subsidiaries. As such, we released the reserves and recorded a $31.5 million estimated net deferred income tax benefit for this item. This estimate is also subject to change over the measurement period, as we finalize the impact of the Act on the outside basis differences in certain foreign subsidiaries.

We have not completed our analysis, nor could we establish a reasonable estimate to record a federal and state Global Intangible Low Taxed Income (“GILTI”) provision in 2017. Further, the FASB has indicated it will issue guidance clarifying an accounting policy election for the treatment of GILTI in 2018. Accordingly, we have not made an election. During 2018, we will consider any clarifying guidance from the FASB and taxing authorities and complete our analysis.
During 2018, we will continue to analyze other aspects of the Act, which we currently believe will not have a material impact, and will consider any clarifying guidance from the FASB and taxing authorities relative to all aspects of the Act.  We will complete our analysis in 2018.
The provision (benefit) for income taxes consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015
Federal
Current	$82.3	$53.9	$3.8
Deferred	(221.8)	(21.3)	(8.2)
State
Current	8.4	6.9	(0.3)
Deferred	9.9	10.6	(5.5)
Foreign
Current	43.0	35.4	25.1
Deferred	(0.9)	(11.5)	(3.6)
Total (benefit) provision for income taxes	$(79.1)	$74.0	$11.3
The components of income before income taxes consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015
Domestic	$265.7	$128.0	$(30.5)
Foreign	106.8	77.4	57.1
Income before income taxes	$372.5	$205.4	$26.6
The effective income tax rate reconciliation consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2017		2016		2015
Income taxes at 35% statutory rate	$130.4	35.0%	$71.9	35.0%	$9.3	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	5.6	1.5%	15.4	7.5%	(5.8)	(21.8)%
Foreign rate differential	(5.3)	(1.4)%	(1.8)	(0.9)%	(2.6)	(9.9)%
Current year tax impact of unremitted foreign earnings	9.3	2.5%	7.7	3.7%	11.1	41.8%
Impact of foreign dividends	4.1	1.1%	0.1	—%	0.1	0.2%
DPAD & R&D tax credit	(3.8)	(1.0)%	(5.0)	(2.4)%	—	—%
International restructuring	(9.9)	(2.7)%	(13.6)	(6.6)%	—	—%
Tax Reform Impact	(175.3)	(47.1)%	—	—%	—	—%
Excess Tax Benefit on stock-based compensation	(39.3)	(10.5)%	—	—%	—	—%
Other	5.1	1.4%	(0.7)	(0.3)%	(0.8)	(2.9)%
Total	$(79.1)	(21.2)%	$74.0	36.0%	$11.3	42.4%
For 2017, we reported a negative 21.2% effective tax rate, which is lower than the 35.0% U.S. federal statutory rate due primarily to the one-time decreases resulting from enactment of the Act in December 2017 and the excess tax benefits on stock-based compensation that is now recorded to income tax expense due to our adoption of ASU 2016-09 on January 1, 2017.
For 2016, we reported a 36.0% effective tax rate, which is higher than the 35.0% U.S. federal statutory rate due primarily to increases resulting from changes to our state tax assumptions and tax on our foreign earnings that are not considered permanently reinvested outside the United States, partially offset by decreases resulting from the impact of international restructuring and Internal Revenue Code Section 199 Domestic Productions Activities Deduction (“DPAD”) and Research and Development (“R&D”) tax credits.
For 2015, we reported a 42.4% effective tax rate, which is higher than the 35.0% U.S. federal statutory rate due primarily to tax on our foreign earnings that are not considered permanently reinvested outside the United States, partially offset by a favorable foreign tax rate differential and a credit to deferred state tax expense for changes in state tax rates.
As of December 31, 2017, in connection with the one-time mandatory deemed repatriation tax mandated under the Act, we recorded a $33.5 million estimated current income tax expense on our cumulative unremitted foreign earnings. We have recorded $5.9 million of foreign withholding taxes on unremitted earnings from foreign subsidiaries that are not permanently reinvested at the foreign operating subsidiary level that are payable once those earnings are remitted to the foreign parent, and foreign capital gains taxes of $6.8 million on the outside basis difference in excess of unremitted earnings for an investment in a non-consolidated foreign affiliate. No incremental foreign withholding tax liability has been made beyond the $5.9 million noted above. The company has not accrued a provision for any incremental U.S. tax due on unremitted earnings that are permanently reinvested outside of the U.S., which is subject to change as we finalize our analysis of the impact of the Act.

Components of net deferred income tax consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
Deferred income tax assets:
Compensation	$16.4	$20.1
Employee benefits	2.5	4.9
Legal reserves and settlements	5.2	7.4
Hedge investments	1.1	4.8
Financing related costs	—	4.2
Loss and credit carryforwards	105.7	84.9
Other	7.7	10.0
Gross deferred income tax assets	138.6	136.3
Valuation allowance	(85.3)	(59.2)
Total deferred income tax assets, net	$53.3	$77.1
Deferred income tax liabilities:
Depreciation and amortization	$(454.7)	$(604.5)
Taxes on undistributed foreign earnings	(7.3)	(49.7)
Other	(8.8)	(1.9)
Total deferred income tax liability	(470.8)	(656.1)
Net deferred income tax liability	$(417.5)	$(579.0)
Deferred tax assets and liabilities result from temporary differences between tax and accounting policies. Our balance sheet includes a deferred tax asset of $1.9 million that is included in other assets.
If certain deferred tax assets are not likely to be recovered in future years, a valuation allowance is recorded. During 2017, our valuation allowance increased $26.1 million primarily due to the current year foreign tax credit carryforward. As of December 31, 2017 and 2016, a valuation allowance of $85.3 million and $59.2 million, respectively, reduced deferred tax assets generated by capital loss, U.S. federal net operating loss, foreign loss, foreign tax credit and certain state net operating loss carryforwards. Capital loss carryforwards over two to four years, U.S. federal net operating losses over nine to nineteen years, foreign loss carryforward over six to an indefinite numbers of years, foreign tax credit carryforward over the next ten years, state net operating loss carryforwards over the next four to eighteen years.
The total amount of unrecognized tax benefits as of December 31, 2017 and 2016, was $12.3 million and $4.8 million, respectively. The amounts that would affect the effective tax rate if recognized are $8.2 million and $4.8 million, respectively.
The total amount of unrecognized tax benefits consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
Balance as of beginning of period	$4.8	$1.9
Increase in tax positions of prior years	2.8	0.7
Increase for tax positions of current year	4.7	2.5
Decrease in tax positions due to settlement and lapse of statute	—	(0.3)
Balance as of end of period	$12.3	$4.8
We classify interest on unrecognized tax benefits as interest expense and income tax penalties as other income or expense in the consolidated statements of income. We classify any interest or income tax penalties related to unrecognized tax benefits as other liabilities in the consolidated balance sheets. There was no significant interest expense related to taxes for the years ended December 31, 2017, 2016 or 2015, and no significant liability recorded for interest payable as of December 31, 2017 or 2016. There was no significant expense recognized for tax penalties for the years ended December 31, 2017, 2016 or 2015, and no significant liability recorded for tax penalties as of December 31, 2017 or 2016.
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
14. Stock-Based Compensation
For the years ended December 31, 2017, 2016 and 2015, we recognized stock-based compensation expense of $47.7 million, $31.2 million and $22.3 million, respectively, with related income tax benefits of approximately $16.3 million, $11.3 million and $8.3 million, respectively. Of the stock-based compensation expense recognized in 2017, 2016 and 2015, $14.6 million, $6.8 million and $13.3 million, respectively, was from cash-settleable awards.
On June 4, 2015, in anticipation of our IPO, our board of directors authorized and we effected a 1.333 to 1 stock split of our common stock. All periods presented in these financial statements reflect this split. See Note 11, “Stockholders’ Equity” for further discussion on the stock split.
Under the TransUnion Holding Company, Inc. 2012 Management Equity Plan (the “2012 Plan”), stock-based awards could be issued to executive officers, employees and independent directors of the Company. A total of 10.1 million shares were authorized for grant under the 2012 Plan. Effective upon the closing of the IPO, the Company’s board of directors and its stockholders adopted the TransUnion 2015 Omnibus Incentive Plan (the “2015 Plan”) and no more shares can be issued under the 2012 Plan. A total of 5.4 million shares have been authorized for grant under the 2015 Plan. The 2015 Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to key employees, directors or other persons having a service relationship with the Company and its affiliates. As of December 31, 2017, there were approximately 2.0 million of unvested awards outstanding and approximately 0.1 million of awards have vested under the 2015 Plan.
For all equity-based plans, we estimate expected forfeitures and make adjustments during the year for actual forfeitures. We review our estimates at least annually to determine if adjustments are needed to our estimate.
Effective upon the closing of the IPO, the Company’s board of directors and its stockholders adopted the TransUnion 2015 Employee Stock Purchase Plan (the “ESPP”). A total of 2.4 million shares have been authorized to be issued under the ESPP. The ESPP provides certain employees of the Company with an opportunity to purchase the Company’s common stock at a discount. As of December 31, 2017, the Company has issued approximately 0.2 million shares of common stock under the ESPP.
2012 Plan
Stock Options
Stock options granted under the 2012 Plan have a ten year term. For stock options granted to employees, 40% generally vest based on the passage of time (service condition options), and 60% generally vest based on the passage of time, subject to meeting certain stockholder return on investment conditions (market condition options). These stockholder return on investment conditions were satisfied in February 2017, and all remaining outstanding stock options now vest solely on the passage of time. All stock options granted to independent directors vest based on the passage of time.
Service condition options were valued using the Black-Scholes valuation model and vest over a five year service period, with 20% generally vesting one year after the grant date, and 5% vesting each quarter thereafter. Compensation costs for the service condition options are recognized on a straight-line basis over the requisite service period for the entire award. Market condition options were valued using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition options, and now vest over a five year service period now that the market conditions have been satisfied. There were no stock options granted during 2017 and 2016. The assumptions used to value the service condition options and the weighted-average grant date fair value for market condition options granted during 2015 were as follows:

Twelve Months December 31, 2015
Service condition options:
Dividend yield	—
Expected volatility	40%-55%
Risk-free interest rate	1.7%-2.3%
Expected life, in years	6.4
Weighted-average grant date fair value	$7.40

Market condition options:
Weighted-average grant date fair value	$7.15
The dividend yield was estimated to be zero because at that time, we did not expect to pay dividends in the future. The expected volatility was estimated based on comparable company volatility. The risk-free interest rate was derived from the constant maturity treasury curve for terms matching the expected life of the award. The expected life was calculated using the simplified method described in SAB No. 110 because at the time the options were valued, we did not have sufficient historical data related to exercise behavior.
Stock option activity as of December 31, 2017 and 2016, and for the year ended December 31, 2017, consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	8,779,322	$7.05	6.3	$209.6
Granted	—	—
Exercised	(3,246,977)	6.38
Forfeited	(37,973)	11.43
Expired	—	—
Outstanding as of December 31, 2017	5,494,372	$7.42	5.4	$261.2

Expected to vest as of December 31, 2017	889,086	$11.21	6.4	$38.9
Exercisable as of December 31, 2017	4,577,822	$6.65	5.2	$221.1
As of December 31, 2017, stock-based compensation expense remaining to be recognized in future years related to options, excluding an estimate for forfeitures, was $3.2 million with a weighted-average recognition period of 1.9 years. During 2017, cash received from the exercise of stock options was $20.7 million and the tax benefit realized from exercise of stock options was $43.8 million.
The intrinsic value of options exercised and the fair value of options vested for the periods presented are as follows:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015
Intrinsic value of options exercised	$120.3	$19.4	$5.2
Total fair value of options vested	$14.0	$3.9	$3.8

Stock Appreciation Rights
The Company granted no stock appreciation rights (“SARs”) during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, the Company granted 0.1 million SARs with a weighted-average exercise price of $21.00. The SARs have a ten year term, with 40% vesting over a five year service period and 60% vesting over a five year service period, subject to meeting certain stockholder return on investment conditions. These stockholder return on investment conditions were satisfied in February 2017, and all remaining outstanding SARs now vest solely on the passage of time. The SARs are cash-settleable and are accounted for as liability awards, with expense recognized based on our stock price and the percentage of requisite service rendered at the end of each reporting period.
During the year ended December 31, 2017, 0.5 million SARs vested, less than 0.1 million SARs were forfeited, and 0.4 million SARs were exercised. During years ended December 31, 2017, 2016, and 2015, $13.5 million, $1.8 million, and $0.4 million, respectively, of share-based liabilities were paid for SARs that were exercised during the year. Stock-based compensation expense remaining to be recognized in future years related to SARs was $2.0 million based on the fair value of the awards at December 31, 2017. As of December 31, 2017, there were 0.3 million SARs outstanding.
Restricted Stock
During 2015, the Company granted 49,187 shares of restricted stock under the 2012 Plan that cliff vested on December 31, 2016. The weighted average grant date fair value was $20.34. As of December 31, 2017 and 2016, there were no stock-based compensation expense remaining to be recognized in future years related to restricted stock granted under the 2012 Plan.
2015 Plan
Restricted Stock Units
During 2017 and 2016, restricted stock units were granted under the 2015 Plan. Restricted stock units issued to date generally consist of: 50% service-based restricted stock units that vest based on passage of time and 50% performance awards consisting of performance restricted stock units that vest based on the passage of time, subject to meeting certain 3-year revenue and Adjusted EBITDA cumulative annual growth rate (“CAGR”) targets and market-based performance restricted stock units that vest based on the passage of time, subject to meeting certain relative total stockholder return (“TSR”) targets. For the performance awards, including the market-based performance awards, between zero and 200% of the units granted may eventually vest, based upon the final CAGR and TSR achievement relative to the targets. Restricted stock units generally vest three years from the grant date, subject to meeting any performance and market conditions.
Service-based and performance-based restricted stock units are valued on the award grant date at the closing market price of our stock. Market-based awards are valued using a risk-neutral Monte-Carlo model, with assumptions similar to those used to value the 2012 Plan market-condition options, based on conditions that existed on the grant date of the award.
Restricted stock unit activity as of December 31, 2017 and 2016, and for the year ended December 31, 2017, consisted of the following:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	1,247,064	$26.37	2.1	$38.6
Granted	917,490	41.49
Vested	(2,940)	33.64
Forfeited	(171,500)	31.40
Expired	—	—
Outstanding as of December 31, 2017	1,990,114	$32.89	1.5	$109.4

Expected to vest as of December 31, 2017	2,465,566	$31.87	1.5	$135.5
The fair value and intrinsic value of restricted stock units that vested during the year ended December 31, 2017, was $0.1 million. As of December 31, 2017, stock-based compensation expense remaining to be recognized in future years related to restricted stock units, excluding an estimate for forfeitures, was $47.8 million, with weighted-average recognition periods of 1.8 years.

Restricted Stock
During 2016, the Company granted 24,800 shares of restricted stock under the 2015 Plan that vested during 2017. The weighted average grant date fair value was $30.24. During 2017, the Company granted 25,868 shares of restricted stock under the 2015 Plan that vest one year from the grant date. The weighted average grant date fair value was $40.58. As of December 31, 2017, stock-based compensation expense remaining to be recognized in future years related to these shares of restricted stock was $0.4 million, with a weighted average recognition period of five months.
Other
In connection with an acquisition we made in 2014, the Company issued equity awards to certain employees of the acquired company in exchange for stock awards they held prior to the acquisition. The new awards were for pre- and post-acquisition services. As a result, the Company recorded $0.8 million and $4.3 million of stock-based compensation expense in 2016 and 2015, respectively. During 2016, the entire cash-settleable award was paid in full.
In connection with an acquisition we made in 2015, the Company issued equity awards to certain employees for post-acquisition services. As a result, the Company recorded $0.2 million of stock-based compensation expense in 2016 that was reversed in 2017. These awards are cash-settleable and accounted for as liability awards, with the liability valued at the probability-weighted expected payout at the end of each period, which, at December 31, 2017, we estimate to be zero.
15. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$12.7	$10.0	$2.7	$—
Interest rate caps	9.4	—	9.4	—
Available-for-sale securities	3.3	—	3.3	—
Total	$25.4	$10.0	$15.4	$—

Liabilities
Contingent consideration	(1.1)	—	—	(1.1)
Total	$(1.1)	$—	$—	$(1.1)
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
Level 3 instruments consist of contingent consideration obligations related to companies we have acquired with remaining maximum payouts totaling $15.6 million. These obligations are contingent upon meeting certain quantitative or qualitative performance metrics through 2018 and are included in other current liabilities and other liabilities on our balance sheet. The fair values of the obligations are determined based on an income approach, using ours expectations of the future expected earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During 2017, we recorded a gain of $0.3 million as a result of changes to the fair value of these obligations.

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

Selected segment financial information consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015
Gross revenues
U.S. Information Services	$1,204.1	$1,045.1	$924.5
International	361.9	313.9	269.6
Consumer Interactive	432.1	407.1	369.8
Total revenues, gross	$1,998.1	$1,766.0	$1,563.9

Intersegment revenue eliminations:
U.S. Information Services	$(59.3)	$(57.0)	$(53.9)
International	(4.8)	(4.0)	(3.2)
Consumer Interactive	(0.2)	—	—
Total intersegment eliminations	(64.2)	(61.1)	(57.1)
Total revenues, net	$1,933.8	$1,704.9	$1,506.8

Operating income:
U.S. Information Services	$313.0	$203.5	$130.5
International	58.2	49.8	21.2
Consumer Interactive	198.4	168.9	137.2
Corporate	(104.9)	(121.6)	(91.8)
Total operating income	$464.7	$300.5	$197.1

Intersegment operating income eliminations:
U.S. Information Services	$(57.6)	$(55.5)	$(52.4)
International	(3.5)	(3.0)	(1.9)
Consumer Interactive	61.1	58.5	54.4
Corporate	—	—	—
Total intersegment eliminations	$—	$—	$—
As a result of displaying amounts in millions, rounding differences may exist in the tables above and below.
A reconciliation of operating income to income before income taxes for the periods presented is as follows:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015
Operating income from segments	$464.7	$300.5	$197.1
Non-operating income and expense	(92.2)	(95.1)	(170.5)
Income before income tax	$372.5	$205.4	$26.6

Earnings from equity method investments included in non-operating income and expense was as follows:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015
U.S. Information Services	$2.0	$1.9	$1.8
International	7.1	6.7	7.0
Total	$9.1	$8.6	$8.8
Total assets, by segment, consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
U.S. Information Services	$3,070.9	$2,762.8
International	1,538.0	1,460.1
Consumer Interactive	431.9	417.7
Corporate	77.7	140.6
Total	$5,118.5	$4,781.2
Cash paid for capital expenditures, by segment, was as follows:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015
U.S. Information Services	$88.8	$82.5	$86.5
International	34.3	30.2	29.8
Consumer Interactive	9.6	9.1	7.9
Corporate	2.6	2.2	8.0
Total	$135.3	$124.0	$132.2
Depreciation and amortization expense by segment was as follows:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015
U.S. Information Services	$160.6	$191.0	$206.2
International	61.5	57.2	55.1
Consumer Interactive	10.7	11.7	11.8
Corporate	5.2	5.3	5.3
Total	$238.0	$265.2	$278.4

Percentage of revenue based on where it was earned, was as follows:

	Twelve Months Ended December 31,
	2017	2016	2015
Domestic	82%	82%	82%
International	18%	18%	18%
Percentage of long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	As of December 31,
	2017	2016	2015
Domestic	78%	78%	83%
International	22%	22%	17%

17. Commitments
Future minimum payments for noncancelable operating leases, purchase obligations and other liabilities in effect as of December 31, 2017, are payable as follows:

(in millions)	Operating Leases	Purchase Obligations and Other	Total
2018	$16.3	$210.5	$226.8
2019	14.2	35.3	49.5
2020	12.5	23.7	36.2
2021	10.3	12.6	22.9
2022	6.2	3.6	9.8
Thereafter	20.2	18.9	39.1
Totals	$79.7	$304.6	$384.3
Purchase obligations include $131.3 million of trade accounts payable that were included in our balance sheet as of December 31, 2017. Purchase obligations include commitments for outsourcing services, royalties, data licenses, maintenance and other operating expenses, and the one-time deemed repatriation tax due over the next eight years as a result of the Act. Rental expense related to operating leases was $15.7 million, $14.0 million, and $13.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we routinely receive requests, subpoenas and orders seeking documents, testimony, and other information in connection with various aspects of our activities.
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
As of December 31, 2017 and 2016, we accrued $46.3 million and $35.9 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
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
The parties re-engaged in settlement discussions as directed by the District Court. Pursuant to those discussions the parties agreed to modify the initial agreed settlement and resubmit a new proposed settlement for consideration and approval. The revised settlement is substantially similar to the original agreed settlement described above with the following modifications: 1) each defendant agreed to contribute an equal additional sum so that $1.0 million in additional funds would be added to the original settlement proposal; and 2) each defendant agreed to provide one free credit report and VantageScore® to each class member in lieu of any monetary award to that class member. Such modifications were not material to TransUnion or its businesses. The District Court held a fairness hearing and approved the settlement on December 11, 2017.
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
In Ramirez v. Trans Union LLC, (No. 3:12-cv-00632-JSC, United States District Court for the Northern District of California), filed in 2012, the plaintiff has alleged that: the OFAC Alert service does not comply with the Cortez ruling; we have willfully violated the Fair Credit Reporting Act (“FCRA”) and the corresponding California state-FCRA based on the Cortez ruling by continuing to offer the OFAC Alert service; and there are one or more classes of individuals who should be entitled to statutory damages (i.e., $100 to $5,000 per person) based on the allegedly willful violations. In addition to the Ramirez action, the same lawyers representing Ramirez (who also represented the plaintiff in Cortez) filed two additional alleged class actions in 2012 (Miller v. Trans Union, LLC, No. 12-1715-WJN, United States District Court for the Middle District of Pennsylvania; and Larson v. Trans Union, LLC, No. 12-5726-JSC, United States District Court for the Northern District of California) and one in 2014 (Amit Patel, et al. v. TransUnion LLC, TransUnion Rental Screening Solutions, Inc. and TransUnion Background Data Solutions, No. 14-cv-0522-LB, United States District Court for the Northern District of California) claiming that our process for disclosing OFAC information to consumers, or how we match OFAC information to a consumer’s name or other identifying information, violates the FCRA and, in some instances, the corresponding California state-FCRA. In addition to the OFAC allegations, the plaintiff in the Patel action seeks to collapse all TransUnion FCRA regulated entities into a single entity. In July 2014, the Court in Ramirez certified a class of approximately 8,000 individuals solely for purposes of statutory damages if TransUnion is ultimately found to have willfully violated the FCRA, and a sub-class of California residents solely for purposes of injunctive relief under the California Consumer Credit Reporting Agencies Act. While the Court noted that the plaintiff is not seeking any actual monetary damage, the class certification order was predicated on a disputed question of Ninth Circuit law (currently there is a conflict between the federal circuits) that is awaiting action by the United States Supreme Court. Our motions to stay the Ramirez, Miller and Larson proceedings were granted and the proceedings stayed pending action by the U.S. Supreme Court in Spokeo v. Robins. In June 2015, the Court in Patel certified a national class of approximately 11,000 individuals with respect to allegations that TransUnion willfully violated the FCRA by failing to maintain and follow reasonable procedures to ensure the maximum possible accuracy of their information, and a national subclass of approximately 3,000 individuals with respect to allegations that TransUnion willfully violated the FCRA by failing to provide consumers with all information in their files. In September 2015, our motion to stay the Patel proceedings was granted and the proceedings stayed pending action by the U.S. Supreme Court in Spokeo v. Robins.
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
As a result of mediation on May 15, 2017 and without admitting any wrongdoing, we agreed, with the consent of our insurance carrier, to the terms of an $8.0 million settlement of all class, subclass and individual claims in the Patel matter, which was primarily accrued in the prior year. On October 26, 2017, the Court granted preliminary approval of the settlement. The settlement administrator has mailed notice of the settlement to the class members who have until February 21, 2018 to file a claim for damages or object to the settlement. The final approval hearing is scheduled for March 8, 2018. If the settlement is not ultimately approved by the Court, we intend to continue to defend this matter vigorously.
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
We have posted a bond at nominal cost to stay the execution of the judgment pending resolution of post-judgment motions that were filed with the trial court and the subsequent appeal. In November 2017, the trial court denied our post-trial motions for judgment as a matter of law, a new trial and a reduction on the jury verdict, and we appealed the Ramirez ruling to the United States Court of Appeals for the Ninth Circuit. Despite the jury verdict, we continue to believe that we have not willfully violated any law and have meritorious grounds for seeking modification of the judgment at the trial court or on appeal. Given the complexity and uncertainties associated with the outcome of the current and any subsequent appeals, there is a wide range of potential results, from vacating the judgment in its entirety to upholding some or all aspects of the judgment. As of December 31, 2017, we have recorded a charge for this matter equal to our current estimate of probable losses for statutory damages, net of amounts we expect to receive from our insurance carriers, the impact of which is not material to our financial condition or results of operations. We have not, however, recorded an accrual with respect to the punitive damages awarded by the jury since it is not probable, based on current legal precedent, that an award for punitive damages in conjunction with statutory damages for the alleged conduct will survive the post-judgment actions. We currently estimate, however, that the reasonably possible loss in future periods for punitive damages falls within a range from zero to something less than the amount of the statutory damages awarded by the jury. This estimate is based on currently available information. As available information changes, our estimates may change as well. We believe we will have some level of insurance coverage for the damage award and the legal fees and expenses we have incurred and will incur for defending this matter should this matter be unfavorably resolved against us after exhaustion of our post-judgment options.
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
Cases currently pending that name TransUnion, allege a legal violation of this nature and assert a class claim are: Olga Anderson, Kim Breeden and Brenda Walker v. Trans Union, LLC (No.3:16-cv-558-MHL, United States District Court for the Eastern District of Virginia, filed 2016); Carolyn Clark v. Trans Union, LLC (No. 3:15-cv-00391-MHL, United States District Court for the Eastern District of Virginia, filed 2015); Deidre Dennis v. Trans Union, LLC (No. 2:14-cv-02865-MSG, United States District Court for the Eastern District of Pennsylvania, filed 2014); Brigitte A. Jakob v. Trans Union LLC (No. 2:17-cv-01247, United States District Court for the Eastern District of Wisconsin, filed September 14, 2017); Treva Sudell Jones v. Trans Union LLC (No. 1:17-cv-01167, United States District Court for the Western District of Tennessee, filed August 31, 2017); Herbert Lustig v. Trans Union, LLC (No.2:17-cv-01175-GAM, Untied States District Court for the Eastern District of Pennsylvania, filed 2017); David Matthews and Brenda Matthews v. Trans Union, LLC (No. 2:17-cv-01825-JS, United States District Court for the Eastern District of Pennsylvania, filed 2017); Paul K. Nair v. Trans Union LLC (No. 1:17-cv-05496, United States District Court for the Southern District of New York, filed July 19, 2017); Wendy Newcomb v. Trans Union LLC (No. 1:17-cv-11797, United States District Court, District of Massachusetts, filed September 19, 2017); Rebecca Anne Peters v. Trans Union LLC (No. 2:17-cv-01273, United States District Court for the Northern District of Alabama, filed July 28, 2017); and Juan De La Rosa v. TransUnion LLC (No. 1:18-cv-00073, United States Court for the Southern District of New York, filed January 4, 2018). In the third quarter of 2017, we agreed to settle the Florence Morris v. Trans Union, LLC (No.3:17-cv-00511-BEN-AGS, United States District Court for the Southern District of California, filed 2017); Jeffrey Andree v. Trans Union, LLC (No.1:16-cv-01404-JTN-ESC, United States District Court for the Western District of Michigan, filed 2016); and Candace Anderson et al v. Trans Union, LLC (No.2:16-cv-12873-DML-APP, United States District Court for the Eastern District of Michigan, filed 2016) matters on terms that have not had and will not have a material impact on our financial condition or results of operations.
TransUnion believes it has valid defenses to each of these actions and intends to vigorously defend against the claims.
19. Related-Party Transactions
Stockholder Agreement
TransUnion was formed by affiliates of Advent International Corporation (“Advent”) and Goldman, Sachs & Co. (“GS”) on February 15, 2012. In connection with our IPO, TransUnion, Advent and GS amended the Major Stockholders’ Agreement. Among other things, the Major Stockholders’ Agreement provides that each Sponsor originally had the right to designate two directors to our Board of Directors, unless and until a Sponsor transfers a specified percentage of its initial ownership interest in the Company, measured as of the date of our IPO. The Major Stockholders’ Agreement provides that (a) if a Sponsor transfers more than 75% of its initial ownership interest (measured as of the IPO), such Sponsor may only designate one director and the second Sponsor director designee must resign immediately and (b) if such Sponsor transfers more than 90% of its initial ownership interest (measured as of the IPO), such Sponsor’s director designee or designees, as the case may be, must resign immediately, and such Sponsor would no longer have any right to designate any directors to our Board of Directors. Following the secondary offering that the Sponsors completed in May 2017, Advent fell below the threshold in (a) above and as a result one of its director designees, Steven M. Tadler, resigned from our Board of Directors. Pursuant to the terms of the Major Stockholders’ Agreement, following the secondary offering that the Sponsors completed in August 2017, Advent’s other director designee, Christopher Egan, would have been required to tender his resignation from our Board of Directors. However, our Board of Directors waived the requirement for

Mr. Egan’s resignation and we expect that Mr. Egan will serve until his term expires in May 2018. As of December 31, 2017, GS owned approximately 10.8% of our outstanding stock and has the right to appoint two members to our Board of Directors.
Consulting Agreement
In connection with our consulting agreement with Advent and GS, we incurred fees from each of them for the year ended December 31, 2015, of $0.1 million. This agreement terminated upon completion of our IPO.
In connection with his resignation as President and Chief Executive Officer of the Company, TransUnion and Siddharth N. (Bobby) Mehta, a director of the Company, entered into a consulting agreement, dated December 6, 2012, pursuant to which Mr. Mehta provided advice and consultation to assist Mr. Peck in the transition of duties as Chief Executive Officer and to Mr. Peck and the Board of Directors with respect to the Company’s strategic operating plan and strategic opportunities or transactions considered by the Company from time to time. Pursuant to the terms of the agreement, Mr. Mehta received a consulting fee of $0.2 million on or before January 10 of each year during the term of the agreement. This agreement terminated on December 31, 2015.
Data and Data Services
In 2017, 2016 and 2015, we entered into a series of transactions with affiliates of GS to license data and provide data services that we offer to all of our business customers. In connection with these transactions, we received aggregate fees of approximately $5.0 million, $1.4 million and $0.2 million in 2017, 2016 and 2015, respectively.
Debt and Hedge Activities
As of December 31, 2017 and 2016, interest accrued on our debt and hedge owed to related parties was less than $0.1 million for each period. As of December 31, 2017 and 2016, there was approximately $57.1 million and $61.5 million, respectively, of our Term Loan A owed to affiliates of GS. As of December 31, 2017 there was $12.0 million of our senior secured revolving line of credit owed to affiliates of GS and no outstanding borrowings as of December 31, 2016. During 2015, we terminated our interest rate swap agreements, paying affiliates of GS $1.7 million, and entered into new interest rate cap agreements with various counter-parties including an affiliate of GS. As of December 31, 2017 and 2016, the GS proportion of the fair value of the cap was an asset of $2.4 million and a liability of $1.5 million, respectively. For the years ended December 31, 2017, 2016 and 2015 affiliates of GS were paid $6.4 million, $3.9 million and $2.0 million, respectively, of interest expense and fees related to debt and hedge instruments.
Financing Transactions
In connection with our 2015 refinancing transaction, affiliates of GS were paid $0.1 million of fees.
Investment in Affiliated Companies
During the normal course of business we enter into transactions with companies that we hold an equity interest in. These transactions include selling and purchasing software data and professional services.
Use of IPO Proceeds
In connection with our IPO, in 2015 we paid underwriting discounts and commissions of approximately $8.8 million to Goldman, Sachs & Co., affiliates of which owned approximately 39.7% of our outstanding common stock at the time of our IPO. Gilbert Klemann and Sumit Rajpal, each of whom was a member of our Board of Directors at the time of our IPO, were both Managing Directors at Goldman, Sachs & Co. at the time of the IPO.
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

20. Quarterly Financial Data (Unaudited)
The quarterly financial data for 2017 and 2016 consisted of the following:

	Three Months Ended
(in millions)	December 31, 2017(1)	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$506.1	$498.0	$474.8	$455.0
Operating income	121.5	126.6	115.5	101.1
Net income	247.9	71.9	67.3	64.5
Net income attributable to TransUnion	245.1	68.8	64.9	62.3
Earnings per share:
Basic	$1.34	$0.38	$0.36	$0.34
Diluted	$1.29	$0.36	$0.34	$0.33

(1) Net income, net income attributable to TransUnion, and basic and diluted earnings per share for the fourth quarter of 2017 included a significant tax provision benefit as a result of the impact of the Act. See Note 13, “Income Taxes,” for further information.

	Three Months Ended
(in millions)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$435.9	$437.6	$425.7	$405.7
Operating income	89.3	95.8	63.5	51.9
Net income	52.6	44.5	19.7	14.6
Net income attributable to TransUnion	49.5	41.2	17.3	12.6
Earnings per share:
Basic	$0.27	$0.23	$0.09	$0.07
Diluted	$0.27	$0.22	$0.09	$0.07
As a result of displaying amounts in millions, rounding differences compared to the annual totals may exist in the table above.
21. Accumulated Other Comprehensive Loss
The following table sets forth the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(116.8)	$(0.8)	$0.1	$(117.5)
Change	(74.8)	0.5	—	(74.3)
Balance, December 31, 2015	$(191.6)	$(0.3)	$0.1	$(191.8)
Change	24.0	(7.2)	0.2	17.0
Balance, December 31, 2016	$(167.6)	$(7.5)	$0.3	$(174.8)
Change	33.1	6.5	(0.1)	39.5
Balance, December 31, 2017	$(134.5)	$(1.0)	$0.2	$(135.3)

22. Subsequent Events
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. We expect to commence paying dividends pursuant to this policy in the second quarter of 2018. The terms of our senior secured credit facility impose certain limitations on our ability to pay dividends. We may, however, declare and pay cash dividends up to an unlimited amount unless a default or event of default exists under the senior secured credit facility. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.
Our board of directors has also removed the three-year time limitation of our previously announced $300.0 million stock repurchase program. The remaining authorized $166.6 million of repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchase or through privately negotiated transactions.

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
Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2017. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of TransUnion’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Compliance Committee of TransUnion’s Board of Directors. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on TransUnion’s internal control over financial reporting that is included in this Annual Report on Form 10-K.
Based on our assessment, management determined that, as of December 31, 2017, TransUnion’s internal control over financial reporting was effective.
Changes in internal control over financial reporting
During the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 8, 2018, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2017.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 8, 2018, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2017.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 8, 2018, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2017.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 8, 2018, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2017.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 8, 2018, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2017.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets—December 31, 2017 and 2016;

•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015;

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015;

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule I - Condensed Financial Information of TransUnion;

•	Schedule I - Notes to Financial Information of TransUnion; and

•	Schedule II—Valuation and Qualifying Accounts.

(3)	The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December, 31, 2017, or incorporated herein by reference.

Exhibit No.	Exhibit Name

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

10.1
Amendment No. 7 to Credit Agreement, dated as of April 9, 2014, by and among TransUnion Intermediate Holdings, Inc., Trans Union LLC, the guarantors party thereto, Deutsche Bank Trust Company Americas, as Existing Administrative Agent, Existing Collateral Agent, Existing Swing Line Lender and Existing L/C Issuer, Deutsche Bank AG New York Branch, as Successor Administrative Agent, Successor Collateral Agent, Successor Swing Line Lender, Successor L/C Issuer and as 2014 Replacement Term Lender, and each other Lender party thereto (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed April 9, 2014).

10.2
Second Amended and Restated Credit Agreement, dated as of April 9, 2014, by and among TransUnion Intermediate Holdings, Inc., Trans Union LLC, the guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent, Deutsche Bank AG New York Branch, as L/C Issuer and Swing Line Lender, the other lenders from time to time party thereto, Goldman Sachs Lending Partners LLC, as Syndication Agent, and Bank of America, N.A., Royal Bank of Canada and Credit Suisse AG, as Documentation Agents (Incorporated by reference to Exhibit 10.2 to TransUnion’s Current Report on Form 8-K filed April 9, 2014).

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

10.8
Amendment No. 13 to Credit Agreement, dated as of August 9, 2017, by and among TransUnion Intermediate Holdings, Inc., Trans Union LLC, the Guarantors, Deutsche Bank Securities, Inc., Capital One, N.A., Goldman Sachs Lending Partners LLC, JP Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to TransUnion’s Quarterly Report on Form 10-Q filed on October 27, 2017).

10.9†††
TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012) (Incorporated by reference to Exhibit 10.1 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.10†††
TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement (Effective April 30, 2012) (Incorporated by reference to Exhibit 10.2 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.11†††
Amendment No. 1 to TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement, dated as of January 1, 2016 (Incorporated by reference to Exhibit 10.7 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.12
Stockholders’ Agreement made as of April 30, 2012, among TransUnion, the members of the management or other key persons of TransUnion or of TransUnion Intermediate Holdings, Inc., that are signatories thereto, any other person who becomes a party thereto, and the GS Investors (as defined therein) and the Advent Investor (as defined therein) (for specific purposes) (Incorporated by reference to Exhibit 10.4 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.13
First Amendment to the Stockholders’ Agreement, dated as of February 12, 2016, among TransUnion, The Advent Investor (as defined therein) and the GS Investor (as defined therein) (Incorporated by reference to Exhibit 10.9 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.14
Second Amendment to the Stockholders’ Agreement, dated as of December 16, 2016, among TransUnion, The Advent Investor (as defined therein) and the GS Investor (as defined therein) (Incorporated by reference to Exhibit 10.13 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.15
Amended and Restated Major Stockholders’ Agreement, dated as of June 23, 2015, among TransUnion, the Advent Investor (as defined therein) and the GS Investors (as defined therein) (Incorporated by reference to Exhibit 10.7 to TransUnion’s Amendment No. 2 to Registration Statement on Form S-1/A filed May 29, 2015).

10.16
Registration Rights Agreement dated as of April 30, 2012, by and among TransUnion, the Advent Investors (as defined therein), the GS Investors (as defined therein), certain Key Individuals (as defined therein) and any other person who becomes a party thereto (Incorporated by reference to Exhibit 10.5 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.17
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

10.18	Form of Director Indemnification Agreement for directors of TransUnion (Incorporated by reference to Exhibit 10.6 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.19†††
Employment Agreement with James M. Peck, President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012 (Incorporated by reference to Exhibit 10.15 to TransUnion’s and TransUnion Intermediate Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.20†††
Letter Agreement between TransUnion and Reed Elsevier with respect to the employment of James M. Peck as the President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012 (Incorporated by reference to Exhibit 10.16 to TransUnion’s and TransUnion Intermediate Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.21†††	TransUnion 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 4.4 to TransUnion’s Registration Statement on Form S-8 filed June 26, 2015).

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

10.24†††	TransUnion 2015 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.5 to TransUnion’s Registration Statement on Form S-8 filed June 26, 2015).

10.25†††
TransUnion 2015 Employee Stock Purchase Plan, as Amended and Restated, Effective November 18, 2016 (Incorporated by reference to Exhibit 10.24 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.26
Consent Order Issued by the United States Consumer Financial Protection Bureau on January 3, 2017, Administrative Proceeding - File No. 2017-CFPB-0002, In the Matter of: TransUnion Interactive, Inc., Trans Union LLC and TransUnion (Incorporated by reference to Exhibit 10.25 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2016).

21**	Subsidiaries of TransUnion.

23.1**	Consent of Ernst & Young LLP.

24**	Power of Attorney - TransUnion (included on the signature page of this Form 10-K).

31.1**	Certification of Principal Executive Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2018.

TransUnion

By:	/s/Todd M. Cello
Todd M. Cello Executive Vice President and Chief Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2018.

Signature	Title

/s/James M. Peck	President and Chief Executive Officer, Director
James M. Peck	(Principal Executive Officer)

/s/Todd M. Cello	Executive Vice President and Chief Financial Officer
Todd M. Cello	(Principal Financial Officer)

/s/Timothy Elberfeld	Vice President and Chief Accounting Officer
Timothy Elberfeld	(Principal Accounting Officer)

/s/George M. Awad	Director
George M. Awad

/s/ Suzanne P. Clark	Director
Suzanne P. Clark

/s/ Christopher Egan	Director
Christopher Egan

/s/ Pamela A. Joseph	Director
Pamela A. Joseph

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

/s/ Thomas L. Monahan III	Director
Thomas L. Monahan III

/s/Leo F. Mullin	Director
Leo F. Mullin

/s/ Andrew Prozes	Director
Andrew Prozes

/s/ Sumit Rajpal	Director
Sumit Rajpal

Schedule I—Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Balance Sheet
(in millions, except per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Due from TransUnion Intermediate	$—	$129.3
Other current assets	0.1	0.6
Total current assets	0.1	129.9
Investment in TransUnion Intermediate	1,739.4	1,255.3
Other assets	8.1	—
Total assets	$1,747.6	$1,385.2
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$0.1
Due to TransUnion Intermediate	18.9	—
Other current liabilities	—	0.1
Total current liabilities	18.9	0.2
Other liabilities	—	22.2
Total liabilities	18.9	22.4
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2017 and December 31, 2016; 187.4 million and 183.9 million shares issued as of December 31, 2017 and December 31, 2016, respectively; and 183.2 million shares outstanding as of December 31, 2017 and December 31, 2016, respectively	1.9	1.8
Additional paid-in capital	1,863.5	1,844.9
Treasury stock at cost; 4.2 million and 0.7 million shares at December 31, 2017 and December 31, 2016, respectively	(138.8)	(5.3)
Retained earnings (accumulated deficit)	137.4	(303.8)
Accumulated other comprehensive loss	(135.3)	(174.8)
Total stockholders’ equity	1,728.7	1,362.8
Total liabilities and stockholders’ equity	$1,747.6	$1,385.2
 See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statement of Income
(in millions)

	Twelve Months Ended December 31,
	2017	2016	2015
Revenue	$—	$—	$—
Operating expenses
Selling, general and administrative	2.5	1.8	1.6
Total operating expenses	2.5	1.8	1.6
Operating loss	(2.5)	(1.8)	(1.6)
Non-operating income and expense
Interest expense	—	—	(52.8)
Equity Income from TransUnion Intermediate	448.1	124.3	61.6
Other income and (expense), net	(1.7)	(2.7)	(33.7)
Total non-operating income and expense	446.4	121.6	(24.9)
Income (loss) before income taxes	443.9	119.8	(26.5)
(Provision) benefit for income taxes	(2.7)	0.8	32.4
Net income	$441.2	$120.6	$5.9
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31,
	2017	2016	2015
Net income	$441.2	$120.6	$5.9
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	32.5	21.3	(79.7)
Benefit for income taxes	0.6	2.7	4.9
Foreign currency translation, net	33.1	24.0	(74.8)
Hedge instruments:
Net change on interest rate cap	10.1	(12.0)	0.3
Amortization of accumulated loss	0.4	0.4	0.4
(Expense) benefit for income taxes	(4.0)	4.4	(0.2)
Hedge instruments, net	6.5	(7.2)	0.5
Available-for-sale securities:
Net unrealized (loss) gain	(0.1)	0.4	—
Expense for income taxes	—	(0.2)	—
Available-for-sale securities, net	(0.1)	0.2	—
Total other comprehensive income (loss), net of tax	39.5	17.0	(74.3)
Comprehensive income (loss) attributable to TransUnion	$480.7	$137.6	$(68.4)
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
 Parent Company Only
Statement of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2017	2016	2015
Cash (used in) provided by operating activities	$106.4	$(11.6)	$289.5
Cash used in investing activities	—	—	—
Cash flows from financing activities:
Extinguishment of 9.625% and 8.125% Senior Notes	—	—	(1,000.0)
Proceeds from initial public offering	—	—	764.5
Underwriter fees and other costs on initial public offering	—	—	(49.8)
Debt financing fees		—	(8.1)
Proceeds from issuance of common stock and exercise of stock options	27.1	6.0	2.8
Treasury stock purchased	(133.5)	(0.7)	(0.3)
Excess tax benefit	—	6.3	1.4
Cash (used in) provided by financing activities	(106.4)	11.6	(289.5)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
 Parent Company Only
Notes to Financial Statements
Note 1. Basis of Presentation
In the TransUnion parent company only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its subsidiaries is included in consolidated income using the equity method. The parent company only financial information should be read in conjunction with TransUnion’s consolidated financial statements.
Note 2. Income tax
TransUnion entered into an intercompany tax allocation agreement with TransUnion Intermediate Holdings, Inc. in 2013, effective for all taxable periods from May 1, 2012, forward, in which they are members of the same consolidated federal or state tax groups. The agreement allocates the consolidated tax liability from those filings among the various members of the group.
Note 3. Dividends from Subsidiaries
Cash dividends paid to TransUnion from its consolidated subsidiaries were $45.1 million for the year ended December 31, 2015. There were no cash dividends paid to TransUnion from its consolidated subsidiaries for the years ended December 31, 2017 and 2016.

Schedule II—Valuation and Qualifying Accounts
TRANSUNION

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2017	$6.2	$5.1	$—	$(1.4)	$9.9
2016	$4.2	$4.3	$—	$(2.3)	$6.2
2015	$2.4	$3.2	$—	$(1.4)	$4.2
Allowance for deferred tax assets:
Year ended December 31,
2017	$59.2	$45.1	$—	$(19.0)	$85.3
2016	$46.7	$13.6	$—	$(1.1)	$59.2
2015	$42.1	$5.3	$—	$(0.7)	$46.7

(1)	For the allowance for doubtful accounts, includes write-offs of uncollectable accounts.