Form 10-Q
period 2018-03-31
TransUnion
filed 2018-04-20
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES	☒ NO

As of March 31, 2018, there were 184.0 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	March 31, 2018	December 31, 2017
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$154.3	$115.8
Trade accounts receivable, net of allowance of $11.3 and $9.9	344.0	326.7
Other current assets	148.2	146.2
Total current assets	646.5	588.7
Property, plant and equipment, net of accumulated depreciation and amortization of $318.7 and $299.3	189.3	198.6
Goodwill, net	2,377.5	2,368.8
Other intangibles, net of accumulated amortization of $1,040.4 and $993.6	1,799.9	1,825.8
Other assets	150.6	136.6
Total assets	$5,163.8	$5,118.5
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$128.8	$131.3
Short-term debt and current portion of long-term debt	89.2	119.3
Other current liabilities	182.4	207.8
Total current liabilities	400.4	458.4
Long-term debt	2,334.7	2,345.3
Deferred taxes	418.2	419.4
Other liabilities	78.4	70.8
Total liabilities	3,231.7	3,293.9
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2018 and December 31, 2017, 188.2 million and 187.4 million shares issued at March 31, 2018 and December 31, 2017, respectively, and 184.0 million shares and 183.2 million shares outstanding as of March 31, 2018 and December 31, 2017, respectively	1.9	1.9
Additional paid-in capital	1,882.5	1,863.5
Treasury stock at cost; 4.2 million shares at March 31, 2018 and December 31, 2017, respectively	(139.2)	(138.8)
Retained earnings	202.3	137.4
Accumulated other comprehensive loss	(113.6)	(135.3)
Total TransUnion stockholders’ equity	1,833.9	1,728.7
Noncontrolling interests	98.2	95.9
Total stockholders’ equity	1,932.1	1,824.6
Total liabilities and stockholders’ equity	$5,163.8	$5,118.5

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$537.4	$455.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	182.3	151.2
Selling, general and administrative	163.3	144.7
Depreciation and amortization	66.6	58.0
Total operating expenses	412.2	353.9
Operating income	125.2	101.1
Non-operating income and (expense)
Interest expense	(22.6)	(21.5)
Interest income	0.8	1.3
Earnings from equity method investments	2.3	1.7
Other income and (expense), net	(2.7)	(6.6)
Total non-operating income and (expense)	(22.2)	(25.1)
Income before income taxes	103.0	76.0
Provision for income taxes	(27.6)	(11.5)
Net income	75.4	64.5
Less: net income attributable to the noncontrolling interests	(2.3)	(2.2)
Net income attributable to TransUnion	$73.1	$62.3

Earnings per share:
Basic	$0.40	$0.34
Diluted	$0.38	$0.33

Weighted average shares outstanding:
Basic	183.7	182.7
Diluted	190.1	190.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$75.4	$64.5
Other comprehensive income:
Foreign currency translation:
Foreign currency translation adjustment	15.0	34.2
Expense for income taxes	(0.6)	—
Foreign currency translation, net	14.4	34.2
Hedge instruments:
Net change on interest rate cap	9.9	3.4
Amortization of accumulated loss	—	0.1
Expense for income taxes	(2.5)	(1.4)
Hedge instruments, net	7.4	2.1
Available-for-sale debt securities:
Net unrealized loss	—	(0.2)
Benefit for income taxes	—	0.1
Available-for-sale debt securities, net	—	(0.1)
Total other comprehensive income, net of tax	21.8	36.2
Comprehensive income	97.2	100.7
Less: comprehensive income attributable to noncontrolling interests	(2.4)	(4.5)
Comprehensive income attributable to TransUnion	$94.8	$96.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$75.4	$64.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.6	58.0
Loss on refinancing transaction	—	5.0
Amortization and loss on fair value of hedge instrument	(0.7)	—
Impairment of Cost Method Investment	1.6	—
Equity in net income of affiliates, net of dividends	(1.6)	(1.4)
Deferred taxes	0.2	(14.0)
Amortization of discount and deferred financing fees	0.7	0.7
Stock-based compensation	9.5	8.0
Payment of contingent obligation	—	(2.0)
Provision for losses on trade accounts receivable	1.8	1.2
Other	(0.2)	(2.3)
Changes in assets and liabilities:
Trade accounts receivable	(18.6)	(10.7)
Other current and long-term assets	(2.2)	(11.3)
Trade accounts payable	(3.7)	(0.9)
Other current and long-term liabilities	(27.8)	(29.5)
Cash provided by operating activities	101.0	65.3
Cash flows from investing activities:
Capital expenditures	(26.9)	(26.0)
Proceeds from sale of trading securities	1.8	1.0
Purchases of trading securities	(1.5)	(1.3)
Proceeds from sale of other investments	3.4	35.7
Purchases of other investments	(7.2)	(26.9)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(0.1)	(58.7)
Cash used in investing activities	(30.5)	(76.2)
Cash flows from financing activities:
Proceeds from senior secured revolving line of credit	—	40.0
Payments of senior secured revolving line of credit	(30.0)	—
Repayments of debt	(11.5)	(14.3)
Debt financing fees	—	(5.0)
Proceeds from issuance of common stock and exercise of stock options	9.4	10.1
Treasury stock purchased	—	(68.3)
Payment of contingent obligation	—	(3.9)
Other	(0.4)	—
Cash used in financing activities	(32.5)	(41.4)
Effect of exchange rate changes on cash and cash equivalents	0.5	1.3
Net change in cash and cash equivalents	38.5	(51.0)
Cash and cash equivalents, beginning of period	115.8	182.2
Cash and cash equivalents, end of period	$154.3	$131.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2017	183.2	$1.9	$1,863.5	$(138.8)	$137.4	$(135.3)	$95.9	$1,824.6
Net income	—	—	—	—	73.1	—	2.3	75.4
Other comprehensive income	—	—	—	—	—	21.7	0.1	21.8
Stock-based compensation	—	—	8.9	—	—	—	—	8.9
Employee share purchase plan	0.1	—	4.8	—	—	—	—	4.8
Exercise of stock options	0.7	—	5.3	—	—	—	—	5.3
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Cumulative effect of adopting Topic 606, net of tax	—	—	—	—	(6.0)	—	(0.1)	(6.1)
Cumulative effect of adopting ASC 2016-16	—	—	—	—	(2.2)	—	—	(2.2)
Balance, March 31, 2018	184.0	$1.9	$1,882.5	$(139.2)	$202.3	$(113.6)	$98.2	$1,932.1
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
Basis of Presentation
Any reference in this report to “the Company,” “we,” “our,” “us,” and “its’” are to TransUnion and its consolidated subsidiaries, collectively.
The accompanying unaudited consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. The operating results of TransUnion for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 13, 2018.
Principles of Consolidation
The consolidated financial statements of TransUnion include the accounts of TransUnion and all of its controlled subsidiaries. Investments in nonmarketable unconsolidated entities in which the Company is able to exercise significant influence are accounted for using the equity method. Investments in nonmarketable unconsolidated entities in which the Company is not able to exercise significant influence, our “Cost Method Investments,” are accounted for at our initial cost, minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Subsequent Events
Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or notes to the consolidated financial statements.
Recently Adopted Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), with several subsequent updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. Under the new guidance, there is a five-step model to apply to revenue recognition. The five-steps consist of: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied.
We adopted this standard as of January 1, 2018, and used the modified retrospective approach applied to reflect the aggregate effect of all modifications of those contracts that were not completed as of that date. Under the modified retrospective approach, we recognized the cumulative effect of adopting ASC Topic 606 in the opening balance of retained earnings to reflect deferred revenue related to certain contracts where we satisfy performance obligations over time. There was no material impact on our consolidated financial statements or on how we recognize revenue upon adoption. Prior period amounts were not adjusted and the prior period amounts continue to be reported in accordance with previous accounting guidance. These financial statements include enhanced disclosures, particularly around contract assets and liabilities and the disaggregation of revenue. See Note 10, “Revenue,” and Note 13, “Reportable Segments,” for these enhanced disclosures.
On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The FASB issued technical corrections to this guidance in February 2018. This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, the ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value, if fair value is readily determinable, with changes in fair value recognized in net income. If fair value is not readily determinable, an entity may elect to measure equity investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. On January 1, 2018, we adopted this guidance and have availed ourselves of this measurement election for all currently held equity investments that do not have readily determinable fair values. See Note 5, “Investments in Affiliated Companies,” for the impact on our current financial statements, which was not material.

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this guidance on January 1, 2018 and are required to apply it on a retrospective basis. Accordingly, we have reclassified certain payments made in 2017 in satisfaction of contingent obligations from financing activities to operating activities on our statement of cash flows. The reclassification was not material for the quarter and will not be material for the full year.
On October 16, 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the income statement in the period in which the transfer occurs. Intercompany transactions are generally eliminated in consolidation, however there may be income tax consequences of such transactions that do not eliminate. Prior to adoption, any income tax resulting from these transactions were deferred on the balance sheet as a prepaid asset until the asset leaves the consolidated group. The new guidance requires the income tax resulting from these transactions to be recognized in the income statement in the period in which the sale or transfer of the asset occurs. Further, the new guidance requires a modified retrospective approach upon adoption, with any previously established prepaid assets resulting from past intercompany sales or transfers to be reversed with an offset to retained earnings. On January 1, 2018, we adopted this guidance and reclassified our previously established prepaid assets, which were not material, to retained earnings.
Recent Accounting Pronouncements Not Yet Adopted
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU, among other things, will require lessees to record a lease liability, which is an obligation to make lease payments arising from a lease, and right-of-use asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact this guidance will have on our consolidated financial statements.
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
On February 14, 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2018:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate caps	$20.3	$—	$20.3	$—
Trading securities	12.5	9.7	2.8	—
Available-for-sale debt securities	3.2	—	3.2	—
Total	$36.0	$9.7	$26.3	$—

Liabilities
Contingent consideration	$(1.1)	$—	$—	$(1.1)
Total	$(1.1)	$—	$—	$(1.1)
Level 1 instruments consist of exchange-traded mutual funds. Exchange-traded mutual funds are trading securities valued at their current market prices. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants.
Level 2 instruments consist of pooled separate accounts, foreign exchange-traded corporate bonds and interest rate caps. Pooled separate accounts are designated as trading securities valued at net asset values. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. The interest rate caps fair values are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. See Note 8, “Debt,” for additional information regarding interest rate caps.
All unrealized gains and losses on trading securities are included in net income, while unrealized gains and losses on available-for-sale securities are included in other comprehensive income. There were no other-than-temporary gains or losses on available-for-sale securities and there were no significant realized or unrealized gains or losses on any of our securities for any of the periods presented.
Level 3 instruments consist of contingent obligations related to companies we have acquired with remaining maximum payouts totaling $15.6 million. These obligations are contingent upon meeting certain quantitative or qualitative performance metrics through 2018 and are included in other current liabilities on our balance sheet. The fair values of the obligations are determined based on an income approach, using our expectations of the future expected earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three months ended March 31, 2018, there was no significant gain or loss as a result of changes to the fair value of these obligations.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Prepaid expenses	$65.0	$59.0
Other receivables	33.2	16.5
Other investments	22.1	18.3
Income taxes receivable	12.6	23.7
Marketable securities	3.2	3.3
Deferred financing fees	0.6	0.6
CFPB escrow deposit	—	13.9
Other	11.5	10.9
Total other current assets	$148.2	$146.2
Other receivables include amounts recoverable under insurance policies for certain litigation costs. Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. The decrease in income taxes receivable is due primarily to current taxes for the period in excess of estimated tax payments made during the period. Upon adoption of ASC Topic 606, we have recorded contract assets, which are not significant and are included in the “other” line above. See Note 10, “Revenue,” for a further discussion about our contract assets.
4. Other Assets
Other assets consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Investments in affiliated companies	$81.9	$79.2
Interest rate caps	20.3	9.4
Deposits	15.5	14.6
Other investments	12.9	13.5
Marketable securities	12.5	12.7
Deferred financing fees	1.9	2.0
Other	5.6	5.2
Total other assets	$150.6	$136.6
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. See Note 5, “Investments in Affiliated Companies,” for additional information about investment in affiliated companies. See Note 8, “Debt,” for additional information about the interest rate caps.
5. Investments in Affiliated Companies
Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit scoring and credit monitoring services.
We use the equity method to account for nonmarketable investments in affiliates where we are able to exercise significant influence. For these investments, we adjust the carrying value for our proportionate share of the affiliates’ earnings, losses and distributions, any impairments, as well as for purchases and sales of our ownership interest.
We account for nonmarketable equity securities in which we are not able to exercise significant influence, our Cost Method Investments, at our initial cost, minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. We record any dividends received from these investments as other income in non-operating income and expense.

During the first quarter of 2018, we recorded a $1.6 million loss from the impairment of a Cost Method Investment held by our USIS segment in other non-operating income and expense. There were no additional impairments of investments in affiliated companies during the three months ended March 31, 2018 or 2017.
Investments in affiliated companies consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Equity method investments	$47.1	$42.8
Cost Method Investments	34.8	36.4
Total investments in affiliated companies	$81.9	$79.2
These balances are included in other assets in the consolidated balance sheets.
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended March 31,
(in millions)	2018	2017
Earnings from equity method investments	$2.3	$1.7
Dividends received from equity method investments	$0.7	$0.3
There were no dividends received from Cost Method Investments for the three months ended March 31, 2018 or 2017.
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Accrued legal and regulatory	$56.9	$46.3
Accrued payroll	45.3	84.6
Accrued employee benefits	27.1	34.1
Deferred revenue	24.6	13.2
Income taxes payable	8.6	8.5
Accrued interest	1.8	1.5
Contingent consideration	1.1	1.1
Other	17.0	18.5
Total other current liabilities	$182.4	$207.8
The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2018 that were earned in 2017. The increase in deferred revenue includes the impact of adopting ASC Topic 606. See Note 10, “Revenue,” for additional information about our deferred revenue. See Note 2, “Fair Value,” for additional information related to our contingent consideration obligations.

7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Income tax payable	$28.0	$25.6
Unrecognized tax benefits	14.4	12.3
Retirement benefits	12.6	12.2
Purchase consideration payable	12.2	12.2
Other	11.2	8.5
Total other liabilities	$78.4	$70.8
8. Debt
Debt outstanding consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Senior Secured Term Loan B, payable in quarterly installments through April 9, 2023, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.88% at March 31, 2018 and 3.57% at December 31, 2017), including original issue discount and deferred financing fees of $6.0 million and $3.5 million, respectively, at March 31, 2018, and original issue discount and deferred financing fees of $6.2 million and $3.7 million, respectively, at December 31, 2017	$1,966.9	$1,971.5
Senior Secured Term Loan A, payable in quarterly installments through August 9, 2022, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.38% at March 31, 2018 and 3.07% at December 31, 2017), including original issue discount and deferred financing fees of $1.4 million and $0.3 million, respectively, at March 31, 2018, and original issue discount and deferred financing fees of $1.4 million and $0.3 million, respectively, at December 31, 2017	393.4	395.8
Senior Secured Revolving Line of Credit	55.0	85.0
Other notes payable	7.2	11.0
Capital lease obligations	1.4	1.3
Total debt	2,423.9	2,464.6
Less short-term debt and current portion of long-term debt	(89.2)	(119.3)
Total long-term debt	$2,334.7	$2,345.3
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
During the first quarter of 2018, we repaid $30.0 million of the borrowing on the Senior Secured Revolving Line of Credit. As of March 31, 2018, we had $55.0 million outstanding under the Senior Secured Revolving Line of Credit and could have borrowed up to the additional $245.0 million available.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided than no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2018, we were in compliance with all debt covenants.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,475.6 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income (loss). The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $7.4 million and $2.1 million, net of tax, recorded in other comprehensive income for the three months ended March 31, 2018 and 2017, respectively. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.7 million and $0.1 million recorded in other income and expense for the three months ended March 31, 2018 and 2017, respectively.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three months ended March 31, 2018 and 2017, was $0.2 million and $1.4 million, respectively. We expect to reclassify approximately $3.4 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of March 31, 2018, the fair value of our variable-rate Senior Secured Term Loan A and Senior Secured Revolving Line of Credit, excluding original issue discounts and deferred fees, approximates the carrying value. As of March 31, 2018, the fair value of our Senior Secured Term Loan B, excluding original issue discounts and deferred fees, was $1,986.3 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, and quoted market prices for the publicly traded instruments.
9. Stockholders’ Equity
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of March 31, 2018.
10. Revenue
All of our revenue is derived from contracts with customers and is reported as revenue in the Consolidated Statement of Income. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC Topic 606. We have contracts with two general groups of performance obligations; those that require us to stand ready to provide goods and services to a customer to use as and when requested (“Stand Ready Performance Obligations”) and those that do not require us to stand ready (“Other Performance Obligations”). Our Stand Ready Performance Obligations include obligations to stand ready to provide data, process transactions, access our databases, software-as-a-service and direct-to-consumer products, rights to use our intellectual property and other services. Our Other Performance Obligations include the sale of certain batch data sets and various professional and other services.
Most of our Stand Ready Performance Obligations consist of a series of distinct goods and services that are substantially the same and have the same monthly pattern of transfer to our customers. We consider each month of service in this time series to be a distinct performance obligation and, accordingly, recognize revenue over time. For a majority of these Stand Ready Performance

Obligations the total contractual price is variable because our obligation is to process an unknown quantity of transactions, as and when requested by our customers, over the contract period. We allocate the variable price to each month of service using the time-series concept and recognize revenue based on the most likely amount of consideration to which we will be entitled to, which is generally the amount we have the right to invoice. This monthly amount can be based on the actual volume of units delivered or any guaranteed minimum, if higher.
Certain Stand Ready Performance Obligation fees result from contingent fee based contracts that require us to provide services before we have an enforceable right to payment. For these performance obligations, we recognize revenue at the point in time the contingency is met and we have an enforceable contract and right to payment.
Certain of our Stand Ready Performance Obligation contracts include non-recurring, non-refundable up-front fees to cover our costs of setting up files or configuring systems to enable our customers to access our services. These fees are not fees for distinct performance obligations. When these fees are insignificant in relation to the total contract value we recognize such fees as revenue when invoiced. If such fees are significant we recognize them as revenue over the duration of the contract, the period of time for which we have contractually enforceable rights and obligations. For contracts where such fees are for a distinct performance obligation, we recognize revenue as or when the performance obligation is satisfied.
Certain of our Other Performance Obligations, including certain batch data sets and certain professional and other services, are delivered at a point in time. Accordingly, we recognize revenue upon delivery, once we have satisfied that obligation. For certain Other Performance Obligations, including certain professional and other services, we recognize revenue over time based on an estimate of progress towards completion of that obligation.
For all contracts that include a Stand Ready Performance Obligation with variable pricing, we are unable to estimate the variable price attributable to future performance obligations because the number of units to be purchased is not known. As a result, we use the exception available to forgo disclosures about revenue attributable to the future performance obligations where we recognize revenue using the time-series concept as discussed above, including those qualifying for the right to invoice practical expedient. We also use the exception available to forgo disclosures about revenue attributable to contracts with expected durations of one year or less.
During the three-month period ending March 31, 2018, we recognized $13.2 million of revenue that was included in the balance of our deferred revenue at the beginning of the year as adjusted for the cumulative effect of adopting ASC Topic 606.
In certain circumstances we apply the guidance in ASC Topic 606 to a portfolio of contracts with similar characteristics. We use estimates and assumptions when accounting for a portfolio that reflect the size and composition of the portfolio of contracts.
Our contracts generally include standard commercial payment terms generally acceptable in each region, and do not include financing with extended payment terms. We have no significant obligations for refunds, warranties, or similar obligations. Our revenue does not include taxes collected from our customers.
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of March 31, 2018. Contract liabilities include current and long-term deferred revenue. The long-term portion is not significant.
For additional disclosures about the disaggregation of our revenue see Note 13, “Reportable Segments”.
11. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
As of March 31, 2018, there were 0.1 million anti-dilutive stock-based awards outstanding. There were no contingently issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. As of March 31, 2017, there were 0.2 million anti-dilutive stock-based awards outstanding. In addition, there were 0.3 million contingently issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Earnings per share - basic
Earnings available to common stockholders	$73.1	$62.3
Weighted average basic shares outstanding	183.7	182.7
Earnings per share - basic	$0.40	$0.34

Earnings per share - diluted
Earnings available to common stockholders	$73.1	$62.3

Weighted average basic shares outstanding	183.7	182.7
Dilutive impact of stock-based awards	6.5	7.6
Weighted average dilutive shares outstanding	190.1	190.3
Earnings per share - diluted	$0.38	$0.33
12. Income Taxes
We have not revised any of our 2017 provisional estimates under SAB No. 118 and ASU No 2018-05, but we are continuing to gather information and are waiting on further guidance from the IRS, SEC and FASB on the Tax Cuts and Jobs Act of 2017 (the “Act”). Effective January 1, 2018, the U.S. federal statutory rate was reduced from 35% to 21% as a result of the Act.
For the three months ended March 31, 2018, we reported an effective tax rate of 26.8%, which was higher than the 21% U.S. federal statutory rate due primarily to $14.2 million of tax expense related to the impact of the Act, foreign rate differential, and unrecognized tax benefits, partially offset by $8.2 million of excess tax benefits on stock-based compensation.
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
The total amount of unrecognized tax benefits was $14.4 million as of March 31, 2018, and $12.3 million as of December 31, 2017. The amounts that would affect the effective tax rate if recognized are $8.4 million and $8.2 million, respectively. There were no significant liabilities for accrued interest for taxes or accrued tax penalties as of March 31, 2018 or December 31, 2017. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Generally, tax years 2008 and forward remain open for examination in some state and foreign jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal purposes.
13. Reportable Segments
This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies,” included in our audited financial statements for the year ended December 31, 2017, of our Annual Report on Form 10-K filed with the SEC on February 13, 2018, as updated in Note 1, “Significant Accounting and Reporting Polices,” and Note 10, “Revenue,” above.
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
We report our International segment revenue in two categories, developed markets and emerging markets. Our developed markets are Canada and Hong Kong. Our emerging markets are Africa, Latin America, Asia Pacific and India.
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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended March 31,
(in millions)	2018	2017
Gross revenue:
U.S. Information Services:
Online Data Services	$228.3	$182.4
Marketing Services	51.5	42.0
Decision Services	62.5	57.8
Total U.S. Information Services	342.3	282.2

International:
Developed Markets	31.3	28.0
Emerging Markets	64.6	55.4
Total International	95.9	83.4

Total Consumer Interactive	117.9	105.0

Total revenue, gross	556.1	470.6

Intersegment revenue eliminations:
U.S. Information Services — Online Data Services	(17.4)	(14.5)
International Developed Markets	(1.2)	(1.0)
International Emerging Markets	—	(0.1)
Consumer Interactive	(0.2)	—
Total intersegment eliminations	(18.8)	(15.6)
Total revenue, net	$537.4	$455.0

Gross operating income:
U.S. Information Services	$82.8	$72.3
International	14.1	8.9
Consumer Interactive	53.4	48.0
Corporate	(25.1)	(28.1)
Total operating income	$125.2	$101.1

Intersegment operating income eliminations:
U.S. Information Services	$(17.1)	$(14.1)
International	(0.7)	(0.8)
Consumer Interactive	17.8	14.9
Corporate	—	—
Total intersegment eliminations	$—	$—
As a result of displaying amounts in millions, rounding differences may exist in the table above.
A reconciliation of operating income to income before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Operating income from segments	$125.2	$101.1
Non-operating income and expense	(22.2)	(25.1)
Income before income taxes	$103.0	$76.0

Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
U.S. Information Services	$0.7	$0.3
International	1.6	1.4
Total	$2.3	$1.7
14. Contingencies
Litigation
In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended March 31, 2018. Refer to Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2017, for a full description of our material pending legal proceedings.
OFAC Alert Service
In the Patel matter, plaintiff filed its motion for final approval of the class-wide settlement and fee petition on February 22, 2018, and the final approval hearing was held on March 8, 2018. On March 11, 2018, the Court granted final approval of the settlement and allowed the plaintiffs’ full attorney fee petition. Assuming no appeal is filed, the final settlement, which is fully accrued, will be due to the settlement administrator on May 17, 2018.
Public Records
In connection with the settlements agreed to by the industry with the various State Attorneys General in 2014, 2015 and 2016, TransUnion and the other nationwide consumer reporting agencies agreed to implement enhanced public record collection, matching and reporting standards that are to be phased in over a 3-year period. In 2017, the industry reminded all users of consumer reports that, as a result of these enhanced standards, a significant number of civil judgments and tax liens would be expunged from files and fewer civil judgments and tax liens would be reported in the future until federal, state or county offices created compliant programs.
As a result of the voluntary actions being taken by the industry, plaintiff lawyers are now seeking to advance claims that are solely focused on public record collection. In particular, these claims allege two common legal theories and allege some form of class action status. The theories are: (1) the nationwide consumer reporting agency failed to disclose to consumers the sources of public record information contained in their consumer reports by failing to identify as a source the vendor(s) engaged by that consumer reporting agency to collect public record information from government entities; and (2) the nationwide consumer reporting agency failed to timely update civil judgment and tax lien records based on its obligation to have reasonable procedures to assure maximum file accuracy. In the first quarter, a new matter, Edward J. Walsh, Jr. v. Trans Union, LLC (6:18-cv-00166, Middle District of Florida, filed February 2, 2018), was filed that names TransUnion, alleges a legal violation of this nature and asserts a class claim.
In the first quarter of 2018, we agreed to settle and have accrued an estimate for all of the pending public records matters other than the Walsh matter, which was stayed pending final approval of the broader settlement, on terms that will not have a material impact on our financial condition or results of operations. On March 23, 2018, the Court granted preliminary approval of the settlement. The final approval hearing is scheduled for August 29, 2018. If the settlement is not ultimately approved by the Court, TransUnion believes it has valid defenses to each of these actions and will continue to defend them vigorously.
15. Subsequent Events
On April 20, 2018, Vail Holdings UK Ltd., a wholly owned subsidiary of TransUnion, entered into an agreement to purchase Crown Acquisition Topco Ltd., the ultimate parent company of Callcredit Information Group Limited (“Callcredit”) for approximately £1.0 billion British pounds, subject to customary closing adjustments. Formed in 2000, Callcredit is a U.K.-based information solutions company that, like TransUnion, provides data, analytics and technology solutions to help businesses and consumers make informed decisions.

Consummation of the acquisition is subject to various closing conditions, including but not limited to (i) approval or deemed approval of the acquisition by the Financial Conduct Authority of the United Kingdom, (ii) the absence of any law or order prohibiting the acquisition and (iii) the absence of a material adverse effect, as defined in the purchase agreement. The purchase agreement contains certain termination rights, including a termination right by either the seller or purchaser in the event that the acquisition is not closed within six months from April 20, 2018. We expect to close the acquisition late in the second quarter or early in the third quarter of 2018, pending regulatory approval. We intend to finance substantially all of the acquisition with debt financing, and expect to incur transaction and financing costs commensurate with transactions of this size.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Overview
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including financial services, specialized risk, insurance, and healthcare. We have a global presence in over 30 countries and territories across North America, Africa, Latin America, and Asia.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues can be significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In the markets where we compete, we have generally seen good economic conditions and increased market stabilization over the past few years. In the United States, we continue to see a healthy, well-functioning consumer lending market driven by a strong labor market and consumer confidence that is near an all-time high. Rising interest rates continue to impact the housing refinance market, which has been offset by the impact of a strong housing purchase market and the increased availability of home equity. We have also seen solid demand for our marketing services, and in our Consumer Interactive segment, strong demand for our credit and identity theft solutions. We continue to see strong growth in key international markets, tempered by ongoing headwinds in Africa. Also, the strengthening of foreign currencies in the first three months of 2018 has improved the operating results reported by our International segment compared with the prior year.
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
Recent Developments
On April 20, 2018, Vail Holdings UK Ltd., a wholly owned subsidiary of TransUnion, entered into an agreement to purchase Crown Acquisition Topco Ltd., the ultimate parent company of Callcredit Information Group Limited (“Callcredit”) for approximately £1.0 billion British pounds, subject to customary closing adjustments. Formed in 2000, Callcredit is a U.K.-based information solutions company that, like TransUnion, provides data, analytics and technology solutions to help businesses and consumers make informed decisions.
Consummation of the acquisition is subject to various closing conditions, including but not limited to (i) approval or deemed approval of the acquisition by the Financial Conduct Authority of the United Kingdom, (ii) the absence of any law or order prohibiting the acquisition and (iii) the absence of a material adverse effect, as defined in the purchase agreement. The purchase agreement contains certain termination rights, including a termination right by either the seller or purchaser in the event that the acquisition is not closed within six months from April 20, 2018. We expect to close the acquisition late in the second quarter or early in the third quarter of 2018, pending regulatory approval. We intend to finance substantially all of the acquisition with debt financing, and expect to incur transaction and financing costs commensurate with transactions of this size.
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. We expect to commence paying dividends pursuant to this policy in the second quarter of 2018. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided than no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Our board of directors also removed the three-year time limitation of our previously announced $300.0 million stock repurchase program. The remaining authorized $166.6 million of repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchase or through privately negotiated transactions.
On March 12, 2018, we repaid $30.0 million of our outstanding Senior Secured Revolving Line of Credit.
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), using the modified retrospective approach. Under the modified retrospective approach, we recognized the cumulative effect of adopting ASC Topic 606 in the opening balance of retained earnings. There was no material impact on our consolidated financial statements or on how we recognize revenue upon adoption. See Part I, Item 1, Note 1, “Significant Accounting and Reporting Policies,” and Note 10, “Revenue,” for additional information about the adoption of Topic 606.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint, and to enter new markets. Since January 1, 2017, we completed the following acquisitions:

•
On November 30, 2017, we acquired a non-controlling, non-voting preferred stock equity interest in Throtle, Inc. (“Throtle”). Throtle is a second generation data onboarding company focused on deterministic matching, identity resolution and closed-loop enablement. We measure our investment in Throtle at our initial cost, minus any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments in Throtle, with any adjustments recorded in other income and expense. We will record any future dividends in other income and expense when received.

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

•
On July 19, 2017, we acquired a non-controlling, non-voting preferred stock equity interest in Synthetic P2P Holdings Corporation (“PeerIQ”). Also, on November 10, 2016, we entered into an agreement with PeerIQ whereby we licensed data to PeerIQ and, in return, received warrants to purchase a noncontrolling interest in their common stock. PeerIQ is a credit risk analytics provider. We measure our investment in PeerIQ at our initial cost, minus any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments in PeerIQ, with any adjustments recorded in other income and expense. We will record any future dividends in other income and expense when received.

•
During March 2017, we increased our equity interest in Credit Information Bureau (India) Limited (“CIBIL”) from 82.1% to 92.1% with additional purchases totaling 10%. CIBIL’s results of operations are included as part of our International segment in our consolidated statements of income.

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
We report our International segment revenue in two categories, developed markets and emerging markets. Our developed markets are Canada and Hong Kong. Our emerging markets are Africa, Latin America, Asia Pacific and India.
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
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments, impairments of equity-method investments and impairments and other adjustments of cost-method investments, if any, expenses related to successful and unsuccessful business acquisitions, loan fees, debt refinancing expenses, certain acquisition-related gains and losses and other non-operating income and expenses.

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities and cash paid for capital expenditures. For the three months ended March 31, 2018 and 2017, these key indicators were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change	% Change
Revenue	$537.4	$455.0	$82.4	18.1%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income (loss) attributable to TransUnion	$73.1	$62.3	$10.8	17.3%
Net interest expense	21.8	20.2	1.6	8.1%
Provision (benefit) for income taxes	27.6	11.5	16.2	140.9%
Depreciation and amortization	66.6	58.0	8.5	14.7%
EBITDA	189.2	152.1	37.1	24.4%
Adjustments to EBITDA:
Stock-based compensation(2)	10.8	13.1	(2.3)	(17.4)%
Mergers and acquisitions, divestitures and business optimization(3)	3.3	2.5	0.8	30.0%
Other(4)	(0.6)	3.9	(4.5)	(116.3)%
Total adjustments to EBITDA	13.5	19.5	(6.1)	(31.0)%
Adjusted EBITDA(1)	$202.6	$171.6	$31.0	18.1%

Other metrics:
Cash provided by operating activities	$101.0	$65.3	$35.7	54.7%
Capital expenditures	$26.9	$26.0	$0.9	3.5%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

(1)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three months ended March 31, 2018 and 2017.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three months ended March 31, 2018, consisted of the following adjustments to non-operating income and expense: $1.7 million of acquisition expenses; and a $1.6 million loss on the impairment of an investment in a nonconsolidated affiliate.

For the three months ended March 31, 2017, consisted of the following adjustments to operating income: a $(0.1) million reduction to contingent consideration expense from previous acquisitions. For the three months ended March 31, 2017, consisted of the following adjustments to non-operating income and expense: $2.6 million of acquisition expenses.

(4)
For the three months ended March 31, 2018, consisted of the following adjustments to non-operating income and expense: a $(0.7) million gain from currency remeasurement of our foreign operations; a $(0.7) million mark-to-market gain related to ineffectiveness of our interest rate hedge; $0.4 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; and $0.4 million of loan fees.

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

Revenue
Total revenue increased $82.4 million for the three months ended March 31, 2018, compared with the same period in 2017, due to strong organic growth in all of our segments, across all platforms and nearly all markets, revenue from our recent acquisitions in our USIS segment and the impact of strengthening foreign currencies on the 2018 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 3.3% and the impact of strengthening foreign currencies accounted for an increase in revenue of 0.7%. Revenue by segment in the three-month periods were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change	% Change
Gross revenue:
U.S. Information Services:
Online Data Services	$228.3	$182.4	$45.9	25.2%
Marketing Services	51.5	42.0	9.5	22.7%
Decision Services	62.5	57.8	4.7	8.1%
Total U.S. Information Services	342.3	282.2	60.1	21.3%

International:
Developed Markets	31.3	28.0	3.3	11.6%
Emerging Markets	64.6	55.4	9.3	16.8%
Total International	95.9	83.4	12.5	15.0%

Total Consumer Interactive	117.9	105.0	12.9	12.3%

Total revenue, gross	556.1	470.6	85.6	18.2%

Intersegment eliminations:
U.S. Information Services — Online Data Services	(17.4)	(14.5)	(2.9)
International Developed Markets	(1.2)	(1.0)	(0.2)
International Emerging Markets	—	(0.1)	0.1
Consumer Interactive	(0.2)	—	(0.1)
Total intersegment eliminations	(18.8)	(15.6)	(3.2)
Total revenue, net	$537.4	$455.0	$82.4	18.1%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
USIS Segment
USIS revenue increased $60.1 million for the three months ended March 31, 2018, compared with the same period in 2017, due to increases in revenue from all platforms including revenue from our recent acquisitions of DataLink, eBureau and FactorTrust.
Online Data Services
Online Data Services revenue increased $45.9 million for the three months ended March 31, 2018, compared with the same period in 2017, due to an increase in revenue from our recent acquisitions, an 8.6% increase in credit report unit volume, a change in the mix of customer volumes, and an increase from new product initiatives.

Marketing Services
Marketing Services revenue increased $9.5 million for the three months ended March 31, 2018, compared with the same period in 2017, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and other batch jobs.
Decision Services
Decision Services revenue increased $4.7 million for the three months ended March 31, 2018, compared with the same period in 2017, due primarily to increases in the healthcare market.
International Segment
International revenue increased $12.5 million, or 15.0%, for the three months ended March 31, 2018, compared with the same period in 2017. The increase was due to higher local currency revenue in all regions due primarily to increased volumes for most products and by an increase of 3.8% from the impact of strengthening foreign currencies.
Developed Markets
Developed markets revenue increased $3.3 million, or 11.6%, for the three months ended March 31, 2018, compared with the same period in 2017, due to higher local currency revenue in both regions due primarily to increased volumes for most products and an increase of 3.1% from the impact of strengthening foreign currencies, primarily the Canadian dollar.
Emerging Markets
Emerging markets revenue increased $9.3 million, or 16.8%, for the three months ended March 31, 2018, compared with the same period in 2017, due to higher local currency revenue in all regions due primarily to increased volumes for most products and an increase of 4.2% from the impact of strengthening foreign currencies, primarily the South African rand and Indian rupee.
Consumer Interactive Segment
Consumer Interactive revenue increased $12.9 million for the three months ended March 31, 2018, compared with the same period in 2017. The increase was due to an increase in revenue from our direct channel and from our indirect channel, including incremental credit monitoring revenue due to a breach at a competitor.
Operating Expenses
Operating expenses for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change	% Change
Cost of services	$182.3	$151.2	$31.1	20.6%
Selling, general and administrative	163.3	144.7	18.6	12.8%
Depreciation and amortization	66.6	58.0	8.5	14.7%
Total operating expenses	$412.2	$353.9	$58.3	16.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $31.1 million for the three-month period, compared with the same period in 2017.
The increase was due primarily to:

•	an increase in product costs resulting from the increase in revenue, primarily in our USIS segment;

•	an increase in labor costs, primarily in our USIS and International segments, as we continue to invest in key strategic growth initiatives;

•	operating costs relating to acquisitions in our USIS segment; and

•	the impact of strengthening foreign currencies on the expenses of our International segment.

Selling, General and Administrative
Selling, general and administrative expenses increased $18.6 million for the three-month period, compared with the same period in 2017.
The increase was due primarily to:

•	an increase in labor costs, primarily in our USIS segment, as we continue to invest in key strategic growth initiatives;

•	operating costs relating to acquisitions in our USIS segment;

•	an increase in litigation costs in our USIS segment;

•	an increase in advertising costs in our Consumer Interactive segment; and

•	the impact of strengthening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $8.5 million for the three-month period, compared with the same period in 2017, due to recent fixed asset purchases including assets acquired with our recent business acquisitions.
Operating Income and Operating Margins
Operating income and operating margins by segment in the three-month periods were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change	% Change
Gross operating income:
U.S. Information Services	$82.8	$72.3	$10.6	14.6%
International	14.1	8.9	5.2	58.8%
Consumer Interactive	53.4	48.0	5.4	11.2%
Corporate	(25.1)	(28.1)	3.0	10.7%
Total operating income	$125.2	$101.1	$24.2	24.0%

Intersegment eliminations:
U.S. Information Services	$(17.1)	$(14.1)	$(3.0)
International	(0.7)	(0.8)	0.1
Consumer Interactive	17.8	14.9	2.9
Corporate	—	—	—
Total intersegment eliminations	$—	$—	$—

Operating margin:
U.S. Information Services	24.2%	25.6%		(1.4)%
International	14.7%	10.7%		4.1%
Consumer Interactive	45.3%	45.7%		(0.5)%
Total operating margin	23.3%	22.2%		1.1%
As a result of displaying amounts in millions, rounding differences may exist in the table above. Segment operating margins are calculated using segment gross revenue and gross operating income. Consolidated operating margin is calculated using net revenue and operating income.
Total operating income increased $24.2 million for the three months ended March 31, 2018, compared with the same period in 2017. The increase was due primarily to:

•	an increase in revenue in all of our segments, including revenue from recent acquisitions, partially offset by:

•	an increase in labor costs, primarily in our USIS segment, including an increase in headcount as we continue to invest in key strategic growth initiatives;

•	an increase in product costs primarily in our USIS segment due to the increase in revenue;

•	operating costs from our acquisitions in our USIS segment;

•	a increase in depreciation and amortization primarily in our USIS segment;

•	an increase in litigation expense in our USIS segment; and

•	an increase in advertising expense in our Consumer Interactive segment.
Margins for the USIS segment decreased due to the increase in depreciation and amortization, litigation expense and the integration costs of our recent acquisitions, partially offset by the increase in revenue. Margins for the International segment increased primarily due to the increase in revenue and other productivity initiatives. Margins for the Consumer Interactive segment decreased slightly primarily due to an increase in product costs.
Non-Operating Income and Expense

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change	% Change
Interest expense	$(22.6)	$(21.5)	$(1.1)	(5.3)%
Interest income	0.8	1.3	(0.5)	(38.1)%
Earnings from equity method investments	2.3	1.7	0.6	34.8%
Other income and expense, net:
Acquisition fees	(1.7)	(2.6)	1.0	37.2%
Loan fees	(0.4)	(5.3)	4.9	92.9%
Dividends from Cost Method Investments	—	—	—	—%
Other income (expense), net	(0.6)	1.4	(2.0)	(144.5)%
Total other income and expense, net	(2.7)	(6.6)	3.9	59.5%
Non-operating income and expense	$(22.2)	$(25.1)	$2.9	11.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three months ended March 31, 2018, interest expense increased $1.1 million compared with the same period in 2017, due primarily to the impact of an increase in the average interest rate partially offset by the impact of a decrease in the outstanding principal balance.
Acquisition fees represent costs we have incurred for acquisition-related efforts. For the three months ended March 31, 2018, costs decreased compared with the same period in 2017, due primarily to our acquisition of additional shares of CIBIL in 2017.
For the three months ended March 31, 2017, loan fees included $5.0 million of refinancing fees and other net costs expensed as a result of refinancing our Senior Secured Term Loan B on January 31, 2017.
For the three months ended March 31, 2018, other income net, included a $(1.6) million loss on the impairment of an investment in a nonconsolidated affiliate; $(0.4) million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; $0.7 million of currency remeasurement gains; and a $0.7 million mark-to-market gain related to ineffectiveness of our interest rate hedge.
For the three months ended March 31, 2017, other income, net, included a currency remeasurement gain of $1.5 million; a net $0.3 million of miscellaneous income; and $(0.4) million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders.
Provision for Income Taxes
We have not revised any of our 2017 provisional estimates under SAB No. 118 and ASU No 2018-05, but we are continuing to gather information and are waiting on further guidance from the IRS, SEC and FASB on the Tax Cuts and Jobs Act of 2017 (the “Act”). Effective January 1, 2018, the federal statutory rate was reduced from 35% to 21% as a result of the Act.

For the three months ended March 31, 2018, we reported an effective tax rate of 26.8%, which was higher than the 21% U.S. federal statutory rate due primarily to $14.2 million of tax expense related to the impact of the Act, foreign rate differential, and unrecognized tax benefits, partially offset by $8.2 million of excess tax benefits on stock-based compensation.
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
Significant Changes in Assets and Liabilities
There were no significant changes in assets or liabilities at March 31, 2018, compared with December 31, 2017.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Senior Secured Revolving Line of Credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure obligations, business acquisitions and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured credit facility will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions and operating needs for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions, including our expected acquisition of Callcredit, that are consistent with our growth strategy.
Cash and cash equivalents totaled $154.3 million and $115.8 million at March 31, 2018 and December 31, 2017, respectively, of which $102.5 million and $84.9 million was held outside the United States. As of March 31, 2018, we had $55.0 million outstanding under the Senior Secured Revolving Line of Credit and could have borrowed up to the $245.0 million available. TransUnion also has the ability to request incremental loans up to the greater of $675.0 million and 100% of consolidated EBITDA on the same terms under the existing senior secured credit facility, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25-to-1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
The balance retained in cash and cash equivalents is consistent with our short-term cash needs. We may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the credit agreement. There were no excess cash flows for 2017 and therefore no additional payment was required in 2018. See Part I, Item 1, Note 8 “Debt,” for additional information about our debt.
On April 20, 2018, Vail Holdings UK Ltd., a wholly owned subsidiary of TransUnion, entered into an agreement to purchase Crown Acquisition Topco Ltd., the ultimate parent company of Callcredit Information Group Limited (“Callcredit”) for approximately £1.0 billion British pounds, subject to customary closing adjustments. Formed in 2000, Callcredit is a U.K.-based information solutions company that, like TransUnion, provides data, analytics and technology solutions to help businesses and consumers make informed decisions.
Consummation of the acquisition is subject to various closing conditions, including but not limited to (i) approval or deemed approval of the acquisition by the Financial Conduct Authority of the United Kingdom, (ii) the absence of any law or order prohibiting the acquisition and (iii) the absence of a material adverse effect, as defined in the purchase agreement. The purchase agreement contains certain termination rights, including a termination right by either the seller or purchaser in the event that the acquisition is not closed within six months from April 20, 2018. We expect to close the acquisition late in the second quarter or early in the third quarter of 2018, pending regulatory approval. We intend to finance substantially all of the acquisition with debt financing, and expect to incur transaction and financing costs commensurate with transactions of this size.
On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of our stock over the ensuing three years. On February 8, 2018, our board of directors removed the three-year time limitation. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth by Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. During 2017, the Company purchased 3.5 million shares of common stock for $133.4 million from underwriters of secondary offerings of shares of our common stock by certain of our stockholders.

The Company has no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. We expect to commence paying dividends pursuant to this policy in the second quarter of 2018. The terms of our senior secured credit facility require us to have a total net leverage ratio of 4.75-to-1 or less in order to pay dividends. We may, however, declare and pay cash dividends up to an unlimited amount unless a default or event of default exists under the senior secured credit facility. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.
Sources and Uses of Cash

	Three Months Ended March 31,
(in millions)	2018	2017	Change
Cash provided by operating activities	$101.0	$65.3	$35.7
Cash used in investing activities	(30.5)	(76.2)	45.7
Cash used in financing activities	(32.5)	(41.4)	8.9
Effect of exchange rate changes on cash and cash equivalents	0.5	1.3	(0.8)
Net change in cash and cash equivalents	$38.5	$(51.0)	$89.5
Operating Activities
The increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization and non-cash items.
Investing Activities
The decrease in cash used in investing activities was due primarily to a decrease in cash used to fund acquisitions, partially offset by a decrease in net proceeds from the sale and purchase of other investments in the 2017 period compared with the 2018 period.
Financing Activities
The decrease in cash used in financing activities was due primarily to cash used for our stock buy-back program, debt financing and contingent fees in 2017, partially offset by higher net principal debt outflows in 2018 compared with 2017.
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
Cash paid for capital expenditures increased $0.9 million, from $26.0 million for the three months ended March 31, 2017, to $26.9 million for the three months ended March 31, 2018.
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
During the first quarter of 2018, we repaid $30.0 million of the borrowing on the Senior Secured Revolving Line of Credit. As of March 31, 2018, we had $55.0 million outstanding under the Senior Secured Revolving Line of Credit and could have borrowed up to the additional $245.0 million available. TransUnion also has the ability to request incremental loans up to the greater of an additional $675.0 million and 100% of Consolidated EBITDA on the same terms under the existing senior secured credit facility, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25-to-1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
Hedge
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,475.6 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income. The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $7.4 million and $2.1 million, net of tax, recorded in other comprehensive income for the three months ended March 31, 2018 and 2017, respectively. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.7 million and $0.1 million recorded in other income and expense for the three months ended March 31, 2018 and 2017, respectively.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three months ended March 31, 2018 and 2017 was $0.2 million and $1.4 million, respectively. We expect to reclassify approximately $3.4 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided than no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2018, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of our indebtedness, and other contractual restrictions. Trans Union LLC, the borrower under the senior secured credit facility, is not permitted to declare any dividend or make any other distribution subject to certain exceptions, including compliance with a fixed charge coverage ratio and a basket that depends on TransUnion Intermediate Holdings, Inc.’s consolidated net income.
For additional information about our debt and hedge, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 8, “Debt.”

Recent Accounting Pronouncements
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” and Note 10, “Revenue,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different conditions. See the “Application of Critical Accounting Estimates” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Significant Accounting and Reporting Policies,” to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 13, 2018, for a description of the significant accounting estimates used in the preparation of our consolidated financial statements.
Cautionary Notice Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of TransUnion’s management and are subject to significant risk and uncertainties. Actual results may differ materially from those described in the forward-looking statements. Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” “outlook,” “potential,” “continues,” “seeks,” “predicts,” or the negatives of these words and other similar expressions.
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
In addition to factors previously disclosed in TransUnion’s reports filed with the Securities and Exchange Commission and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: ability to meet the closing conditions to our announced agreement to acquire Callcredit; the risk that regulatory approvals required for the acquisition of Callcredit are not obtained or are obtained subject to conditions that are not anticipated; delay in closing the acquisition of Callcredit; failure to realize the benefits expected from the proposed transaction; the effects of pending and future legislation; risks related to disruption of management time from ongoing business operations due to the proposed transaction; business disruption following the acquisition; macroeconomic factors beyond the TransUnion’s control; risks related to the TransUnion’s indebtedness and other consequences associated with mergers, acquisitions and divestitures and legislative and regulatory actions and reforms.
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this report under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances that may arise after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts.
There have been no material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended March 31, 2018. Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2017, for a full description of our material pending legal proceedings.
OFAC Alert Service
In the Patel matter, plaintiff filed its motion for final approval of the class-wide settlement and fee petition on February 22, 2018, and the final approval hearing was held on March 8, 2018. On March 11, 2018, the Court granted final approval of the settlement and allowed the plaintiffs’ full attorney fee petition. Assuming no appeal is filed, the final settlement, which is fully accrued, will be due to the settlement administrator on May 17, 2018.
Public Records
In connection with the settlements agreed to by the industry with the various State Attorneys General in 2014, 2015 and 2016, TransUnion and the other nationwide consumer reporting agencies agreed to implement enhanced public record collection, matching and reporting standards that are to be phased in over a 3-year period. In 2017, the industry reminded all users of consumer reports that, as a result of these enhanced standards, a significant number of civil judgments and tax liens would be expunged from files and fewer civil judgments and tax liens would be reported in the future until federal, state or county offices created compliant programs.
As a result of the voluntary actions being taken by the industry, plaintiff lawyers are now seeking to advance claims that are solely focused on public record collection. In particular, these claims allege two common legal theories and allege some form of class action status. The theories are: (1) the nationwide consumer reporting agency failed to disclose to consumers the sources of public record information contained in their consumer reports by failing to identify as a source the vendor(s) engaged by that consumer reporting agency to collect public record information from government entities; and (2) the nationwide consumer reporting agency failed to timely update civil judgment and tax lien records based on its obligation to have reasonable procedures to assure maximum file accuracy. In the first quarter, a new matter, Edward J. Walsh, Jr. v. Trans Union, LLC (6:18-cv-00166, Middle District of Florida, filed February 2, 2018), was filed that names TransUnion, alleges a legal violation of this nature and asserts a class claim.
In the first quarter of 2018, we agreed to settle and have accrued an estimate for all of the pending public records matters other than the Walsh matter, which was stayed pending final approval of the broader settlement, on terms that will not have a material impact on our financial condition or results of operations. On March 23, 2018, the Court granted preliminary approval of the settlement. The final approval hearing is scheduled for August 29, 2018. If the settlement is not ultimately approved by the Court, TransUnion believes it has valid defenses to each of these actions and will continue to defend them vigorously.
ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017, and this Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.

(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31	5,383	$60.14	—	$166.6
February 1 to February 28	468	59.36	—	$166.6
March 1 to March 31	1,199	57.32	—	$166.6
Total	7,050	$59.61	—
Shares shown in column a above consist of shares that were repurchased from employees for withholding taxes on options exercised and restricted stock vesting pursuant to the terms of the Company's equity compensation plans.
(1) On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of common stock over the next three years. On February 8, 2018, our board of directors removed the three-year time limitation. Prior to the first quarter of 2018, we had purchased approximately $133.4 million of common stock under the program and may purchase up to an additional $166.6 million. Additional repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.
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

TransUnion

April 20, 2018	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

April 20, 2018	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)