Form 10-Q
period 2018-06-30
TransUnion
filed 2018-07-25
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of June 30, 2018, there were 184.7 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	June 30, 2018	December 31, 2017
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$192.3	$115.8
Trade accounts receivable, net of allowance of $11.8 and $9.9	422.2	326.7
Other current assets	168.7	146.2
Current assets of discontinued operations	70.4	—
Total current assets	853.6	588.7
Property, plant and equipment, net of accumulated depreciation and amortization of $333.0 and $299.3	202.9	198.6
Goodwill, net	3,392.3	2,368.8
Other intangibles, net of accumulated amortization of $1,079.0 and $993.6	2,518.1	1,825.8
Other assets	143.2	136.6
Total assets	$7,110.1	$5,118.5
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$171.5	$131.3
Short-term debt and current portion of long-term debt	139.2	119.3
Other current liabilities	216.6	207.8
Current liabilities of discontinued operations	9.5	—
Total current liabilities	536.8	458.4
Long-term debt	4,071.3	2,345.3
Deferred taxes	545.6	419.4
Other liabilities	42.1	70.8
Total liabilities	5,195.8	3,293.9
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2018 and December 31, 2017, 188.9 million and 187.4 million shares issued at June 30, 2018 and December 31, 2017, respectively, and 184.7 million shares and 183.2 million shares outstanding as of June 30, 2018 and December 31, 2017, respectively	1.9	1.9
Additional paid-in capital	1,898.7	1,863.5
Treasury stock at cost; 4.2 million shares at June 30, 2018 and December 31, 2017, respectively	(139.3)	(138.8)
Retained earnings	243.2	137.4
Accumulated other comprehensive loss	(187.5)	(135.3)
Total TransUnion stockholders’ equity	1,817.0	1,728.7
Noncontrolling interests	97.3	95.9
Total stockholders’ equity	1,914.3	1,824.6
Total liabilities and stockholders’ equity	$7,110.1	$5,118.5

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$563.1	$474.8	$1,100.5	$929.7
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	189.1	151.9	371.4	303.0
Selling, general and administrative	171.6	149.2	334.9	293.8
Depreciation and amortization	68.0	58.2	134.6	116.3
Total operating expenses	428.7	359.3	840.9	713.1
Operating income	134.4	115.5	259.6	216.6
Non-operating income and (expense)
Interest expense	(25.9)	(22.6)	(48.5)	(44.1)
Interest income	1.4	1.4	2.1	2.7
Earnings from equity method investments	2.9	2.0	5.2	3.7
Other income and (expense), net	(39.7)	(4.2)	(42.3)	(10.8)
Total non-operating income and (expense)	(61.3)	(23.4)	(83.5)	(48.5)
Income from continuing operations before income taxes	73.1	92.1	176.1	168.1
Provision for income taxes	(15.8)	(24.8)	(43.5)	(36.3)
Income from continuing operations	57.3	67.3	132.6	131.8
Discontinued operations, net of tax	—	—	—	—
Net income	57.3	67.3	132.6	131.8
Less: net income attributable to the noncontrolling interests	(2.3)	(2.4)	(4.5)	(4.5)
Net income attributable to TransUnion	$55.0	$64.9	$128.1	$127.3

Income from continuing operations	$57.3	$67.3	$132.6	$131.8
Less: income from continuing operations attributable to noncontrolling interests	(2.3)	(2.4)	(4.5)	(4.5)
Income from continuing operations attributable to TransUnion	55.0	64.9	128.2	127.3
Discontinued operations, net of tax(1)	—	—	—	—
Net income attributable to TransUnion	$55.0	$64.9	$128.1	$127.3

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.30	$0.36	$0.70	$0.70
Discontinued operations, net of tax	—	—	—	—
Net Income attributable to TransUnion	$0.30	$0.36	$0.70	$0.70
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.29	$0.34	$0.67	$0.67
Discontinued operations, net of tax	—	—	—	—
Net Income attributable to TransUnion	$0.29	$0.34	$0.67	$0.67
Weighted-average shares outstanding:
Basic	184.3	181.9	184.0	182.3
Diluted	190.8	189.3	190.5	189.8

(1)	As a result of displaying amounts in millions, there is a rounding difference for the six months ended June 30, 2018.
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$57.3	$67.3	$132.6	$131.8
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(80.9)	(7.8)	(65.9)	26.4
Benefit (expense) for income taxes	0.7	(0.4)	0.1	(0.4)
Foreign currency translation, net	(80.2)	(8.2)	(65.8)	26.0
Hedge instruments:
Net change on interest rate cap	4.2	(3.5)	14.1	(0.1)
Amortization of accumulated loss	—	0.1	—	0.2
(Expense) benefit for income taxes	(1.0)	1.4	(3.5)	—
Hedge instruments, net	3.2	(2.0)	10.6	0.1
Available-for-sale debt securities:
Net unrealized loss	(0.1)	—	(0.1)	(0.2)
Benefit for income taxes	—	—	—	0.1
Available-for-sale debt securities, net	(0.1)	—	(0.1)	(0.1)
Total other comprehensive income (loss), net of tax	(77.1)	(10.2)	(55.3)	26.0
Comprehensive income (loss)	(19.8)	57.1	77.3	157.8
Less: comprehensive income (loss) attributable to noncontrolling interests	0.9	(2.3)	(1.4)	(6.8)
Comprehensive income (loss) attributable to TransUnion	$(18.9)	$54.8	$75.9	$151.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$132.6	$131.8
Add: loss from discontinued operations, net of tax	—	—
Income from continuing operations	132.6	131.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134.6	116.3
Loss on debt financing transactions	11.9	5.0
Amortization and loss on fair value of hedge instrument	(0.7)	0.3
Impairment of Cost Method Investment, net	1.4	—
Equity in net income of affiliates, net of dividends	(0.2)	(3.2)
Deferred taxes	(8.9)	(18.3)
Amortization of discount and deferred financing fees	1.6	1.3
Stock-based compensation	21.3	15.9
Payment of contingent obligation	—	(2.0)
Provision for losses on trade accounts receivable	3.4	1.8
Other	1.8	(3.9)
Changes in assets and liabilities:
Trade accounts receivable	(46.6)	(11.4)
Other current and long-term assets	(17.4)	(42.2)
Trade accounts payable	25.9	3.5
Other current and long-term liabilities	(30.2)	(22.7)
Cash provided by operating activities of continuing operations	230.5	172.2
Cash provided by discontinued operations	—	—
Cash provided by operating activities	230.5	172.2
Cash flows from investing activities:
Capital expenditures	(70.4)	(58.0)
Proceeds from sale of trading securities	1.8	2.5
Purchases of trading securities	(1.8)	(1.5)
Proceeds from sale of other investments	4.5	46.9
Purchases of other investments	(14.1)	(36.0)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(1,801.2)	(58.7)
Other	(0.5)	0.3
Cash used in investing activities	(1,881.7)	(104.5)
Cash flows from financing activities:
Proceeds from Senior Secured Term Loan B-4	1,000.0	—
Proceeds from Senior Secured Term Loan A-3	800.0	—
Proceeds from senior secured revolving line of credit	125.0	105.0
Payments of senior secured revolving line of credit	(135.0)	(60.0)
Repayments of debt	(24.2)	(24.9)
Debt financing fees	(33.6)	(5.0)
Proceeds from issuance of common stock and exercise of stock options	14.1	16.3
Dividends to shareholders	(13.8)	—
Treasury stock purchased	—	(133.5)
Distributions to noncontrolling interests	(0.1)	(0.3)
Payment of contingent obligation	—	(5.8)
Other	(0.5)	—
Cash provided by (used in) financing activities	1,731.9	(108.2)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	0.3
Net change in cash and cash equivalents	76.5	(40.2)
Cash and cash equivalents, beginning of period	115.8	182.2
Cash and cash equivalents, end of period	$192.3	$142.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2017	183.2	$1.9	$1,863.5	$(138.8)	$137.4	$(135.3)	$95.9	$1,824.6
Net income	—	—	—	—	128.1	—	4.5	132.6
Other comprehensive income	—	—	—	—	—	(52.2)	(3.1)	(55.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Noncontrolling interests of acquired businesses	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	20.4	—	—	—	—	20.4
Employee share purchase plan	0.1	—	4.8	—	—	—	—	4.8
Exercise of stock options	1.4	—	10.0	—	—	—	—	10.0
Treasury stock purchased	—	—	—	(0.5)	—	—	—	(0.5)
Dividends to shareholders	—	—	—	—	(14.1)	—	—	(14.1)
Cumulative effect of adopting Topic 606, net of tax	—	—	—	—	(6.0)	—	(0.1)	(6.1)
Cumulative effect of adopting ASC 2016-16	—	—	—	—	(2.2)	—	—	(2.2)
Other	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2018	184.7	$1.9	$1,898.7	$(139.3)	$243.2	$(187.5)	$97.3	$1,914.3
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
We adopted this standard as of January 1, 2018, and used the modified retrospective approach applied to reflect the aggregate effect of all modifications of those contracts that were not completed as of that date. Under the modified retrospective approach, we recognized the cumulative effect of adopting ASC Topic 606 in the opening balance of retained earnings to reflect deferred revenue related to certain contracts where we satisfy performance obligations over time. There was no material impact on our consolidated financial statements or on how we recognize revenue upon adoption. Prior period amounts were not adjusted and the prior period amounts continue to be reported in accordance with previous accounting guidance. These financial statements include enhanced disclosures, particularly around contract assets and liabilities and the disaggregation of revenue. See Note 11, “Revenue,” and Note 14, “Reportable Segments,” for these enhanced disclosures.
On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The FASB issued technical corrections to this guidance in February 2018. This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, the ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value, if fair value is readily determinable, with changes in fair value recognized in net income. If fair value is not readily determinable, an entity may elect to measure equity investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. On January 1, 2018, we adopted this guidance and have availed ourselves of this measurement election for all currently held equity investments that do not have readily determinable fair values. See Note 6, “Investments in Affiliated Companies,” for the impact on our current financial statements, which was not material.

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this guidance on January 1, 2018, and are required to apply it on a retrospective basis. Accordingly, we have reclassified certain payments made in 2017 in satisfaction of contingent obligations from financing activities to operating activities on our statement of cash flows. The reclassification was not material for the six months ended June 30, 2018, and will not be material for the full year.
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
Recent Accounting Pronouncements Not Yet Adopted
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU, among other things, will require us to record the future discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-to-use” asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact this guidance will have on our consolidated financial statements and will adopt this guidance on January 1, 2019.
On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods therein. We are currently assessing the impact this guidance will have on our consolidated financial statements.
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
On February 14, 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.
2. Callcredit Acquisition
On June 19, 2018, we acquired 100% of the equity of Callcredit Information Group, Ltd. (“Callcredit”) for $1,408.2 million in cash, funded primarily by additional borrowings against our Senior Secured Credit Facility. See Note 9, “Debt,” for additional information about our Senior Secured Credit Facility. There was no contingent consideration resulting from this transaction. Callcredit, founded in 2000, is an U.K.-based information solutions company that, like TransUnion, provides data, analytics and technology solutions to help businesses and consumers make informed decisions. International expansion is a key growth strategy for TransUnion, and we expect to leverage strong synergies across TransUnion’s and Callcredit’s business models and solutions.
Callcredit revenue and operating income since the date of acquisition, which are not material, have been included as part of the International segment in the accompanying consolidated statements of income.
Due to the timing of the closing of this transaction, differences in the basis of accounting and differences in certain accounting policies, we have not yet completed our analysis of the required disclosures about pro forma revenue and earnings of the combined entity as though the acquisition had occurred on January 1, 2017. As we refine our understanding of the basis of accounting and policy differences, and as we refine our purchase price allocation, we will include these required pro forma disclosures next quarter.
We have identified and categorized certain operations of Callcredit that we do not consider core to our business as discontinued operations of our International segment as of the date of acquisition. These discontinued operations consist of businesses that do not align with our stated strategic objectives. We expect to sell these businesses within a year, and we do not expect to have a significant continuing involvement with any of these operations after the date of disposal. We have categorized the assets and liabilities of these discontinued operations on separate lines on the face of our balance sheet and in the table below. These amounts are based on estimates that will be refined as we complete the fair-value allocation of the purchase price of Callcredit.
Purchase Price Allocation
The allocation of the purchase price to the identifiable assets acquired and liabilities assumed is preliminary pending a full fair value assessment, which we expect to complete within one year. The preliminary fair value of the assets acquired and liabilities assumed as of June 30, 2018 consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$45.3
Property and equipment	4.4
Goodwill(1)	829.4
Identifiable intangible assets	554.6
All other assets	37.2
Assets of discontinued operations(2)	71.5
Total assets acquired	1,542.4

Existing debt	—
All other liabilities	(124.7)
Liabilities of discontinued operations(2)	(9.5)
Net assets of the acquired company	$1,408.2

(1)	For tax purposes, we estimate none of goodwill is tax deductible.

(2)
We have categorized certain lines of business of Callcredit as discontinued operations in our consolidated financial statements. The preliminary fair value of assets and liabilities of these discontinued operations include an estimate of the fair value of the identifiable intangible assets and goodwill acquired. We will revise these estimates as we finalize our analysis of these discontinued operations and purchase price allocation.

We recorded the excess of the purchase price over the preliminary fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed as goodwill in a new reportable unit in our International segment. The purchase price of Callcredit exceeded the preliminary fair value of the net assets acquired primarily due to growth opportunities, the assembled workforce, synergies associated with internal use software and other technological and operational efficiencies.
Identifiable Amortizable Intangible Assets
The preliminary fair values of the amortizable intangible assets acquired consisted of the following as of June 30, 2018:

(in millions)	Estimated Useful Life	Fair Value
Database and credit files	15 years	$363.1
Technology and software	7 years	37.7
Customer relationships and trademarks	20 years	153.8
Total identifiable assets		$554.6
We estimate the preliminary weighted-average useful life of the identifiable intangible assets to be approximately 15 years, 7 months.

Acquisition Costs
As of June 30, 2018, we have incurred approximately $18.2 million of related acquisition costs, including investment banker fees, legal fees, due diligence and other external costs that we have recorded in other income and expense. The Company will incur additional acquisition-related costs, including legal fees, valuation fees and other professional fees in the next several quarters that we will record in other income and expense.
iovation and Healthcare Payment Specialists, LLC Acquisitions
During the second quarter of 2018, we acquired 100% of the equity of iovation, Inc. (“iovation”) and Healthcare Payment Specialists, LLC (“HPS”). iovation is a provider of advanced device identity and consumer authentication services that helps businesses and consumers safely transact in a digital world. The results of operations of iovation, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition. HPS provides expertise and technology solutions to help medical care providers maximize Medicare reimbursements. The results of operations of HPS, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition. The allocation of the purchase price to the identifiable assets acquired and liabilities assumed for these acquisitions is preliminary pending full fair value assessments, which we expect to complete within one year.
Based on the preliminary purchase price allocations for these acquisitions, we recorded approximately $218 million of goodwill and $230 million of amortizable intangible assets in addition to what we recorded for Callcredit as discussed above. We estimate the weighted-average useful lives of the iovation and HPS amortizable intangible assets to be approximately 15 years.
3. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2018:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate caps	$24.4	$—	$24.4	$—
Trading securities	12.8	9.2	3.6	—
Available-for-sale debt securities	3.0	—	3.0	—
Total	$40.2	$9.2	$31.0	$—

Liabilities
Contingent consideration	$(1.5)	$—	$—	$(1.5)
Total	$(1.5)	$—	$—	$(1.5)
Level 1 instruments consist of exchange-traded mutual funds. Exchange-traded mutual funds are trading securities valued at their current market prices. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants.
Level 2 instruments consist of pooled separate accounts, foreign exchange-traded corporate bonds and interest rate caps. Pooled separate accounts are designated as trading securities valued at net asset values. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. The interest rate caps fair values are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. See Note 9, “Debt,” for additional information regarding interest rate caps.
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

Level 3 instruments consist of contingent obligations related to companies we have acquired with remaining maximum payouts totaling $15.9 million. These obligations are contingent upon meeting certain quantitative or qualitative performance metrics through 2018, and are included in other current liabilities on our balance sheet. The fair values of the obligations are determined based on an income approach, using our expectations of the future expected earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three and six months ended June 30, 2018, there were no significant gains or losses as a result of changes to the fair value of these obligations.
4. Other Current Assets
Other current assets consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Prepaid expenses	$85.6	$59.0
Other receivables	27.2	16.5
Other investments	23.6	18.3
Income taxes receivable	15.1	23.7
Available-for-sale debt securities	3.0	3.3
Deferred financing fees	0.6	0.6
CFPB escrow deposit	—	13.9
Other	13.6	10.9
Total other current assets	$168.7	$146.2
The increase in prepaid expenses is due primarily to prepaid assets of the entities we acquired in 2018. Other receivables include amounts recoverable under insurance policies for certain litigation costs. Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. Upon adoption of ASC Topic 606, we have recorded contract assets, which are not significant and are included in the “other” line above. See Note 11, “Revenue,” for a further discussion about our contract assets.
5. Other Assets
Other assets consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Investments in affiliated companies	$77.8	$79.2
Interest rate caps	24.4	9.4
Other investments	15.3	13.5
Trading securities	12.8	12.7
Deposits	4.4	14.6
Deferred financing fees	1.9	2.0
Other	6.6	5.2
Total other assets	$143.2	$136.6
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. See Note 6, “Investments in Affiliated Companies,” for additional information about investment in affiliated companies. See Note 9, “Debt,” for additional information about the interest rate caps.

6. Investments in Affiliated Companies
Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit-scoring and credit-monitoring services.
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
There were no material gain or loss adjustments to our investments in affiliated companies during the three and six months ended June 30, 2018 or 2017.
Investments in affiliated companies consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Equity method investments	$39.7	$42.8
Cost method Investments	38.1	36.4
Total investments in affiliated companies	$77.8	$79.2
These balances are included in other assets in the consolidated balance sheets.
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Earnings from equity method investments	$2.9	$2.0	$5.2	$3.7
Dividends received from equity method investments	$4.3	$0.3	$5.0	$0.5
Dividends received from cost method investments for the three and six months ended June 30, 2018, was $0.7 million in each period, and for the three and six months ended June 30, 2017, was $0.7 million in each period.

7. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Accrued payroll	$64.2	$84.6
Accrued legal and regulatory	47.7	46.3
Accrued employee benefits	33.6	34.1
Deferred revenue	32.9	13.2
Income taxes payable	13.1	8.5
Accrued interest	2.9	1.5
Contingent consideration	1.5	1.1
Other	20.7	18.5
Total other current liabilities	$216.6	$207.8
The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2018 that were earned in 2017, partially offset by 2018 bonus accruals. The increase in deferred revenue includes the impact of adopting ASC Topic 606. See Note 11, “Revenue,” for additional information about our deferred revenue. See Note 3, “Fair Value,” for additional information related to our contingent consideration obligations.
8. Other Liabilities
Other liabilities consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Unrecognized tax benefits	$15.2	$12.3
Retirement benefits	10.6	12.2
Income tax payable	7.3	25.6
Purchase consideration payable	—	12.2
Other	9.0	8.5
Total other liabilities	$42.1	$70.8

9. Debt
Debt outstanding consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Senior Secured Term Loan B-3, payable in quarterly installments through April 9, 2023, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.09% at June 30, 2018, and 3.57% at December 31, 2017), net of original issue discount and deferred financing fees of $5.5 million and $5.1 million, respectively, at June 30, 2018, and original issue discount and deferred financing fees of $6.2 million and $3.7 million, respectively, at December 31, 2017	$1,960.9	$1,971.5
Senior Secured Term Loan A, payable in quarterly installments through August 9, 2022, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.84% at June 30, 2018, and 3.07% at December 31, 2017), net of original issue discount and deferred financing fees of $3.2 million and $4.1 million, respectively, at June 30, 2018, and original issue discount and deferred financing fees of $1.4 million and $0.3 million, respectively, at December 31, 2017	1,180.1	395.8
Senior Secured Term Loan B-4, payable in quarterly installments through June 19, 2025, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.09% at June 30, 2018), net of original issue discount and deferred financing fees of $2.5 million and $11.4 million, respectively, at June 30, 2018	986.1	—
Senior Secured Revolving Line of Credit	75.0	85.0
Other notes payable	7.3	11.0
Capital lease obligations	1.1	1.3
Total debt	4,210.5	2,464.6
Less short-term debt and current portion of long-term debt	(139.2)	(119.3)
Total long-term debt	$4,071.3	$2,345.3
Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at June 30, 2018, were as follows:

(in millions)	June 30, 2018
2018	$105.3
2019	71.7
2020	93.5
2021	89.9
2022	1,044.9
Thereafter	2,837.1
Unamortized original issue discounts and deferred financing fees	(31.9)
Total debt	$4,210.5
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B-3, the Senior Secured Term Loan B-4 and the Senior Secured Revolving Line of Credit.
On May 2, 2018, we amended certain provisions of our senior secured credit facility. This amendment among other things, allowed us the option to elect between two testing dates for the calculation of ratio requirements to enter into certain transactions. This amendment resulted in $0.1 million of fees expensed and recorded in other income and expense in the consolidated statements of income for the three and six months ended June 30, 2018, and $2.6 million of refinancing fees deferred on the balance sheet to be amortized into interest expense over the life of the loans.
During the first quarter of 2018, we repaid $30.0 million of the outstanding borrowings under the Senior Secured Revolving Line of Credit. During the second quarter of 2018, we borrowed a total of $125.0 million under the Senior Secured Revolving Line of Credit to fund an acquisition and for general corporate purposes. On June 19, 2018, we borrowed an additional $800.0 million against our Senior Secured Term Loan A and $600.0 million against a new tranche 4 of our Senior Secured Term Loan B (“Senior

Secured Term Loan B-4”) to fund the acquisition of Callcredit. On June 29, 2018, we borrowed an additional $400.0 million of our Senior Secured Term Loan B-4 to fund another acquisition and to repay a portion of our Senior Secured Revolving Line of Credit. Our net incremental borrowings during the second quarter of 2018 was $20.0 million under the Senior Secured Revolving Line of Credit.
The new financing resulted in $11.8 million of fees expensed and recorded in other income and expense in the consolidated statements of income for the three and six months ended June 30, 2018, and $19.6 million of financing fees deferred on the balance sheet to be amortized into interest expense over the life of the loans.
As of June 30, 2018, we had $75.0 million outstanding under the Senior Secured Revolving Line of Credit and could have borrowed up to the additional $225.0 million available.
The terms of the additional borrowings in the second quarter of 2018 on our Senior Secured Term Loan A are the same as the terms of the other outstanding borrowings under the Senior Secured Term Loan A. Interest rates on the new Senior Secured Term Loan B-4 are based on LIBOR, unless otherwise elected, plus a margin of 2.00%. We are required to make principal payments on the Senior Secured Term Loan B-4 at the end of each quarter of 0.25% starting in the third quarter of 2018, with the remaining balance due June 19, 2025.
On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. The refinancing resulted in $5.0 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the first quarter of 2017.
TransUnion also has the ability to request incremental loans on the same terms under the existing senior secured credit facility up to the greater of an additional $675.0 million and 100% of Consolidated EBITDA. Consolidated EBITDA is reduced to the extent that the senior secured net leverage ratio is above 4.25-to-1. In addition, so long as the senior secured net leverage ratio does not exceed 4.25-to-1.0, we may incur additional incremental loans, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2018, we were in compliance with all debt covenants.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,467.7 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income (loss). The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $3.2 million and $10.6 million, net of tax, recorded in other comprehensive income for the three and six months ended June 30, 2018, respectively. The effective portion of the change in the fair value of the caps resulted in an unrealized loss of $2.2 million and $0.1 million, net of tax, recorded in other comprehensive income for three and six months ended June 30, 2017, respectively. The ineffective portion of the change in the fair value of the caps resulted in no gain or loss recorded in other income and expense for the three months ended June 30, 2018. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.7 million recorded in other income and expense for the six months ended June 30, 2018. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.2 million and $0.1 million recorded in other income and expense for three and six months ended June 30, 2017, respectively.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest income reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2018, was $0.5 million and $0.3 million, respectively. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2017, was $1.1 million and $2.6 million, respectively. We expect to reclassify approximately $6.0 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of June 30, 2018, the fair value of our variable-rate Senior Secured Term Loan A and Senior Secured Revolving Line of Credit, excluding original issue discounts and deferred fees, approximates the carrying value. As of June 30, 2018, the fair value of our Senior Secured Term Loan B-3 and B-4, excluding original issue discounts and deferred fees, was $1,965.3 million and $996.9 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, and quoted market prices for the publicly traded instruments.
10. Stockholders’ Equity
Common Stock
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On May 9, 2018, the board of directors declared a dividend for the first quarter of 2018 of $0.075 per share to holders of record as of the close of business on May 23, 2018. The total dividend declared was $14.1 million, of which $13.8 million was paid on June 7, 2018, with the remainder due to employees who hold restricted stock units when and if those units vest.
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of June 30, 2018.
11. Revenue
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

Certain of our Other Performance Obligations, including certain batch data sets and certain professional and other services, are delivered at a point in time. Accordingly, we recognize revenue upon delivery, once we have satisfied that obligation. For certain Other Performance Obligations, including certain professional and other services, we recognize revenue over time, based on an estimate of progress towards completion of that obligation.
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
During the sixth-month period ending June 30, 2018, we recognized $16.1 million of revenue that was included in the balance of our deferred revenue at the beginning of the year as adjusted for the cumulative effect of adopting ASC Topic 606.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of June 30, 2018. Contract liabilities include current and long-term deferred revenue which are included in other current liabilities and other liabilities. The long-term portion is not significant.
For additional disclosures about the disaggregation of our revenue see Note 14, “Reportable Segments”.
12. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
For the three and six months ended June 30, 2018, there were less than 0.1 million anti-dilutive stock-based awards outstanding for each respective period. In addition, there were less than 0.1 million contingently-issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. For the three and six months ended June 30, 2017, there were zero and less than 0.1 million anti-dilutive stock-based awards outstanding, respectively. In addition, there were no contingently-issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Income from continuing operations	$57.3	$67.3	$132.6	$131.8
Less: income from continuing operations attributable to noncontrolling interests	(2.3)	(2.4)	(4.5)	(4.5)
Income from continuing operations attributable to TransUnion	55.0	64.9	128.2	127.3
Discontinued operations, net of tax(1)	—	—	—	—
Net income attributable to TransUnion	$55.0	$64.9	$128.1	$127.3

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.30	$0.36	$0.70	$0.70
Discontinued operations, net of tax	—	—	—	—
Net Income attributable to TransUnion	$0.30	$0.36	$0.70	$0.70
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.29	$0.34	$0.67	$0.67
Discontinued operations, net of tax	—	—	—	—
Net Income attributable to TransUnion	$0.29	$0.34	$0.67	$0.67
Weighted-average shares outstanding:
Basic	184.3	181.9	184.0	182.3
Diluted	190.8	189.3	190.5	189.8

(1)
Discontinued operations for the three and six months ended June 30, 2018, rounds to zero. As a result of displaying amounts in millions, there is a rounding difference in the six months ended June 30, 2018. Discontinued operations for the three and six months ended June 30, 2017, is zero.

13. Income Taxes
We have not revised any of our 2017 provisional estimates under SAB No. 118 and ASU No 2018-05, but we are continuing to gather information and are waiting on further guidance from the IRS, the SEC and the FASB on the Tax Cuts and Jobs Act of 2017 (the “Act”). Effective January 1, 2018, the U.S. federal statutory rate was reduced from 35% to 21% as a result of the Act.
For the three months ended June 30, 2018, we reported an effective tax rate of 21.7%, which was higher than the 21% U.S. federal statutory rate due primarily to $10.3 million of tax expense related to the impact of the Act, foreign rate differential, unrecognized tax benefits, and non-deductible acquisition and other costs, partially offset by $9.8 million of excess tax benefits on stock-based compensation. For the six months ended June 30, 2018, we reported an effective tax rate of 24.7%, which was higher than the 21% U.S. federal statutory rate due primarily to $24.6 million of tax expense related to the impact of the Act, foreign rate differential, unrecognized tax benefits and non-deductible acquisition and other costs, partially offset by $18.1 million of excess tax benefits on stock-based compensation.
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
The total amount of unrecognized tax benefits was $15.2 million as of June 30, 2018, and $12.3 million as of December 31, 2017. The amounts that would affect the effective tax rate if recognized are $8.5 million and $8.2 million, respectively. There were no significant liabilities for accrued interest for taxes or accrued tax penalties as of June 30, 2018, or December 31, 2017. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Generally, tax years 2010 and forward remain open for examination in some state and foreign jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal income tax purposes.
14. Reportable Segments
This segment financial information is reported on the basis that is used for the internal evaluation of operating performance. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies,” included in our audited financial statements for the year ended December 31, 2017, of our Annual Report on Form 10-K filed with the SEC on February 13, 2018, as updated in Note 1, “Significant Accounting and Reporting Polices,” and Note 11, “Revenue,” above.
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
We report our International segment revenue in two categories, developed markets and emerging markets. Our developed markets are the United Kingdom, Canada, and Hong Kong. Our emerging markets are Africa, Latin America, Asia Pacific and India.
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Gross revenue:
U.S. Information Services:
Online Data Services	$234.9	$190.6	$463.2	$373.0
Marketing Services	56.3	46.5	107.9	88.5
Decision Services	66.9	60.8	129.4	118.6
Total U.S. Information Services	358.2	297.9	700.5	580.1

International:
Developed Markets	43.2	31.0	74.5	59.0
Emerging Markets	63.1	56.3	127.7	111.7
Total International	106.3	87.3	202.3	170.7

Total Consumer Interactive	117.6	105.4	235.5	210.3

Total revenue, gross	582.1	490.6	1,138.2	961.1

Intersegment revenue eliminations:
U.S. Information Services	(17.5)	(14.7)	(34.9)	(29.1)
International Developed Markets	(1.2)	(1.1)	(2.4)	(2.1)
International Emerging Markets	(0.1)	—	(0.1)	(0.1)
Consumer Interactive	(0.2)	—	(0.3)	—
Total intersegment eliminations	(19.0)	(15.8)	(37.8)	(31.4)
Total revenue, net	$563.1	$474.8	$1,100.5	$929.7

Gross operating income:
U.S. Information Services	$95.7	$83.7	$178.6	$156.0
International	15.9	12.6	30.0	21.5
Consumer Interactive	54.4	49.7	107.8	97.7
Corporate	(31.6)	(30.5)	(56.7)	(58.6)
Total operating income	$134.4	$115.5	$259.6	$216.6

Intersegment operating income eliminations:
U.S. Information Services	$(17.1)	$(14.3)	$(34.2)	$(28.4)
International	(0.9)	(0.8)	(1.6)	(1.6)
Consumer Interactive	17.9	15.1	35.7	30.0
Corporate	—	—	—	—
Total intersegment eliminations	$—	$—	$—	$—
As a result of displaying amounts in millions, rounding differences may exist in the table above.

A reconciliation of operating income to income before income taxes for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Operating income from segments	$134.4	$115.5	$259.6	$216.6
Non-operating income and expense	(61.3)	(23.4)	(83.5)	(48.5)
Income from continuing operations before income taxes	$73.1	$92.1	$176.1	$168.1
Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
U.S. Information Services	$0.6	$0.5	$1.3	$0.8
International	2.3	1.5	3.9	2.9
Total	$2.9	$2.0	$5.2	$3.7
15. Contingencies
Litigation
In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended June 30, 2018. Refer to Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2017, for a full description of our material pending legal proceedings.
The Miller and Larson cases have been consolidated in the United States District Court for the Northern District of California, and on May 1, 2018, we agreed to the terms of a settlement of all class and individual claims, pursuant to which we will pay attorneys’ fees and representative plaintiffs’ awards, which are not material, mail corrective disclosures to class members and provide them three years of single-bureau credit monitoring. On July 10, 2018, the Court granted preliminary approval of the settlement and entered a schedule for remaining proceedings. The final approval hearing is scheduled for November 28, 2018. If the settlement is not ultimately approved by the Court, we intend to continue to defend these matters vigorously.

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
Overview
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including financial services, specialized risk, insurance, and healthcare. We have a global presence in over 30 countries and territories across North America, United Kingdom, Africa, Latin America, and Asia.
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

•
USIS provides consumer reports, risk scores, analytics and decisioning services to businesses. These businesses use our services to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery platforms in our USIS segment allow us to serve a broad set of customers and business issues. We offer our services to customers in financial services, insurance, healthcare and other industries.

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues can be significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In the markets where we compete, we have generally seen good economic conditions and increased market stabilization over the past few years. In the United States, we continue to see a healthy, well-functioning consumer lending market driven by a strong labor market and consumer confidence that is near an all-time high. Rising interest rates continue to impact the housing refinance market, which has been offset by the impact of a strong housing purchase market and the increased availability of home equity. We have also seen solid demand for our marketing services, and in our Consumer Interactive segment, strong demand for our credit and identity theft solutions. We continue to see strong growth in key international markets, tempered by ongoing headwinds in Africa. Also, the strengthening of foreign currencies in the first quarter of 2018 has improved the operating results reported by our International segment compared with the prior year. The impact of foreign currencies in the second quarter of 2018 was negligible.
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
Recent Developments
During the second quarter of 2018, we borrowed a significant amount of additional debt against our senior secured credit facility to fund the purchase of three acquisitions as discussed in “Recent Acquisitions and Partnerships” below. During the second quarter of 2018, we borrowed a total of $125.0 million under the Senior Secured Revolving Line of Credit to fund an acquisition and for general corporate purposes. On June 19, 2018, we borrowed an additional $800.0 million against our Senior Secured Term Loan A and $600.0 million against a new tranche 4 of our Senior Secured Term Loan B (“Senior Secured Term Loan B-4”) to fund the acquisition of Callcredit. On June 29, 2018, we borrowed an additional $400.0 million of our Senior Secured Term Loan B-4 to fund another acquisition and to repay a portion of our Senior Secured Revolving Line of Credit. Our net incremental borrowings during the second quarter of 2018 was $20.0 million under the Senior Secured Revolving Line of Credit.
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On May 9, 2018, the board of directors declared a dividend for the first quarter of 2018 of $0.075 per share to holders of record as of the close of business on May 23, 2018. The total dividend declared was $14.1 million, of which $13.8 million was paid on June 7, 2018, with the remainder due to employees who hold restricted stock units when and if those units vest.
TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided than no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Our board of directors also removed the three-year time limitation of our previously announced $300.0 million stock repurchase program. The remaining authorized $166.6 million of repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchase or through privately negotiated transactions.
On March 12, 2018, we repaid $30.0 million of our outstanding Senior Secured Revolving Line of Credit.
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), using the modified retrospective approach. Under the modified retrospective approach, we recognized the cumulative effect of adopting ASC Topic 606 in the opening balance of retained earnings. There was no material impact on our consolidated financial statements or on how we recognize revenue upon adoption. See Part I, Item 1, Note 1, “Significant Accounting and Reporting Policies,” and Note 11, “Revenue,” for additional information about the adoption of Topic 606.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint, and to enter new markets. Since January 1, 2017, we completed the following acquisitions:

•
On June 29, 2018, we acquired 100% of the equity of iovation, Inc. (“iovation”). iovation is a provider of advanced device identity and consumer authentication services that help businesses and consumers safely transact in a digital world. The results of operations of iovation, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

•
On June 22, 2018, we increased our noncontrolling interest investment in SavvyMoney, Inc. (“SavvyMoney”). Our initial investment in SavvyMoney was on August 30, 2016. SavvyMoney is a provider of credit information services for bank and credit union users. We continue to account for SavvyMoney on the cost method of accounting. Any future dividends will be recorded in other income and expense when received.

•
On June 19, 2018, we acquired 100% of the equity of Callcredit Information Group, Ltd. (“Callcredit”). Callcredit is a U.K. based information solutions company founded in 2000 that provides data, analytics and technology solutions to help businesses and consumers make informed decisions. The results of operations of Callcredit, which are not material to our consolidated financial statements for the quarter, have been included as part of our International segment in our consolidated statements of income since the date of the acquisition.

•
On June 1, 2018, we acquired 100% of the equity of Healthcare Payment Specialists, LLC (“HPS”). HPS provides expertise and technology solutions to help medical care providers maximize Medicare reimbursements. The results of operations of HPS, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition.

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
We report our International segment revenue in two categories, developed markets and emerging markets. Our developed markets are the United Kingdom, Canada and Hong Kong. Our emerging markets are Africa, Latin America, Asia Pacific and India.
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
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments, impairments of equity-method investments and impairments and any other adjustments of cost-method investments, expenses related to successful and unsuccessful business acquisitions, loan fees, debt refinancing expenses, certain acquisition-related gains and losses and other non-operating income and expenses.

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measure Adjusted EBITDA and the GAAP measures revenue, cash provided by operating activities of continuing operations and cash paid for capital expenditures. For the three and six months ended June 30, 2018 and 2017, these key indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$563.1	$474.8	$88.3	18.6%	$1,100.5	$929.7	$170.7	18.4%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(1):
Net income attributable to TransUnion	$55.0	$64.9	$(9.9)	(15.2)%	$128.1	$127.3	$0.9	0.7%
Discontinued operations	—	—	—	—%	—	—	—	—%
Net income from continuing operations attributable to TransUnion	55.0	64.9	(9.9)	(15.2)%	128.2	127.3	0.9	0.7%
Net interest expense	24.5	21.3	3.3	15.3%	46.4	41.5	4.9	11.8%
Provision (benefit) for income taxes	15.8	24.8	(9.0)	(36.3)%	43.5	36.3	7.2	19.7%
Depreciation and amortization	68.0	58.2	9.8	16.8%	134.6	116.3	18.3	15.7%
EBITDA	163.4	169.2	(5.8)	(3.5)%	352.6	321.3	31.3	9.7%
Adjustments to EBITDA:
Stock-based compensation(2)	16.0	11.6	4.4	37.7%	26.9	24.8	2.1	8.5%
Mergers and acquisitions, divestitures and business optimization(3)	25.9	4.3	21.5	nm	29.2	6.9	22.3	nm
Other(4)	15.3	0.9	14.4	nm	14.7	4.8	9.9	nm
Total adjustments to EBITDA	57.2	16.9	40.3	nm	70.7	36.4	34.3	94.0%
Adjusted EBITDA(1)	$220.6	$186.1	$34.5	18.5%	$423.3	$357.7	$65.5	18.3%

Other metrics:
Cash provided by operating activities of continuing operations	$129.5	$106.9	$22.6	21.1%	$230.5	$172.2	$58.3	33.9%
Capital expenditures	$43.5	$32.0	$11.5	35.9%	$70.4	$58.0	$12.4	21.4%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

(1)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three months ended June 30, 2018, consisted of the following adjustments to operating income: a $1.1 million loss on the divestiture of a small business operation. For the three months ended June 30, 2018, consisted of the following adjustments to non-operating income and expense: $25.4 million of acquisition expenses; a $(0.3) million gain from a fair value remeasurement of an investment in a nonconsolidated affiliate; and a $(0.3) million offset to the loss included in operating income adjustments on the divestiture of a small business operation for the portion that is attributable to the non-controlling interest. For the six months ended June 30, 2018, consisted of the following adjustments to operating income: a $1.1 million loss on the divestiture of a small business operation. For the six months ended June 30, 2018, consisted of the following adjustments to non-operating income and expense: $27.1 million of acquisition expenses; a $1.4 million net loss from the fair value remeasurements of investments in a nonconsolidated affiliates; a $(0.3) million offset to the loss included in operating income adjustments on the divestiture of a small business operation for the portion that is attributable to the non-controlling interest; and $(0.1) million of miscellaneous.

For the three months ended June 30, 2017, consisted of the following adjustments to operating income: a $0.5 million loss on the divestitures of a small business operation; and a $(0.1) million reduction in contingent consideration expense from previous acquisitions. For the three months ended June 30, 2017, consisted of the following adjustments to non-operating income and expense: $3.9 million of acquisition expenses. For the six months ended June 30, 2017, consisted of the following adjustments to operating income: a $0.5 million loss on the divestitures of a small business operation; and a $(0.2) million reduction in contingent consideration expense from previous acquisitions. For the six months ended June 30, 2017, consisted of the following adjustments to non-operating income and expense: $6.5 million of acquisition expenses; and $0.1 million of miscellaneous.

(4)
For the three months ended June 30, 2018, consisted of the following adjustments to non-operating income and expense: $11.9 million of fees related to new financing under our senior secured credit facility; a $3.0 million loss from currency remeasurement of our foreign operations; $0.3 million of loan fees; and $0.1 million of miscellaneous. For the six months ended June 30, 2018, consisted of the following adjustments to non-operating income and expense: $11.9 million of fees related to new financing under our senior secured credit facility; a $2.3 million loss from currency remeasurement of our foreign operations; $0.7 million of loan fees; $0.5 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; and a $(0.7) million mark-to-market gain related to ineffectiveness of our interest rate hedge.

For the three months ended June 30, 2017, consisted of the following adjustments to non-operating income and expense: $0.5 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; $0.5 million of loan fees; a $0.2 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $(0.2) million of currency remeasurement of our foreign operations; and $(0.1) million of miscellaneous. For the six months ended June 30, 2017, consisted of the following adjustments to non-operating income and expense: $5.0 million of fees related to the refinancing of our senior secured credit facility; $0.9 million of fees incurred in connection with secondary offerings of shares of TransUnion common stock by certain of our stockholders; $0.8 million of loan fees; a $0.1 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $(1.6) million of currency remeasurement of our foreign operations; and $(0.4) million of miscellaneous.

Revenue
Total revenue increased $88.3 million for the three months ended June 30, 2018, compared with the same period in 2017, due to strong organic growth in all of our segments, across all platforms and nearly all markets, and revenue from new products and from our 2018 acquisitions in our USIS and International segments. Revenue for our recent acquisitions accounted for an increase in revenue of 5.5% while the impact of strengthening foreign currencies did not have a significant impact on the increase in revenue.
Total revenue increased $170.7 million for the six months ended June 30, 2018, compared with the same period in 2017, due to strong organic growth in our USIS and International segments, across all platforms and all markets, revenue from new products and from our recent acquisitions in our USIS and International segments, and from the impact of strengthening foreign currencies on the 2018 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 4.4% and the impact of strengthening foreign currencies accounted for an increase in revenue of 0.4%. Revenue by segment for the three- and six-month periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Gross revenue:
U.S. Information Services:
Online Data Services	$234.9	$190.6	$44.3	23.2%	$463.2	$373.0	$90.2	24.2%
Marketing Services	56.3	46.5	9.8	21.1%	107.9	88.5	19.4	21.9%
Decision Services	66.9	60.8	6.2	10.1%	129.4	118.6	10.8	9.1%
Total U.S. Information Services	358.2	297.9	60.3	20.2%	700.5	580.1	120.4	20.7%

International:
Developed Markets	43.2	31.0	12.3	39.6%	74.5	59.0	15.5	26.3%
Emerging Markets	63.1	56.3	6.8	12.0%	127.7	111.7	16.1	14.4%
Total International	106.3	87.3	19.1	21.8%	202.3	170.7	31.6	18.5%

Total Consumer Interactive	117.6	105.4	12.2	11.6%	235.5	210.3	25.1	12.0%

Total revenue, gross	582.1	490.6	91.5	18.7%	1,138.2	961.1	177.1	18.4%

Intersegment eliminations:
U.S. Information Services	(17.5)	(14.7)	(2.8)		(34.9)	(29.1)	(5.7)
International Developed Markets	(1.2)	(1.1)	(0.1)		(2.4)	(2.1)	(0.4)
International Emerging Markets	(0.1)	—	(0.1)		(0.1)	(0.1)	—
Consumer Interactive	(0.2)	—	(0.1)		(0.3)	—	(0.3)
Total intersegment eliminations	(19.0)	(15.8)	(3.2)		(37.8)	(31.4)	(6.4)
Total revenue, net	$563.1	$474.8	$88.3	18.6%	$1,100.5	$929.7	$170.7	18.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
USIS Segment
USIS revenue increased $60.3 million and $120.4 million for the three and six months ended June 30, 2018, compared with the same periods in 2017, due to increases in revenue from all platforms, including revenue from our 2018 acquisitions.
Online Data Services
Online Data Services revenue increased $44.3 million and $90.2 million for the three and six months ended June 30, 2018, compared with the same periods in 2017, due to an 11.6% and 9.9% increase in credit report unit volume in each respective period, an increase in revenue from our recent acquisitions, a change in the mix of customer volumes and an increase from new product initiatives.

Marketing Services
Marketing Services revenue increased $9.8 million and $19.4 million for the three and six months ended June 30, 2018, compared with the same periods in 2017, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and other batch jobs.
Decision Services
Decision Services revenue increased $6.2 million and $10.8 million for the three and six months ended June 30, 2018, compared with the same periods in 2017, due primarily to increases in the healthcare market including from our recent acquisitions.
International Segment
International revenue increased $19.1 million, or 21.8%, and $31.6 million, or 18.5%, for the three and six months ended June 30, 2018, compared with the same periods in 2017. The increase was due to higher local currency revenue in all regions due primarily to increased volumes for most products, revenue from our acquisition of Callcredit, which accounted for 8.8% and 4.5% of the increase in each respective period, and by an increase of 0.2% and 2.0% in each respective period from the impact of strengthening foreign currencies.
Developed Markets
Developed markets revenue increased $12.3 million, or 39.6%, and $15.5 million, or 26.3%, for the three and six months ended June 30, 2018, compared with the same periods in 2017, due to higher local currency revenue in all regions due primarily to increased volumes for most products, revenue from our acquisition of Callcredit, which accounted for 24.9% and 13.0% of the increase in each respective period, and an increase of 2.8% and 3.0% in each respective period from the impact of strengthening foreign currencies, primarily the Canadian dollar.
Emerging Markets
Emerging markets revenue increased $6.8 million, or 12.0%, and $16.1 million, or 14.4%, for the three and six months ended June 30, 2018, compared with the same periods in 2017, due to higher local currency revenue in all regions due primarily to increased volumes for most products, as well as a decrease of 1.2% and increase of 1.5% in each respective period from the impact of foreign currencies.
Consumer Interactive Segment
Consumer Interactive revenue increased $12.2 million and $25.1 million for the three and six months ended June 30, 2018, compared with the same periods in 2017. The increase was due to an increase in revenue from our direct channel and from our indirect channel, including incremental credit monitoring revenue due to a breach at a competitor.
Operating Expenses
Operating expenses for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of services	$189.1	$151.9	$37.3	24.5%	$371.4	$303.0	$68.4	22.6%
Selling, general and administrative	171.6	149.2	22.4	15.0%	334.9	293.8	41.0	13.9%
Depreciation and amortization	68.0	58.2	9.8	16.8%	134.6	116.3	18.3	15.7%
Total operating expenses	$428.7	$359.3	$69.5	19.3%	$840.9	$713.1	$127.7	17.9%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $37.3 million and $68.4 million for the three- and six-month periods, compared with the same periods in 2017.
The increase was due primarily to:

•	an increase in product costs resulting from the increase in revenue, primarily in our USIS segment;

•	an increase in labor costs, primarily in our USIS and International segments, as we continue to invest in key strategic growth initiatives; and

•	operating costs relating to acquisitions in our USIS segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $22.4 million and $41.0 million for the three- and six-month periods, compared with the same periods in 2017.
The increase was due primarily to:

•	an increase in labor costs, primarily in our USIS segment, as we continue to invest in key strategic growth initiatives;

•	operating costs relating to acquisitions in our USIS segment; and
•an increase in advertising costs in our Consumer Interactive segment.
Depreciation and Amortization
Depreciation and amortization increased $9.8 million and $18.3 million for the three- and six-month periods, compared with the same periods in 2017, due to recent asset purchases including assets acquired with our recent business acquisitions.
Operating Income and Operating Margins
Operating income and operating margins by segment for the three- and six-month periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Gross operating income:
U.S. Information Services	$95.7	$83.7	$12.0	14.3%	$178.6	$156.0	$22.6	14.5%
International	15.9	12.6	3.3	25.9%	30.0	21.5	8.5	39.5%
Consumer Interactive	54.4	49.7	4.7	9.5%	107.8	97.7	10.1	10.3%
Corporate	(31.6)	(30.5)	(1.1)	(3.6)%	(56.7)	(58.6)	1.9	3.3%
Total operating income	$134.4	$115.5	$18.9	16.3%	$259.6	$216.6	$43.1	19.9%

Intersegment eliminations:
U.S. Information Services	$(17.1)	$(14.3)	$(2.8)		$(34.2)	$(28.4)	$(5.8)
International	(0.9)	(0.8)	—		(1.6)	(1.6)	0.1
Consumer Interactive	17.9	15.1	2.8		35.7	30.0	5.7
Corporate	—	—	—		—	—	—
Total intersegment eliminations	$—	$—	$—		$—	$—	$—

Operating margin:
U.S. Information Services	26.7%	28.1%		(1.4)%	25.5%	26.9%		(1.4)%
International	14.9%	14.4%		0.5%	14.8%	12.6%		2.2%
Consumer Interactive	46.3%	47.2%		(0.9)%	45.8%	46.4%		(0.7)%
Total operating margin	23.9%	24.3%		(0.5)%	23.6%	23.3%		0.3%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Segment operating margins are calculated using segment gross revenue and gross operating income. Consolidated operating margin is calculated using net revenue and operating income.
Total operating income increased $18.9 million and $43.1 million for the three and six months ended June 30, 2018, compared with the same periods in 2017. The increase was due primarily to:

•	an increase in revenue in all of our segments, including revenue from recent acquisitions, partially offset by:

•	an increase in labor costs, primarily in our USIS segment, including an increase in headcount as we continue to invest in key strategic growth initiatives;

•	an increase in product costs, primarily in our USIS segment, due to the increase in revenue;

•	operating costs from our acquisitions in our USIS segment;

•	an increase in depreciation and amortization, primarily in our USIS segment; and

•	an increase in advertising expense in our Consumer Interactive segment.
Margins for the USIS segment decreased due to the increase in product costs and the integration costs of our recent acquisitions, partially offset by the increase in revenue. Margins for the International segment increased primarily due to the increase in revenue and other productivity initiatives. Margins for the Consumer Interactive segment decreased primarily due to an increase in product costs.
Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(25.9)	$(22.6)	$(3.2)	(14.3)%	$(48.5)	$(44.1)	$(4.4)	(9.9)%
Interest income	1.4	1.4	—	(0.8)%	2.1	2.7	(0.5)	(19.1)%
Earnings from equity method investments	2.9	2.0	1.0	48.8%	5.2	3.7	1.6	42.4%
Other income and expense, net:
Acquisition fees	(25.4)	(3.9)	(21.5)	nm	(27.1)	(6.5)	(20.5)	nm
Loan fees	(12.2)	(0.5)	(11.7)	nm	(12.6)	(5.7)	(6.8)	(118.9)%
Dividends from Cost Method Investments	0.7	0.7	—	7.1%	0.7	0.7	—	7.1%
Other income (expense), net	(2.9)	(0.5)	(2.4)	nm	(3.5)	0.7	(4.2)	nm
Total other income and expense, net	(39.7)	(4.2)	(35.5)	nm	(42.3)	(10.8)	(31.5)	nm
Non-operating income and expense	$(61.3)	$(23.4)	$(37.9)	nm	$(83.5)	$(48.5)	$(35.0)	(72.1)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and six months ended June 30, 2018, interest expense increased $3.2 million and $4.4 million compared with the same periods in 2017, due primarily to the impact of an increase in the average interest rate and by the impact of an increase in the outstanding principal balance. Our interest expense will be higher going forward due to the additional debt we incurred to fund our recent acquisitions.
Acquisition fees represent costs we have incurred for acquisition-related efforts. Costs increased in 2018 compared with the same periods in 2017, due primarily to our acquisitions of Callcredit, Healthcare Payment Specialists and iovation.
For the three and six months ended June 30, 2018, loan fees included $11.9 million of fees related to the additional borrowings to fund our acquisitions. For the three and six months ended June 30, 2017, loan fees included $5.0 million of refinancing fees and other net costs expensed as a result of refinancing our Senior Secured Term Loan B on January 31, 2017.
Provision for Income Taxes
We have not revised any of our 2017 provisional estimates under SAB No. 118 and ASU No 2018-05, but we are continuing to gather information and are waiting on further guidance from the IRS, the SEC and the FASB on the Tax Cuts and Jobs Act of 2017 (the “Act”). Effective January 1, 2018, the U.S. federal statutory rate was reduced from 35% to 21% as a result of the Act.
For the three months ended June 30, 2018, we reported an effective tax rate of 21.7%, which was higher than the 21% U.S. federal statutory rate due primarily to $10.3 million of tax expense related to the impact of the Act, foreign rate differential, unrecognized tax benefits, and non-deductible acquisition and other costs, partially offset by $9.8 million of excess tax benefits on stock-based compensation. For the six months ended June 30, 2018, we reported an effective tax rate of 24.7%, which was higher than the 21% U.S. federal statutory rate due primarily to $24.6 million of tax expense related to the impact of the Act, foreign rate differential, unrecognized tax benefits and non-deductible acquisition and other costs, partially offset by $18.1 million of excess tax benefits on stock-based compensation.
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
Significant Changes in Assets and Liabilities
Goodwill and other intangible assets at June 30, 2018, increased compared with December 31, 2017, due primarily to the business acquisitions we completed in the second quarter of 2018. Debt at June 30, 2018, increased compared with December 31, 2017, because we funded the acquisitions with additional debt.
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
Cash and cash equivalents totaled $192.3 million and $115.8 million at June 30, 2018, and December 31, 2017, respectively, of which $140.7 million and $84.9 million was held outside the United States. As of June 30, 2018, we had $75.0 million outstanding under the Senior Secured Revolving Line of Credit and could have borrowed up to the $225.0 million available. TransUnion also has the ability to request incremental loans on the same terms under the existing senior secured credit facility up to the greater of an additional $675.0 million and 100% of Consolidated EBITDA. Consolidated EBITDA is reduced to the extent that the senior secured net leverage ratio is above 4.25-to-1. In addition, so long as the senior secured net leverage ratio does not exceed 4.25-to-1.0, we may incur additional incremental loans, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
The balance retained in cash and cash equivalents is consistent with our short-term cash needs. We may be required to make additional principal payments on the Senior Secured Term Loans B-3 and B-4 based on excess cash flows of the prior year, as defined in the credit agreement. There were no excess cash flows for 2017 and therefore no additional payment was required in 2018. See Part I, Item 1, Note 9 “Debt,” for additional information about our debt.
During the first quarter of 2018, we repaid $30.0 million of the outstanding borrowings under the Senior Secured Revolving Line of Credit. During the second quarter of 2018, we borrowed a total of $125.0 million under the Senior Secured Revolving Line of Credit to fund an acquisition and for general corporate purposes. On June 19, 2018, we borrowed an additional $800.0 million against our Senior Secured Term Loan A and $600.0 million against a new tranche 4 of our Senior Secured Term Loan B (“Senior Secured Term Loan B-4”) to fund the acquisition of Callcredit. On June 29, 2018, we borrowed an additional $400.0 million of our Senior Secured Term Loan B-4 to fund another acquisition and to repay a portion of our Senior Secured Revolving Line of Credit. Our net incremental borrowings during the second quarter of 2018 was $20.0 million under the Senior Secured Revolving Line of Credit.
The new financing resulted in $11.8 million of fees expensed and recorded in other income and expense in the consolidated statements of income for the three and six months ended June 30, 2018, and $19.6 million of financing fees deferred on the balance sheet to be amortized into interest expense over the life of the loans.
On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. The refinancing resulted in $5.0 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in the first quarter of 2017.
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On May 9, 2018, the board of directors declared a dividend for the first quarter of 2018 of $0.075 per share to holders of record as of the close of business on May 23, 2018. The total dividend declared was $14.1 million, of which $13.8 million was paid on June 7, 2018, with the remainder due to employees who hold restricted stock units when and if those units vest.

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
We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2018	2017	Change
Cash provided by operating activities of continuing operations	$230.5	$172.2	$58.3
Cash provided by discontinued operations	—	—	—
Cash used in investing activities	(1,881.7)	(104.5)	(1,777.2)
Cash provided by (used in) financing activities	1,731.9	(108.2)	1,840.1
Effect of exchange rate changes on cash and cash equivalents	(4.2)	0.3	(4.5)
Net change in cash and cash equivalents	$76.5	$(40.2)	$116.7
Operating Activities
The increase in cash provided by operating activities of continuing operations was due primarily to the increase in operating income excluding depreciation and amortization and non-cash items.
Investing Activities
The increase in cash used in investing activities was due primarily to cash used to fund our 2018 acquisitions, and to a lesser extent a decrease in proceeds from sale of securities and increase in capital expenditures.
Financing Activities
The increase in cash provided by financing activities was due to additional borrowings to fund our 2018 acquisitions and a decrease in treasury stock purchases, partially offset by an increase in debt financing fees and dividend payments to shareholders.
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
Cash paid for capital expenditures increased $12.4 million, from $58.0 million for the six months ended June 30, 2017, to $70.4 million for the six months ended June 30, 2018.

Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A, the Senior Secured Term Loan B-3, Senior Secured Term Loan B-4, and the Senior Secured Revolving Line of Credit.
During the first quarter of 2018, we repaid $30.0 million of the outstanding borrowings under the Senior Secured Revolving Line of Credit. During the second quarter of 2018, we borrowed a total of $125.0 million under the Senior Secured Revolving Line of Credit to fund an acquisition and for general corporate purposes. On June 19, 2018, we borrowed an additional $800.0 million against our Senior Secured Term Loan A and $600.0 million against a new tranche 4 of our Senior Secured Term Loan B (“Senior Secured Term Loan B-4”) to fund the acquisition of Callcredit. On June 29, 2018, we borrowed an additional $400.0 million of our Senior Secured Term Loan B-4 to fund another acquisition and to repay a portion of our Senior Secured Revolving Line of Credit. Our net incremental borrowings during the second quarter of 2018 was $20.0 million under the Senior Secured Revolving Line of Credit.
The terms of the additional borrowings on our Senior Secured Term Loan A are the same as the terms of the other outstanding borrowings under the Senior Secured Term Loan A. Interest rates on the new Senior Secured Term Loan B-4 are based on LIBOR, unless otherwise elected, plus a margin of 2.00%. The Company is required to make principal payments on the Senior Secured Term Loan B-4 at the end of each quarter of 0.25% starting the third quarter of 2018 with the remaining balance due June 19, 2025.
Hedge
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,467.7 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income (loss). The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $3.2 million and $10.6 million, net of tax, recorded in other comprehensive income for the three and six months ended June 30, 2018, respectively. The effective portion of the change in the fair value of the caps resulted in an unrealized loss of $2.2 million and $0.1 million, net of tax, recorded in other comprehensive income for three and six months ended June 30, 2017, respectively. The ineffective portion of the change in the fair value of the caps resulted in no gain or loss recorded in other income and expense for the three months ended June 30, 2018. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.7 million recorded in other income and expense for the six months ended June 30, 2018. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.2 million and $0.1 million recorded in other income and expense for three and six months ended June 30, 2017, respectively.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest income reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2018, was $0.5 million and $0.3 million, respectively. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2017, was $1.1 million and $2.6 million, respectively. We expect to reclassify approximately $6.0 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.

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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2018, we were in compliance with all debt covenants.
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
For additional information about our debt and hedge, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 9, “Debt.”
Recent Accounting Pronouncements
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” and Note 11, “Revenue,” for information about recent accounting pronouncements and the potential impact on our consolidated financial statements.
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
Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include among others, the risks, uncertainties and factors set forth below under Item 1A, “Risk Factors,” and the following factors:

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	our ability to provide competitive services and prices;

•	our ability to retain or renew existing agreements with large or long-term customers;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to maintain our access to data sources;

•	government regulation and changes in the regulatory environment;

•	litigation or regulatory proceedings;

•	regulatory oversight of certain “critical activities;”

•	our ability to effectively manage our costs;

•	economic and political stability in the United States and international markets where we operate;

•	our ability to effectively develop and maintain strategic alliances and joint ventures;

•	our ability to timely develop new services and the market’s willingness to adopt our new services;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our ability to make acquisitions, successfully integrate the operations of acquired businesses and realize the intended benefits of such acquisitions;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•	our ability to defend our intellectual property from infringement claims by third parties;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	further consolidation in our end-customer markets;

•	the increased availability of free or inexpensive consumer information;

•	losses against which we do not insure;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	share repurchase plans; and

•	our reliance on key management personnel.
In addition to factors previously disclosed in TransUnion’s reports filed with the Securities and Exchange Commission and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the effects of pending and future legislation; risks related to disruption of management time from ongoing business operations due to our recent acquisitions; business disruption following the acquisition; macroeconomic factors beyond the TransUnion’s control; risks related to the TransUnion’s indebtedness and other consequences associated with mergers, acquisitions and divestitures and legislative and regulatory actions and reforms.
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the Securities and Exchange Commission, and in this report under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances that may arise after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. Due to our acquisition of Callcredit during the second quarter 2018, we now have exposure to British pounds sterling. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. As of June 30, 2018, our weighted-average interest rate on our variable rate debt is 4.02, compared with 3.47 at December 31, 2017. This increase is primarily due to the increase in LIBOR during the past six months, and increase in the margin on our Senior Secured Term Loan A, and the incremental borrowing under Senior Secured Term Loan B, which has a higher margin than our Senior Secured Term Loan A.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended June 30, 2018. Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2017, for a full description of our material pending legal proceedings.
The Miller and Larson cases have been consolidated in the United States District Court for the Northern District of California, and on May 1, 2018, we agreed to the terms of a settlement of all class and individual claims, pursuant to which we will pay attorneys’ fees and representative plaintiffs’ awards, which are not material, mail corrective disclosures to class members and provide them three years of single-bureau credit monitoring. On July 10, 2018, the Court granted preliminary approval of the settlement and entered a schedule for remaining proceedings. The final approval hearing is scheduled for November 28, 2018. If the settlement is not ultimately approved by the Court, we intend to continue to defend these matters vigorously.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30	886	$56.28	—	$166.6
May 1 to May 31	—	—	—	$166.6
June 1 to June 30	1,181	69.05	—	$166.6
Total	2,067	$63.58	—
Shares shown in column (a) above consist of shares that were repurchased from employees for withholding taxes on options exercised and restricted stock units vesting pursuant to the terms of the Company's equity compensation plans.
(1) On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of common stock over the next three years. On February 8, 2018, our board of directors removed the three-year time limitation. Prior to the second quarter of 2018, we had purchased approximately $133.4 million of common stock under the program and may purchase up to an additional $166.6 million. Additional repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.

ITEM 6. EXHIBITS

2.1* †
Share Purchase Agreement, dated as of April 20, 2018 by and among Vail Holdings UK Ltd., Crown Acquisition Topco Limited, Crown Holdco S.À R.L., the EBT Beneficiary Sellers named therein, the Individual Sellers named therein, the EBT Seller named therein, each additional Seller who may become a party thereto, Crown Holdco S.À R.L., solely in its capacity as the Seller Representative and TransUnion, solely for purposes of Section 11.21 (incorporated by reference to Exhibit 2.1 to TransUnion’s Current Report on Form 8-K filed April 25, 2018).

10.1**
Amendment No. 14 to Credit Agreement, dated as of May 2, 2018, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., Capital One, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto.

10.2**
Amendment No. 15 to Credit Agreement, dated as of June 19, 2018, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., RBC Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, N.A., as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto.

10.3**
Amendment No. 16 to Credit Agreement, dated as of June 29, 2018, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., RBC Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, N.A., as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto.

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
† Confidential treatment has been request for portions of this exhibit. These portions have been ommitted and submitted separately to the Securities and Exchange Commission.
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

July 24, 2018	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

July 24, 2018	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)