Form 10-Q
period 2018-09-30
TransUnion
filed 2018-10-23
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of September 30, 2018, there were 185.3 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	September 30, 2018	December 31, 2017
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$226.6	$115.8
Trade accounts receivable, net of allowance of $13.7 and $9.9	426.1	326.7
Other current assets	160.6	146.2
Current assets of discontinued operations	72.7	—
Total current assets	886.0	588.7
Property, plant and equipment, net of accumulated depreciation and amortization of $351.6 and $299.3	198.2	198.6
Goodwill, net	3,339.0	2,368.8
Other intangibles, net of accumulated amortization of $1,141.4 and $993.6	2,570.1	1,825.8
Other assets	148.0	136.6
Total assets	$7,141.3	$5,118.5
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$159.1	$131.3
Short-term debt and current portion of long-term debt	64.2	119.3
Other current liabilities	301.1	207.8
Current liabilities of discontinued operations	21.3	—
Total current liabilities	545.7	458.4
Long-term debt	4,057.6	2,345.3
Deferred taxes	529.6	419.4
Other liabilities	44.3	70.8
Total liabilities	5,177.2	3,293.9
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2018 and December 31, 2017, 189.5 million and 187.4 million shares issued at September 30, 2018 and December 31, 2017, respectively, and 185.3 million shares and 183.2 million shares outstanding as of September 30, 2018 and December 31, 2017, respectively	1.9	1.9
Additional paid-in capital	1,923.9	1,863.5
Treasury stock at cost; 4.2 million shares at September 30, 2018 and December 31, 2017, respectively	(139.5)	(138.8)
Retained earnings	275.2	137.4
Accumulated other comprehensive loss	(193.9)	(135.3)
Total TransUnion stockholders’ equity	1,867.6	1,728.7
Noncontrolling interests	96.5	95.9
Total stockholders’ equity	1,964.1	1,824.6
Total liabilities and stockholders’ equity	$7,141.3	$5,118.5

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$603.6	$498.0	$1,704.1	$1,427.7
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	207.5	169.3	579.0	472.3
Selling, general and administrative	189.8	142.2	524.6	436.0
Depreciation and amortization	84.2	59.9	218.8	176.2
Total operating expenses	481.5	371.4	1,322.3	1,084.5
Operating income	122.1	126.6	381.7	343.2
Non-operating income and (expense)
Interest expense	(44.0)	(21.7)	(92.5)	(65.8)
Interest income	1.3	1.5	3.5	4.2
Earnings from equity method investments	3.2	2.6	8.4	6.3
Other income and (expense), net	(3.2)	(4.8)	(45.6)	(15.6)
Total non-operating income and (expense)	(42.7)	(22.4)	(126.1)	(70.9)
Income from continuing operations before income taxes	79.4	104.2	255.6	272.3
Provision for income taxes	(28.6)	(32.3)	(72.1)	(68.7)
Income from continuing operations	50.8	71.9	183.5	203.6
Discontinued operations, net of tax	(1.4)	—	(1.4)	—
Net income	49.4	71.9	182.0	203.6
Less: net income attributable to the noncontrolling interests	(3.1)	(3.1)	(7.6)	(7.6)
Net income attributable to TransUnion	$46.3	$68.8	$174.4	$196.0

Income from continuing operations	$50.8	$71.9	$183.5	$203.6
Less: income from continuing operations attributable to noncontrolling interests	(3.1)	(3.1)	(7.6)	(7.6)
Income from continuing operations attributable to TransUnion	47.7	68.8	175.9	196.0
Discontinued operations, net of tax	(1.4)	—	(1.4)	—
Net income attributable to TransUnion	$46.3	$68.8	$174.4	$196.0

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.26	$0.38	$0.95	$1.08
Discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net Income attributable to TransUnion	$0.25	$0.38	$0.95	$1.08
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.25	$0.36	$0.92	$1.03
Discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net Income attributable to TransUnion	$0.24	$0.36	$0.91	$1.03
Weighted-average shares outstanding:
Basic	185.1	182.2	184.4	182.3
Diluted	191.2	189.2	190.8	189.8
As a result of displaying amounts in millions, rounding differences may exist in the table above.
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$49.4	$71.9	$182.0	$203.6
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(7.7)	1.8	(73.6)	28.2
Expense for income taxes	(0.5)	(0.2)	(0.4)	(0.6)
Foreign currency translation, net	(8.2)	1.6	(74.0)	27.6
Hedge instruments:
Net change on interest rate cap	1.5	0.8	15.6	0.7
Amortization of accumulated loss	—	0.1	—	0.3
Expense for income taxes	(0.4)	(0.4)	(3.9)	(0.4)
Hedge instruments, net	1.1	0.5	11.7	0.6
Available-for-sale debt securities:
Net unrealized loss	—	—	(0.1)	(0.2)
Benefit for income taxes	0.1	—	0.1	0.1
Available-for-sale debt securities, net	0.1	—	—	(0.1)
Total other comprehensive income (loss), net of tax	(7.0)	2.1	(62.3)	28.1
Comprehensive income	42.4	74.0	119.7	231.7
Less: comprehensive income attributable to noncontrolling interests	(2.5)	(2.0)	(3.9)	(8.8)
Comprehensive income attributable to TransUnion	$39.9	$72.0	$115.8	$222.9
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$182.0	$203.6
Add: loss from discontinued operations, net of tax	1.4	—
Income from continuing operations	183.5	203.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218.8	176.2
Loss on debt financing transactions	12.0	10.5
Amortization and (gain) loss on fair value of hedge instrument	(0.7)	0.5
Impairment of Cost Method Investment, net	1.5	—
Equity in net income of affiliates, net of dividends	(3.1)	(5.5)
Deferred taxes	(17.9)	(14.1)
Amortization of discount and deferred financing fees	3.2	2.0
Stock-based compensation	36.9	23.1
Payment of contingent obligation	(0.2)	(2.2)
Provision for losses on trade accounts receivable	6.3	3.3
Other	3.0	(2.1)
Changes in assets and liabilities:
Trade accounts receivable	(79.4)	(40.1)
Other current and long-term assets	(5.5)	(37.8)
Trade accounts payable	8.3	10.2
Other current and long-term liabilities	43.6	19.1
Cash provided by operating activities of continuing operations	410.3	346.7
Cash used in operating activities of discontinued operations	(0.9)	—
Cash provided by operating activities	409.4	346.7
Cash flows from investing activities:
Capital expenditures	(118.3)	(91.0)
Proceeds from sale of trading securities	1.8	2.5
Purchases of trading securities	(2.0)	(1.6)
Proceeds from sale of other investments	15.9	54.4
Purchases of other investments	(22.7)	(42.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(1,800.4)	(70.7)
Acquisition-related deposits	—	(1.0)
Other	(1.4)	0.3
Cash used in investing activities of continuing operations	(1,927.1)	(149.2)
Cash used in investing activities of discontinued operations	(0.1)	—
Cash used in investing activities	(1,927.2)	(149.2)
Cash flows from financing activities:
Proceeds from Senior Secured Term Loan B-4	1,000.0	—
Proceeds from Senior Secured Term Loan A-2	800.0	33.4
Proceeds from senior secured revolving line of credit	125.0	105.0
Payments of senior secured revolving line of credit	(210.0)	(105.0)
Repayments of debt	(39.3)	(25.0)
Debt financing fees	(33.8)	(12.6)
Proceeds from issuance of common stock and exercise of stock options	23.3	22.1
Dividends to shareholders	(27.7)	—
Treasury stock purchased	—	(133.5)
Distributions to noncontrolling interests	(2.8)	(3.1)
Payment of contingent obligation	—	(8.2)
Other	(0.8)	—
Cash provided by (used in) financing activities	1,633.9	(126.9)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	0.5
Net change in cash and cash equivalents	110.8	71.1
Cash and cash equivalents, beginning of period	115.8	182.2
Cash and cash equivalents, end of period	$226.6	$253.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2017	183.2	$1.9	$1,863.5	$(138.8)	$137.4	$(135.3)	$95.9	$1,824.6
Net income	—	—	—	—	174.4	—	7.6	182.0
Other comprehensive income	—	—	—	—	—	(58.6)	(3.7)	(62.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.5)	(3.5)
Noncontrolling interests of acquired businesses	—	—	—	—	—	—	0.3	0.3
Stock-based compensation	—	—	35.3	—	—	—	—	35.3
Employee share purchase plan	0.2	—	11.3	—	—	—	—	11.3
Exercise of stock options	1.9	—	13.7	—	—	—	—	13.7
Treasury stock purchased	—	—	—	(0.8)	—	—	—	(0.8)
Dividends to shareholders	—	—	—	—	(28.4)	—	—	(28.4)
Cumulative effect of adopting Topic 606, net of tax	—	—	—	—	(6.0)	—	(0.1)	(6.1)
Cumulative effect of adopting ASC 2016-16	—	—	—	—	(2.2)	—	—	(2.2)
Other	—	—	0.1	0.1	—	—	—	0.2
Balance, September 30, 2018	185.3	$1.9	$1,923.9	$(139.5)	$275.2	$(193.9)	$96.5	$1,964.1
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

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this guidance on January 1, 2018, and are required to apply it on a retrospective basis. Accordingly, we have reclassified certain payments made in 2017 in satisfaction of contingent obligations from financing activities to operating activities on our statement of cash flows. The reclassification was not material for the nine months ended September 30, 2018, and will not be material for the full year.
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
Recent Accounting Pronouncements Not Yet Adopted
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). During 2018, the FASB issued additional update improvements related to lease accounting. This series of comprehensive guidance, among other things, will require us to record the future discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-to-use” asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the final stages of assessing the impact this guidance will have on our consolidated financial statements, including quantitative and qualitative disclosures that will be required. We are also in the processes of implementing enhancements that will be utilized to support our calculations and disclosures going forward. We are on track to adopts this guidance on January 1, 2019, on a prospective basis, and plan to adopt the package of transition practical expedients available per paragraph 842-10-65-1(f).
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
On August 27, 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify the disclosure requirements in Topic 820 by removing, adding or modifying certain fair value measurement disclosures. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. While we are currently assessing the guidance, we do not expect it to impact our financial statements other than our fair value disclosures.

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
We have included Callcredit revenue of $35.9 million and an operating loss of $18.9 million since the date of acquisition as part of the International segment in the accompanying consolidated statements of income.
For the nine months ended September 30, 2018 and 2017, on a pro-forma basis assuming the transaction occurred on January 1, 2017, combined pro-forma revenue of TransUnion and Callcredit was $1,791.8 million and $1,516.5 million, respectively, and combined pro-forma net income from continuing operations was $165.8 million and $50.7 million, respectively. For nine months ended September 30, 2018, combined pro-forma net income from continuing operations was adjusted to exclude $19.1 million of acquisition-related costs and $9.4 million of financing costs expensed in 2018. For the nine months ended September 30, 2017, combined pro-forma net income from continuing operations was adjusted to include these charges, as well as $0.5 million of acquisition-related costs incurred in the fourth quarter of 2017.
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
Purchase Price Allocation
The allocation of the purchase price to the identifiable assets acquired and liabilities assumed is preliminary pending finalizing our fair value assessment, which we expect to complete within one year. The preliminary fair value of the assets acquired and liabilities assumed as of September 30, 2018, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$19.7
Property and equipment	3.2
Goodwill(1)	761.2
Identifiable intangible assets	684.8
All other assets	53.7
Assets of discontinued operations(2)	71.1
Total assets acquired	1,593.7

Existing debt	—
All other liabilities	(167.6)
Liabilities of discontinued operations(2)	(17.9)
Net assets of the acquired company	$1,408.2

(1)	For tax purposes, we estimate that none of goodwill is tax deductible.

(2)
We have categorized certain businesses of Callcredit as discontinued operations in our consolidated financial statements. The preliminary fair value of assets and liabilities of these discontinued operations include an estimate of the fair value of the identifiable intangible assets and goodwill acquired. We will revise these estimates as we finalize our analysis of these discontinued operations and purchase price allocation.

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

Identifiable Amortizable Intangible Assets
The preliminary fair values of the amortizable intangible assets acquired consisted of the following as of September 30, 2018:

(in millions)	Estimated Useful Life	Fair Value
Database and credit files	15 years	$463.0
Customer relationships	15 years	155.0
Technology and software	5 years	66.1
Trademarks	2 years	0.7
Total identifiable assets		$684.8
We estimate the preliminary weighted-average useful life of the identifiable intangible assets to be approximately 14 years, resulting in an approximate amortization of $48.9 million per year.
Acquisition Costs
As of September 30, 2018, we have incurred approximately $19.6 million of related-acquisition costs, including $0.5 million incurred in 2017. These costs include investment banker fees, legal fees, due diligence and other external costs that we have recorded in other income and expense. The Company will incur additional acquisition-related costs, including legal fees, valuation fees and other professional fees in the next several quarters that we will record in other income and expense.
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
Based on the preliminary purchase price allocations for these acquisitions, we recorded approximately $215.5 million of goodwill and $228.5 million of amortizable intangible assets in addition to what we recorded for Callcredit as discussed above. We estimate the weighted-average useful lives of the iovation and HPS amortizable intangible assets to be approximately 15 years.

3. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2018:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate caps	$25.3	$—	$25.3	$—
Trading securities	13.4	8.9	4.5	—
Available-for-sale debt securities	2.8	—	2.8	—
Total	$41.5	$8.9	$32.6	$—

Liabilities
Contingent consideration	$(0.4)	$—	$—	$(0.4)
Total	$(0.4)	$—	$—	$(0.4)
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
Level 3 instruments consist of contingent obligations related to companies we have acquired with remaining maximum payouts totaling $14.7 million. These obligations are contingent upon meeting certain quantitative or qualitative performance metrics through 2018, and are included in other current liabilities on our balance sheet. The fair values of the obligations are determined based on an income approach, using our expectations of the future expected earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three months ended September 30, 2018, there were no significant gains or losses as a result of changes to the fair value of these obligations. During the nine months ended September 30, 2018, we recorded expenses of $0.1 million as a result of changes to the fair value of these obligations.

4. Other Current Assets
Other current assets consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Prepaid expenses	$78.5	$59.0
Other receivables	27.1	16.5
Other investments	21.7	18.3
Income taxes receivable	16.8	23.7
Available-for-sale debt securities	2.8	3.3
Deferred financing fees	0.6	0.6
CFPB escrow deposit	—	13.9
Other	13.1	10.9
Total other current assets	$160.6	$146.2
The increase in prepaid expenses is due primarily to prepaid assets of the businesses we acquired in 2018. Other receivables include amounts recoverable under insurance policies for certain litigation costs. Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. Upon adoption of ASC Topic 606, we have recorded contract assets, which are not significant and are included in the “other” line above. See Note 11, “Revenue,” for a further discussion about our contract assets.
5. Other Assets
Other assets consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Investments in affiliated companies	$83.8	$79.2
Interest rate caps	25.3	9.4
Trading securities	13.4	12.7
Other investments	12.6	13.5
Deposits	3.4	14.6
Deferred financing fees	1.8	2.0
Other	7.7	5.2
Total other assets	$148.0	$136.6
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
We account for nonmarketable investments in equity securities in which we are not able to exercise significant influence, our Cost Method Investments, at our initial cost, minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. We record any dividends received from these investments as other income in non-operating income and expense.

There were no material gain or loss adjustments to our investments in affiliated companies during the three and nine months ended September 30, 2018 or 2017.
Investments in affiliated companies consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Equity method investments	$45.9	$42.8
Cost Method Investments	37.9	36.4
Total investments in affiliated companies	$83.8	$79.2
These balances are included in other assets in the consolidated balance sheets.
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Earnings from equity method investments	$3.2	$2.6	$8.4	$6.3
Dividends received from equity method investments	$0.3	$0.3	$5.3	$0.8
Dividends received from Cost Method Investments for the three months ended September 30, 2018, was $0.1 million. There were no dividends received from cost method investments for the three months ended September 30, 2017. Dividends received from cost method investments for the nine months ended September 30, 2018 and 2017, were $0.8 million and $0.7 million, respectively.
7. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Accrued payroll	$105.8	$84.6
Deferred revenue	70.1	13.2
Accrued legal and regulatory	50.0	46.3
Accrued employee benefits	34.4	34.1
Income taxes payable	20.6	8.5
Accrued interest	2.9	1.5
Contingent consideration	0.4	1.1
Other	16.9	18.5
Total other current liabilities	$301.1	$207.8
The increase in deferred revenue includes the deferred revenue of businesses acquired in 2018 and the impact of adopting ASC Topic 606. See Note 11, “Revenue,” for additional information about our deferred revenue. See Note 3, “Fair Value,” for additional information related to our contingent consideration obligations.

8. Other Liabilities
Other liabilities consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Unrecognized tax benefits	$19.3	$12.3
Retirement benefits	10.9	12.2
Deferred revenue	0.7	—
Income tax payable	5.0	25.6
Purchase consideration payable	—	12.2
Other	8.4	8.5
Total other liabilities	$44.3	$70.8
9. Debt
Debt outstanding consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Senior Secured Term Loan B-3, payable in quarterly installments through April 9, 2023, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.24% at September 30, 2018, and 3.57% at December 31, 2017), net of original issue discount and deferred financing fees of $5.2 million and $4.9 million, respectively, at September 30, 2018, and original issue discount and deferred financing fees of $6.2 million and $3.7 million, respectively, at December 31, 2017	$1,956.4	$1,971.5
Senior Secured Term Loan A-2, payable in quarterly installments through August 9, 2022, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.99% at September 30, 2018, and 3.07% at December 31, 2017), net of original issue discount and deferred financing fees of $3.0 million and $3.9 million, respectively, at September 30, 2018, and original issue discount and deferred financing fees of $1.4 million and $0.3 million, respectively, at December 31, 2017	1,173.1	395.8
Senior Secured Term Loan B-4, payable in quarterly installments through June 19, 2025, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.24% at September 30, 2018), net of original issue discount and deferred financing fees of $2.4 million and $11.1 million, respectively, at September 30, 2018	984.0	—
Senior Secured Revolving Line of Credit	—	85.0
Other notes payable	7.3	11.0
Capital lease obligations	1.0	1.3
Total debt	4,121.8	2,464.6
Less short-term debt and current portion of long-term debt	(64.2)	(119.3)
Total long-term debt	$4,057.6	$2,345.3

Excluding potential additional principal payments due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at September 30, 2018, were as follows:

(in millions)	September 30, 2018
2018	$15.2
2019	71.7
2020	93.5
2021	89.9
2022	1,044.9
Thereafter	2,837.1
Unamortized original issue discounts and deferred financing fees	(30.5)
Total debt	$4,121.8
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A-2, the Senior Secured Term Loan B-3, the Senior Secured Term Loan B-4 and the Senior Secured Revolving Line of Credit.
On May 2, 2018, we amended certain provisions of our senior secured credit facility. This amendment among other things, allowed us the option to elect between two testing dates for the calculation of ratio requirements to enter into certain transactions. This amendment resulted in $0.1 million of fees expensed and recorded in other income and expense in the consolidated statements of income for the nine months ended September 30, 2018, and $2.6 million of refinancing fees deferred on the balance sheet to be amortized into interest expense over the life of the loans.
During the first quarter of 2018, we repaid $30.0 million of the outstanding borrowings under the Senior Secured Revolving Line of Credit. During the second quarter of 2018, we borrowed a total of $125.0 million under the Senior Secured Revolving Line of Credit to fund an acquisition and for general corporate purposes. On June 19, 2018, we borrowed an additional $800.0 million against our Senior Secured Term Loan A-2 and $600.0 million against a new tranche 4 of our Senior Secured Term Loan B (“Senior Secured Term Loan B-4”) to fund the acquisition of Callcredit. On June 29, 2018, we borrowed an additional $400.0 million of our Senior Secured Term Loan B-4 to fund another acquisition and to repay a portion of our Senior Secured Revolving Line of Credit.
The new financing resulted in $0.1 million and $12.0 million of fees expensed and recorded in other income and expense in the consolidated statements of income for the three and nine months ended September 30, 2018, respectively, and $19.7 million of financing fees deferred on the balance sheet to be amortized into interest expense over the life of the loans.
During the third quarter, we repaid the $75.0 million outstanding balance on the Senior Secured Revolving Line of Credit. As of September 30, 2018, we could have borrowed up to the entire $300.0 million available.
The terms of the additional borrowings in the second quarter of 2018 on our Senior Secured Term Loan A-2 are the same as the terms of the other outstanding borrowings under the Senior Secured Term Loan A-2. Interest rates on the new Senior Secured Term Loan B-4 are based on LIBOR, unless otherwise elected, plus a margin of 2.00%. We are required to make principal payments on the Senior Secured Term Loan B-4 at the end of each quarter of 0.25% starting in the third quarter of 2018, with the remaining balance due June 19, 2025.
On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B-3. On August 9, 2017, we refinanced and amended certain provisions of our senior secured credit facility. These refinancings resulted in $5.6 million and $10.5 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income for the three and nine months ended September 30, 2017, respectively.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2018, we were in compliance with all debt covenants.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,459.8 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income (loss). The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $1.1 million and $11.7 million, net of tax, recorded in other comprehensive income for the three and nine months ended September 30, 2018, respectively. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $0.5 million and $0.4 million, net of tax, recorded in other comprehensive income for three and nine months ended September 30, 2017, respectively. The ineffective portion of the change in the fair value of the caps resulted in no gain or loss recorded in other income and expense for the three months ended September 30, 2018. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.7 million recorded in other income and expense for the nine months ended September 30, 2018. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.1 million and $0.2 million recorded in other income and expense for three and nine months ended September 30, 2017, respectively.
In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest income reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2018, was $0.8 million and $1.1 million, respectively. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2017, was $0.8 million and $3.3 million, respectively. We expect to reclassify approximately $8.3 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of September 30, 2018, the fair value of our variable-rate Senior Secured Term Loan A-2 and Senior Secured Revolving Line of Credit, excluding original issue discounts and deferred fees, approximates the carrying value. As of September 30, 2018, the fair value of our Senior Secured Term Loan B-3 and B-4, excluding original issue discounts and deferred fees, was $1,973.9 million and $1,000.0 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, and quoted market prices for the publicly traded instruments.

10. Stockholders’ Equity
Common Stock
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On May 9, 2018, the board of directors declared a dividend for the first quarter of 2018 of $0.075 per share to holders of record as of the close of business on May 23, 2018. The total dividend declared was $14.1 million, of which $13.8 million was paid on June 7, 2018, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. On August 7, 2018, the board of directors declared a dividend for the second quarter of 2018 of $0.075 per share to holders of record as of the close of business on August 22, 2018. The total dividend declared was $14.2 million, of which $13.9 million was paid on September 6, 2018, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest.
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of September 30, 2018.
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
Most of our Stand Ready Performance Obligations consist of a series of distinct goods and services that are substantially the same and have the same monthly pattern of transfer to our customers. We consider each month of service in this time series to be a distinct performance obligation and, accordingly, recognize revenue over time. For a majority of these Stand Ready Performance Obligations the total contractual price is variable because our obligation is to process an unknown quantity of transactions, as and when requested by our customers, over the contract period. We allocate the variable price to each month of service using the time-series concept and recognize revenue based on the most likely amount of consideration to which we will be entitled to, which is generally the amount we have the right to invoice. This monthly amount can be based on the actual volume of units delivered or any guaranteed minimum, if higher. Occasionally we have contracts where the amount we will be entitled to for the transactions processed is uncertain, in which case we estimate the revenue based on what we consider to be the most likely amount of consideration we will be entitled to, and true-up any estimates as facts and circumstances evolve.
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

During the nine-month period ending September 30, 2018, we recognized $18.7 million of revenue that was included in the balance of our deferred revenue at the beginning of the year as adjusted for the cumulative effect of adopting ASC Topic 606.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of September 30, 2018. Contract liabilities include current and long-term deferred revenue which are included in other current liabilities and other liabilities. The long-term portion is not significant.
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
For the three and nine months ended September 30, 2018, there were zero and less than 0.1 million anti-dilutive stock-based awards outstanding for each respective period. In addition, there were 1.1 million contingently-issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. For the three and nine months ended September 30, 2017, there were less than 0.1 million anti-dilutive stock-based awards outstanding for each respective period. In addition, there were no contingently-issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Income from continuing operations	$50.8	$71.9	$183.5	$203.6
Less: income from continuing operations attributable to noncontrolling interests	(3.1)	(3.1)	(7.6)	(7.6)
Income from continuing operations attributable to TransUnion	47.7	68.8	175.9	196.0
Discontinued operations, net of tax(1)	(1.4)	—	(1.4)	—
Net income attributable to TransUnion	$46.3	$68.8	$174.4	$196.0

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.26	$0.38	$0.95	$1.08
Discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net Income attributable to TransUnion	$0.25	$0.38	$0.95	$1.08
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.25	$0.36	$0.92	$1.03
Discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net Income attributable to TransUnion	$0.24	$0.36	$0.91	$1.03
Weighted-average shares outstanding:
Basic	185.1	182.2	184.4	182.3
Diluted	191.2	189.2	190.8	189.8

(1)	Discontinued operations for the three and nine months ended September 30, 2017 is zero.

13. Income Taxes
We are continuing to gather information and are waiting on further guidance from the IRS, the SEC and the FASB on the Tax Cuts and Jobs Act of 2017 (the “Act”). Effective January 1, 2018, the U.S. federal statutory rate was reduced from 35% to 21% as a result of the Act.
For the three months ended September 30, 2018, we reported an effective tax rate of 36.0%, which was higher than the 21% U.S. federal statutory rate due primarily to $19.5 million of tax expense related to the impact of the Act, foreign rate differential, unrecognized tax benefits, and non-deductible acquisition and other costs, partially offset by $7.6 million of excess tax benefits on stock-based compensation. Also during the quarter, we made revisions to our 2017 provisional estimates under SAB No. 118 and ASU No 2018-05. The revisions included adjustments to tax expense on the U.S. federal corporate rate reduction from 35% to 21%, the one-time mandatory repatriation tax and executive compensation. The impact of these changes to our effective rate was $5.6 million. We plan to finalize our 2017 provisional estimates during the fourth quarter 2018. For the nine months ended September 30, 2018, we reported an effective tax rate of 28.2%, which was higher than the 21% U.S. federal statutory rate due primarily to $44.1 million of tax expense related to the impact of the Act, foreign rate differential, unrecognized tax benefits and non-deductible acquisition and other costs, partially offset by $25.7 million of excess tax benefits on stock-based compensation.
For the three months ended September 30, 2017, we reported an effective tax rate of 31.0%, which was lower than the 35% U.S. federal statutory rate due primarily to $5.0 million of excess tax benefits on stock-based compensation, partially offset by an increase in state tax expense, including changes in state tax rates of $2.2 million. For the nine months ended September 30, 2017, we reported an effective tax rate of 25.2%, which was lower than the 35% U.S. federal statutory rate due primarily to the excess tax benefits on stock option exercises of $28.1 million, and the first quarter 2017 ownership structure change for certain international subsidiaries, which resulted in a decrease in income tax expense of $5.2 million, partially offset by an increase of $3.2 million in state tax expense, including changes in state tax rates.

The total amount of unrecognized tax benefits was $19.3 million as of September 30, 2018, and $12.3 million as of December 31, 2017. The amounts that would affect the effective tax rate if recognized are $12.6 million and $8.2 million, respectively. There were no significant liabilities for accrued interest for taxes or accrued tax penalties as of September 30, 2018, or December 31, 2017. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Generally, tax years 2010 and forward remain open for examination in some state and foreign jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal income tax purposes.
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
We derive our USIS segment revenue from three operating platforms: Online Data Services, Marketing Services and Decision Services. Online Data Services encompass services delivered in real-time using both credit and public record datasets. We also provide online reports that link public record datasets for qualified businesses seeking to locate consumers, specific assets or investigate relationships among consumers, businesses and locations. Collectively, the reports, characteristics and scores, with variations tailored for specific industries, form the basis of Online Data Services. We also provide online services to help businesses manage fraud and authenticate a consumer’s identity when they initiate a new business relationship. Additionally, we provide data to businesses to help them satisfy “know your customer” compliance requirements and to confirm an individual’s identity. Marketing Services help our customers develop marketing lists of prospects via direct mail, web and mobile. Our databases are used by our customers to contact individuals to extend firm offers of credit or insurance. We provide portfolio review services, which are periodic reviews of our customers’ existing accounts, to help our customers develop cross-selling offers to their existing customers and monitor and manage risk in their existing consumer portfolios. We also provide trigger services, which are daily notifications of changes to a consumer profile. Decision Services, our software-as-a-service offerings, includes a number of platforms that help businesses interpret data and predictive model results and apply their customer-specific criteria to facilitate real-time automated decisions at the time of customer interaction. Decision Services also includes advanced device identity and consumer authentication services that help businesses and consumers safely transact in a digital world. Our customers use Decision Services to evaluate business risks and opportunities, including those associated with new consumer credit and checking accounts, insurance applications, optimizing accounts receivable management and collections, patient registrations and insurance coverages, and apartment rental requests.
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
We report our International segment revenue in two categories, developed markets and emerging markets. Our developed markets are the United Kingdom, Canada, and Hong Kong. Our emerging markets are Africa, Latin America, Asia Pacific, and India.
Consumer Interactive
Consumer Interactive offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection, and resolution and financial management. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels.
Corporate
In addition, Corporate provides support services for each of the segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Gross revenue:
U.S. Information Services:
Online Data Services	$235.2	$200.2	$698.4	$573.2
Marketing Services	59.6	48.5	167.4	137.0
Decision Services	80.1	63.3	209.5	182.0
Total U.S. Information Services	374.8	312.0	1,075.3	892.1

International:
Developed Markets	63.9	33.8	138.4	92.8
Emerging Markets	64.8	61.2	192.5	172.8
Total International	128.7	94.9	330.9	265.6

Total Consumer Interactive	119.1	107.0	354.6	317.3

Total revenue, gross	622.6	513.9	1,760.8	1,475.1

Intersegment revenue eliminations:
U.S. Information Services	(17.5)	(14.6)	(52.4)	(43.8)
International Developed Markets	(1.3)	(1.3)	(3.7)	(3.4)
International Emerging Markets	—	—	(0.2)	(0.1)
Consumer Interactive	(0.2)	(0.1)	(0.5)	(0.1)
Total intersegment eliminations	(19.0)	(16.0)	(56.8)	(47.4)
Total revenue, net	$603.6	$498.0	$1,704.1	$1,427.7

Gross operating income:
U.S. Information Services	$92.6	$82.4	$271.2	$238.4
International	3.9	19.9	33.9	41.5
Consumer Interactive	56.6	46.5	164.4	144.2
Corporate	(31.1)	(22.3)	(87.8)	(80.9)
Total operating income	$122.1	$126.6	$381.7	$343.2

Intersegment operating income eliminations:
U.S. Information Services	$(17.2)	$(14.1)	$(51.3)	$(42.5)
International	(0.7)	(1.0)	(2.3)	(2.6)
Consumer Interactive	17.9	15.1	53.7	45.1
Corporate	—	—	—	—
Total intersegment eliminations	$—	$—	$—	$—
As a result of displaying amounts in millions, rounding differences may exist in the table above.

A reconciliation of operating income to income before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Operating income from segments	$122.1	$126.6	$381.7	$343.2
Non-operating income and expense	(42.7)	(22.4)	(126.1)	(70.9)
Income from continuing operations before income taxes	$79.4	$104.2	$255.6	$272.3
Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
U.S. Information Services	$0.7	$0.7	$2.1	$1.5
International	2.5	1.9	6.3	4.8
Total	$3.2	$2.6	$8.4	$6.3

15. Contingencies
Litigation
In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended September 30, 2018. Refer to Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2017, for a full description of our material pending legal proceedings.
Public Records
On September 20, 2018, the Court granted final approval of the settlement of all of the pending public records matters, other than the Walsh matter, on terms that will not have a material impact on our financial condition or results of operations. We are in active discussions regarding a settlement of the individual claims asserted in the Walsh matter, which was stayed pending final approval of the broader settlement, and expect it will also be resolved on terms that will not have a material impact on our financial condition or results of operations. If a settlement is not ultimately reached, TransUnion believes it has valid defenses to this action and will continue to defend it vigorously.

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues can be significantly influenced by general macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In the markets where we compete, we have generally seen good economic conditions and increased market stabilization over the past few years. In the United States, we continue to see a healthy, well-functioning consumer lending market driven by the exceptionally strong labor market and consumer confidence that is near an all-time high. Rising interest rates continue to impact the housing refinance market, and the overall housing market has softened primarily due to a lack of inventory, especially at the entry level. We anticipate these headwinds will be partially offset by the increased availability of home equity and subsequent borrowing. We have also seen solid demand for our marketing services, and in our Consumer Interactive segment, strong demand for our credit and identity theft solutions. We continue to see strong growth in key international markets, tempered by ongoing headwinds in Africa. Also, weakening foreign currencies resulted in a slight decline in results in both the three- and nine-month periods of 2018 compared with the prior year periods.
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
Recent Developments
During the third quarter of 2018, we repaid the remaining outstanding Senior Secured Revolving Line of Credit balance of $75.0 million.
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On May 9, 2018, the board of directors declared a dividend for the first quarter of 2018 of $0.075 per share to holders of record as of the close of business on May 23, 2018. The total dividend declared was $14.1 million, of which $13.8 million was paid on June 7, 2018, with the remainder due to employees who hold restricted stock units when and if those units vest. On August 7, 2018, the board of directors declared a dividend for the second quarter of 2018 of $0.075 per share to holder of record as of the close of business on August 22, 2018. The total dividend declared was $14.2 million, of which $13.9 million was paid on September 6, 2018, with the remainder due to employees who hold restricted stock units when and if those units vest.
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
During the second quarter of 2018, we borrowed a significant amount of additional debt against our senior secured credit facility to fund the purchase of three acquisitions as discussed in “Recent Acquisitions and Partnerships” below. During the second quarter of 2018, we borrowed a total of $125.0 million under the Senior Secured Revolving Line of Credit to fund an acquisition and for general corporate purposes. On June 19, 2018, we borrowed an additional $800.0 million against our Senior Secured Term Loan A-2 and $600.0 million against a new tranche 4 of our Senior Secured Term Loan B (“Senior Secured Term Loan B-4”) to fund the acquisition of Callcredit. On June 29, 2018, we borrowed an additional $400.0 million of our Senior Secured Term Loan B-4 to fund another acquisition and to repay a portion of our Senior Secured Revolving Line of Credit. Our net incremental borrowings during the second quarter of 2018 was $20.0 million under the Senior Secured Revolving Line of Credit.
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

•
On June 22, 2018, we increased our noncontrolling interest investment in SavvyMoney, Inc. (“SavvyMoney”). Our initial investment in SavvyMoney was on August 30, 2016. SavvyMoney is a provider of credit information services for bank and credit union users. We measure our investment in SavvyMoney at our initial cost, minus any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments in SavvyMoney, with any adjustments recorded in other income and expense. We will record any future dividends in other income and expense when received.

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
We derive our USIS segment revenue from three operating platforms: Online Data Services, Marketing Services and Decision Services. Online Data Services encompass services delivered in real-time using both credit and public record datasets. We also provide online reports that link public record datasets for qualified businesses seeking to locate consumers, specific assets or investigate relationships among consumers, businesses and locations. Collectively, the reports, characteristics and scores, with variations tailored for specific industries, form the basis of Online Data Services. We also provide online services to help businesses manage fraud and authenticate a consumer’s identity when they initiate a new business relationship. Additionally, we provide data to businesses to help them satisfy “know your customer” compliance requirements and to confirm an individual’s identity. Marketing Services help our customers develop marketing lists of prospects via direct mail, web and mobile. Our databases are used by our customers to contact individuals to extend firm offers of credit or insurance. We provide portfolio review services, which are periodic reviews of our customers’ existing accounts, to help our customers develop cross-selling offers to their existing customers and monitor and manage risk in their existing consumer portfolios. We also provide trigger services, which are daily notifications of changes to a consumer profile. Decision Services, our software-as-a-service offerings, includes a number of platforms that help businesses interpret data and predictive model results and apply their customer-specific criteria to facilitate real-time automated decisions at the time of customer interaction. Decision Services also includes advanced device identity and consumer authentication services that help businesses and consumers safely transact in a digital world. Our customers use Decision Services to evaluate business risks and opportunities, including those associated with new consumer credit and checking accounts, insurance applications, optimizing accounts receivable management and collections, patient registrations and insurance coverages, and apartment rental requests.
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
Results of Operations
Key Performance Measures
Management, including our chief operating decision maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures Adjusted Revenue and Adjusted EBITDA and the GAAP measures cash provided by operating activities of continuing operations and cash paid for capital expenditures. For the three and nine months ended September 30, 2018 and 2017, these key indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue as reported	$603.6	$498.0	$105.6	21.2%	$1,704.1	$1,427.7	$276.3	19.4%
Acquisitions revenue-related adjustment(1)	17.7	—	17.7	nm	17.7	—	17.7	nm
Adjusted Revenue	$621.3	$498.0	$123.3	24.8%	$1,721.8	$1,427.7	$294.1	20.6%

Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA(2):
Net income attributable to TransUnion	$46.3	$68.8	$(22.5)	(32.7)%	$174.4	$196.0	$(21.6)	(11.0)%
Discontinued operations	1.4	—	1.4	—%	1.4	—	1.4	—%
Net income from continuing operations attributable to TransUnion	47.7	68.8	(21.1)	(30.6)%	175.9	196.0	(20.2)	(10.3)%
Net interest expense	42.6	20.2	22.5	111.4%	89.0	61.6	27.4	44.4%
Provision (benefit) for income taxes	28.6	32.3	(3.7)	(11.5)%	72.1	68.7	3.4	5.0%
Depreciation and amortization	84.2	59.9	24.3	40.5%	218.8	176.2	42.6	24.2%
EBITDA	203.2	181.3	21.9	12.1%	555.8	502.6	53.2	10.6%
Adjustments to EBITDA:
Acquisitions revenue-related adjustment(1)	17.7	—	17.7	nm	17.7	—	17.7	nm
Stock-based compensation(3)	16.3	9.5	6.9	72.2%	43.2	34.3	9.0	26.2%
Mergers and acquisition, divestitures and business optimization(4)	6.2	(1.7)	7.8	nm	35.3	5.2	30.1	nm
Other(5)	1.5	5.0	(3.6)	(70.7)%	16.1	9.8	6.3	64.0%
Total adjustments to EBITDA	41.7	12.9	28.8	nm	112.4	49.3	63.1	127.9%
Adjusted EBITDA(2)	$244.9	$194.1	$50.7	26.1%	$668.1	$551.9	$116.3	21.1%

Other metrics:
Cash provided by operating activities of continuing operations	$179.8	$174.5	$5.3	3.0%	$410.3	$346.7	$63.6	18.3%
Capital expenditures	$47.9	$33.0	$14.9	45.2%	$118.3	$91.0	$27.3	30.0%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

(1)
This adjustment represents certain non-cash adjustments related to acquired entities, predominantly adjustments to increase revenue resulting from purchase accounting reductions to deferred revenue we record on the opening balance sheets of acquired entities. Deferred revenue results when a company receives payment in advance of fulfilling their performance obligations under contracts. Business combination accounting rules require us to record deferred revenue of acquired entities at fair value if we are obligated to perform any future services under these contracts. The fair value of this deferred revenue is determined based on the direct and indirect incremental costs of fulfilling our performance obligations under these contracts, plus a normal profit margin. Generally, this fair value calculation results in a reduction to the purchased deferred revenue balance. The above adjustment includes an estimate for the increase in revenue equal to the difference between what the acquired entities would have recorded as revenue and the lower revenue we record as a result of the reduced deferred revenue balance. This increase is partially offset by an estimated decrease to revenue for certain acquired non-core customer contracts that are not classified as discontinued operations that will expire within approximately one year. We present Adjusted Revenue as a supplemental measure of our revenue because we believe it provides meaningful information regarding our revenue and provides a basis to compare revenue between periods. In addition, our board of directors and executive management team use Adjusted Revenue as a compensation measure under our incentive compensation plan. The table above provides a reconciliation for revenue to Adjusted Revenue. The estimated adjustments to revenue are subject to change as we finalize the fair value assessments of the deferred revenue acquired with recent acquisitions and as we complete our assessment of the non-core customer contracts.

(2)
Adjusted EBITDA is defined as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017.

(3)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(4)
For the three months ended September 30, 2018, consisted of the following adjustments to operating income: $4.2 million of Callcredit integration costs; a $0.2 million loss on the divestiture of a small business operation; and a $0.1 million adjustment to contingent consideration expense from previous acquisitions. For the three months ended September 30, 2018, consisted of the following adjustments to non-operating income and expense: $1.7 million of acquisition expenses; a $0.2 million loss from a fair value remeasurement of an investment in a nonconsolidated affiliate; a $(0.1) million offset to the loss included in operating income adjustments on the divestiture of a small business operation for the portion that is attributable to the non-controlling interest; and $(0.1) million of miscellaneous. For the nine months ended September 30, 2018, consisted of the following adjustments to operating income: $4.2 million of Callcredit integration costs and a $1.2 million loss on the divestiture of a small business operation; and a $0.1 million adjustment to contingent consideration expense from previous acquisitions. For the nine months ended September 30, 2018, consisted of the following adjustments to non-operating income and expense: $28.7 million of acquisition expenses; a $1.5 million net loss from the fair value remeasurements of investments in nonconsolidated affiliates; and a $(0.4) million offset to the loss included in operating income adjustments on the divestiture of a small business operation for the portion that is attributable to the non-controlling interest.

For the three months ended September 30, 2017, consisted of the following adjustments to operating income: a $0.4 million adjustment to contingent consideration expense from previous acquisitions. For the three months ended September 30, 2017, consisted of the following adjustments to non-operating income and expense: a $(2.0) million net reduction in acquisition expenses resulting from a reimbursement of certain acquisition costs recorded in prior periods partially offset by other acquisition costs; and $(0.1) million of miscellaneous. For the nine months ended September 30, 2017, consisted of the following adjustments to operating income: a $0.5 million loss on the divestiture of a small business operation; and a $0.2 million adjustment to contingent consideration expense from previous acquisitions. For the nine months ended September 30, 2017, consisted of the following adjustments to non-operating income and expense: $4.5 million of acquisition expenses.

(5)
For the three months ended September 30, 2018, consisted of the following adjustments to non-operating income and expense: a $1.0 million loss from currency remeasurement of our foreign operations; $0.5 million of loan fees; $0.1 million of fees related to new financing under our senior secured credit facility; and $(0.1) million of miscellaneous. For the nine months ended September 30, 2018, consisted of the following adjustments to non-operating income and expense: $12.0 million of fees related to new financing under our senior secured credit facility; a $3.3 million loss from currency remeasurement of our foreign operations; $1.1 million of loan fees; $0.5 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; a $(0.7) million mark-to-market gain related to ineffectiveness of our interest rate hedge; and $(0.1) million of miscellaneous.
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

Revenue
Total revenue increased $105.6 million for the three months ended September 30, 2018, compared with the same period in 2017, due to strong organic growth in all of our segments, across all platforms and nearly all markets, revenue from our recent acquisitions in our USIS and International segments, and revenue from new products, partially offset by the impact of weakening foreign currencies on the 2018 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 11.2% while the impact of weakening foreign currencies accounted for a decrease in revenue of 1.2%.
Total revenue increased $276.3 million for the nine months ended September 30, 2018, compared with the same period in 2017, due to strong organic growth in our all of our segments, across all platforms and nearly all markets, revenue from our recent acquisitions in our USIS and International segments, and revenue from new products, partially offset by the impact of weakening foreign currencies on the 2018 revenue of our International segment. Revenue for our recent acquisitions accounted for an increase in revenue of 6.8% and the impact of weakening foreign currencies accounted for a decrease in revenue of 0.2%. Revenue by segment for the three- and nine-month periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Gross revenue:
U.S. Information Services:
Online Data Services	$235.2	$200.2	$35.0	17.5%	$698.4	$573.2	$125.2	21.8%
Marketing Services	59.6	48.5	11.1	22.8%	167.4	137.0	30.4	22.2%
Decision Services	80.1	63.3	16.7	26.4%	209.5	182.0	27.5	15.1%
Total U.S. Information Services	374.8	312.0	62.8	20.1%	1,075.3	892.1	183.1	20.5%

International:
Developed Markets	63.9	33.8	30.1	89.1%	138.4	92.8	45.6	49.2%
Emerging Markets	64.8	61.2	3.7	6.0%	192.5	172.8	19.7	11.4%
Total International	128.7	94.9	33.8	35.6%	330.9	265.6	65.4	24.6%

Total Consumer Interactive	119.1	107.0	12.1	11.3%	354.6	317.3	37.2	11.7%

Total revenue, gross	622.6	513.9	108.6	21.1%	1,760.8	1,475.1	285.7	19.4%

Intersegment eliminations:
U.S. Information Services	(17.5)	(14.6)	(2.9)		(52.4)	(43.8)	(8.6)
International Developed Markets	(1.3)	(1.3)	0.1		(3.7)	(3.4)	(0.3)
International Emerging Markets	—	—	—		(0.2)	(0.1)	—
Consumer Interactive	(0.2)	(0.1)	(0.1)		(0.5)	(0.1)	(0.4)
Total intersegment eliminations	(19.0)	(16.0)	(3.0)		(56.8)	(47.4)	(9.4)
Total revenue, net	$603.6	$498.0	$105.6	21.2%	$1,704.1	$1,427.7	$276.3	19.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
USIS Segment
USIS revenue increased $62.8 million and $183.1 million for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due to increases in revenue from all platforms, including revenue from our recent acquisitions. Revenue from recent acquisitions accounted for an increase in revenue of 8.8% and 6.8% in each respective period.

Online Data Services
Online Data Services revenue increased $35.0 million and $125.2 million for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due to an 11.7% and 10.5% increase in credit report unit volume in each respective period, an increase in revenue of 6.5% and 7.9% from our recent acquisitions in each respective period, a change in the mix of customer volumes and an increase from new product initiatives.
Marketing Services
Marketing Services revenue increased $11.1 million and $30.4 million for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due primarily to an organic increase in custom data sets and archive information driven by an increase in demand for our new solutions and other batch jobs.
Decision Services
Decision Services revenue increased $16.7 million and $27.5 million for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due primarily to an increase in revenue of 23.0% and 8.6% from our recent acquisitions in each respective period.
International Segment
International revenue increased $33.8 million, or 35.6%, and $65.4 million, or 24.6%, for the three and nine months ended September 30, 2018, compared with the same periods in 2017. The increase was due to revenue from our acquisition of Callcredit, which accounted for 29.7% and 13.5% of the increase in each respective period, and higher local currency revenue in most regions due primarily to increased volumes for most products, partially offset by a decrease of 6.2% and 0.9% in each respective period from the impact of weakening foreign currencies.
Developed Markets
Developed markets revenue increased $30.1 million, or 89.1%, and $45.6 million, or 49.2%, for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due to revenue from our acquisition of Callcredit, which accounted for 83.6% and 38.7% of the increase in each respective period, and higher local currency revenue in all regions due primarily to increased volumes for most products, partially offset by a decrease of 3.1% and an increase of 0.7% in each respective period from the impact of foreign currencies, primarily the Canadian dollar.
Emerging Markets
Emerging markets revenue increased $3.7 million, or 6.0%, and $19.7 million, or 11.4%, for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due to higher local currency revenue in most regions due primarily to increased volumes for most products. Revenue decreased 7.8% and 1.8% in each respective period from the impact of weakening foreign currencies, primarily the African rand, Brazilian real and Indian rupee.
Consumer Interactive Segment
Consumer Interactive revenue increased $12.1 million and $37.2 million for the three and nine months ended September 30, 2018, compared with the same periods in 2017. The increase was due to an increase in revenue from our direct channel and from our indirect channel, which includes incremental credit monitoring revenue due to a breach at a competitor.
Operating Expenses
Operating expenses for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of services	$207.5	$169.3	$38.2	22.6%	$579.0	$472.3	$106.6	22.6%
Selling, general and administrative	189.8	142.2	47.6	33.5%	524.6	436.0	88.6	20.3%
Depreciation and amortization	84.2	59.9	24.3	40.5%	218.8	176.2	42.6	24.2%
Total operating expenses	$481.5	$371.4	$110.1	29.7%	$1,322.3	$1,084.5	$237.8	21.9%
As a result of displaying amounts in millions, rounding differences may exist in the table above.

Cost of Services
Cost of services increased $38.2 million and $106.6 million for the three- and nine-month periods, compared with the same periods in 2017.
The increase was due primarily to:

•	operating and integration-related costs relating to the business acquisitions in our USIS and International segments;

•	an increase in labor costs, primarily in our USIS and International segments, as we continue to invest in key strategic growth initiatives; and

•	an increase in product costs resulting from the increase in revenue, primarily in our USIS and Consumer Interactive segments.
Selling, General and Administrative
Selling, general and administrative expenses increased $47.6 million and $88.6 million for the three- and nine-month periods, compared with the same periods in 2017.
The increase was due primarily to:

•	operating and integration-related costs relating to the business acquisitions in our USIS and International segments; and

•	an increase in labor costs, primarily in our USIS segment and in Corporate, as we continue to invest in key strategic growth initiatives.
Depreciation and Amortization
Depreciation and amortization increased $24.3 million and $42.6 million for the three- and nine-month periods, compared with the same periods in 2017, due to recent fixed assets and intangible assets acquired with our recent USIS and International segment business acquisitions.
Operating Income and Operating Margins
Operating income and operating margins by segment for the three- and nine-month periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Gross operating income:
U.S. Information Services	$92.6	$82.4	$10.2	12.4%	$271.2	$238.4	$32.8	13.8%
International	3.9	19.9	(16.0)	(80.4)%	33.9	41.5	(7.5)	(18.2)%
Consumer Interactive	56.6	46.5	10.1	21.7%	164.4	144.2	20.2	14.0%
Corporate	(31.1)	(22.3)	(8.8)	(39.5)%	(87.8)	(80.9)	(6.9)	(8.5)%
Total operating income	$122.1	$126.6	$(4.5)	(3.6)%	$381.7	$343.2	$38.5	11.2%

Intersegment eliminations:
U.S. Information Services	$(17.2)	$(14.1)	$(3.0)		$(51.3)	$(42.5)	$(8.8)
International	(0.7)	(1.0)	0.2		(2.3)	(2.6)	0.3
Consumer Interactive	17.9	15.1	2.8		53.7	45.1	8.5
Corporate	—	—	—		—	—	—
Total intersegment eliminations	$—	$—	$—		$—	$—	$—

Operating margin:
U.S. Information Services	24.7%	26.4%		(1.7)%	25.2%	26.7%		(1.5)%
International	3.0%	21.0%		(18.0)%	10.2%	15.6%		(5.4)%
Consumer Interactive	47.5%	43.5%		4.1%	46.4%	45.4%		0.9%
Total operating margin	20.2%	25.4%		(5.2)%	22.4%	24.0%		(1.6)%
As a result of displaying amounts in millions, rounding differences may exist in the table above.

Segment operating margins are calculated using segment gross revenue and gross operating income. Consolidated operating margin is calculated using net revenue and operating income.
Total operating income decreased $4.5 million and increased $38.5 million for the three and nine months ended September 30, 2018, compared with the same periods in 2017. These changes were due primarily to:

•	an increase in revenue in all of our segments, including revenue from our recent business acquisitions, partially offset by:

•	operating costs relating to the recent business acquisitions in our USIS and International segments, including depreciation and amortization costs and integration-related costs for these entities;

•	an increase in labor costs, primarily in our USIS and International segments and in Corporate, including an increase in headcount as we continue to invest in key strategic growth initiatives; and

•	an increase in product costs, primarily in our USIS and Consumer Interactive segments, due to the increase in revenue.
Margins for the USIS segment decreased due to the depreciation and amortization and integration-related costs of our recent business acquisitions, partially offset by the increase in revenue. Margins for the International segment decreased due to the depreciation and amortization and integration-related costs of our recent business acquisitions. Margins for the Consumer Interactive segment increased due to the increase in revenue.
Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(44.0)	$(21.7)	$(22.3)	(102.8)%	$(92.5)	$(65.8)	$(26.7)	(40.5)%
Interest income	1.3	1.5	(0.2)	(10.9)%	3.5	4.2	(0.7)	(16.1)%
Earnings from equity method investments	3.2	2.6	0.6	21.6%	8.4	6.3	2.1	33.7%
Other income and expense, net:
Acquisition fees	(1.7)	2.0	(3.7)	nm	(28.7)	(4.5)	(24.2)	nm
Loan fees	(0.5)	(5.9)	5.3	89.8%	(13.1)	(11.6)	(1.5)	(12.8)%
Dividends from Cost Method Investments	0.1	—	0.1	nm	0.8	0.7	0.1	18.3%
Other income (expense), net	(1.1)	(1.0)	(0.1)	(10.0)%	(4.5)	(0.1)	(4.5)	nm
Total other income and expense, net	(3.2)	(4.8)	1.5	31.3%	(45.6)	(15.6)	(30.0)	nm
Non-operating income and expense	$(42.7)	$(22.4)	$(20.3)	(90.6)%	$(126.1)	$(70.9)	$(55.2)	(77.8)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and nine months ended September 30, 2018, interest expense increased $22.3 million and $26.7 million compared with the same periods in 2017, due primarily to the impact of the increase in our average outstanding principal balance as a result of funding our business acquisitions and an increase in the average interest rate. Our interest expense will continue to be higher going forward due to the additional debt we incurred to fund our recent business acquisitions, and could be impacted by changes in our variable interest rates.
Acquisition fees represent costs we have incurred for acquisition-related efforts. Costs increased for the nine months ended September 30, 2018, compared with the same period in 2017, due primarily to our acquisitions of Callcredit, Healthcare Payment Specialists and iovation during the second quarter of 2018.
For the nine months ended September 30, 2018, loan fees included $12.0 million of fees related to the additional debt we incurred to fund our recent business acquisitions. For the three and nine months ended September 30, 2017, loan fees included $5.6 million and $10.5 million, respectively, of refinancing fees and other net costs expensed as a result of refinancing our Senior Secured Term Loan B on January 31, 2017.

Provision for Income Taxes
We are continuing to gather information and are waiting on further guidance from the IRS, the SEC and the FASB on the Tax Cuts and Jobs Act of 2017 (the “Act”). Effective January 1, 2018, the U.S. federal statutory rate was reduced from 35% to 21% as a result of the Act.
For the three months ended September 30, 2018, we reported an effective tax rate of 36.0%, which was higher than the 21% U.S. federal statutory rate due primarily to $19.5 million of tax expense related to the impact of the Act, foreign rate differential, unrecognized tax benefits, and non-deductible acquisition and other costs, partially offset by $7.6 million of excess tax benefits on stock-based compensation. Also during the quarter, we made revisions to our 2017 provisional estimates under SAB No. 118 and ASU No 2018-05. The revisions included adjustments to tax expense on the U.S. federal corporate rate reduction from 35% to 21%, the one-time mandatory repatriation tax and executive compensation. The impact of these changes to our effective rate was $5.6 million. We plan to finalize our 2017 provisional estimates during the fourth quarter 2018. For the nine months ended September 30, 2018, we reported an effective tax rate of 28.2%, which was higher than the 21% U.S. federal statutory rate due primarily to $44.1 million of tax expense related to the impact of the Act, foreign rate differential, unrecognized tax benefits and non-deductible acquisition and other costs, partially offset by $25.7 million of excess tax benefits on stock-based compensation.
For the three months ended September 30, 2017, we reported an effective tax rate of 31.0%, which was lower than the 35% U.S. federal statutory rate due primarily to $5.0 million of excess tax benefits on stock-based compensation, partially offset by an increase in state tax expense, including changes in state tax rates of $2.2 million. For the nine months ended September 30, 2017, we reported an effective tax rate of 25.2%, which was lower than the 35% U.S. federal statutory rate due primarily to the excess tax benefits on stock option exercises of $28.1 million, and the first quarter 2017 ownership structure change for certain international subsidiaries, which resulted in a decrease in income tax expense of $5.2 million, partially offset by an increase of $3.2 million in state tax expense, including changes in state tax rates.
Significant Changes in Assets and Liabilities
Goodwill and other intangible assets at September 30, 2018, increased compared with December 31, 2017, due primarily to the business acquisitions we completed in the second quarter of 2018. Debt at September 30, 2018, increased compared with December 31, 2017, because we funded the business acquisitions with additional debt.
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
Cash and cash equivalents totaled $226.6 million and $115.8 million at September 30, 2018, and December 31, 2017, respectively, of which $141.5 million and $84.9 million was held outside the United States in each respective period. As of September 30, 2018, we had no outstanding balance under the Senior Secured Revolving Line of Credit and could have borrowed up to the $300.0 million available. TransUnion also has the ability to request incremental loans on the same terms under the existing senior secured credit facility up to the greater of an additional $675.0 million and 100% of Consolidated EBITDA. Consolidated EBITDA is reduced to the extent that the senior secured net leverage ratio is above 4.25-to-1. In addition, so long as the senior secured net leverage ratio does not exceed 4.25-to-1.0, we may incur additional incremental loans, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
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
On October 15, 2018, we acquired 100% of the equity of Rubixis, Inc. (“Rubixis”). Rubixis helps healthcare providers maximize reimbursement from insurance payers, with specialized expertise in the management of claim denials and underpayments, two significant pain points for healthcare providers. The purchase price, which is not material, was funded with cash on hand.

During the third quarter of 2018, we repaid the remaining $75.0 million balance outstanding under the Senior Secured Revolving Line of Credit. During the second quarter of 2018, we borrowed a total of $125.0 million under the Senior Secured Revolving Line of Credit to fund an acquisition and for general corporate purposes. On May 2, 2018, we amended certain provisions of our senior secured credit facility. On June 19, 2018, we borrowed an additional $800.0 million against our Senior Secured Term Loan A-2 and $600.0 million against a new tranche 4 of our Senior Secured Term Loan B (“Senior Secured Term Loan B-4”) to fund the acquisition of Callcredit. On June 29, 2018, we borrowed an additional $400.0 million of our Senior Secured Term Loan B-4 to fund another acquisition and to repay a portion of our Senior Secured Revolving Line of Credit. Our net incremental borrowings during the second quarter of 2018 was $20.0 million under the Senior Secured Revolving Line of Credit. During the first quarter of 2018, we repaid $30.0 million of the outstanding borrowings under the Senior Secured Revolving Line of Credit.
The new financing resulted in $0.1 million and $12.0 million of fees expensed and recorded in other income and expense in the consolidated statements of income for the three and nine months ended September 30, 2018, and $22.3 million of financing fees deferred on the balance sheet to be amortized into interest expense over the life of the loans.
On January 31, 2017, we refinanced and amended certain provisions of our Senior Secured Term Loan B. On August 9, 2017, we refinanced and amended certain provisions of our senior secured credit facility. These refinancings resulted in $10.5 million of refinancing fees and other net costs expensed and recorded in other income and expense in the consolidated statements of income in 2017.
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On May 9, 2018, the board of directors declared a dividend for the first quarter of 2018 of $0.075 per share to holders of record as of the close of business on May 23, 2018. The total dividend declared was $14.1 million, of which $13.8 million was paid on June 7, 2018, with the remainder due to employees who hold restricted stock units when and if those units vest. On August 7, 2018, the board of directors declared a dividend for the second quarter of 2018 of $0.075 per share to holder of record as of the close of business on August 22, 2018. The total dividend declared was $14.2 million, of which $13.9 million was paid on September 6, 2018, with the remainder due to employees who hold restricted stock units when and if those units vest.
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
Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2018	2017	Change
Cash provided by operating activities of continuing operations	$410.3	$346.7	$63.6
Cash used in investing activities of continuing operations	(1,927.1)	(149.2)	(1,777.9)
Cash provided by (used in) financing activities	1,633.9	(126.9)	1,760.8
Cash used in discontinued operations	(1.0)	—	(1.0)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	0.5	(5.8)
Net change in cash and cash equivalents	$110.8	$71.1	$39.7

Operating Activities
The increase in cash provided by operating activities of continuing operations was due primarily to the increase in operating income excluding depreciation and amortization, partially offset by the increase in interest expense resulting from the increase in outstanding debt.
Investing Activities
The increase in cash used in investing activities was due primarily to the increase in cash used to fund our acquisitions.
Financing Activities
The increase in cash provided by financing activities was due primarily to cash borrowed to fund our acquisitions and a decrease in treasury stock repurchased, partially offset by dividends paid in 2018.
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
Cash paid for capital expenditures increased $27.3 million, from $91.0 million for the nine months ended September 30, 2017, to $118.3 million for the nine months ended September 30, 2018.
Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A-2, the Senior Secured Term Loan B-3, Senior Secured Term Loan B-4, and the Senior Secured Revolving Line of Credit.
During the second quarter of 2018, we borrowed additional funds under our Senior Secured Term Loan A-2 and B-4 to fund the purchase of Callcredit, iovation and HPS.
The terms of the additional borrowings on our Senior Secured Term Loan A-2 are the same as the terms of the other outstanding borrowings under the Senior Secured Term Loan A-2. Interest rates on the new Senior Secured Term Loan B-4 are based on LIBOR, unless otherwise elected, plus a margin of 2.00%. The Company is required to make principal payments on the Senior Secured Term Loan B-4 at the end of each quarter of 0.25% starting the third quarter of 2018 with the remaining balance due June 19, 2025.
Hedge
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,459.8 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
The interest rate caps are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of the interest rate cap agreements is recorded in other comprehensive income (loss). The ineffective portion of changes in the fair value of the caps, which is due to, and will continue to result from, the cost of financing the cap premium, is recorded in other income and expense. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $1.1 million and $11.7 million, net of tax, recorded in other comprehensive income for the three and nine months ended September 30, 2018, respectively. The effective portion of the change in the fair value of the caps resulted in an unrealized gain of $0.5 million and $0.4 million, net of tax, recorded in other comprehensive income for three and nine months ended September 30, 2017, respectively. The ineffective portion of the change in the fair value of the caps resulted in no gain or loss recorded in other income and expense for the three months ended September 30, 2018. The ineffective portion of the change in the fair value of the caps resulted in a gain of $0.7 million recorded in other income and expense for the nine months ended September 30, 2018. The ineffective portion of the change in the fair value of the caps resulted in a loss of $0.1 million and $0.2 million recorded in other income and expense for three and nine months ended September 30, 2017, respectively.

In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Based on how the fair value of interest rate caps are determined, the earlier interest periods have lower fair values at inception than the later interest periods, resulting in less interest expense being recognized in the earlier periods compared with the later periods. Any payments we receive to the extent LIBOR exceeds 0.75% is also reclassified from other comprehensive income to interest expense in the period received. Interest income reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2018, was $0.8 million and $1.1 million, respectively. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2017, was $0.8 million and $3.3 million, respectively. We expect to reclassify approximately $8.3 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2018, we were in compliance with all debt covenants.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. Due to our acquisition of Callcredit during the second quarter 2018, we now have exposure to British pounds sterling. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. As of September 30, 2018, our weighted-average interest rate on our variable rate debt is 4.17%, compared with 3.47% at December 31, 2017. This increase is primarily due to the increase in LIBOR during the past nine months, and increase in the margin on our Senior Secured Term Loan A-2, and the borrowing under Senior Secured Term Loan B-4, which has a higher margin than our Senior Secured Term Loan A-2.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the three months ended September 30, 2018. Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2017, Part II, Item 1, “Legal Proceedings,” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, and Part II, Item 1, “Legal Proceedings,” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, for a full description of our material pending legal proceedings.
Public Records
On September 20, 2018, the Court granted final approval of the settlement of all of the pending public records matters, other than the Walsh matter, on terms that will not have a material impact on our financial condition or results of operations. We are in active discussions regarding a settlement of the individual claims asserted in the Walsh matter, which was stayed pending final approval of the broader settlement, and expect it will also be resolved on terms that will not have a material impact on our financial condition or results of operations. If a settlement is not ultimately reached, TransUnion believes it has valid defenses to this action and will continue to defend it vigorously.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	903	$71.90	—	$166.6
August 1 to August 31	2,974	72.00	—	$166.6
September 1 to September 30	—	—	—	$166.6
Total	3,877	$71.98	—
Shares shown in column (a) above consist of shares that were repurchased from employees for withholding taxes on options exercised and restricted stock units vesting pursuant to the terms of the Company's equity compensation plans and net settled.
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

TransUnion

October 23, 2018	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

October 23, 2018	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)