Form 10-Q
period 2019-03-31
TransUnion
filed 2019-04-23
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of March 31, 2019, there were 187.3 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$200.9	$187.4
Trade accounts receivable, net of allowance of $14.1 and $13.5	470.0	456.8
Other current assets	166.5	136.5
Current assets of discontinued operations	55.8	60.8
Total current assets	893.2	841.5
Property, plant and equipment, net of accumulated depreciation and amortization of $388.0 and $366.2	214.5	220.3
Goodwill	3,354.1	3,293.6
Other intangibles, net of accumulated amortization of $1,280.5 and $1,206.7	2,512.8	2,548.1
Other assets	201.2	136.3
Total assets	$7,175.8	$7,039.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$171.8	$169.9
Short-term debt and current portion of long-term debt	79.0	71.7
Other current liabilities	274.2	284.1
Current liabilities of discontinued operations	20.9	22.8
Total current liabilities	545.9	548.5
Long-term debt	3,951.8	3,976.4
Deferred taxes	479.6	478.0
Other liabilities	121.6	54.7
Total liabilities	5,098.9	5,057.6
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2019 and December 31, 2018, 192.2 million and 190.0 million shares issued at March 31, 2019 and December 31, 2018, respectively, and 187.3 million shares and 185.7 million shares outstanding as of March 31, 2019 and December 31, 2018, respectively	1.9	1.9
Additional paid-in capital	1,967.6	1,947.3
Treasury stock at cost; 4.8 million and 4.2 million shares at March 31, 2019 and December 31, 2018, respectively	(177.0)	(139.9)
Retained earnings	418.8	363.1
Accumulated other comprehensive loss	(229.4)	(282.7)
Total TransUnion stockholders’ equity	1,981.9	1,889.7
Noncontrolling interests	95.0	92.5
Total stockholders’ equity	2,076.9	1,982.2
Total liabilities and stockholders’ equity	$7,175.8	$7,039.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$619.3	$537.4
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	208.1	182.3
Selling, general and administrative	195.7	163.3
Depreciation and amortization	93.5	66.6
Total operating expenses	497.2	412.2
Operating income	122.1	125.2
Non-operating income and (expense)
Interest expense	(45.0)	(22.6)
Interest income	1.5	0.8
Earnings from equity method investments	3.8	2.3
Other income and (expense), net	(6.8)	(2.7)
Total non-operating income and (expense)	(46.5)	(22.2)
Income from continuing operations before income taxes	75.5	103.0
Provision for income taxes	(0.6)	(27.6)
Income from continuing operations	74.9	75.4
Discontinued operations, net of tax	(1.6)	—
Net income	73.4	75.4
Less: net income attributable to the noncontrolling interests	(2.4)	(2.3)
Net income attributable to TransUnion	$70.9	$73.1

Income from continuing operations	$74.9	$75.4
Less: income from continuing operations attributable to noncontrolling interests	(2.4)	(2.3)
Income from continuing operations attributable to TransUnion	72.5	73.1
Discontinued operations, net of tax	(1.6)	—
Net income attributable to TransUnion	$70.9	$73.1

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.39	$0.40
Discontinued operations, net of tax	(0.01)	—
Net Income attributable to TransUnion	$0.38	$0.40
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.38	$0.38
Discontinued operations, net of tax	(0.01)	—
Net Income attributable to TransUnion	$0.37	$0.38
Weighted-average shares outstanding:
Basic	186.6	183.7
Diluted	191.0	190.1
As a result of displaying amounts in millions, rounding differences may exist in the table above.
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$73.4	$75.4
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	66.3	15.0
Expense for income taxes	(0.2)	(0.6)
Foreign currency translation, net	66.1	14.4
Hedge instruments:
Net change on interest rate cap	(4.6)	9.9
Net change on interest rate swap	(13.8)	—
Cumulative effect of adopting ASU 2017-12	1.0	—
Benefit (expense) for income taxes	4.6	(2.5)
Hedge instruments, net	(12.8)	7.4
Available-for-sale debt securities:
Net unrealized loss	—	—
Benefit for income taxes	—	—
Available-for-sale debt securities, net	—	—
Total other comprehensive income (loss), net of tax	53.3	21.8
Comprehensive income	126.7	97.2
Less: comprehensive income attributable to noncontrolling interests	(2.5)	(2.4)
Comprehensive income attributable to TransUnion	$124.2	$94.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$73.4	$75.4
Add: loss from discontinued operations, net of tax	1.6	—
Income from continuing operations	74.9	75.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.5	66.6
Amortization and (gain) loss on fair value of hedge instrument	—	(0.7)
Impairment of Cost Method Investment, net	5.3	1.6
Equity in net income of affiliates, net of dividends	(3.3)	(1.6)
Deferred taxes	(0.2)	0.2
Amortization of discount and deferred financing fees	1.6	0.7
Stock-based compensation	9.9	9.5
Payment of contingent obligation	(0.4)	—
Provision for losses on trade accounts receivable	1.8	1.8
Other	0.1	(0.2)
Changes in assets and liabilities:
Trade accounts receivable	(11.4)	(18.6)
Other current and long-term assets	(16.1)	(2.2)
Trade accounts payable	—	(3.7)
Other current and long-term liabilities	(29.5)	(27.8)
Cash provided by operating activities of continuing operations	126.2	101.0
Cash used in operating activities of discontinued operations	(2.4)	—
Cash provided by operating activities	123.8	101.0
Cash flows from investing activities:
Capital expenditures	(41.9)	(26.9)
Proceeds from sale of trading securities	3.3	1.8
Purchases of trading securities	(1.5)	(1.5)
Proceeds from sale of other investments	6.8	3.4
Purchases of other investments	(14.4)	(7.2)
Other	(3.2)	(0.1)
Cash used in investing activities of continuing operations	(50.9)	(30.5)
Cash used in investing activities of discontinued operations	—	—
Cash used in investing activities	(50.9)	(30.5)
Cash flows from financing activities:
Payments of senior secured revolving line of credit	—	(30.0)
Repayments of debt	(18.8)	(11.5)
Proceeds from issuance of common stock and exercise of stock options	10.1	9.4
Dividends to shareholders	(14.4)	—
Employee taxes paid on restricted stock units recorded as treasury stock	(36.8)	(0.4)
Cash used in financing activities	(59.9)	(32.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.5
Net change in cash and cash equivalents	13.5	38.5
Cash and cash equivalents, beginning of period	187.4	115.8
Cash and cash equivalents, end of period	$200.9	$154.3
As a result of displaying amounts in millions, rounding differences may exist in the table above.

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2017	183.2	$1.9	$1,863.5	$(138.8)	$137.4	$(135.3)	$95.9	$1,824.6
Net income	—	—	—	—	73.1	—	2.3	75.4
Other comprehensive income	—	—	—	—	—	21.7	0.1	21.8
Stock-based compensation	—	—	8.9	—	—	—	—	8.9
Employee share purchase plan	0.1	—	4.8	—	—	—	—	4.8
Exercise of stock options	0.7	—	5.3	—	—	—	—	5.3
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Cumulative effect of adopting Topic 606, net of tax	—	—	—	—	(6.0)	—	(0.1)	(6.1)
Cumulative effect of adopting ASC 2016-16	—	—	—	—	(2.2)	—	—	(2.2)
Balance, March 31, 2018	184.0	$1.9	$1,882.5	$(139.2)	$202.3	$(113.6)	$98.2	$1,932.1

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2018	185.7	$1.9	$1,947.3	$(139.9)	$363.1	$(282.7)	$92.5	$1,982.2
Net income	—	—	—	—	70.9	—	2.4	73.4
Other comprehensive income	—	—	—	—	—	53.2	0.1	53.3
Stock-based compensation	—	—	9.2	—	—	—	—	9.2
Employee share purchase plan	0.1	—	6.9	—	—	—	—	6.9
Exercise of stock options	0.5	—	4.2	—	—	—	—	4.2
Vesting of restricted stock units	1.6	—	—	—	—	—	—	—
Treasury stock purchased	(0.6)	—	—	(37.1)	—	—	—	(37.1)
Dividends to shareholders	—	—	—	—	(14.2)	—	—	(14.2)
Cumulative effect of adopting ASU 2017-12	—	—	—	—	(1.0)	—	—	(1.0)
Balance, March 31, 2019	187.3	$1.9	$1,967.6	$(177.0)	$418.8	$(229.4)	$95.0	$2,076.9
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
The accompanying unaudited consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. The operating results of TransUnion for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 14, 2019.
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
Recently Adopted Accounting Pronouncements
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). During 2018 and 2019, the FASB issued additional guidance related to the new standard. This series of comprehensive guidance, among other things, requires us to record the discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-of-use” (“ROU”) asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We have adopted this guidance effective January 1, 2019, on a modified retrospective basis, as of the beginning of the period adopted, including the package of practical expedients available per paragraph 842-10-65-1(f). On March 31, 2019, and on each reporting date thereafter, we recognize an operating lease liability and offsetting ROU asset on our Consolidated Balance Sheet, with no other impact to our Consolidated Financial Statements. See Note 5, “Other Assets,” Note 7 “Other Current Liabilities,” Note 8, “Other Liabilities” and Note 10, “Leases” for additional information and the new required disclosures.
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard is intended to improve and simplify accounting rules around hedge accounting. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods therein. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness. For our cash flow hedges, this means that the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is now recorded in other comprehensive income, and reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. We have adopted this ASU and related amendments effective January 1, 2019, and have applied the modified retrospective transition method that allows for a cumulative-effect adjustment to reclassify cumulative ineffectiveness previously recorded in other comprehensive income to retained earnings in the period of adoption. The adjustment was not material to our consolidated financial statements.
On February 14, 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the “Act”) is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. We have elected to not reclassify the stranded tax effects within accumulated other comprehensive income to retained earnings and therefore there is no impact on our consolidated financial statements.
On August 27, 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify the disclosure requirements in Topic 820 by removing, adding or modifying certain fair value measurement disclosures. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. This new guidance only impacts our disclosures, with no impact to our current disclosures.
Recent Accounting Pronouncements Not Yet Adopted
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
2. Business Acquisitions
Callcredit Acquisition
On June 19, 2018, we acquired 100% of the equity of Callcredit Information Group, Ltd. (“Callcredit”) for $1,408.2 million in cash, funded primarily by additional borrowings against our Senior Secured Credit Facility. See Note 9, “Debt,” for additional information about our Senior Secured Credit Facility. There was no contingent consideration resulting from this transaction. Callcredit, founded in 2000, is a United Kingdom-based information solutions company that, like TransUnion, provides data, analytics and technology solutions to help businesses and consumers make informed decisions. International expansion is a key growth strategy for TransUnion, and we expect to leverage strong synergies across TransUnion’s and Callcredit’s business models and solutions.
We have identified and categorized certain operations of Callcredit that we do not consider core to our business as discontinued operations of our International segment as of the date of acquisition. These discontinued operations consist of businesses that do not align with our stated strategic objectives. As of the date of this filing, we have closed on the sale of three of the businesses and expect to sell the remaining two businesses within one year of our acquisition date. We do not expect to have a significant continuing involvement with any of these operations after the date of disposal. We have categorized the assets and liabilities of these discontinued operations on separate lines on the face of our balance sheet and in the table below. These amounts are based on estimates that will be refined as we complete the fair-value allocation of the purchase price of Callcredit.

Purchase Price Allocation
The allocation of the purchase price to the identifiable assets acquired and liabilities assumed is preliminary pending finalization of our fair value assessment, including the fair value of the discontinued operations, which we expect to complete within one year from the date of acquisition. Any changes to these preliminary estimates could be significant. The preliminary fair value on the acquisition date of the assets acquired and liabilities assumed as of March 31, 2019, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$19.7
Property and equipment	3.2
Goodwill(1)	754.8
Identifiable intangible assets	720.1
All other assets	51.0
Assets of discontinued operations(2)	53.6
Total assets acquired	1,602.4

All other liabilities	(174.6)
Liabilities of discontinued operations(2)	(19.6)
Net assets of the acquired company	$1,408.2

(1)	For tax purposes, we estimate that none of goodwill is tax deductible.

(2)
We have categorized certain businesses of Callcredit as discontinued operations in our consolidated financial statements. The preliminary fair value of assets and liabilities of these discontinued operations include an estimate of the fair value of the identifiable intangible assets and goodwill of these entities acquired. We will revise these estimates as we finalize our analysis of these discontinued operations and purchase price allocation.

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

Identifiable Amortizable Intangible Assets
The preliminary fair values of the amortizable intangible assets acquired consisted of the following as of March 31, 2019:

(in millions)	Estimated Useful Life	Fair Value
Database and credit files	15 years	$502.0
Customer relationships	15 years	155.0
Technology and software	5 years	62.4
Trademarks	2 years	0.7
Total identifiable assets		$720.1
We estimate the preliminary weighted-average useful life of the identifiable intangible assets to be approximately 14.1 years, resulting in an approximate amortization of $51.0 million per year.
Acquisition Costs
As of March 31, 2019, we have incurred approximately $20.2 million of related-acquisition costs, including $19.9 million incurred in prior years. These costs include investment banker fees, legal fees, due diligence and other external costs that we have recorded in other income and expense. We will incur additional acquisition-related costs, including legal fees, valuation fees and other professional fees in the next several quarters that we will record in other income and expense.
iovation, Inc.; Healthcare Payment Specialists, LLC; and Rubixis, Inc. Acquisitions
During the second quarter of 2018, we acquired 100% of the equity of iovation, Inc. (“iovation”) and Healthcare Payment Specialists, LLC (“HPS”). During the fourth quarter of 2018, we acquired 100% of the equity of Rubixis, Inc. (“Rubixis”). iovation is a provider of advanced device identity and consumer authentication services that helps businesses and consumers safely transact in a digital world. HPS provides expertise and technology solutions to help medical care providers maximize Medicare reimbursements. Rubixis is an innovative healthcare revenue cycle solutions company that helps providers maximize reimbursement from insurance payers. The results of operations of iovation, HPS, and Rubixis, which are not material to our consolidated financial statements, have been included as part of our USIS segment in our consolidated statements of income since the date of the acquisition. The allocation of the purchase price to the identifiable assets acquired and liabilities assumed for these acquisitions is preliminary pending the preparation and our review of the fair value assessments, which we expect to complete within one year of the acquisition dates.
Based on the preliminary purchase price allocations for these acquisitions, we recorded approximately $244.4 million of goodwill and $228.8 million of amortizable intangible assets in addition to what we recorded for Callcredit as discussed above. We estimate the weighted-average useful lives of the iovation, HPS, and Rubixis amortizable intangible assets to be approximately 12.1 years.

3. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2019:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$11.6	$9.3	$2.3	$—
Interest rate caps	10.7	—	10.7	—
Available-for-sale debt securities	2.9	—	2.9	—
Total	$25.2	$9.3	$15.9	$—

Liabilities
Interest rate swaps	$(24.6)	$—	$(24.6)	$—
Contingent consideration	(1.8)	—	—	(1.8)
Total	$(26.4)	$—	$(24.6)	$(1.8)
Level 1 instruments consist of exchange-traded mutual funds. Exchange-traded mutual funds are trading securities valued at their current market prices. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants.
Level 2 instruments consist of pooled separate accounts, foreign exchange-traded corporate bonds and interest rate caps and swaps. Pooled separate accounts are designated as trading securities valued at net asset values. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. The interest rate caps and swaps fair values are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps and swaps, taking into consideration the cash payments related to financing the premium of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. See Note 9, “Debt,” for additional information regarding interest rate caps and swaps.
All unrealized gains and losses on trading securities are included in net income, while unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income. There were no other-than-temporary gains or losses on available-for-sale debt securities and there were no significant realized or unrealized gains or losses on any of our securities for any of the periods presented.
Level 3 instruments consist of contingent obligations related to companies we have acquired with remaining maximum payouts totaling $3.8 million. These obligations are contingent upon meeting certain quantitative or qualitative performance metrics through 2019, and are included in other current liabilities on our balance sheet. The fair values of the obligations are determined based on an income approach, using our expectations of the future expected earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three months ended March 31, 2019, we recorded expenses of $0.9 million as a result of changes to the fair value of these obligations.

4. Other Current Assets
Other current assets consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Prepaid expenses	$86.5	$77.1
Other investments	37.4	23.6
Other receivables	14.5	14.3
Income taxes receivable	9.4	5.5
Marketable securities	2.9	2.9
Contract assets	1.0	1.0
Deferred financing fees	0.6	0.6
Other	14.2	11.5
Total other current assets	$166.5	$136.5
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. Other receivables include amounts recoverable under insurance policies for certain litigation costs. See Note 12, “Revenue,” for a further discussion about our contract assets.
5. Other Assets
Other assets consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Investments in nonconsolidated affiliates	$80.5	$81.9
Right-of-use lease assets	72.8	—
Marketable securities	11.6	12.4
Interest rate caps	10.7	16.5
Other investments	7.1	12.4
Notes receivable from affiliated companies	5.0	1.0
Deposits	4.0	3.8
Deferred financing fees	1.5	1.6
Other	8.0	6.7
Total other assets	$201.2	$136.3
See Note 6, “Investments in Affiliated Companies,” for additional information about our investment in affiliated companies. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). As a result, we have recorded an ROU lease assets, which represent the fair value of the right to use our long-term leased assets over their lease terms. See Note 10, “Leases,” for additional information about our right-of-use lease assets. See Note 9, “Debt,” for additional information about our interest rate caps. Other investments include non-negotiable certificates of deposit that are recorded at their carrying value.
6. Investments in Nonconsolidated Affiliates
Investments in nonconsolidated affiliates represent our investment in nonconsolidated domestic and foreign entities. These entities are in businesses similar to ours, such as credit reporting, credit-scoring, decisioning services and credit-monitoring services.
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
During 2019, we recorded a $5.3 million loss on the impairment of an investment in a nonconsolidated affiliate that we account for as a Cost Method Investment. The impairment was included in other income and expense in the consolidated statements of income. There were no material gain or loss adjustments to our investments in affiliated companies during the three months ended March 31, 2018.
Investments in affiliated companies consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Equity method investments	$47.8	$44.0
Cost Method Investments	32.7	37.9
Total investments in affiliated companies	$80.5	$81.9
These balances are included in other assets in the consolidated balance sheets.
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended March 31,
(in millions)	2019	2018
Earnings from equity method investments	3.8	2.3
Dividends received from equity method investments	0.5	0.7
There were no dividends received from Cost Method Investments for the three months ended March 31, 2019 and 2018.
7. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Deferred revenue	$108.4	$73.1
Accrued payroll	62.5	102.5
Accrued legal and regulatory	32.5	33.2
Accrued employee benefits	21.9	35.1
Operating lease liabilities	17.6	—
Income taxes payable	8.3	17.0
Accrued interest	3.6	2.5
Contingent consideration	1.8	1.2
Other	17.6	19.5
Total other current liabilities	$274.2	$284.1
Deferred revenue increased primarily due to annual minimum billings, primarily in our United Kingdom business, that we have a contractual right to invoice. See Note 12, “Revenue,” for additional information about our deferred revenue. The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2019 that were earned in 2018. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). As a result, we have recorded the discounted present value of all future lease payments over the terms of the corresponding leases as a liability for our long-term leases. See Note 8, “Other Liabilities” for the long-term portion of this liability and Note 10, “Leases” for additional information about our leases. See Note 3, “Fair Value,” for additional information related to our contingent consideration obligations.

8. Other Liabilities
Other liabilities consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Operating lease liabilities	$61.6	$—
Interest rate swap	24.6	10.7
Unrecognized tax benefits	19.6	19.6
Retirement benefits	12.0	10.2
Income tax payable	1.9	5.0
Deferred revenue	0.6	0.9
Contingent consideration	—	0.1
Other	1.3	8.2
Total other liabilities	$121.6	$54.7
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). As a result, we have recorded the discounted present value of all future lease payments over the terms of the corresponding leases as a liability for our long-term leases. See Note 7, “Other Current Liabilities” for the current portion of this liability and Note 10, “Leases” for additional information about our leases. See Note 9, “Debt,” for additional information about our interest rate swap.
9. Debt
Debt outstanding consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Senior Secured Term Loan B-3, payable in quarterly installments through April 9, 2023, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.50% at March 31, 2019, and 4.52% at December 31, 2018), net of original issue discount and deferred financing fees of $4.7 million and $4.4 million, respectively, at March 31, 2019, and original issue discount and deferred financing fees of $5.0 million and $4.6 million, respectively, at December 31, 2018	$1,887.5	$1,892.0
Senior Secured Term Loan A-2, payable in quarterly installments through August 9, 2022, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.25% at March 31, 2019, and 4.27% at December 31, 2018), net of original issue discount and deferred financing fees of $2.6 million and $3.4 million, respectively, at March 31, 2019, and original issue discount and deferred financing fees of $2.8 million and $3.6 million, respectively, at December 31, 2018	1,159.0	1,166.0
Senior Secured Term Loan B-4, payable in quarterly installments through June 19, 2025, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.50% at March 31, 2019, and 4.52% at December 31, 2018), net of original issue discount and deferred financing fees of $2.3 million and $10.3 million, respectively, at March 31, 2019, and original issue discount and deferred financing fees of $2.3 million and $10.7 million, respectively, at December 31, 2018	979.9	982.0
Senior Secured Revolving Line of Credit	—	—
Other notes payable	3.7	7.3
Finance leases	0.7	0.8
Total debt	4,030.8	4,048.1
Less short-term debt and current portion of long-term debt	(79.0)	(71.7)
Total long-term debt	$3,951.8	$3,976.4

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
As of March 31, 2019, we had no outstanding balance under the Senior Secured Revolving Line of Credit and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2019, we were in compliance with all debt covenants.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fixed our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at approximately 2.647% to 2.706% . We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,445.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,443.9 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counterparties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
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
In accordance with ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the new guidance eliminates the requirement to separately measure and report hedge ineffectiveness. For our cash flow hedges, this means that the entire change in the fair value of the hedging instrument included in our assessment of hedge effectiveness is now recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The change in the fair value of the swaps resulted in an unrealized loss of $13.8 million ($10.4 million, net of tax) for the three months ended March 31, 2019, recorded in other comprehensive income. Interest expense on the swaps in the three months ended March 31, 2019 was expense of $0.5 million ($0.3 million net of tax). We expect to recognize a loss of approximately $3.9 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.
The change in the fair value of the caps resulted in an unrealized loss of $4.6 million ($3.4 million. net of tax) and gain of $9.9 million ($7.4 million, net of tax) for the three months ended March 31, 2019 and 2018, respectively, recorded in other comprehensive income. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three months ended March 31, 2019 and 2018, was income of $1.6 million ($1.0 million net of tax) and expense of $0.2 million ($0.1 million net of tax), respectively. We expect to reclassify a gain of approximately $3.2 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of March 31, 2019, the fair value of our variable-rate Senior Secured Term Loan A-2, excluding original issue discounts and deferred fees, approximates the carrying value. As of March 31, 2019, the fair value of our Senior Secured Term Loan B-3 and B-4, excluding original issue discounts and deferred fees, was $1,885.9 million and $980.7 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
10. Leases
Upon adoption of Topic 842 on January 1, 2019, our lease obligations consisted of operating leases for office space and data centers and a small number of finance leases for equipment. Our operating leases have remaining lease terms of up to 13.5 years, with a weighted-average remaining lease term of 5.9 years. We have options to extend many of our operating leases for an additional period of time and options to terminate early several of our operating leases. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if we are reasonably certain to exercise the option, periods covered by an option to terminate the lease if we are reasonably certain not to exercise the option, and periods covered by an option to extend or not to terminate the lease in which the exercise of the option is controlled by the lessor.
On the commencement date of an operating lease, we record an ROU asset, which represents our right to use or control the use of a specified asset for the lease term, and an offsetting lease liability, which represents our obligation to make lease payments arising from the lease, based on the present value of the net fixed future lease payments due over the initial lease term. We use an estimate of our incremental borrowing rate as the discount rate to determine the present value of the net fixed future lease payments, except for leases where the interest rate implicit in the lease is readily determinable. Upon adoption and as of March 31, 2019, the weighted-average discount rate used to calculate the present value of the fixed future lease payments was 5.7%.
Both Topic 842 and the predecessor lease accounting guidance under ASU 840 require us to expense the net fixed payments of operating leases on a straight-line basis over the lease term. Topic 842 requires us to include any built up deferred or prepaid rent balance resulting from the difference between the straight-line expense and the cash payments as a component of our ROU asset. Also included in our ROU asset is any monthly prepayment of rent. Our rent expense is typically due on the first day of each month, and we typically pay rent several weeks before it is due, so at any given month end, we will have a prepaid rent balance that is included as a component of our ROU asset.
Most of our operating leases contain variable non-lease components consisting of maintenance, insurance, taxes and similar costs of the office space we occupy. We have adopted the practical expedient to not separate these non-lease components from the lease components and instead account for them as a single lease component for all of our leases. We straight-line the net fixed payments of operating leases over the lease term and expense the variable lease payments in the period in which we incur the obligation to pay such variable amounts. These variable lease payments are not included in our calculation of our ROU assets or lease liabilities.
We have no significant short-term leases, finance leases, or subleases.
ROU assets are included in Other Assets, and operating lease liabilities are included in Other Current Liabilities and Other Liabilities in our Consolidated Balance Sheet. Finance lease assets are included in Property, Plant and Equipment, and finance lease liabilities are included in the Current Portion of Long-term Debt and Long-term Debt in our Consolidated Balance Sheet. See Note 7, “Other Current Liabilities,” Note 8,” Other Liabilities,” and note 9, “Debt,” for additional information about these items.
Our operating lease costs, including fixed, variable and short-term lease costs, were $7.2 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively. Cash paid for operating leases are included in operating cash flows, and were $7.6 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively. Our finance lease amortization expense, interest expense, and cash paid were not significant for the reported periods.
We have adopted the package of transition practical expedients which allows us to not reassess our existing lease classifications, initial direct costs, and whether or not an existing contract contains a lease.
We have elected to use the portfolio approach to assess the discount rate we use to calculate the present value of our future lease payments. Using this approach does not result in a materially different outcome compared with applying separate discount rates to each lease in our portfolio.

We have adopted an accounting policy to recognize rent expense for short-term leases, those leases with initial lease terms of twelve months or less, on a straight-line basis in our income statement.
Future fixed payments for non-cancelable operating leases and finance leases in effect as of March 31, 2019, are payable as follows:

(in millions)	Operating Leases	Finance Leases	Total
2019	$15.6	$0.4	$16.0
2020	20.7	0.3	21.0
2021	16.9	0.1	17.0
2022	10.8	—	10.8
2023	8.8	—	8.8
Thereafter	20.4	—	20.4
Less imputed interest	(14.0)	(0.1)	(14.1)
Totals	$79.2	$0.7	$79.9
11. Stockholders’ Equity
Common Stock
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On February 21, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on March 7, 2019. The total dividend declared was $14.3 million, of which $14.0 million was paid on March 22, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. In the first quarter of 2019, we also paid $0.4 million of dividend equivalents that were declared in 2018 to employees whose restricted stock units vested in 2019 and reversed $0.1 million of dividend equivalents previously declared but forfeited in the first quarter of 2019.
Treasury Stock
During the first quarter of 2019, 1.6 million outstanding employee restricted stock units vested and became taxable to the employees. The employees used 0.6 million shares of the vested stock to satisfy their payroll tax withholding obligations in a net share settlement arrangement whereby the employees received 1.0 million of the shares and gave TransUnion the remaining 0.6 million shares that we have recorded as treasury stock. We remitted cash equivalent to the $36.8 million vest date value of the treasury stock to the respective governmental agencies in settlement of the employee withholding tax obligations.
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of March 31, 2019.
12. Revenue
All of our revenue is derived from contracts with customers and is reported as revenue in the Consolidated Statement of Income. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC Topic 606. We have contracts with two general groups of performance obligations: those that require us to stand ready to provide goods and services to a customer to use as and when requested (“Stand Ready Performance Obligations”) and those that do not require us to stand ready (“Other Performance Obligations”). Our Stand Ready Performance Obligations include obligations to stand ready to provide data, process transactions, access our databases, software-as-a-service and direct-to-consumer products, rights to use our intellectual property and other services. Our Other Performance Obligations include the sale of certain batch data sets and various professional and other services.
Most of our Stand Ready Performance Obligations consist of a series of distinct goods and services that are substantially the same and have the same monthly pattern of transfer to our customers. We consider each month of service in this time series to be a distinct performance obligation and, accordingly, recognize revenue over time. For a majority of these Stand Ready Performance Obligations the total contractual price is variable because our obligation is to process an unknown quantity of transactions, as and when requested by our customers, over the contract period. We allocate the variable price to each month of service using the time-series concept and recognize revenue based on the most likely amount of consideration to which we will be entitled, which is generally the amount we have the right to invoice. This monthly amount can be based on the actual volume of units delivered or any guaranteed minimum, if higher. Occasionally we have contracts where the amount we will be entitled to for the transactions processed is uncertain, in which case we estimate the revenue based on what we consider to be the most likely amount of consideration we will be entitled to, and true-up any estimates as facts and circumstances evolve.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of March 31, 2019. Contract liabilities include current and long-term deferred revenue which are included in other current liabilities and other liabilities. We expect to recognize the December 31, 2018 current deferred revenue as revenue during 2019. The long-term deferred revenue is not significant.
For additional disclosures about the disaggregation of our revenue see Note 15, “Reportable Segments”.
13. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
As of March 31, 2019, there were 0.2 million anti-dilutive stock-based awards outstanding. There were 1.3 million contingently-issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.
As of March 31, 2018, there were 0.1 million anti-dilutive stock-based awards outstanding. There were no contingently-issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Income from continuing operations	$74.9	$75.4
Less: income from continuing operations attributable to noncontrolling interests	(2.4)	(2.3)
Income from continuing operations attributable to TransUnion	72.5	73.1
Discontinued operations, net of tax(1)	(1.6)	—
Net income attributable to TransUnion	$70.9	$73.1

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.39	$0.40
Discontinued operations, net of tax	(0.01)	—
Net Income attributable to TransUnion	$0.38	$0.40
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.38	$0.38
Discontinued operations, net of tax	(0.01)	—
Net Income attributable to TransUnion	$0.37	$0.38
Weighted-average shares outstanding:
Basic	186.6	183.7
Diluted	191.0	190.1

(1)	Discontinued operations for the three months ended March 31, 2018 is zero.

14. Income Taxes
For the three months ended March 31, 2019, we reported an effective tax rate of 0.8%, which was lower than the 21% U.S. federal statutory rate due primarily to $21.0 million of excess tax benefits on stock-based compensation and $7.9 million of valuation allowance releases on foreign tax credit carryforwards, partially offset by $13.7 million of various foreign, state and federal tax impacts.
For the three months ended March 31, 2018, we reported an effective tax rate of 26.8%, which was higher than the 21% U.S. federal statutory rate due primarily to $14.2 million of tax expense related to the impact of the Act, foreign rate differential, and unrecognized tax benefits, partially offset by $8.2 million of excess tax benefits on stock-based compensation.
The total amount of unrecognized tax benefits was $19.6 million as of March 31, 2019, and $19.6 million as of December 31, 2018. The amounts that would affect the effective tax rate if recognized are $12.3 million and $12.3 million, respectively. There were no significant liabilities for accrued interest for taxes or accrued tax penalties as of March 31, 2019, or December 31, 2018. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Generally, tax years 2010 and forward remain open for examination in some foreign jurisdictions, 2011 and forward in some state jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal income tax purposes.
15. Reportable Segments
Over the past few years, we have completed a significant number of acquisitions that have transformed our business. We have also developed a significant number of new product offerings that have further diversified our portfolio of businesses. As a result of the evolution of our business, we have changed the disaggregated revenue and our measure of segment profit (Adjusted EBITDA) information that we provide to our chief operating decision makers (our “CODM”) to better align with how we manage the business. Accordingly, our disclosures around the disaggregation of our revenue and the measure of segment profit have been recast for all periods presented in this Quarterly Report on Form 10-Q to conform to the information used by our CODM. We have not changed our reportable segments and these changes do not impact our consolidated results.
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
The segment financial information below aligns with how we report information to our CODM to assess operating performance and how we manage the business. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies” and Note 12, “Revenue.”
The following is a more detailed description of our three reportable segments and the Corporate unit, which provides support services to each segment:
U.S. Information Services
U.S. Information Services (“USIS”) provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our USIS segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our USIS segment for the following verticals:

•
Financial Services: The financial services vertical consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our financial services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, online-only lenders (FinTech), and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.

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

International
The International segment provides services similar to our USIS segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics services, decisioning capabilities, and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.
We report disaggregated revenue of our International segment for the following regions: Canada, Latin America, the United Kingdom, Africa, India and Asia Pacific.
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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended March 31,
(in millions)	2019	2018
Revenue:
U.S. Information Services:
Financial Services	$189.1	$182.6
Emerging Verticals	179.7	159.7
Total U.S. Information Services	368.8	342.3

International:
Canada	23.0	21.7
Latin America	25.3	25.2
United Kingdom	42.2	—
Africa	15.0	17.0
India	27.7	20.2
Asia Pacific	12.8	11.8
Total International	146.0	95.9

Total Consumer Interactive	123.4	117.9

Total revenue, gross	$638.2	$556.1

Intersegment revenue eliminations:
U.S. Information Services	$(17.5)	$(17.4)
International	(1.2)	(1.2)
Consumer Interactive	(0.2)	(0.2)
Total intersegment eliminations	(18.9)	(18.8)
Total revenue as reported	$619.3	$537.4

Adjusted EBITDA
U.S. Information Services	$142.0	$133.4
International	65.0	33.0
Consumer Interactive	60.2	56.9
Corporate	(28.3)	(20.6)
Consolidated Adjusted EBITDA	$238.9	$202.6
As a result of displaying amounts in millions, rounding differences may exist in the table above.

A reconciliation of net income attributable to TransUnion to Adjusted EBITDA for the periods presented is as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$70.9	$73.1
Discontinued operations	1.6	—
Net income from continuing operations attributable to TransUnion	72.5	73.1
Net interest expense	43.5	21.8
Provision (benefit) for income taxes	0.6	27.6
Depreciation and amortization	93.5	66.6
EBITDA	210.0	189.2
Adjustments to EBITDA:
Acquisition revenue-related adjustments	4.2	—
Stock-based compensation	12.7	10.8
Mergers and acquisitions, divestitures and business optimization	11.3	3.3
Other	0.7	(0.6)
Total adjustments to EBITDA	28.9	13.5
Consolidated Adjusted EBITDA	$238.9	$202.6
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
U.S. Information Services	$0.6	$0.7
International	3.2	1.6
Total	$3.8	$2.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
References in this discussion and analysis to “the Company,” “we,” “us” and “our” refer to TransUnion and its direct and indirect subsidiaries, collectively.
Overview
TransUnion is a leading global risk and information solutions provider to businesses and consumers. We provide consumer reports, risk scores, analytical services and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We are differentiated by our comprehensive and unique datasets, our next-generation technology and our analytics and decisioning capabilities, which enable us to deliver insights across the entire consumer lifecycle. We believe we are the largest provider of risk and information solutions in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including financial services, healthcare, insurance and specialized risk. We have a global presence in over 30 countries and territories across North America, Latin America, the United Kingdom, Africa, India and Asia Pacific.
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
Segments
Over the past few years, we have completed a significant number of acquisitions that have transformed our business. We have also developed a significant number of new product offerings that have further diversified our portfolio of businesses. As a result of the evolution of our business, we have changed the disaggregated revenue and our measure of segment profit (Adjusted EBITDA) information that we provide to our chief operating decision makers (our “CODM”) to better align with how we manage the business. Accordingly, our disclosures around the disaggregation of our revenue and the measure of segment profit have been recast for all periods presented in this Quarterly Report on Form 10-Q to conform to the information used by our CODM. We have not changed our reportable segments and these changes do not impact our consolidated results. Part 1, Item 1, Note 15, “Reportable Segments,” for further information about this change.
We manage our business and report disaggregated revenue and financial results in three reportable segments: U.S. Information Services, International and Consumer Interactive.

•
The U.S. Information Services (or “USIS”) segment provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our USIS segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our USIS segment for the financial services and emerging verticals.

•
The International segment provides services similar to our USIS segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics services, decisioning capabilities, and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.

We report disaggregated revenue of our International segment for the following regions: Canada, Latin America, the United Kingdom, Africa, India and Asia Pacific.

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues can be significantly influenced by general macroeconomic conditions, including the availability of credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In the markets where we compete, we have generally seen good economic conditions and increased market stabilization over the past few years. In the United States, we continue to see a healthy, well-functioning consumer lending market driven by the exceptionally strong labor market and continuing strong consumer confidence. Demand for consumer solutions continues to be strong due to consumer awareness of the risk of identity theft due to data breaches and increasingly available free credit information. These positive signs have been tempered by a significant deterioration in the mortgage market, although we have begun to see improvements due to the recent declines in mortgage rates and recent improvements in new and existing home sales. There also continues to be uncertainty around trade policies and global economic growth. In addition, we saw a slowdown in our customer’s marketing activity early in the first quarter, as they assessed the momentum of the U.S. economy and trajectory of interest rates. Internationally, we continue to see strong growth in key markets, tempered by uncertainty in our Africa region and ongoing concern over Brexit. Also, weakening foreign currencies, primarily in Africa, India and Latin America, resulted in a decline in results for the first quarter of 2019 compared with the same period in 2018.
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
Recent Developments
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that fixes our LIBOR exposure on an additional portion of our existing senior secured term loans or similar replacement debt at approximately 2.647% to 2.706%.

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
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842).This guidance, among other things, requires us to record the future discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-to-use” asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. See Part 1, Item 1, Note 10, “Leases,” for additional information about our leases.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint and to enter new markets. During 2018, we completed the following acquisitions, including those that impact the comparability of our 2019 results with our 2018 results:

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

•
On June 19, 2018, we acquired 100% of the equity of Callcredit Information Group, Ltd. (“Callcredit”). Callcredit is a United Kingdom-based information solutions company founded in 2000 that provides data, analytics and technology solutions to help businesses and consumers make informed decisions. The results of operations of Callcredit have been included as part of our International segment in our consolidated statements of income since the date of the acquisition. See Part II, Item 8, “Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions,” for further information about this acquisition.

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
The following is a more detailed description of how we derive and report revenue for our three reportable segments:

U.S. Information Services
U.S. Information Services (or “USIS”) provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our USIS segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our USIS segment for the following verticals:

•
Financial Services: The financial services vertical consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our financial services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, online-only lenders (FinTech), and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle: customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification, and authentication and debt recovery solutions.

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

International
The International segment provides services similar to our USIS segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics services, decisioning capabilities, and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.
We report disaggregated revenue of our International segment for the following regions: Canada, Latin America, the United Kingdom, Africa, India and Asia Pacific.
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

Results of Operations
Key Performance Measures
Over the past few years, we have completed a significant number of acquisitions that have transformed our business. We have also developed a significant number of new product offerings that have further diversified our portfolio of businesses. As a result of the evolution of our business, we have changed the disaggregated revenue and our measure of segment profit (Adjusted EBITDA) information that we provide to our chief operating decision makers (our “CODM”) to better align with how we manage the business. Accordingly, our disclosures around the disaggregation of our revenue and the measure of segment profit have been recast for all periods presented in this Quarterly Report on Form 10-Q to conform to the information used by our CODM. We have not changed our reportable segments and these changes do not impact our consolidated results. Part 1, Item 1, Note 15, “Reportable Segments,” for further information about this change.
Management, including our CODM, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, segment Adjusted EBITDA, cash provided by operating activities and cash paid for capital expenditures and the non-GAAP measures Adjusted Revenue and consolidated Adjusted EBITDA. For the three months ended March 31, 2019 and 2018, these key indicators were as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018	$ Change	% Change
Revenue:
Consolidated revenue as reported	$619.3	$537.4	$81.9	15.2%
Acquisition revenue-related adjustments(1)	4.2	—	4.2	n/m
Consolidated Adjusted Revenue(2)	$623.5	$537.4	$86.1	16.0%

USIS gross revenue	$368.8	$342.3	$26.5	7.7%
Acquisition revenue-related adjustments(1)	0.2	—	0.2	n/m
USIS gross Adjusted Revenue(2)	$369.0	$342.3	$26.7	7.8%

International gross revenue	$146.0	$95.9	$50.1	52.2%
Acquisition revenue-related adjustments(1)	4.0	—	4.0	n/m
International gross Adjusted Revenue(2)	$150.0	$95.9	$54.1	56.4%

Consumer Interactive gross revenue	$123.4	$117.9	$5.4	4.6%

Adjusted EBITDA(2):
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA(2):
Net income attributable to TransUnion	$70.9	$73.1	$(2.2)	(3.0)%
Discontinued operations	1.6	—	1.6	n/m
Net income from continuing operations attributable to TransUnion	72.5	73.1	(0.6)	(0.8)%
Net interest expense	43.5	21.8	21.6	99.2%
Provision (benefit) for income taxes	0.6	27.6	(27.1)	(97.9)%
Depreciation and amortization	93.5	66.6	26.9	40.4%
EBITDA	210.0	189.2	20.9	11.0%
Adjustments to EBITDA:
Acquisition revenue-related adjustments(1)	4.2	—	4.2	n/m
Stock-based compensation(3)	12.7	10.8	1.9	17.4%
Mergers and acquisitions, divestitures and business optimization(4)	11.3	3.3	8.0	n/m
Other(5)	0.7	(0.6)	1.3	n/m
Total adjustments to EBITDA	28.9	13.5	15.4	114.1%
Consolidated Adjusted EBITDA(2)	$238.9	$202.6	$36.3	17.9%

	Three Months Ended March 31,
(dollars in millions)	2019	2018	$ Change	% Change
USIS Adjusted EBITDA	$142.0	$133.4	$8.7	6.5%
International Adjusted EBITDA	65.0	33.0	31.9	96.6%
Consumer Interactive Adjusted EBITDA	60.2	56.9	3.3	5.8%
Corporate	(28.3)	(20.6)	(7.6)	36.9%
Consolidated Adjusted EBITDA(2)	$238.9	$202.6	$36.3	17.9%

Other metrics:
Cash provided by operating activities of continuing operations	$126.2	$101.0	$25.2	25.0%
Capital expenditures	$(41.9)	$(26.9)	$(15.0)	55.8%
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

2.
We define Adjusted Revenue as GAAP revenue adjusted for certain acquisition-related deferred revenue and non-core contract-related revenue. We define Adjusted EBITDA as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted Revenue as a supplemental measure of revenue because we believe its provides a basis to compare revenue between periods. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three months ended March 31, 2019 and 2018.

3.	Consisted of stock-based compensation and cash-settled stock-based compensation.

4.
For the three months ended March 31, 2019, consisted of the following adjustments: a $5.3 million loss on the impairment of an investment in a nonconsolidated affiliate; $4.2 million of Callcredit integration costs; a $0.9 million adjustment to contingent consideration expense from previous acquisitions; and $0.9 million of acquisition expenses.

For the three months ended March 31, 2018, consisted of the following adjustments: $1.7 million of acquisition expenses and a $1.6 million loss on the impairment of an investment in a nonconsolidated affiliate.

5.	For the three months ended March 31, 2019, consisted of the following adjustments: a $0.3 million loss from currency remeasurement of our foreign operations; and $0.4 million of loan fees.
For the three months ended March 31, 2018 consisted of the following adjustments: a $(0.7) million gain from currency remeasurement of our foreign operations; a $(0.7) million mark-to-market gain related to ineffectiveness of our interest rate hedge; $0.4 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; and $0.4 million of loan fees.
Revenue
Revenue increased $81.9 million for the three months ended March 31, 2019 compared with the same period in 2018, due to organic growth in all of our segments, including both the USIS financial services and emerging verticals and most of the International regions, revenue from our recent acquisitions in our USIS and International segments, and revenue from new product initiatives, partially offset by the impact of weakening foreign currencies on revenue from our International segment. Acquisitions accounted for an increase in revenue of 11.1%. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.6%.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three months ended March 31,		Change
(in millions)	2019	2018	$	%
USIS:
Financial Services	$189.1	$182.6	$6.5	3.6%
Emerging Verticals	179.7	159.7	20.0	12.5%
USIS gross revenue	368.8	342.3	26.5	7.7%

International:
Canada	23.0	21.7	1.3	5.9%
Latin America	25.3	25.2	0.1	0.3%
United Kingdom	42.2	—	42.2	n/m
Africa	15.0	17.0	(2.0)	(11.8)%
India	27.7	20.2	7.5	37.4%
Asia Pacific	12.8	11.8	1.0	8.5%
International gross revenue	146.0	95.9	50.1	52.2%

Consumer Interactive gross revenue	123.4	117.9	5.4	4.6%

Total gross revenue	$638.2	$556.1	$82.0	14.8%

Intersegment revenue eliminations:
USIS	$(17.5)	$(17.4)	$(0.1)	0.4%
International	(1.2)	(1.2)	—	(1.9)%
Consumer Interactive	(0.2)	(0.2)	—	30.2%
Total intersegment revenue eliminations	(18.9)	(18.8)	(0.1)	0.5%
Total revenue as reported	$619.3	$537.4	$81.9	15.2%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

USIS Segment
USIS revenue increased $26.5 million compared with the same period in 2018, due primarily to increases in revenue from both verticals, including an increase of 5.2% from recent acquisitions.
Financial Services: Revenue increased $6.5 million compared with the same period in 2018, due primarily to a 2.2% increase from our recent acquisitions and revenue from new product initiatives, partially offset by a decrease in revenue due to a significant deterioration in the mortgage market, although we have begun to see improvements due to the recent declines in mortgage rates and recent improvements in new and existing home sales, and a pullback in our customer’s marketing activity early in the quarter.
Emerging Verticals: Revenue increased $20.0 million compared with the same period in 2018, due primarily to an 8.6% increase from recent acquisitions, new product offerings, and organic growth, particularly in the Insurance vertical.
International Segment
International revenue increased $50.1 million, or 52.2%, compared with the same period in 2018, due primarily to a 44.0% increase from our acquisition of Callcredit and higher revenue in all regions from increased volumes, partially offset by a decrease of 9.2% from the impact of weakening foreign currencies, particularly in our Africa, India and Latin America regions.
Canada: Revenue increased $1.3 million, or 5.9%, compared with the same period in 2018, due primarily to higher revenue from increased volumes including new product initiatives, partially offset by a decrease of 5.4% from the impact of weakening foreign currencies.
Latin America: Revenue increased $0.1 million, or 0.3%, compared with the same period in 2018, due primarily to higher revenue from increased volumes including new product initiatives, partially offset by a decrease of 9.5% from the impact of weakening foreign currencies.
United Kingdom: Revenue from continuing operations was $42.2 million, all attributable to our acquisition of Callcredit in June, 2018. We did not have revenue in the United Kingdom in the three months ended March 31, 2018.
Africa: Revenue decreased $2.0 million, or 11.8%, compared with the same period in 2018, due primarily to a 14.4% decrease from the impact of weakening foreign currencies, partially offset by higher revenue from increased volumes including new product initiatives.
India: Revenue increased $7.5 million, or 37.4%, compared with the same period in 2018, due primarily to higher revenue from increased volumes including new product initiatives, partially offset by a decrease of 13.4% from the impact of weakening foreign currencies.
Asia Pacific: Revenue increased $1.0 million, or 8.5%, compared with the same period in 2018, due primarily to higher revenue from increased volumes including new product initiatives, partially offset by a decrease of 0.7% from the impact of weakening foreign currencies.
Consumer Interactive Segment
Consumer Interactive revenue increased $5.4 million compared with the same period in 2018, due primarily to an increase in revenue from both our direct and indirect channels, partially offset by a decrease in incremental credit monitoring revenue due to a breach at a competitor.
Operating Expenses
Operating expenses for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018	$ Change	% Change
Cost of services	$208.1	$182.3	$25.8	14.2%
Selling, general and administrative	195.7	163.3	32.4	19.8%
Depreciation and amortization	93.5	66.6	26.9	40.4%
Total operating expenses	$497.2	$412.2	$85.1	20.7%
As a result of displaying amounts in millions, rounding differences may exist in the table above.

Cost of Services
Cost of services increased $25.8 million for the three months ended March 31, 2019, compared with the same period in 2018.
The increase was due primarily to:

•	operating and integration-related costs relating to the business acquisitions in our USIS and International segments, as we continue to invest in key strategic growth initiatives; and

•	an increase in product costs resulting from the increase in revenue, primarily in our USIS segment, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $32.4 million for the three months ended March 31, 2019, compared with the same period in 2018.
The increase was due primarily to:

•	operating and integration-related costs relating to the business acquisitions in our USIS and International segments, as we continue to invest in key strategic growth initiatives; and

•	an increase in labor costs, primarily in Corporate and our USIS segment, as we continue to invest in key strategic growth initiatives, partially offset by:

•	a decrease in legal and regulatory costs primarily in our USIS and International segments; and

•	the impact of weakening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $26.9 million for the three months ended March 31, 2019, compared with the same period in 2018, primarily in our International and USIS segment, due to recent intangible and tangible fixed assets acquired with our recent International and USIS segment business acquisitions.

Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended March 31,
(dollars in millions)	2019	2018	$ Change	% Change
Adjusted Revenue:
USIS gross Adjusted Revenue	$369.0	$342.3	$26.7	7.8%
International gross Adjusted Revenue	150.0	95.9	54.1	56.4%
Interactive gross Revenue	123.4	117.9	5.4	4.6%
Total gross Adjusted Revenue	642.4	556.1	86.2	15.5%
Less: intersegment revenue eliminations	(18.9)	(18.8)	(0.1)	0.5%
Consolidated Adjusted Revenue	$623.5	$537.4	$86.1	16.0%

Adjusted EBITDA(1):
USIS	$142.0	$133.4	$8.7	6.5%
International	65.0	33.0	31.9	96.6%
Consumer Interactive	60.2	56.9	3.3	5.8%
Corporate	(28.3)	(20.6)	(7.6)	36.9%
Consolidated Adjusted EBITDA(1)	$238.9	$202.6	$36.3	17.9%

Adjusted EBITDA margin(1):
USIS	38.5%	39.0%		(0.5)%
International	43.3%	34.4%		8.9%
Consumer Interactive	48.8%	48.2%		0.6%
Consolidated Adjusted EBITDA margin(1)	38.3%	37.7%		0.6%
As a result of displaying amounts in millions, rounding differences may exist in the table above.

1.
See the reconciliation of net income attributable to TransUnion to Consolidated Adjusted EBITDA in the “Key Performance Measures” section at the beginning of our discussion about our Results of Operations. Segment Adjusted EBITDA margins are calculated using segment gross Adjusted Revenue and segment Adjusted EBITDA. Consolidated Adjusted EBITDA margin is calculated using consolidated Adjusted Revenue and consolidated Adjusted EBITDA.

Consolidated Adjusted EBITDA increased $36.3 million due primarily to:

•	an increase in revenue in all of our segments, including revenue from recent business acquisitions; and

•	a decrease in legal and regulatory costs primarily in our USIS and International segments, partially offset by:

•	an increase in operating costs related to recent business acquisitions;

•	an increase in product costs, due to the increase in revenue; and

•	an increase in labor costs as we continue to invest in strategic growth initiatives.
Adjusted EBITDA margins for the USIS segment decreased due primarily to the integration-related costs of the recent business acquisitions.
Adjusted EBITDA margins for the International segment increased due to the strong increases in revenue in India, a decrease in legal and regulatory costs and higher margins in our United Kingdom region.
Adjusted EBITDA margins for the Consumer Interactive segment increased due to the increase in revenue.

Non-Operating Income and Expense

	Three Months Ended March 31,
(in millions)	2019	2018	$ Change	% Change
Interest expense	$(45.0)	$(22.6)	$(22.3)	(98.6)%
Interest income	1.5	0.8	0.7	84.3%
Earnings from equity method investments	3.8	2.3	1.5	65.7%
Other income and expense, net:
Acquisition fees	(0.9)	(1.7)	0.8	47.3%
Loan fees	(0.4)	(0.4)	—	(9.3)%
Other income (expense), net	(5.6)	(0.6)	(4.9)	nm
Total other income and expense, net	(6.8)	(2.7)	(4.2)	(157.7)%
Non-operating income and expense	$(46.5)	$(22.2)	$(24.3)	(109.6)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three months ended March 31, 2019, interest expense increased $22.3 million compared with the same period in 2018, due primarily to the impact of the increase in our average outstanding principal balance as a result of funding our business acquisitions in the middle of 2018, and an increase in the average interest rate. Future interest expense could be impacted by changes in our variable interest rates.
Other income (expense) increased due to a $5.3 million loss on the impairment of an investment in a nonconsolidated affiliate. Other income (expense), net also includes currency remeasurement gains and losses, and other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended March 31, 2019, we reported an effective tax rate of 0.8%, which was lower than the 21% U.S. federal statutory rate due primarily to $21.0 million of excess tax benefits on stock-based compensation and $7.9 million of valuation allowance releases on foreign tax credit carryforwards, partially offset by $13.7 million of various foreign, state and federal tax impacts.
For the three months ended March 31, 2018, we reported an effective tax rate of 26.8%, which was higher than the 21% U.S. federal statutory rate due primarily to $14.2 million of tax expense related to the impact of the Act, foreign rate differential, and unrecognized tax benefits, partially offset by $8.2 million of excess tax benefits on stock-based compensation.
Significant Changes in Assets and Liabilities
We adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. As a results, we are required to record the discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-of-use” (“ROU”) asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. See Item I, Part 1, Note 5, “Other Assets,” Note 7, “Other Current Liabilities,” Note 8, “Other Liabilities,” and Note 10, “Leases” for more information about the impact on our balance sheet.
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
Cash and cash equivalents totaled $200.9 million and $187.4 million at March 31, 2019, and December 31, 2018, respectively, of which $135.8 million and $130.8 million was held outside the United States in each respective period. As of March 31, 2019, we had no outstanding balance under the Senior Secured Revolving Line of Credit and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available. TransUnion also has the ability to request incremental loans on the same terms under the existing senior secured credit facility up to the greater of an additional $675.0 million and 100% of Consolidated EBITDA. Consolidated EBITDA is reduced to the extent that the senior secured net leverage ratio is above 4.25-to-1. In addition, so long as the senior secured net leverage ratio does not exceed 4.25-to-1.0, we may incur additional incremental loans, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. We may be required to make additional principal payments on the Senior Secured Term Loans B-3 and B-4 based on excess cash flows of the prior year, as defined in the credit agreement. There were no excess cash flows for 2018 and therefore no additional payment was required in 2019. Additional payments based on excess cash flows could be due in future years. See Part I, Item 1, Note 9 “Debt,” for additional information about our debt.
During the first quarter of 2019, 1.6 million outstanding employee restricted stock units vested and became taxable to the employees. The employees used 0.6 million shares of the vested stock to satisfy their payroll tax withholding obligations in a net share settlement arrangement whereby the employees received 1.0 million of the shares and gave TransUnion the remaining 0.6 million shares that we have recorded as treasury stock. We remitted cash equivalent to the $36.8 million vest date value of the treasury stock to the respective governmental agencies in settlement of the employee withholding tax obligations.
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On February 21, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on March 7, 2019. The total dividend declared was $14.3 million, of which $14.0 million was paid on March 22, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest.
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
On June 19, 2018, we borrowed an additional $800.0 million against our Senior Secured Term Loan A-2 and $600.0 million against a new tranche 4 of our Senior Secured Term Loan B (“Senior Secured Term Loan B-4”) to fund the acquisition of Callcredit. On June 29, 2018, we borrowed an additional $400.0 million of our Senior Secured Term Loan B-4 to fund another acquisition and to repay a portion of our Senior Secured Revolving Line of Credit. These new borrowings have increased our future scheduled loan repayments and interest expense compared with the first quarter of 2018.
Sources and Uses of Cash

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Cash provided by operating activities of continuing operations	$126.2	$101.0	$25.2
Cash used in investing activities of continuing operations	(50.9)	(30.5)	(20.4)
Cash used in financing activities	(59.9)	(32.5)	(27.4)
Cash used in discontinued operations	(2.4)	—	(2.4)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.5	—
Net change in cash and cash equivalents	$13.5	$38.5	$(25.0)
Operating Activities
The increase in cash provided by operating activities of continuing operations was due primarily to the increase in operating income excluding depreciation and amortization, partially offset by an increase in interest expense resulting from the increase in outstanding debt due to our 2018 acquisitions.

Investing Activities
The increase in cash used in investing activities was due primarily to an increase in capital expenditures.
Financing Activities
The increase in cash used in financing activities is due primarily to cash used to pay employee withholding taxes on restricted stock that vested during the first quarter of 2019 that we have recorded as treasury stock and cash used to pay dividends in the first quarter of 2019, partially offset by a repayment toward our outstanding senior secured revolving line of credit in 2018.
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
Cash paid for capital expenditures increased $15.0 million, from $26.9 million for the three months ended March 31, 2018, to $41.9 million for the three months ended March 31, 2019.
Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A-2, the Senior Secured Term Loan B-3, Senior Secured Term Loan B-4, and the Senior Secured Revolving Line of Credit.
During the second quarter of 2018, we borrowed additional funds under our Senior Secured Term Loan A-2 and B-4 to fund the purchase of Callcredit, iovation and HPS as discussed above.
Hedge
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fixed our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at approximately 2.647% to 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,445.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,443.9 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counterparties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2019, we were in compliance with all debt covenants.
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
For additional information about our debt and hedge, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 9, “Debt.”
Recent Accounting Pronouncements
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” and Note 10, “Leases,” for information about recent accounting pronouncements and the impact on our consolidated financial statements.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. Although we believe that our estimates and judgments are reasonable, they are based on information available at the time, and actual results may differ significantly from these estimates under different conditions. See the “Application of Critical Accounting Estimates” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Significant Accounting and Reporting Policies,” to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019, for a description of the significant accounting estimates used in the preparation of our consolidated financial statements.
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
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the Securities and Exchange Commission, and in this report under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect the impact of events or circumstances that may arise after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. Due to our acquisition of Callcredit during the second quarter 2018, we now have exposure to British pounds sterling in addition to other foreign currencies. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. As of March 31, 2019, our weighted-average interest rate on our variable rate debt is 4.43%, compared with 4.45% at December 31, 2018. This decrease is primarily due to the decrease in LIBOR during the past three months
There have been no other material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2018, for a full description of our material pending legal proceedings.
ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018, and this Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31	1,795	$60.37	—	$166.6
February 1 to February 28	585,923	63.05	—	$166.6
March 1 to March 31	351	64.85	—	$166.6
Total	588,069	$63.04	—
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

TransUnion

April 23, 2019	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

April 23, 2019	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)