Form 10-Q
period 2019-06-30
TransUnion
filed 2019-07-23
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number:
001-37470

TransUnion
(Exact name of registrant as specified in its charter)

Delaware	61-1678417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 West Adams,	Chicago,	IL	60661
(Address of principal executive offices)			(Zip code)
312-985-2000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Common Stock,	$0.01 par value	TRU	New York Stock Exchange
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

As of June 30, 2019, there were 187.8 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$194.7	$187.4
Trade accounts receivable, net of allowance of $16.3 and $13.5	489.2	456.8
Other current assets	185.7	136.5
Current assets of discontinued operations	—	60.8
Total current assets	869.6	841.5
Property, plant and equipment, net of accumulated depreciation and amortization of $410.6 and $366.2	215.1	220.3
Goodwill	3,352.5	3,293.6
Other intangibles, net of accumulated amortization of $1,347.0 and $1,206.7	2,449.4	2,548.1
Other assets	240.7	136.3
Total assets	$7,127.3	$7,039.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$178.7	$169.9
Short-term debt and current portion of long-term debt	86.4	71.7
Other current liabilities	310.6	284.1
Current liabilities of discontinued operations	—	22.8
Total current liabilities	575.7	548.5
Long-term debt	3,831.5	3,976.4
Deferred taxes	461.3	478.0
Other liabilities	150.3	54.7
Total liabilities	5,018.8	5,057.6
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2019 and December 31, 2018, 192.6 million and 190.0 million shares issued at June 30, 2019 and December 31, 2018, respectively, and 187.8 million shares and 185.7 million shares outstanding as of June 30, 2019 and December 31, 2018, respectively	1.9	1.9
Additional paid-in capital	1,976.4	1,947.3
Treasury stock at cost; 4.8 million and 4.2 million shares at June 30, 2019 and December 31, 2018, respectively	(177.1)	(139.9)
Retained earnings	506.1	363.1
Accumulated other comprehensive loss	(296.2)	(282.7)
Total TransUnion stockholders’ equity	2,011.1	1,889.7
Noncontrolling interests	97.4	92.5
Total stockholders’ equity	2,108.5	1,982.2
Total liabilities and stockholders’ equity	$7,127.3	$7,039.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$661.9	$563.1	$1,281.2	$1,100.5
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	216.2	189.1	424.3	371.4
Selling, general and administrative	196.7	171.6	392.4	334.9
Depreciation and amortization	89.2	68.0	182.7	134.6
Total operating expenses	502.2	428.7	999.4	840.9
Operating income	159.7	134.4	281.8	259.6
Non-operating income and (expense)
Interest expense	(45.2)	(25.9)	(90.2)	(48.5)
Interest income	1.8	1.4	3.3	2.1
Earnings from equity method investments	3.3	2.9	7.1	5.2
Other income and (expense), net	26.7	(39.7)	19.9	(42.3)
Total non-operating income and (expense)	(13.4)	(61.3)	(59.9)	(83.5)
Income from continuing operations before income taxes	146.3	73.1	221.8	176.1
Provision for income taxes	(39.4)	(15.8)	(39.9)	(43.5)
Income from continuing operations	107.0	57.3	181.9	132.6
Discontinued operations, net of tax	(3.0)	—	(4.6)	—
Net income	104.0	57.3	177.3	132.6
Less: net income attributable to the noncontrolling interests	(2.5)	(2.3)	(4.9)	(4.5)
Net income attributable to TransUnion	$101.5	$55.0	$172.4	$128.1

Income from continuing operations	$107.0	$57.3	$181.9	$132.6
Less: income from continuing operations attributable to noncontrolling interests	(2.5)	(2.3)	(4.9)	(4.5)
Income from continuing operations attributable to TransUnion	104.5	55.0	177.0	128.2
Discontinued operations, net of tax	(3.0)	—	(4.6)	—
Net income attributable to TransUnion	$101.5	$55.0	$172.4	$128.1

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.56	$0.30	$0.95	$0.70
Discontinued operations, net of tax	(0.02)	—	(0.02)	—
Net Income attributable to TransUnion	$0.54	$0.30	$0.92	$0.70
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.55	$0.29	$0.93	$0.67
Discontinued operations, net of tax	(0.02)	—	(0.02)	—
Net Income attributable to TransUnion	$0.53	$0.29	$0.90	$0.67
Weighted-average shares outstanding:
Basic	187.5	184.3	187.1	184.0
Diluted	191.3	190.8	191.2	190.5

As a result of displaying amounts in millions, rounding differences may exist in the table above.
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$104.0	$57.3	$177.3	$132.6
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(42.5)	(80.9)	23.9	(65.9)
(Expense) benefit for income taxes	(0.1)	0.7	(0.3)	0.1
Foreign currency translation, net	(42.6)	(80.2)	23.6	(65.8)
Hedge instruments:
Net change on interest rate cap	(7.1)	4.2	(11.7)	14.1
Net change on interest rate swap	(24.3)	—	(38.1)	—
Cumulative effect of adopting ASU 2017-12	—	—	1.0	—
Benefit (expense) for income taxes	7.9	(1.0)	12.4	(3.5)
Hedge instruments, net	(23.5)	3.2	(36.4)	10.6
Available-for-sale debt securities:
Net unrealized loss	—	(0.1)	—	(0.1)
Benefit for income taxes	—	—	—	—
Available-for-sale debt securities, net	—	(0.1)	—	(0.1)
Total other comprehensive income (loss), net of tax	(66.1)	(77.1)	(12.8)	(55.3)
Comprehensive income	37.9	(19.8)	164.5	77.3
Less: comprehensive income (loss) attributable to noncontrolling interests	(3.2)	0.9	(5.7)	(1.4)
Comprehensive income (loss) attributable to TransUnion	$34.7	$(18.9)	$158.8	$75.9
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$177.3	$132.6
Add: loss from discontinued operations, net of tax	4.6	—
Income from continuing operations	181.9	132.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182.7	134.6
Loss on debt financing transactions	0.8	11.9
Amortization and (gain) loss on fair value of hedge instrument	—	(0.7)
Net (gain) impairment from adjustments to the carrying value of investments in nonconsolidated affiliates	(22.6)	1.4
Equity in net income of affiliates, net of dividends	1.4	(0.2)
Deferred taxes	0.1	(8.9)
Amortization of discount and deferred financing fees	3.2	1.6
Stock-based compensation	16.6	21.3
Payment of contingent obligation	(0.4)	—
Provision for losses on trade accounts receivable	5.6	3.4
Other	1.2	1.8
Changes in assets and liabilities:
Trade accounts receivable	(32.6)	(46.6)
Other current and long-term assets	(34.8)	(17.4)
Trade accounts payable	6.1	25.9
Other current and long-term liabilities	(0.9)	(30.2)
Cash provided by operating activities of continuing operations	308.3	230.5
Cash used in operating activities of discontinued operations	(7.3)	—
Cash provided by operating activities	301.0	230.5
Cash flows from investing activities:
Capital expenditures	(88.0)	(70.4)
Proceeds from sale of trading securities	3.3	1.8
Purchases of trading securities	(1.7)	(1.8)
Proceeds from sale of other investments	10.5	4.5
Purchases of other investments	(19.8)	(14.1)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(45.9)	(1,801.2)
Proceeds from disposals of discontinued operations, net of cash on hand	40.3	(0.5)
Other	(6.5)	—
Cash used in investing activities	(107.8)	(1,881.7)
Cash flows from financing activities:
Proceeds from Senior Secured Term Loan B-4	—	1,000.0
Proceeds from Senior Secured Term Loan A-2	—	800.0
Proceeds from senior secured revolving line of credit	—	125.0
Payments of senior secured revolving line of credit	—	(135.0)
Repayments of debt	(133.9)	(24.2)
Debt financing fees	—	(33.6)
Proceeds from issuance of common stock and exercise of stock options	12.8	14.1
Dividends to shareholders	(28.5)	(13.8)
Distributions to noncontrolling interests	(0.8)	(0.1)
Employee taxes paid on restricted stock units recorded as treasury stock	(36.9)	(0.5)
Cash (used in) provided by financing activities	(187.3)	1,731.9
Effect of exchange rate changes on cash and cash equivalents	1.4	(4.2)
Net change in cash and cash equivalents	7.3	76.5
Cash and cash equivalents, beginning of period	187.4	115.8
Cash and cash equivalents, end of period	$194.7	$192.3
As a result of displaying amounts in millions, rounding differences may exist in the table above.
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2017	183.2	$1.9	$1,863.5	$(138.8)	$137.4	$(135.3)	$95.9	$1,824.6
Net income	—	—	—	—	73.1	—	2.3	75.4
Other comprehensive income	—	—	—	—	—	21.7	0.1	21.8
Stock-based compensation	—	—	8.9	—	—	—	—	8.9
Employee share purchase plan	0.1	—	4.8	—	—	—	—	4.8
Exercise of stock options	0.7	—	5.3	—	—	—	—	5.3
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Cumulative effect of adopting Topic 606, net of tax	—	—	—	—	(6.0)	—	(0.1)	(6.1)
Cumulative effect of adopting ASC 2016-16	—	—	—	—	(2.2)	—	—	(2.2)
Balance, March 31, 2018	184.0	1.9	1,882.5	(139.2)	202.3	(113.6)	98.2	1,932.1
Net income	—	—	—	—	55.0	—	2.3	57.3
Other comprehensive income	—	—	—	—	—	(73.9)	(3.2)	(77.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Noncontrolling interests of acquired businesses	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	11.5	—	—	—	—	11.5
Exercise of stock options	0.7	—	4.7	—	—	—	—	4.7
Treasury stock purchased	—	—	—	(0.1)	—	—	—	(0.1)
Dividends to shareholders	—	—	—	—	(14.1)	—	—	(14.1)
Balance, June 30, 2018	184.7	$1.9	$1,898.7	$(139.3)	$243.2	$(187.5)	$97.3	$1,914.3

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2018	185.7	$1.9	$1,947.3	$(139.9)	$363.1	$(282.7)	$92.5	$1,982.2
Net income	—	—	—	—	70.9	—	2.4	73.4
Other comprehensive income	—	—	—	—	—	53.2	0.1	53.3
Stock-based compensation	—	—	9.2	—	—	—	—	9.2
Employee share purchase plan	0.1	—	6.9	—	—	—	—	6.9
Exercise of stock options	0.5	—	4.2	—	—	—	—	4.2
Vesting of restricted stock units	1.6	—	—	—	—	—	—	—
Treasury stock purchased	(0.6)	—	—	(37.1)	—	—	—	(37.1)
Dividends to shareholders	—	—	—	—	(14.2)	—	—	(14.2)
Cumulative effect of adopting ASU 2017-12	—	—	—	—	(1.0)	—	—	(1.0)
Balance, March 31, 2019	187.3	1.9	1,967.6	(177.0)	418.8	(229.4)	95.0	2,076.9
Net income	—	—	—	—	101.5	—	2.5	104.0
Other comprehensive income	—	—	—	—	—	(66.8)	0.7	(66.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Exercise of stock options	0.5	—	2.7	—	—	—	—	2.7
Treasury stock purchased	—	—	—	(0.1)	—	—	—	(0.1)
Dividends to shareholders	—	—	—	—	(14.2)	—	—	(14.2)
Balance, June 30, 2019	187.8	$1.9	$1,976.4	$(177.1)	$506.1	$(296.2)	$97.4	$2,108.5
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
Subsequent Events
Events and transactions occurring through the date of issuance of the financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or notes to the consolidated financial statements. See Note 16, "Subsequent Event," for additional information.
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
On August 27, 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify the disclosure requirements in Topic 820 by removing, adding or modifying certain fair value measurement disclosures. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. This new guidance only impacts our future disclosures, with no impact to our current disclosures.
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
Callcredit’s 2018 revenue and operating income since the date of acquisition for the three and six months ended June 30, 2018, are included as part of the International segment in the accompanying consolidated statements of income and are not material.
For the six months ended June 30, 2018, on a pro-forma basis assuming the transaction occurred on January 1, 2017, combined pro-forma revenue of TransUnion and Callcredit was $1,188.2 million and combined pro-forma net income from continuing operations was $118.8 million. For the six months ended June 30, 2018, combined pro-forma net income from continuing operations was adjusted to exclude $18.2 million of acquisition-related costs and $9.4 million of financing costs expensed in 2018.
We identified and categorized certain operations of Callcredit that we do not consider core to our business as discontinued operations of our International segment as of the date of acquisition. These discontinued operations consist of businesses that do not align with our stated strategic objectives. As of June 30, 2019, we have disposed of all of these businesses and do not expect to have a significant continuing involvement with any of these operations. At December 31, 2018, we categorized the assets and liabilities of these discontinued operations on separate lines on the face of our balance sheet and reflect them as of the date of acquisition as discontinued operations in the table below.

Purchase Price Allocation
The final allocation of the purchase price, including our estimate of the fair values of the identifiable assets and goodwill, to the assets acquired and liabilities assumed on the date of acquisition, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$20.8
Property and equipment	3.2
Goodwill(1)	757.1
Identifiable intangible assets	720.1
All other assets	55.0
Assets of discontinued operations(2)	57.1
Total assets acquired	1,613.3

All other liabilities	(185.5)
Liabilities of discontinued operations(2)	(19.6)
Net assets of the acquired company	$1,408.2

(1)	For tax purposes, none of the goodwill is tax deductible.

(2)	We have categorized certain businesses of Callcredit as discontinued operations in our consolidated financial statements. As of June 30, 2019, we have disposed of all of these businesses.
We recorded the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed as goodwill in a new reportable unit in our International segment. The purchase price of Callcredit exceeded the preliminary fair value of the net assets acquired primarily due to growth opportunities, the assembled workforce, synergies associated with internal use software and other technological and operational efficiencies.

Identifiable Amortizable Intangible Assets
The fair values of the amortizable intangible assets acquired consisted of the following:

(in millions)	Estimated Useful Life	Fair Value
Database and credit files	15 years	$502.0
Customer relationships	15 years	155.0
Technology and software	5 years	62.4
Trademarks	2 years	0.7
Total identifiable assets		$720.1
We estimate the weighted-average useful life of the identifiable intangible assets to be approximately 14.1 years, resulting in approximately $51.0 million of annual amortization.
Acquisition Costs
As of June 30, 2019, we have incurred approximately $20.4 million of acquisition-related costs, including $19.9 million incurred in prior years. These costs include investment banker fees, legal fees, due diligence and other external costs that we have recorded in other income and expense. We may incur additional acquisition-related costs, including legal fees, valuation fees and other professional fees in the next several quarters that we will record in other income and expense.
Other Acquisitions
During the second quarter of 2018, we acquired 100% of the equity of iovation, Inc. (“iovation”) and Healthcare Payment Specialists, LLC (“HPS”). During the fourth quarter of 2018, we acquired 100% of the equity of Rubixis, Inc (“Rubixis”). During the second quarter of 2019, we acquired 100% of the equity of TruSignal, Inc. (“TruSignal”).
iovation is a provider of advanced device identity and consumer authentication services that helps businesses and consumers safely transact in a digital world. HPS provides expertise and technology solutions to help medical care providers maximize Medicare reimbursements. Rubixis is an innovative healthcare revenue cycle solutions company that helps providers maximize reimbursement from insurance payers. TruSignal is an innovative leader in people-based marketing technology for Fortune 500 brands, agencies, platforms, publishers and data owners.
The results of operations of iovation, HPS, Rubixis, and TruSignal, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets segment (formerly U.S. Information Services) in our consolidated statements of income since the date of the acquisition.
We finalized the purchase accounting for iovation and HPS during the second quarter of 2019. The final allocation of the purchase price for these two entities resulted in $230.2 million of goodwill and $208.5 million of amortizable intangible assets recorded in addition to what we recorded for Callcredit as discussed above. The weighted-average useful lives of the amortizable intangible assets are approximately 10.6 years, resulting in approximately $19.7 million of annual amortization.

3. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2019:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$12.0	$9.7	$2.3	$—
Available-for-sale debt securities	3.0	—	3.0	—
Interest rate caps	2.2	—	2.2	—
Total	$17.2	$9.7	$7.5	$—

Liabilities
Interest rate swaps	$(48.9)	$—	$(48.9)	$—
Contingent consideration	(7.6)	—	—	(7.6)
Total	$(56.5)	$—	$(48.9)	$(7.6)

Level 1 instruments consist of exchange-traded mutual funds. Exchange-traded mutual funds are trading securities valued at their current market prices. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants.
Level 2 instruments consist of pooled separate accounts, foreign exchange-traded corporate bonds and interest rate caps and swaps. Pooled separate accounts are designated as trading securities valued at net asset values. These securities relate to the nonqualified deferred compensation plan held in trust for the benefit of plan participants. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. The interest rate caps and swaps fair values are determined using the market standard methodology of discounting the future expected net cash flows that would occur if variable interest rates rise above the strike rate of the caps and swaps, taking into consideration the cash payments related to financing the premium of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. See Note 9, “Debt,” for additional information regarding interest rate caps and swaps.
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
Level 3 instruments consist of contingent obligations related to companies we have acquired with remaining maximum payouts totaling $11.3 million. These obligations are contingent upon meeting certain quantitative or qualitative performance metrics through 2019, and are included in other current liabilities on our balance sheet. The fair values of the obligations are determined based on an income approach, using our expectations of the future expected earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three months ended June 30, 2019, we recorded a gain of $0.9 million as a result of changes to the fair value of these obligations. During the six months ended June 30, 2019, there were no significant gains or losses as a result of changes to the fair value of these obligations.

4. Other Current Assets
Other current assets consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Prepaid expenses	$89.5	$77.1
Other investments	43.9	23.6
Income taxes receivable	17.9	5.5
Other receivable	14.8	14.3
Marketable securities	3.0	2.9
Contract assets	2.0	1.0
Deferred financing fees	0.6	0.6
Other	14.0	11.5
Total other current assets	$185.7	$136.5
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. Other receivables include amounts recoverable under insurance policies for certain litigation costs. See Note 12, “Revenue,” for a further discussion about our contract assets.
5. Other Assets
Other assets consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Investments in nonconsolidated affiliates	$128.9	$81.9
Right-of-use lease assets	76.6	—
Marketable securities	12.0	12.4
Other investments	4.7	12.4
Deposits	4.2	3.8
Notes receivable from affiliated companies	4.0	1.0
Interest rate caps	2.2	16.5
Deferred financing fees	1.3	1.6
Other	6.8	6.7
Total other assets	$240.7	$136.3
See Note 6, “Investments in Nonconsolidated Affiliates,” for additional information about our investments in nonconsolidated affiliates. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). As a result, we have recorded an ROU lease assets, which represent the fair value of the right to use our long-term leased assets over their lease terms. See Note 10, “Leases,” for additional information about our right-of-use lease assets. See Note 9, “Debt,” for additional information about our interest rate caps. Other investments include non-negotiable certificates of deposit that are recorded at their carrying value.
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
During 2019, we recorded a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, partially offset by $8.6 million of impairments of other Cost Method investments. The net gain was included in other income and expense in the consolidated statements of income. There were no material gain or loss adjustments to our investments in nonconsolidated affiliates during the three and six months ended June 30, 2018.
Investments in nonconsolidated affiliates consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Equity method investments	$43.7	$44.0
Cost Method Investments	85.2	37.9
Total investments in nonconsolidated affiliates	$128.9	$81.9

These balances are included in other assets in the consolidated balance sheets. The increase in cost method investments is due to the net gains on certain previous Consumer Interactive and U.S. Markets Cost Method investments discussed above that we recorded in other income and expense, a new investment made by our U.S. Markets segment, and an incremental investment in one of our current Consumer Interactive segment investments.
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Earnings from equity method investments	3.3	2.9	7.1	5.2
Dividends received from equity method investments	8.0	4.3	8.5	5.0

Dividends received from Cost Method Investments for the three and six months ended June 30, 2019, was $0.7 million in each period, and for the three and six months ended June 30, 2018, was $0.7 million in each period.
7. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Deferred revenue	$93.5	$73.1
Accrued payroll	75.3	102.5
Accrued legal and regulatory	36.5	33.2
Income taxes payable	24.9	17.0
Accrued employee benefits	23.9	35.1
Operating lease liabilities	19.2	—
Accrued interest	4.0	2.5
Contingent consideration	7.6	1.2
Other	25.7	19.5
Total other current liabilities	$310.6	$284.1

Deferred revenue increased primarily due to annual minimum billings, primarily in our United Kingdom business, that we have a contractual right to invoice. See Note 12, “Revenue,” for additional information about our deferred revenue. The decrease in accrued payroll was due primarily to the payment of accrued annual bonuses during the first quarter of 2019 that were earned in 2018. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). As a result, we have recorded the discounted present value of all future lease payments over the terms of the corresponding leases as a liability for our long-term leases. See Note 8,

“Other Liabilities” for the long-term portion of this liability and Note 10, “Leases” for additional information about our leases. See Note 3, “Fair Value,” for additional information related to our contingent consideration obligations.
8. Other Liabilities
Other liabilities consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Operating lease liabilities	$63.4	$—
Interest rate swap	48.9	10.7
Unrecognized tax benefits	19.8	19.6
Retirement benefits	12.7	10.2
Income tax payable	1.9	5.0
Deferred revenue	2.9	0.9
Contingent consideration	—	0.1
Other	0.7	8.2
Total other liabilities	$150.3	$54.7

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
9. Debt
Debt outstanding consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Senior Secured Term Loan B-3, payable in quarterly installments through April 9, 2023, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.40% at June 30, 2019, and 4.52% at December 31, 2018), net of original issue discount and deferred financing fees of $4.0 million and $3.7 million, respectively, at June 30, 2019, and original issue discount and deferred financing fees of $5.0 million and $4.6 million, respectively, at December 31, 2018	$1,783.9	$1,892.0
Senior Secured Term Loan A-2, payable in quarterly installments through August 9, 2022, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.15% at June 30, 2019, and 4.27% at December 31, 2018), net of original issue discount and deferred financing fees of $2.4 million and $3.1 million, respectively, at June 30, 2019, and original issue discount and deferred financing fees of $2.8 million and $3.6 million, respectively, at December 31, 2018	1,151.9	1,166.0
Senior Secured Term Loan B-4, payable in quarterly installments through June 19, 2025, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.40% at June 30, 2019, and 4.52% at December 31, 2018), net of original issue discount and deferred financing fees of $2.2 million and $9.9 million, respectively, at June 30, 2019, and original issue discount and deferred financing fees of $2.3 million and $10.7 million, respectively, at December 31, 2018	977.9	982.0
Senior Secured Revolving Line of Credit	—	—
Other notes payable	3.6	7.3
Finance leases	0.6	0.8
Total debt	3,917.9	4,048.1
Less short-term debt and current portion of long-term debt	(86.4)	(71.7)
Total long-term debt	$3,831.5	$3,976.4

Excluding any potential additional principal payments which may become due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at June 30, 2019, were as follows:

(in millions)	June 30, 2019
2019	$37.7
2020	93.7
2021	89.9
2022	1,044.9
2023	1,732.1
Thereafter	945.0
Unamortized original issue discounts and deferred financing fees	(25.4)
Total debt	$3,917.9

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
During the second quarter of 2019, we prepaid $100.0 million of our outstanding Senior Secured Term Loan B-3. As a result of these prepayments, we expensed $0.9 million of our unamortized original issue discount and deferred financing fees.
As of June 30, 2019, we had no outstanding balance under the Senior Secured Revolving Line of Credit and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2019, we were in compliance with all debt covenants.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fixed our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt between a range of 2.647% to 2.706% . We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,440.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,436.0 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counterparties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.

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
The change in the fair value of the swaps resulted in an unrealized loss of $24.3 million ($18.2 million, net of tax) and $38.1 million ($28.6 million, net of tax) for the three and six months ended June 30, 2019, respectively, recorded in other comprehensive income. Interest expense on the swaps in the three and six months ended June 30, 2019 was expense of $0.6 million ($0.5 million, net of tax) and $1.2 million ($0.9 million, net of tax), respectively. We expect to recognize a loss of approximately $11.7 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.
The change in the fair value of the caps resulted in an unrealized loss of $7.1 million ($5.3 million, net of tax) and $11.7 million ($8.8 million, net of tax) for the three and six months ended June 30, 2019, respectively, recorded in other comprehensive income. The change in the fair value of the caps resulted in an unrealized gain of $4.3 million ($3.2 million, net of tax) and $14.2 million ($10.6 million, net of tax) for the three and six months ended June 30, 2018, respectively, recorded in other comprehensive income. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2019, was income of $1.3 million ($1.0 million, net of tax) and $3.0 million ($2.2 million, net of tax), respectively. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2018, was income of $0.5 million ($0.4 million, net of tax) and $0.3 million ($0.2 million, net of tax), respectively. We expect to reclassify a gain of approximately $4.9 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of June 30, 2019, the fair value of our variable-rate Senior Secured Term Loan A-2, excluding original issue discounts and deferred fees, approximates the carrying value. As of June 30, 2019, the fair value of our Senior Secured Term Loan B-3 and B-4, excluding original issue discounts and deferred fees, was $1,791.6 million and $990.0 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
10. Leases
Upon adoption of Topic 842 on January 1, 2019, our lease obligations consisted of operating leases for office space and data centers and a small number of finance leases for equipment. Our operating leases have remaining lease terms of up to 13.3 years, with a weighted-average remaining lease term of 5.6 years. We have options to extend many of our operating leases for an additional period of time and options to terminate early several of our operating leases. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if we are reasonably certain to exercise the option, periods covered by an option to terminate the lease if we are reasonably certain not to exercise the option, and periods covered by an option to extend or not to terminate the lease in which the exercise of the option is controlled by the lessor.
On the commencement date of an operating lease, we record an ROU asset, which represents our right to use or control the use of a specified asset for the lease term, and an offsetting lease liability, which represents our obligation to make lease payments arising from the lease, based on the present value of the net fixed future lease payments due over the initial lease term. We use an estimate of our incremental borrowing rate as the discount rate to determine the present value of the net fixed future lease payments, except for leases where the interest rate implicit in the lease is readily determinable. Upon adoption and as of June 30, 2019, the weighted-average discount rate used to calculate the present value of the fixed future lease payments was 5.7%.
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
Our operating lease costs, including fixed, variable and short-term lease costs, were $6.9 million and $6.1 million for the three months ended June 30, 2019 and 2018, respectively and $14.2 million and $11.6 million for the six months ended June 30, 2019 and 2018. Cash paid for operating leases are included in operating cash flows, and were $7.2 million and $6.5 million for the three months ended June 30, 2019 and 2018, respectively and $15.0 million and $11.5 million for the six months ended June 30, 2019 and 2018. Our finance lease amortization expense, interest expense, and cash paid were not significant for the reported periods.
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
Future fixed payments for non-cancelable operating leases and finance leases in effect as of June 30, 2019, are payable as follows:

(in millions)	Operating Leases	Finance Leases	Total
2019	$10.8	$0.3	$11.1
2020	22.6	0.3	22.9
2021	18.8	0.1	18.9
2022	11.8	—	11.8
2023	9.7	—	9.7
Thereafter	23.5	—	23.5
Less imputed interest	(14.6)	(0.1)	(14.7)
Totals	$82.6	$0.6	$83.2

11. Stockholders’ Equity
Common Stock
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On February 21, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on March 7, 2019. The total dividend declared was $14.3 million, of which $14.0 million was paid on March 22, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. On May 9, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on May 23, 2019. The total dividend declared was $14.3 million, of which $14.1 million was paid on June 7, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. In the first quarter of 2019, we also paid $0.4 million of dividend equivalents that were declared in 2018 to employees whose restricted stock units vested in 2019 and reversed $0.1 million of dividend equivalents previously declared but forfeited in the first quarter of 2019.
Treasury Stock
During the first quarter of 2019, 1.6 million outstanding employee restricted stock units vested and became taxable to the employees. The employees used 0.6 million shares of the vested stock to satisfy their payroll tax withholding obligations in a net share settlement arrangement whereby the employees received 1.0 million of the shares and gave TransUnion the remaining 0.6 million shares that we have recorded as treasury stock. We remitted cash equivalent to the $36.8 million vest date value of the treasury stock to the respective governmental agencies in settlement of the employee withholding tax obligations. On occasion, as other stock units vest or stock options are exercised, employees use shares of stock to satisfy their payroll tax withholding obligations in a net settlement arrangement and we remit the equivalent value of those shares to the respective governmental agencies.
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of June 30, 2019.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of June 30, 2019. Contract liabilities include current and long-term deferred revenue which are included in other current liabilities and other liabilities. We expect to recognize the December 31, 2018 current deferred revenue as revenue during 2019. The long-term deferred revenue is not significant.
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
As of June 30, 2019, there were 1.1 million contingently-issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.
As of June 30, 2018, there were less than 0.1 million contingently-issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Income from continuing operations	$107.0	$57.3	$181.9	$132.6
Less: income from continuing operations attributable to noncontrolling interests	(2.5)	(2.3)	(4.9)	(4.5)
Income from continuing operations attributable to TransUnion	104.5	55.0	177.0	128.2
Discontinued operations, net of tax(1)	(3.0)	—	(4.6)	—
Net income attributable to TransUnion	$101.5	$55.0	$172.4	$128.1

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.56	$0.30	$0.95	$0.70
Discontinued operations, net of tax	(0.02)	—	(0.02)	—
Net Income attributable to TransUnion	$0.54	$0.30	$0.92	$0.70
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.55	$0.29	$0.93	$0.67
Discontinued operations, net of tax	(0.02)	—	(0.02)	—
Net Income attributable to TransUnion	$0.53	$0.29	$0.90	$0.67
Weighted-average shares outstanding:
Basic	187.5	184.3	187.1	184.0
Diluted	191.3	190.8	191.2	190.5

Anti-dilutive stock-based awards outstanding	—	—	0.1	—

(1)
Discontinued operations for the three and six months ended June 30, 2018 rounds to zero. As a result of displaying amounts in millions, there is a rounding difference in the six months ended June 30, 2018.

14. Income Taxes
For the three months ended June 30, 2019, we reported an effective tax rate of 26.9%, which was higher than the 21% U.S. federal statutory rate due primarily to $4.9 million in state taxes, $7.8 million in foreign taxes resulting from jurisdictions which have effective tax rates higher than the U.S. federal statutory rate, and $2.2 million in other discrete tax items, partially offset by $6.3 million of excess tax benefits on stock-based compensation.
For the six months ended June 30, 2019, we reported an effective tax rate of 18.0%, which was lower than the 21% U.S. federal statutory rate due primarily to $27.3 million of excess tax benefits on stock-based compensation, partially offset by $12.1 million in foreign taxes for the same reasons as stated above, $7.0 million in state taxes and $1.5 million in other discrete items.
For the three months ended June 30, 2018, we reported an effective tax rate of 21.7%, which was higher than the 21% U.S. federal statutory rate due primarily to $10.3 million of tax expense related to the impact of the Tax Cuts and Jobs Act of 2017 (the “Act”), foreign rate differential, unrecognized tax benefits, and non-deductible acquisition and other costs, partially offset by $9.8 million of excess tax benefits on stock-based compensation.
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
The total amount of unrecognized tax benefits was $19.8 million as of June 30, 2019, and $19.6 million as of December 31, 2018. The amounts that would affect the effective tax rate if recognized are $13.1 million and $12.3 million, respectively. There were no significant liabilities for accrued interest or penalties on income taxes as of June 30, 2019 or December 31, 2018. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Generally, tax years 2010 and forward remain open for examination in some foreign jurisdictions, 2011 and forward in some state jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal income tax purposes.
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
We have three reportable segments, U. S. Markets (formerly U.S. Information Services), International, and Consumer Interactive, and the Corporate unit, which provides support services to each of the segments. Our CODM uses the profit measure of Adjusted EBITDA, on both a consolidated and segment basis, to allocate resources and assess performance of our businesses. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. Our board of directors and executive management team also use Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours.
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
The following is a more detailed description of our three reportable segments and the Corporate unit, which provides support services to each segment:

U.S. Markets
U.S. Markets provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for the following verticals:

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

International
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics services, decisioning capabilities, and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.
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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenue:
U.S. Markets:
Financial Services	$213.0	$192.6	$402.1	$375.2
Emerging Verticals	192.9	165.6	372.6	325.3
Total U.S. Markets	405.9	358.2	774.7	700.5

International:
Canada	25.4	24.2	48.4	45.9
Latin America	26.2	25.8	51.5	51.0
United Kingdom	46.6	7.7	88.8	7.7
Africa	14.0	15.6	29.0	32.6
India	24.9	18.9	52.6	39.1
Asia Pacific	14.0	14.1	26.8	26.0
Total International	151.1	106.3	297.1	202.3

Total Consumer Interactive	123.6	117.6	246.9	235.5

Total revenue, gross	$680.5	$582.1	$1,318.7	$1,138.2

Intersegment revenue eliminations:
U.S. Markets	$(17.2)	$(17.5)	$(34.7)	$(34.9)
International	(1.3)	(1.4)	(2.5)	(2.6)
Consumer Interactive	(0.2)	(0.2)	(0.4)	(0.3)
Total intersegment eliminations	(18.6)	(19.0)	(37.5)	(37.8)
Total revenue as reported	$661.9	$563.1	$1,281.2	$1,100.5

Adjusted EBITDA
U.S. Markets	$175.4	$147.9	$317.5	$281.2
International	59.6	41.2	124.5	74.3
Consumer Interactive	59.1	58.0	119.3	114.9
Corporate	(30.4)	(26.4)	(58.7)	(47.1)
Consolidated Adjusted EBITDA	$263.7	$220.6	$502.6	$423.3
As a result of displaying amounts in millions, rounding differences may exist in the table above.

A reconciliation of net income attributable to TransUnion to Adjusted EBITDA for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$101.5	$55.0	$172.4	$128.1
Discontinued operations	3.0	—	4.6	—
Net income from continuing operations attributable to TransUnion	104.5	55.0	177.0	128.2
Net interest expense	43.4	24.5	86.9	46.4
Provision (benefit) for income taxes	39.4	15.8	39.9	43.5
Depreciation and amortization	89.2	68.0	182.7	134.6
EBITDA	276.4	163.4	486.5	352.6
Adjustments to EBITDA:
Acquisition revenue-related adjustments	1.7	—	5.9	—
Stock-based compensation	8.2	16.0	20.9	26.9
Mergers and acquisitions, divestitures and business optimization	(23.9)	25.9	(12.6)	29.2
Other	1.3	15.3	1.9	14.7
Total adjustments to EBITDA	(12.7)	57.2	16.2	70.7
Consolidated Adjusted EBITDA	$263.7	$220.6	$502.6	$423.3
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
U.S. Markets	$0.6	$0.6	$1.3	$1.3
International	2.7	2.3	5.8	3.9
Total	$3.3	$2.9	$7.1	$5.2

16. Subsequent Event
On July 12, 2019, the Company determined that TransUnion Limited, a Hong Kong entity in which the Company holds a 56.25 percent interest, has been the victim of criminal fraud. The incident involved employee impersonation and fraudulent requests targeting TransUnion Limited, which resulted in a series of fraudulently-induced wire transfers in early July 2019 totaling $17.8 million.
The Company has launched an internal investigation to determine the full extent of the fraud scheme and related potential exposure, and expects to record a one-time pre-tax charge of up to $17.8 million in the third quarter of 2019 as the result of this event. The Company self-discovered this fraudulent activity and promptly initiated contact with its bank as well as appropriate law enforcement authorities.
The Company may be limited in what information it can disclose because of the ongoing investigation. To date, the Company has not found any evidence of additional fraudulent activity. This incident did not result in any unauthorized access to any of the confidential consumer information or other data that we maintain. While this matter will result in some additional near-term expenses, the Company does not expect this incident to otherwise have a material impact on its business.
See our Current Report on Form 8-K dated July 18, 2019.

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
Segments
Over the past few years, we have completed a significant number of acquisitions that have transformed our business. We have also developed a significant number of new product offerings that have further diversified our portfolio of businesses. As a result of the evolution of our business, we have changed the disaggregated revenue and our measure of segment profit (Adjusted EBITDA) information that we provide to our chief operating decision makers (our “CODM”) to better align with how we manage the business. Accordingly, our disclosures around the disaggregation of our revenue and the measure of segment profit have been recast for all periods presented in this Quarterly Report on Form 10-Q to conform to the information used by our CODM. We have not changed our reportable segments and these changes do not impact our consolidated results. See Part 1, Item 1, Note 15, “Reportable Segments,” for further information about this change.
We manage our business and report disaggregated revenue and financial results in three reportable segments: U.S. Markets (formerly U.S. Information Services), International and Consumer Interactive.

•
The U.S. Markets segment provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for the financial services and emerging verticals.

•
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics services, decisioning capabilities, and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues can be significantly influenced by general macroeconomic conditions, including the availability of credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In the markets where we compete, we have generally seen good economic conditions and increased market stabilization over the past few years. In the United States, June set a record for the longest period of economic expansion in U.S. history at 121 months. One result of this record expansion is that we continue to see a healthy, well-functioning consumer lending market driven by the exceptionally strong labor market and continuing strong consumer confidence. During the second quarter of 2019, we saw continuing improvements that began late in the first quarter in the mortgage market due to the recent declines in mortgage rates and improvements in new and existing home sales, and some early indications of improvements in our customer’s marketing activity. Demand for consumer solutions continues to be strong due to consumer awareness of the risk of identity theft due to data breaches and increasingly available free credit information. These positive signs have been tempered by continuing uncertainty around trade policies and global economic growth. Internationally, we continue to see strong growth in key markets, tempered by uncertainty in our Africa region and ongoing concern over Brexit. Weakening foreign currencies, primarily in Latin America and Africa, lowered our reported results for 2019 compared with 2018.
Our revenues are also significantly influenced by industry trends, including the demand for information services in financial services, healthcare, insurance and other industries we serve. Companies are increasingly relying on business analytics and big-data technologies to help process data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate and analyze data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their information providers as well as solutions that fully integrate into their workflows. As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by currently under-served and under-banked customers. Demand for consumer solutions is rising, with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches, and more readily available free credit information. The complexity of existing regulations and the emergence of new regulations across both emerging and developed economies globally continue to make operations for businesses more challenging.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition.
Recent Developments
During the second quarter of 2019, we prepaid $100.0 million of our outstanding Senior Secured Term Loan B-3.

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842).This guidance, among other things, requires us to record the future discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-to-use” asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. This new guidance affects the comparability of our balance sheets as of June 30, 2019 compared with December 31, 2018. See Part 1, Item 1, Note 10, “Leases,” for additional information about our leases.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that fixes our LIBOR exposure on an additional portion of our existing senior secured term loans or similar replacement debt at approximately 2.647% to 2.706%.
During the second quarter of 2018, we borrowed a significant amount of additional debt against our senior secured credit facility to fund the purchase of three acquisitions as discussed in “Recent Acquisitions and Partnerships” below. During the second quarter of 2018, we borrowed a total of $125.0 million under the Senior Secured Revolving Line of Credit to fund an acquisition and for general corporate purposes. On June 19, 2018, we borrowed an additional $800.0 million against our Senior Secured Term Loan A-2 and $600.0 million against a new tranche 4 of our Senior Secured Term Loan B (“Senior Secured Term Loan B-4”) to fund the acquisition of Callcredit. On June 29, 2018, we borrowed an additional $400.0 million of our Senior Secured Term Loan B-4 to fund another acquisition and to repay a portion of our Senior Secured Revolving Line of Credit. These transactions affect the comparability of interest expense between 2019 and 2018 as further discussed in “Results of Operations - Non-Operating Income and Expense” below.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint and to enter new markets. Since January 1, 2018, we have completed the following acquisitions, including those that impact the comparability of our 2019 results with our 2018 results:

•
On May 22, 2019, we acquired 100% of the equity of TruSignal, Inc. (“TruSignal”). TruSignal is an innovative leader in people-based marketing technology for Fortune 500 brands, agencies, platforms, publishers and data owners. TruSignal uses predictive scoring, powered by artificial intelligence, to make big data actionable for one-to-one addressable marketing. The results of operations of TruSignal, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.

•
On April 16, 2019, we acquired a noncontrolling interest in the outstanding equity of Payfone, Inc. (“Payfone”). Payfone leverages mobile network data from a comprehensive set of providers and applies proprietary technology and solutions to determine if the device is being used by its rightful owner. We will record any future dividends in other income and expense when received. We measure our investment in Payfone at our initial cost, minus any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments in Payfone, with any adjustments recorded in other income and expense.

•
On April 15, 2019, we increased our noncontrolling interest investment in SavvyMoney, Inc. (“SavvyMoney”). We had previously increased our noncontrolling interest investment in SavvyMoney on June 22, 2018. Our initial investment in SavvyMoney was made on August 30, 2016. SavvyMoney is a provider of credit information services for bank and credit union users. We will record any future dividends in other income and expense when received. We measure our investment in SavvyMoney at our initial cost, minus any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments in SavvyMoney, with any adjustments recorded in other income and expense.

•
On October 15, 2018, we acquired 100% of the equity of Rubixis, Inc. (“Rubixis”). Rubixis is an innovative healthcare revenue cycle solutions company that helps providers maximize reimbursement from insurance payers. Rubixis brings specialized expertise in the management of denials and underpayments, two significant pain points for healthcare providers. The results of operations of Rubixis, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.

•
On June 29, 2018, we acquired 100% of the equity of iovation, Inc. (“iovation”). iovation is a provider of advanced device identity and consumer authentication services that helps businesses and consumers safely transact in a digital world. The results of operations of iovation, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.

•
On June 19, 2018, we acquired 100% of the equity of Callcredit Information Group, Ltd. (“Callcredit”). Callcredit is a United Kingdom-based information solutions company founded in 2000 that provides data, analytics and technology solutions to help businesses and consumers make informed decisions. The results of operations of Callcredit have been included as part of our International segment in our consolidated statements of income since the date of the acquisition. See Part I, Item I, “Notes to Unaudited Consolidated Financial Statements,” Note 2, “Business Acquisitions,” for further information about this acquisition.

•
On June 1, 2018, we acquired 100% of the equity of Healthcare Payment Specialists, LLC (“HPS”). HPS provides expertise and technology solutions to help medical care providers maximize Medicare reimbursements. The results of operations of HPS, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.

Key Components of Our Results of Operations
Revenue
The following is a more detailed description of how we derive and report revenue for our three reportable segments:
U.S. Markets
U.S. Markets provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for the following verticals:

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

International
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics services, decisioning capabilities, and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.
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
Results of Operations
Key Performance Measures
Over the past few years, we have completed a significant number of acquisitions that have transformed our business. We have also developed a significant number of new product offerings that have further diversified our portfolio of businesses. As a result of the evolution of our business, we have changed the disaggregated revenue and our measure of segment profit (Adjusted EBITDA) information that we provide to our chief operating decision makers (our “CODM”) to better align with how we manage the business. Accordingly, our disclosures around the disaggregation of our revenue and the measure of segment profit have been recast for all periods presented in this Quarterly Report on Form 10-Q to conform to the information used by our CODM. We have not changed our reportable segments and these changes do not impact our consolidated results. See Part 1, Item 1, Note 15, “Reportable Segments,” for further information about this change.

Management, including our CODM, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, segment Adjusted EBITDA, cash provided by operating activities and cash paid for capital expenditures and the non-GAAP measures Adjusted Revenue and consolidated Adjusted EBITDA. For the three and six months ended June 30, 2019 and 2018, these key indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue:
Consolidated revenue as reported	$661.9	$563.1	$98.8	17.5%	$1,281.2	$1,100.5	$180.7	16.4%
Acquisition revenue-related adjustments(1)	1.7	—	1.7	nm	5.9	—	5.9	nm
Consolidated Adjusted Revenue(2)	$663.6	$563.1	$100.5	17.9%	$1,287.1	$1,100.5	$186.6	17.0%
							—
U.S. Markets gross revenue	$405.9	$358.2	$47.7	13.3%	$774.7	$700.5	$74.1	10.6%
Acquisition revenue-related adjustments(1)	0.2	—	0.2	nm	0.4	—	0.4	nm
U.S. Markets gross Adjusted Revenue(2)	$406.0	$358.2	$47.8	13.3%	$775.0	$700.5	$74.5	10.6%

International gross revenue	$151.1	$106.3	$44.8	42.1%	$297.1	$202.3	$94.9	46.9%
Acquisition revenue-related adjustments(1)	1.6	—	1.6	nm	5.6	—	5.6	nm
International gross Adjusted Revenue(2)	$152.7	$106.3	$46.4	43.6%	$302.7	$202.3	$100.4	49.7%

Consumer Interactive gross revenue	$123.6	$117.6	$6.0	5.1%	$246.9	$235.5	$11.5	4.9%

Adjusted EBITDA(2):
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA(2):
Net income attributable to TransUnion	$101.5	$55.0	$46.4	84.4%	$172.4	$128.1	$44.2	34.5%
Discontinued operations	3.0	—	3.0	nm	4.6	—	4.6	nm
Net income from continuing operations attributable to TransUnion	104.5	55.0	49.4	89.8%	177.0	128.2	48.8	38.1%
Net interest expense	43.4	24.5	18.9	77.1%	86.9	46.4	40.5	87.5%
Provision for income taxes	39.4	15.8	23.5	nm	39.9	43.5	(3.6)	(8.2)%
Depreciation and amortization	89.2	68.0	21.2	31.2%	182.7	134.6	48.1	35.8%
EBITDA	276.4	163.4	113.0	69.2%	486.5	352.6	133.9	38.0%
Adjustments to EBITDA:
Acquisition revenue-related adjustments(1)	1.7	—	1.7	nm	5.9	—	5.9	n/m
Stock-based compensation(3)	8.2	16.0	(7.9)	(49.1)%	20.9	26.9	(6.0)	(22.2)%
Mergers and acquisitions, divestitures and business optimization(4)	(23.9)	25.9	(49.8)	nm	(12.6)	29.2	(41.8)	n/m
Other(5)	1.3	15.3	(14.0)	(91.8)%	1.9	14.7	(12.7)	(86.7)%
Total adjustments to EBITDA	(12.7)	57.2	(69.9)	(122.2)%	16.2	70.7	(54.6)	(77.2)%
Consolidated Adjusted EBITDA(2)	$263.7	$220.6	$43.1	19.5%	$502.6	$423.3	$79.4	18.7%

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
U.S. Markets Adjusted EBITDA	$175.4	$147.9	$27.6	18.6%	$317.5	$281.2	$36.2	12.9%
International Adjusted EBITDA	59.6	41.2	18.4	44.5%	124.5	74.3	50.3	67.7%
Consumer Interactive Adjusted EBITDA	59.1	58.0	1.1	1.9%	119.3	114.9	4.4	3.9%
Corporate	(30.4)	(26.4)	(4.0)	(14.9)%	(58.7)	(47.1)	(11.6)	(24.6)%
Consolidated Adjusted EBITDA(2)	$263.7	$220.6	$43.1	19.5%	$502.6	$423.3	$79.4	18.7%

Other metrics:
Cash provided by operating activities of continuing operations	$182.1	$129.5	$52.6	40.6%	$308.3	$230.5	$77.8	33.8%
Capital expenditures	$46.1	$43.5	$2.6	6.0%	$88.0	$70.4	$17.6	25.0%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.

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

2.
We define Adjusted Revenue as GAAP revenue adjusted for certain acquisition-related deferred revenue and non-core contract-related revenue. We define Adjusted EBITDA as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted Revenue as a supplemental measure of revenue because we believe it provides a basis to compare revenue between periods. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018.

3.	Consisted of stock-based compensation and cash-settled stock-based compensation.

4.
For the three months ended June 30, 2019, consisted of the following adjustments: a $(31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $(0.9) million adjustment to contingent consideration expense from previous acquisitions; a $(0.2) million reimbursement for transition services provided to the buyers of certain of our discontinued operations; $4.4 million of Callcredit integration costs; a $3.3 million loss on the impairment of a Cost Method investment; and $0.8 million of acquisition expenses.

For the six months ended June 30, 2019, consisted of the following adjustments: a $(31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; $(0.2) million reimbursement for transition services provided to the buyers of our discontinued operations; $8.6 million loss on the impairment of certain Cost Method investments; $8.5 million of Callcredit integration costs; and $1.6 million of acquisition expenses.
For the three months ended June 30, 2018, consisted of the following adjustments: $25.4 million of acquisition expenses; a $1.1 million loss on the divestiture of a small business operation; a $(0.3) million gain on a Cost Method investment resulting for an observable price change for a similar investment of the same issuer; and a $(0.3) million offset to the loss included in operating income adjustments on the divestiture of a small business operation for the portion that is attributable to the non-controlling interest.
For the six months ended June 30, 2018, consisted of the following adjustments: $27.1 million of acquisition expenses; a $1.6 million loss on the impairment of a Cost Method investment; a $1.1 million loss on the divestiture of a small business operation; a $(0.3) gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; and a $(0.3) million offset to the loss included in operating income adjustments on the divestiture of a small business operation for the portion that is attributable to the non-controlling interest.

5.
For the three months ended June 30, 2019, consisted of the following adjustments: $0.8 million of deferred loan fees written off as a result of the prepayments on our debt; $0.6 million of loan fees; and $(0.1) from currency remeasurement.

For the six months ended June 30, 2019, consisted of the following adjustments: $1.0 million of loan fees; $0.8 million of deferred loan fees written off as a result of the prepayments on our debt; $0.2 million from currency remeasurement.
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

Revenue
Revenue increased $98.8 million for the three months ended June 30, 2019 compared with the same period in 2018, due to organic growth in all of our segments, including both the U.S. Markets financial services and emerging verticals and most of the International regions, revenue from our recent acquisitions in our U.S. Markets and International segments, and revenue from new product initiatives, partially offset by the impact of weakening foreign currencies on revenue from our International segment. Acquisitions accounted for an increase in revenue of 8.9%. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.2%.
Revenue increased $180.7 million for the six months ended June 30, 2019 compared with the same period in 2018, due to organic growth in all of our segments, including both the U.S. Markets financial services and emerging verticals and all of the International regions, revenue from our recent acquisitions in our U.S. Markets and International segments, and revenue from new product initiatives, partially offset by the impact of weakening foreign currencies on revenue from our International segment. Acquisitions accounted for an increase in revenue of 10.0%. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.4%.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
U.S. Markets:
Financial Services	$213.0	$192.6	$20.4	10.6%	$402.1	$375.2	$26.9	7.2%
Emerging Verticals	192.9	165.6	27.3	16.5%	372.6	325.3	47.2	14.5%
U.S. Markets gross revenue	405.9	358.2	47.7	13.3%	774.7	700.5	74.1	10.6%

International:
Canada	25.4	24.2	1.1	4.7%	48.4	45.9	2.4	5.3%
Latin America	26.2	25.8	0.5	1.8%	51.5	51.0	0.6	1.1%
United Kingdom(1)	46.6	7.7	38.9	nm	88.8	7.7	81.1	nm
Africa	14.0	15.6	(1.6)	(10.2)%	29.0	32.6	(3.6)	(11.0)%
India	24.9	18.9	6.0	31.7%	52.6	39.1	13.5	34.6%
Asia Pacific	14.0	14.1	(0.1)	(1.0)%	26.8	26.0	0.9	3.3%
International gross revenue(1)	151.1	106.3	44.8	42.1%	297.1	202.3	94.9	46.9%

Consumer Interactive gross revenue	123.6	117.6	6.0	5.1%	246.9	235.5	11.5	4.9%

Total gross revenue	$680.5	$582.1	$98.4	16.9%	$1,318.7	$1,138.2	$180.5	15.9%

Intersegment revenue eliminations:
U.S. Markets	$(17.2)	$(17.5)	$0.3	(1.7)%	$(34.7)	$(34.9)	0.2	(0.6)%
International	(1.3)	(1.4)	0.1	(5.9)%	(2.5)	(2.6)	0.1	(3.9)%
Consumer Interactive	(0.2)	(0.2)	—	19.0%	(0.4)	(0.3)	(0.1)	31.1%
Total intersegment revenue eliminations	(18.6)	(19.0)	0.3	(1.8)%	(37.5)	(37.8)	0.2	(0.6)%
Total revenue as reported	$661.9	$563.1	$98.8	17.5%	$1,281.2	$1,100.5	$180.7	16.4%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
(1) We acquired Callcredit, which is our United Kingdom region in our International segment, on June 19, 2018. Our 2018 consolidated, International segment and United Kingdom region revenue, includes the activity of Callcredit from the date of acquisition, which obscures comparability of our results between periods.

U.S. Markets Segment
U.S. Markets revenue increased $47.7 million and $74.1 million for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to increases in revenue from both verticals, including increases from recent acquisitions of 5.4% and 5.3%, respectively.
Financial Services: Revenue increased $20.4 million and $26.9 million for the three and six months ended June 30, 2019, compared with the same period in 2018, due primarily to improvements in market conditions, new product initiatives, revenue from our recent acquisitions, and improvements in our credit marketing services revenue.
Emerging Verticals: Revenue increased $27.3 million and $47.2 million for the three and six months ended June 30, 2019, compared with the same period in 2018, due primarily to an increase of 8.7% and 8.6% from recent acquisitions in each respective period and increased volumes including new product initiatives and organic growth, particularly in the Insurance, Healthcare and Diversified Markets verticals.
International Segment
International revenue increased $44.8 million, or 42.1%, and $94.9 million, or 46.9%, for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to a 30.1% increase from our acquisition of Callcredit and higher revenue in most regions, partially offset by a decrease of 6.5% and 7.8% in each respective period from weakening foreign currencies, primarily in our Latin America and Africa regions. We acquired Callcredit, which is our United Kingdom region in our International segment, on June 19, 2018. Our International segment revenue includes the activity of Callcredit from the date of acquisition, which obscures comparability of our results between periods.
Canada: Revenue increased $1.1 million, or 4.7%, and $2.4 million, or 5.3%, for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to higher revenue from increased volumes including new product initiatives, partially offset by a decrease of 3.8% and 4.6% in each respective period from the impact of weakening foreign currencies.
Latin America: Revenue increased $0.5 million, or 1.8%, and $0.6 million, or 1.1%, for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to higher revenue from increased volumes including new product initiatives, offset by a decrease of 8.9% and 9.2% in each respective period from the impact of weakening foreign currencies.
United Kingdom: Revenue from continuing operations was $46.6 million and $88.8 million for the three and six months ended June 30, 2019, compared to $7.7 million in both periods in 2018, all attributable to our Callcredit acquisition. We acquired Callcredit on June 19, 2018, which obscures comparability of our results between periods.
Africa: Revenue decreased $1.6 million, or 10.2%, and $3.6 million, or 11.0%, for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to a decrease of 12.6% and 13.5% in each respective period from the impact of weakening foreign currencies, partially offset by higher revenue from increased volumes including new product initiatives.
India: Revenue increased $6.0 million, or 31.7%, and $13.5 million, or 34.6%, for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to higher revenue from increased volumes including new product initiatives, partially offset by a decrease of 5.5% and 9.5% in each respective period from the impact of weakening foreign currencies.
Asia Pacific: Revenue decreased $0.1 million, or 1.0%, and increased $0.9 million, or 3.3%, for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to lower direct-to-consumer revenue in Hong Kong that was only partially offset by increased volumes including new product initiatives. The impact of foreign currencies did not have a significant impact in either period.
Consumer Interactive Segment
Consumer Interactive revenue increased $6.0 million and $11.5 million for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to an increase in revenue from both our direct and indirect channels, partially offset by a decrease in incremental credit monitoring revenue due to a breach at a competitor.
Operating Expenses
Operating expenses for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of services	$216.2	$189.1	$27.1	14.3%	$424.3	$371.4	$52.9	14.2%
Selling, general and administrative	196.7	171.6	25.2	14.7%	392.4	334.9	57.5	17.2%
Depreciation and amortization	89.2	68.0	21.2	31.2%	182.7	134.6	48.1	35.8%
Total operating expenses	$502.2	$428.7	$73.5	17.1%	$999.4	$840.9	$158.6	18.9%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $27.1 million and $52.9 million for the three and six months ended June 30, 2019, compared with the same periods in 2018.
The increase was due primarily to:

•	operating and integration-related costs relating to the business acquisitions in our U.S. Markets and International segments, as we continue to invest in key strategic growth initiatives; and

•	an increase in product costs resulting from the increase in revenue, primarily in our U.S. Markets segment, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $25.2 million and $57.5 million for the three and six months ended June 30, 2019, compared with the same periods in 2018.
The increase was due primarily to:

•	operating and integration-related costs relating to the business acquisitions in our U.S. Markets and International segments, as we continue to invest in key strategic growth initiatives; and

•	an increase in labor costs, as we continue to invest in key strategic growth initiatives,

•	an increase in advertising costs, primarily in our Consumer Interactive segment;
partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $21.2 million and $48.1 million for the three and six months ended June 30, 2019, compared with the same periods in 2018, primarily in our International and U.S. Markets segment, due primarily to recent intangible and tangible fixed assets acquired with our recent International and U.S. Markets segment business acquisitions.

Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Adjusted Revenue:
U.S. Markets gross Adjusted Revenue	$406.0	$358.2	$47.8	13.3%	$775.0	$700.5	$74.5	10.6%
International gross Adjusted Revenue	152.7	106.3	46.4	43.6%	302.7	202.3	100.4	49.7%
Consumer Interactive gross Revenue	123.6	117.6	6.0	5.1%	246.9	235.5	11.5	4.9%
Total gross Adjusted Revenue	682.3	582.1	100.2	17.2%	1,324.6	1,138.2	186.4	16.4%
Less: intersegment revenue eliminations	(18.6)	(19.0)	0.3	(1.8)%	(37.5)	(37.8)	0.2	(0.6)%
Consolidated Adjusted Revenue	$663.6	$563.1	$100.5	17.9%	$1,287.1	$1,100.5	$186.6	17.0%

Adjusted EBITDA(1):
U.S. Markets	$175.4	$147.9	$27.6	18.6%	$317.5	$281.2	$36.2	12.9%
International	59.6	41.2	18.4	44.5%	124.5	74.3	50.3	67.7%
Consumer Interactive	59.1	58.0	1.1	1.9%	119.3	114.9	4.4	3.9%
Corporate	(30.4)	(26.4)	(4.0)	(14.9)%	(58.7)	(47.1)	(11.6)	(24.6)%
Consolidated Adjusted EBITDA(1)	$263.7	$220.6	$43.1	19.5%	$502.6	$423.3	$79.4	18.7%

Adjusted EBITDA margin(1):
U.S. Markets	43.2%	41.3%		1.9%	41.0%	40.1%		0.8%
International	39.0%	38.8%		0.3%	41.1%	36.7%		4.4%
Consumer Interactive	47.8%	49.3%		(1.5)%	48.3%	48.8%		(0.5)%
Consolidated Adjusted EBITDA margin(1)	39.7%	39.2%		0.6%	39.1%	38.5%		0.6%
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

Consolidated Adjusted EBITDA increased $43.1 million and $79.4 million for the three and six months ended June 30, 2019, compared to the same periods in 2018. The increase was due primarily to:

•	an increase in revenue in all of our segments, including revenue from recent business acquisitions;
partially offset by:

•	an increase in operating costs related to recent business acquisitions;

•	an increase in product costs, due to the increase in revenue; and

•	an increase in labor costs as we continue to invest in strategic growth initiatives.
Adjusted EBITDA margins for the U.S. Markets segment increased due primarily to the increase in revenue, partially offset by the integration-related costs of the recent business acquisitions.
Adjusted EBITDA margins for the International segment increased slightly due to the strong increases in revenue in India and higher margins in our United Kingdom region in 2019 compared with 2018.
Adjusted EBITDA margins for the Consumer Interactive segment decreased due to increased advertising costs.

Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense	$(45.2)	$(25.9)	$(19.3)	(74.7)%	$(90.2)	$(48.5)	$(41.7)	(85.9)%
Interest income	1.8	1.4	0.4	32.6%	3.3	2.1	1.1	52.0%
Earnings from equity method investments	3.3	2.9	0.3	11.5%	7.1	5.2	1.8	35.1%
Other income and expense, net:
Acquisition fees	(0.8)	(25.4)	24.6	97.0%	(1.6)	(27.1)	25.5	94.1%
Loan fees	(0.6)	(12.2)	11.6	94.9%	(1.0)	(12.6)	11.6	92.1%
Dividends from Cost Method investments	0.7	0.7	—	(4.3)%	0.7	0.7	—	(4.3)%
Other income (expense), net	27.4	(2.9)	30.3	nm	21.9	(3.5)	25.4	nm
Total other income and expense, net	26.7	(39.7)	66.5	nm	19.9	(42.3)	62.3	nm
Non-operating income and expense	$(13.4)	$(61.3)	$47.9	78.1%	$(59.9)	$(83.5)	$23.5	28.2%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and six months ended June 30, 2019, interest expense increased $19.3 million and $41.7 million compared with the same periods in 2018, due primarily to the impact of the increase in our average outstanding principal balance as a result of funding our business acquisitions in the middle of 2018, and an increase in the average interest rate. Future interest expense could be impacted by changes in our variable interest rates.
Acquisition fees represent costs we have incurred for acquisition-related efforts. For the three and six months ended June 30, 2018, acquisition fees included fees related to the acquisition of Callcredit, Healthcare Payment Specialists, and iovation.
Loan fees for the three and six month periods of 2018 included $11.9 million related to additional borrowings to finance these acquisitions.
During 2019, we recorded a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, offset by $8.6 million of impairments of other Cost Method investments. There were no material gain or loss adjustments to our investments in nonconsolidated affiliates during the three and six months ended June 30, 2018. See Part I, Item I, “Notes to Unaudited Consolidated Financial Statements,” Note 6, “Investments in Nonconsolidated Affiliates,” for additional information. Other income (expense), net also includes currency remeasurement gains and losses, and other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended June 30, 2019, we reported an effective tax rate of 26.9%, which was higher than the 21% U.S. federal statutory rate due primarily to $4.9 million in state taxes, $7.8 million in foreign taxes resulting from jurisdictions which have effective tax rates higher than the U.S. federal statutory rate, and $2.2 million in other discrete tax items, partially offset by $6.3 million of excess tax benefits on stock-based compensation.
For the six months ended June 30, 2019, we reported an effective tax rate of 18.0%, which was lower than the 21% U.S. federal statutory rate due primarily to $27.3 million of excess tax benefits on stock-based compensation, partially offset by $12.1 million in foreign taxes for the same reasons as stated above, $7.0 million in state taxes and $1.5 million in other discrete items.
For the three months ended June 30, 2018, we reported an effective tax rate of 21.7%, which was higher than the 21% U.S. federal statutory rate due primarily to $10.3 million of tax expense related to the impact of the Tax Cuts and Jobs Act of 2017 (the “Act”), foreign rate differential, unrecognized tax benefits, and non-deductible acquisition and other costs, partially offset by $9.8 million of excess tax benefits on stock-based compensation.
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

Significant Changes in Assets and Liabilities
We adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. As a result, we are required to record the discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-of-use” (“ROU”) asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. See Item I, Part 1, Note 5, “Other Assets,” Note 7, “Other Current Liabilities,” Note 8, “Other Liabilities,” and Note 10, “Leases” for more information about the impact on our balance sheet.
We prepaid $100.0 million of our outstanding debt during the second quarter of 2019.
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
Cash and cash equivalents totaled $194.7 million and $187.4 million at June 30, 2019, and December 31, 2018, respectively, of which $150.5 million and $130.8 million was held outside the United States in each respective period. As of June 30, 2019, we had no outstanding balance under the Senior Secured Revolving Line of Credit and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available. TransUnion also has the ability to request incremental loans on the same terms under the existing senior secured credit facility up to the greater of an additional $675.0 million and 100% of Consolidated EBITDA. Consolidated EBITDA is reduced to the extent that the senior secured net leverage ratio is above 4.25-to-1. In addition, so long as the senior secured net leverage ratio does not exceed 4.25-to-1.0, we may incur additional incremental loans, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
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
During the second quarter of 2019, we prepaid $100.0 million of our outstanding Senior Secured Term Loan B-3.
During the first quarter of 2019, 1.6 million outstanding employee restricted stock units vested and became taxable to the employees. The employees used 0.6 million shares of the vested stock to satisfy their payroll tax withholding obligations in a net share settlement arrangement whereby the employees received 1.0 million of the shares and gave TransUnion the remaining 0.6 million shares that we have recorded as treasury stock. We remitted cash equivalent to the $36.8 million vest date value of the treasury stock to the respective governmental agencies in settlement of the employee withholding tax obligations. On occasion, as other stock units vest or stock options are exercised, employees use shares of stock to satisfy their payroll tax withholding obligations in a net settlement arrangement and we remit the equivalent value of those shares to the respective governmental agencies.
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On February 21, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on March 7, 2019. The total dividend declared was $14.3 million, of which $14.0 million was paid on March 22, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. On May 9, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on May 23, 2019. The total dividend declared was $14.3 million, of which $14.1 million was paid on June 7, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest.
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
Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2019	2018	Change
Cash provided by operating activities of continuing operations	$308.3	$230.5	$77.8
Cash used in investing activities of continuing operations	(107.8)	(1,881.7)	1,773.9
Cash (used in) provided by financing activities	(187.3)	1,731.9	(1,919.2)
Cash used in discontinued operations	(7.3)	—	(7.3)
Effect of exchange rate changes on cash and cash equivalents	1.4	(4.2)	5.6
Net change in cash and cash equivalents	$7.3	$76.5	$(69.2)
Operating Activities
The increase in cash provided by operating activities of continuing operations was due primarily to the increase in operating income excluding depreciation and amortization, partially offset by an increase in interest expense resulting from the increase in outstanding debt due to our 2018 acquisitions.
Investing Activities
The decrease in cash used in investing activities was due primarily to lower cash used for acquisitions, partially offset by an increase in capital expenditures and the proceeds from the sale of the Callcredit discontinued operations.
Financing Activities
The increase in cash used in financing activities is due primarily to the loan proceeds borrowed in 2018 to fund our acquisitions, partially offset by $100.0 million of prepayments made on our outstanding debt in 2019, $36.8 million of cash used to pay employee withholding taxes on restricted stock that vested during the first quarter of 2019 that we have recorded as treasury stock, and one additional quarterly dividend payment made in 2019 compared with 2018.
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
Cash paid for capital expenditures increased $17.6 million, from $70.4 million for the six months ended June 30, 2018, to $88.0 million for the six months ended June 30, 2019.
Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan A-2, the Senior Secured Term Loan B-3, Senior Secured Term Loan B-4, and the Senior Secured Revolving Line of Credit.
Hedge
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fixed our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt between a range of 2.647% to

2.706% . We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,440.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,436.0 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counterparties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2019, we were in compliance with all debt covenants.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. Due to our acquisition of Callcredit during the second quarter 2018, we now have exposure to British pounds sterling in addition to other foreign currencies. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. As of June 30, 2019, our weighted-average interest rate on our variable rate debt is 4.33%, compared with 4.45% at December 31, 2018. This decrease is primarily due to the decrease in LIBOR during the past three months.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in our internal control over financial reporting discussed below. Notwithstanding this material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.
As previously disclosed on Form 8-K dated on July 18, 2019, we determined that TransUnion Limited, a Hong Kong entity in which we hold a 56.25 percent interest, has been the victim of criminal fraud. The incident involved employee impersonation and fraudulent requests targeting TransUnion Limited, which resulted in a series of fraudulently-induced unauthorized wire transfers in early July 2019 totaling $17.8 million. We determined that our internal controls did not operate effectively to prevent or timely detect unauthorized wire transfers by TransUnion Limited.  Specifically, although we believe our internal controls were adequate to timely detect unauthorized wire transfers so as to prevent or detect a material misstatement of our financial statements, these controls did not operate effectively to safeguard the company’s cash assets in TransUnion Limited from unauthorized wire transfers. This material weakness in our controls resulted in the inability to prevent and timely detect this misappropriation of our cash assets in TransUnion Limited.
Immediately following this incident, we initiated a reassessment of our controls related to the wire transfer process and have begun formulating an action plan for the remediation of this matter, which will include the following control enhancements identified to date:

•	enhancing email controls;

•	enhancing approval requirements for wire transfers;

•	enhancing controls within online banking platforms;

•	increasing the centralization and review processes associated with cash management; and

•	increasing internal communication to heighten awareness and emphasize the importance of exercising professional skepticism and judgment.
We will continue to assess whether additional control enhancements are necessary and expect to complete our remediation efforts during the remainder of 2019.

Changes in Internal Controls over Financial Reporting
During the quarter covered by this report, other than the actions described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2018, for a full description of our material pending legal proceedings.
ITEM 1A. RISK FACTORS
The following discussion supplements the discussion of risk factors affecting the Company as set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, and “Cautionary Statement Regarding Forward-Looking Statements” of this Form 10-Q. The discussion of risk factors, as so supplemented, sets forth the material risk factors that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018, and this Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.
We may be unable to adequately anticipate, prevent or mitigate damage resulting from increasingly sophisticated methods of illegal or fraudulent activities committed against us, which could harm our business, financial condition and results of operations and could significantly harm our reputation.
The defensive measures that we take to manage threats, especially cyber-related threats, to our business may not adequately anticipate, prevent or mitigate harm we may suffer from such threats. Criminals use evolving and increasingly sophisticated methods of perpetrating illegal and fraudulent activities. For example, we determined in July 2019 that TransUnion Limited, a Hong-Kong entity in which the Company holds a 56.25 percent interest, was the victim of criminal fraud involving employee impersonation and fraudulent requests that successfully targeted TransUnion Limited, which resulted in a series of fraudulently-induced wire transfers totaling $17.8 million for which we expect to record a one-time pre-tax charge of up to $17.8 million in the third quarter of 2019. See Part I, Item 1, Note 16, “Subsequent Event,” for additional information about this incident. Fraudulent activities committed against us could disrupt our operations, have an adverse effect on our financial results, subject us to substantial legal proceedings and potential liability, result in a material loss of business and/or significantly harm our reputation.
Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, which could cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.
We have identified a material weakness in our internal control over financial reporting. See Part I, Item 1, Note 16, “Subsequent Event.” We cannot assure you that we will maintain effective internal control over financial reporting in the future. Any failure to maintain or implement new or improved controls could result in additional material weaknesses or result in the failure to detect or prevent material misstatements in our financial statements, which could cause investors to lose confidence in our reported financial information and harm our stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.

(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 31	201	$66.84	—	$166.6
May 1 to May 31	2,021	64.55	—	$166.6
June 1 to June 30	—	—	—	$166.6
Total	2,222	$64.76	—
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
ITEM 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 4.1 to TransUnion’s Registration Statement on Form S-8 filed June 26, 2015).

3.2	Second Amended and Restated Bylaws of TransUnion (Incorporated by reference to Exhibit 4.2 to TransUnion’s Registration Statement on Form S-8 filed June 26, 2015).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

July 23, 2019	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

July 23, 2019	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)