Form 10-Q
period 2019-09-30
TransUnion
filed 2019-10-22
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of September 30, 2019, there were 188.3 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$235.9	$187.4
Trade accounts receivable, net of allowance of $18.8 and $13.5	458.2	456.8
Other current assets	198.0	136.5
Current assets of discontinued operations	—	60.8
Total current assets	892.1	841.5
Property, plant and equipment, net of accumulated depreciation and amortization of $430.6 and $366.2	201.8	220.3
Goodwill	3,312.6	3,293.6
Other intangibles, net of accumulated amortization of $1,405.3 and $1,206.7	2,381.0	2,548.1
Other assets	234.5	136.3
Total assets	$7,022.0	$7,039.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$174.5	$169.9
Short-term debt and current portion of long-term debt	93.9	71.7
Other current liabilities	359.7	284.1
Current liabilities of discontinued operations	—	22.8
Total current liabilities	628.1	548.5
Long-term debt	3,646.0	3,976.4
Deferred taxes	442.0	478.0
Other liabilities	176.4	54.7
Total liabilities	4,892.5	5,057.6
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2019 and December 31, 2018, 193.2 million and 190.0 million shares issued at September 30, 2019 and December 31, 2018, respectively, and 188.3 million shares and 185.7 million shares outstanding as of September, 2019 and December 31, 2018, respectively	1.9	1.9
Additional paid-in capital	1,999.7	1,947.3
Treasury stock at cost; 4.8 million and 4.2 million shares at September 30, 2019 and December 31, 2018, respectively	(177.9)	(139.9)
Retained earnings	583.4	363.1
Accumulated other comprehensive loss	(369.7)	(282.7)
Total TransUnion stockholders’ equity	2,037.4	1,889.7
Noncontrolling interests	92.1	92.5
Total stockholders’ equity	2,129.5	1,982.2
Total liabilities and stockholders’ equity	$7,022.0	$7,039.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$689.3	$603.6	$1,970.5	$1,704.1
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	220.8	207.5	645.2	579.0
Selling, general and administrative	208.4	189.8	600.8	524.6
Depreciation and amortization	88.7	84.2	271.4	218.8
Total operating expenses	518.0	481.5	1,517.4	1,322.3
Operating income	171.3	122.1	453.1	381.7
Non-operating income and (expense)
Interest expense	(43.5)	(44.0)	(133.7)	(92.5)
Interest income	2.2	1.3	5.4	3.5
Earnings from equity method investments	3.1	3.2	10.2	8.4
Other income and (expense), net	(20.6)	(3.2)	(0.7)	(45.6)
Total non-operating income and (expense)	(58.8)	(42.7)	(118.7)	(126.1)
Income from continuing operations before income taxes	112.5	79.4	334.3	255.6
Provision for income taxes	(24.2)	(28.6)	(64.2)	(72.1)
Income from continuing operations	88.3	50.8	270.2	183.5
Discontinued operations, net of tax	—	(1.4)	(4.6)	(1.4)
Net income	88.3	49.4	265.6	182.0
Less: net (income) loss attributable to the noncontrolling interests	3.4	(3.1)	(1.5)	(7.6)
Net income attributable to TransUnion	$91.7	$46.3	$264.1	$174.4

Income from continuing operations	$88.3	$50.8	$270.2	$183.5
Less: loss (income) from continuing operations attributable to noncontrolling interests	3.4	(3.1)	(1.5)	(7.6)
Income from continuing operations attributable to TransUnion	91.7	47.7	268.7	175.9
Discontinued operations, net of tax	—	(1.4)	(4.6)	(1.4)
Net income attributable to TransUnion	$91.7	$46.3	$264.1	$174.4

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.49	$0.26	$1.43	$0.95
Discontinued operations, net of tax	—	(0.01)	(0.02)	(0.01)
Net Income attributable to TransUnion	$0.49	$0.25	$1.41	$0.95
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.48	$0.25	$1.40	$0.92
Discontinued operations, net of tax	—	(0.01)	(0.02)	(0.01)
Net Income attributable to TransUnion	$0.48	$0.24	$1.38	$0.91
Weighted-average shares outstanding:
Basic	188.2	185.1	187.5	184.4
Diluted	192.0	191.2	191.6	190.8

As a result of displaying amounts in millions, rounding differences may exist in the table above.
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$88.3	$49.4	$265.6	$182.0
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(70.7)	(7.7)	(46.8)	(73.6)
(Expense) benefit for income taxes	0.5	(0.5)	0.2	(0.4)
Foreign currency translation, net	(70.2)	(8.2)	(46.6)	(74.0)
Hedge instruments:
Net change on interest rate cap	(0.4)	1.5	(12.2)	15.6
Net change on interest rate swap	(5.6)	—	(43.7)	—
Cumulative effect of adopting ASU 2017-12	—	—	1.0	—
Benefit (expense) for income taxes	1.2	(0.4)	13.7	(3.9)
Hedge instruments, net	(4.8)	1.1	(41.2)	11.7
Available-for-sale debt securities:
Net unrealized loss	0.1	—	0.1	(0.1)
Benefit for income taxes	—	0.1	—	0.1
Available-for-sale debt securities, net	0.1	0.1	0.1	—
Total other comprehensive income (loss), net of tax	(74.9)	(7.0)	(87.7)	(62.3)
Comprehensive income	13.4	42.4	177.9	119.7
Less: comprehensive income (loss) attributable to noncontrolling interests	4.8	(2.5)	(0.9)	(3.9)
Comprehensive income attributable to TransUnion	$18.2	$39.9	$177.0	$115.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$265.6	$182.0
Add: loss from discontinued operations, net of tax	4.6	1.4
Income from continuing operations	270.2	183.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271.4	218.8
Loss on debt financing transactions	1.5	12.0
Amortization and (gain) loss on fair value of hedge instrument	—	(0.7)
Net (gain) impairment of investments in nonconsolidated affiliates and assets-held-for-sale	(20.6)	1.5
Equity in net income of affiliates, net of dividends	(1.2)	(3.1)
Deferred taxes	(9.7)	(17.9)
Amortization of discount and deferred financing fees	4.7	3.2
Stock-based compensation	29.7	36.9
Payment of contingent obligation	(0.4)	(0.2)
Provision for losses on trade accounts receivable	7.9	6.3
Other	2.8	3.0
Changes in assets and liabilities:
Trade accounts receivable	(13.2)	(79.4)
Other current and long-term assets	(35.4)	(5.5)
Trade accounts payable	10.8	8.3
Other current and long-term liabilities	69.2	43.6
Cash provided by operating activities of continuing operations	587.7	410.3
Cash used in operating activities of discontinued operations	(7.3)	(0.9)
Cash provided by operating activities	580.4	409.4
Cash flows from investing activities:
Capital expenditures	(132.1)	(118.3)
Proceeds from sale of trading securities	3.5	1.8
Purchases of trading securities	(1.9)	(2.0)
Proceeds from sale of other investments	18.2	15.9
Purchases of other investments	(31.4)	(22.7)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(46.2)	(1,800.4)
Proceeds from disposals of discontinued operations, net of cash on hand	40.3	(0.5)
Other	(5.5)	(0.9)
Cash used in investing activities of continuing operations	(155.1)	(1,927.1)
Cash used in investing activities of discontinued operations	—	(0.1)
Cash used in investing activities	(155.1)	(1,927.2)
Cash flows from financing activities:
Proceeds from Senior Secured Term Loan B-4	—	1,000.0
Proceeds from Senior Secured Term Loan A-2	—	800.0
Proceeds from senior secured revolving line of credit	—	125.0
Payments of senior secured revolving line of credit	—	(210.0)
Repayments of debt	(313.9)	(39.3)
Debt financing fees	—	(33.8)
Proceeds from issuance of common stock and exercise of stock options	22.4	23.3
Dividends to shareholders	(42.6)	(27.7)
Distributions to noncontrolling interests	(1.2)	(2.8)
Employee taxes paid on restricted stock units recorded as treasury stock	(37.7)	(0.8)
Cash (used in) provided by financing activities	(373.0)	1,633.9
Effect of exchange rate changes on cash and cash equivalents	(3.8)	(5.3)
Net change in cash and cash equivalents	48.5	110.8
Cash and cash equivalents, beginning of period	187.4	115.8
Cash and cash equivalents, end of period	$235.9	$226.6
As a result of displaying amounts in millions, rounding differences may exist in the table above.
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2017	183.2	$1.9	$1,863.5	$(138.8)	$137.4	$(135.3)	$95.9	$1,824.6
Net income	—	—	—	—	73.1	—	2.3	75.4
Other comprehensive income	—	—	—	—	—	21.7	0.1	21.8
Stock-based compensation	—	—	8.9	—	—	—	—	8.9
Employee share purchase plan	0.1	—	4.8	—	—	—	—	4.8
Exercise of stock options	0.7	—	5.3	—	—	—	—	5.3
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Cumulative effect of adopting Topic 606, net of tax	—	—	—	—	(6.0)	—	(0.1)	(6.1)
Cumulative effect of adopting ASC 2016-16	—	—	—	—	(2.2)	—	—	(2.2)
Balance, March 31, 2018	184.0	1.9	1,882.5	(139.2)	202.3	(113.6)	98.2	1,932.1
Net income	—	—	—	—	55.0	—	2.3	57.3
Other comprehensive income	—	—	—	—	—	(73.9)	(3.2)	(77.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Noncontrolling interests of acquired businesses	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	11.5	—	—	—	—	11.5
Exercise of stock options	0.7	—	4.7	—	—	—	—	4.7
Treasury stock purchased	—	—	—	(0.1)	—	—	—	(0.1)
Dividends to shareholders	—	—	—	—	(14.1)	—	—	(14.1)
Balance, June 30, 2018	184.7	1.9	1,898.7	(139.3)	243.2	(187.5)	97.3	1,914.3
Net income	—	—	—	—	46.3	—	3.1	49.4
Other comprehensive income	—	—	—	—	—	(6.4)	(0.6)	(7.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.4)	(3.4)
Noncontrolling interests of acquired businesses	—	—	—	—	—	—	0.2	0.2
Stock-based compensation	—	—	15.0	—	—	—	—	15.0
Employee share purchase plan	0.1	—	6.5	—	—	—	—	6.5
Exercise of stock options	0.5	—	3.7	—	—	—	—	3.7
Treasury stock purchased	—	—	—	(0.3)	—	—	—	(0.3)
Dividends to shareholders	—	—	—	—	(14.2)	—	—	(14.2)
Other	—	—	—	0.1	(0.1)	—	(0.1)	(0.1)
Balance, September 30, 2018	185.3	$1.9	$1,923.9	$(139.5)	$275.2	$(193.9)	$96.5	$1,964.1

As a result of displaying amounts in millions, rounding differences may exist in the table above.
See accompanying notes to unaudited consolidated financial statements.

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2018	185.7	$1.9	$1,947.3	$(139.9)	$363.1	$(282.7)	$92.5	$1,982.2
Net income	—	—	—	—	70.9	—	2.4	73.4
Other comprehensive income	—	—	—	—	—	53.2	0.1	53.3
Stock-based compensation	—	—	9.2	—	—	—	—	9.2
Employee share purchase plan	0.1	—	6.9	—	—	—	—	6.9
Exercise of stock options	0.5	—	4.2	—	—	—	—	4.2
Vesting of restricted stock units	1.6	—	—	—	—	—	—	—
Treasury stock purchased	(0.6)	—	—	(37.1)	—	—	—	(37.1)
Dividends to shareholders	—	—	—	—	(14.2)	—	—	(14.2)
Cumulative effect of adopting ASU 2017-12	—	—	—	—	(1.0)	—	—	(1.0)
Balance, March 31, 2019	187.3	1.9	1,967.6	(177.0)	418.8	(229.4)	95.0	2,076.9
Net income	—	—	—	—	101.5	—	2.5	104.0
Other comprehensive income	—	—	—	—	—	(66.8)	0.7	(66.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Exercise of stock options	0.5	—	2.7	—	—	—	—	2.7
Treasury stock purchased	—	—	—	(0.1)	—	—	—	(0.1)
Dividends to shareholders	—	—	—	—	(14.2)	—	—	(14.2)
Balance, June 30, 2019	187.8	1.9	1,976.4	(177.1)	506.1	(296.2)	97.4	2,108.5
Net income (loss)	—	—	—	—	91.7	—	(3.4)	88.3
Other comprehensive income	—	—	—	—	—	(73.5)	(1.4)	(74.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation	—	—	12.4	—	—	—	—	12.4
Employee share purchase plan	0.1	—	8.3	—	—	—	—	8.3
Exercise of stock options	0.4	—	2.6	—	—	—	—	2.6
Treasury stock purchased	—	—	—	(0.8)	—	—	—	(0.8)
Dividends to shareholders	—	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2019	188.3	$1.9	$1,999.7	$(177.9)	$583.4	$(369.7)	$92.1	$2,129.5

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
Recently Adopted Accounting Pronouncements
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). During 2018 and 2019, the FASB issued additional guidance related to the new standard. This series of comprehensive guidance, among other things, requires us to record the discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-of-use” (“ROU”) asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We have adopted this guidance effective January 1, 2019, on a modified retrospective basis, as of the beginning of the period adopted, including the package of practical expedients available per paragraph 842-10-65-1(f). On each reporting date after adoption, we will recognize an operating lease liability and offsetting ROU asset on our Consolidated Balance Sheet, with no other impact to our Consolidated Financial Statements. See Note 5, “Other Assets,” Note 7 “Other Current Liabilities,” Note 8, “Other Liabilities” and Note 10, “Leases” for additional information and the new required disclosures.
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
On February 14, 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the “Act”) is recorded. We adopted this guidance on January 1, 2019 and have elected to not reclassify the stranded tax effects within accumulated other comprehensive income to retained earnings and therefore there is no impact on our consolidated financial statements.

On August 27, 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify the disclosure requirements in Topic 820 by removing, adding or modifying certain fair value measurement disclosures. We adopted this guidance on January 1, 2019. This guidance only impacts certain disclosures, with no impact to our financial statements.
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
Callcredit’s revenue and operating income have been included as part of the International segment in the accompanying Consolidated Statements of Income since the date of acquisition, including revenue of $35.9 million and an operating loss of $18.9 million for the nine months ended September 30, 2018.
For the nine months ended September 30, 2018, on a pro-forma basis assuming the transaction occurred on January 1, 2017, combined pro-forma revenue of TransUnion and Callcredit was $1,791.8 million, and combined pro-forma net income from continuing operations was $165.8 million. For the nine months ended September 30, 2018, combined pro-forma net income from continuing operations was adjusted to exclude $19.1 million of acquisition-related costs and $9.4 million of financing costs expensed in 2018.
We identified and categorized certain operations of Callcredit that we do not consider core to our business as discontinued operations of our International segment as of the date of acquisition. These discontinued operations consist of businesses that do not align with our stated strategic objectives. As of June 30, 2019, we had disposed of all of these businesses and do not expect to have a significant continuing involvement with any of these operations. At December 31, 2018, we categorized the assets and liabilities of these discontinued operations on separate lines on the face of our balance sheet and reflect them as of the date of acquisition as discontinued operations in the table below.

Purchase Price Allocation
The final allocation of the purchase price, including our estimate of the fair values of the identifiable assets and goodwill, to the assets acquired and liabilities assumed on the date of acquisition, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$20.8
Property and equipment	3.2
Goodwill(1)	757.1
Identifiable intangible assets	720.1
All other assets	55.0
Assets of discontinued operations(2)	57.1
Total assets acquired	1,613.3

All other liabilities	(185.5)
Liabilities of discontinued operations(2)	(19.6)
Net assets of the acquired company	$1,408.2

(1)	For tax purposes, none of the goodwill is tax deductible.

(2)	We have categorized certain businesses of Callcredit as discontinued operations in our consolidated financial statements. As of June 30, 2019, we had disposed of all of these businesses.
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
The weighted-average useful life of the amortizable intangible assets acquired is approximately 14.1 years, resulting in approximately $51.0 million of annual amortization.
Acquisition Costs
As of September 30, 2019, we have incurred approximately $20.7 million of acquisition-related costs, including $19.9 million incurred in prior years. These costs include investment banker fees, legal fees, due diligence and other external costs that we have recorded in other income and expense. We may incur additional acquisition-related costs, including legal fees, valuation fees and other professional fees in the next several quarters that we will record in other income and expense.

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
The results of operations of iovation, HPS, Rubixis, and TruSignal, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets segment (formerly U.S. Information Services) in our consolidated statements of income since the date of each of the acquisitions.
We finalized the purchase accounting for iovation and HPS during the second quarter of 2019. We finalized the purchase accounting for Rubixis during the third quarter of 2019. The final allocation of the purchase price for these three entities resulted in $249.3 million of goodwill and $219.5 million of amortizable intangible assets recorded in addition to what we recorded for Callcredit. The weighted-average useful life of the amortizable intangible assets acquired is approximately 10.7 years, resulting in approximately $20.6 million of annual amortization.
3. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2019:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Trading securities	$12.1	$9.8	$2.3	$—
Available-for-sale debt securities	3.0	—	3.0	—
Interest rate caps	0.1	—	0.1	—
Total	$15.2	$9.8	$5.4	$—

Liabilities
Interest rate swaps	$(54.5)	$—	$(54.5)	$—
Contingent consideration	(9.1)	—	—	(9.1)
Total	$(63.6)	$—	$(54.5)	$(9.1)

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
Level 3 instruments consist of contingent obligations related to companies we have acquired with remaining maximum payouts totaling $11.0 million. These obligations are contingent upon meeting certain quantitative or qualitative performance metrics through 2019, and are included in other current liabilities on our balance sheet. The fair values of the obligations are determined based on an income approach, using our expectations of the future expected earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the three months and nine months ended September 30, 2019, we recorded additional expense of $0.6 million as a result of changes to the fair value of these obligations.
4. Other Current Assets
Other current assets consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Prepaid expenses	$82.5	$77.1
Other investments	48.6	23.6
Income taxes receivable	26.2	5.5
Other receivable	15.0	14.3
Marketable securities	3.0	2.9
Contract assets	2.9	1.0
Deferred financing fees	0.6	0.6
Other	19.2	11.5
Total other current assets	$198.0	$136.5
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. Other receivables include amounts recoverable under insurance policies for certain litigation costs. See Note 12, “Revenue,” for a further discussion about our contract assets.
5. Other Assets
Other assets consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Investments in nonconsolidated affiliates	$130.8	$81.9
Right-of-use lease assets	74.4	—
Marketable securities	12.1	12.4
Deposits	4.1	3.8
Notes receivable from affiliated companies	4.0	1.0
Deferred financing fees	1.2	1.6
Other investments	0.2	12.4
Interest rate caps	0.1	16.5
Other	7.6	6.7
Total other assets	$234.5	$136.3
See Note 6, “Investments in Nonconsolidated Affiliates,” for additional information about our investments in nonconsolidated affiliates. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). As a result, we have recorded an ROU lease asset, which represent the fair value of the right to use our long-term leased assets over their lease terms. See Note 10, “Leases,” for additional information about our right-of-use lease assets. See Note 9, “Debt,” for additional information about our interest rate caps. Other investments include non-negotiable certificates of deposit that are recorded at their carrying value.

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
We account for nonmarketable investments in equity securities in which we are not able to exercise significant influence, our “Cost Method Investments”, at our initial cost, minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. We record any dividends received from these investments as other income in non-operating income and expense.
During 2019, we recorded a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, partially offset by $8.6 million of impairments of other Cost Method investments. The net gain was included in other income and expense in the consolidated statements of income. There were no material gain or loss adjustments to our investments in nonconsolidated affiliates during the three and nine months ended September 30, 2018.
Investments in nonconsolidated affiliates consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Equity method investments	$45.6	$44.0
Cost Method Investments	85.2	37.9
Total investments in nonconsolidated affiliates	$130.8	$81.9

These balances are included in other assets in the consolidated balance sheets. The increase in cost method investments is due to the net gains on certain previous Consumer Interactive and U.S. Markets Cost Method investments discussed above that we recorded in other income and expense, a new investment made by our U.S. Markets segment, and incremental investments in one of our Consumer Interactive and one of our International segment investments.
Earnings from equity method investments, which are included in non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Earnings from equity method investments	3.1	3.2	10.2	8.4
Dividends received from equity method investments	0.5	0.3	9.0	5.3

Dividends received from Cost Method Investments for the three and nine months ended September 30, 2019, was $0.3 million and $1.0 million in each respective period, and for the three and nine months ended September 30, 2018, was $0.1 million and $0.8 million, in each respective period.

7. Other Current Liabilities
Other current liabilities consisted of the following

(in millions)	September 30, 2019	December 31, 2018
Accrued payroll	$111.4	$102.5
Deferred revenue	92.0	73.1
Accrued legal and regulatory	35.1	33.2
Income taxes payable	29.9	17.0
Accrued employee benefits	27.4	35.1
Operating lease liabilities	20.3	—
Contingent consideration	9.1	1.2
Accrued interest	3.5	2.5
Other	31.0	19.5
Total other current liabilities	$359.7	$284.1

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). As a result, we have recorded the discounted present value of all future lease payments over the terms of the corresponding leases as a liability for our long-term leases. See Note 8, “Other Liabilities” for the long-term portion of this liability and Note 10, “Leases,” for additional information about our leases. See Note 3, “Fair Value,” for additional information related to our contingent consideration obligations.
8. Other Liabilities
Other liabilities consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Operating lease liabilities	$60.1	$—
Interest rate swap	54.5	10.7
Unrecognized tax benefits	33.3	19.6
Deferred revenue	17.1	0.9
Retirement benefits	10.6	10.2
Income tax payable	—	5.0
Contingent consideration	—	0.1
Other	0.8	8.2
Total other liabilities	$176.4	$54.7

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

9. Debt
Debt outstanding consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Senior Secured Term Loan B-3, payable in quarterly installments through April 9, 2023, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.04% at September 30, 2019, and 4.52% at December 31, 2018), net of original issue discount and deferred financing fees of $3.4 million and $3.2 million, respectively, at September 30, 2019, and original issue discount and deferred financing fees of $5.0 million and $4.6 million, respectively, at December 31, 2018	$1,615.1	$1,892.0
Senior Secured Term Loan A-2, payable in quarterly installments through August 9, 2022, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.54% at September 30, 2019, and 4.27% at December 31, 2018), net of original issue discount and deferred financing fees of $2.2 million and $2.9 million, respectively, at September 30, 2019, and original issue discount and deferred financing fees of $2.8 million and $3.6 million, respectively, at December 31, 2018	1,144.9	1,166.0
Senior Secured Term Loan B-4, payable in quarterly installments through June 19, 2025, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.04% at September 30, 2019, and 4.52% at December 31, 2018), net of original issue discount and deferred financing fees of $2.1 million and $9.6 million, respectively, at September 30, 2019, and original issue discount and deferred financing fees of $2.3 million and $10.7 million, respectively, at December 31, 2018	975.8	982.0
Senior Secured Revolving Line of Credit	—	—
Other notes payable	3.6	7.3
Finance leases	0.5	0.8
Total debt	3,739.9	4,048.1
Less short-term debt and current portion of long-term debt	(93.9)	(71.7)
Total long-term debt	$3,646.0	$3,976.4

Excluding any potential additional principal payments which may become due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at September 30, 2019, were as follows:

(in millions)	September 30, 2019
2019	$22.7
2020	93.7
2021	89.9
2022	1,044.9
2023	1,567.1
Thereafter	945.0
Unamortized original issue discounts and deferred financing fees	(23.4)
Total debt	$3,739.9

Senior Secured Credit Facility
For the three and nine months ended September 30, 2019, we prepaid $165.0 million and $265.0 million of our outstanding Senior Secured Term Loan B-3 in each respective period. As a result of these prepayments, we expensed $0.7 million and $1.5 million of our unamortized original issue discount and deferred financing fees in each respective period.
As of September 30, 2019, we had no outstanding balance under the Senior Secured Revolving Line of Credit and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
As of September 30, 2019, we were in compliance with all debt covenants.

On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fixed our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt between a range of 2.647% to 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,435.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,428.1 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counterparties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
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
The change in the fair value of the swaps resulted in an unrealized loss of $5.6 million ($4.5 million, net of tax) and $43.7 million ($33.0 million, net of tax) for the three and nine months ended September 30, 2019, respectively, recorded in other comprehensive income. Interest expense on the swaps in the three and nine months ended September 30, 2019 was expense of $1.5 million ($1.3 million, net of tax) and $2.6 million ($2.0 million, net of tax), respectively. We expect to recognize a loss of approximately $15.0 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.
The change in the fair value of the caps resulted in an unrealized loss of $0.4 million ($0.4 million, net of tax) and $12.2 million ($9.2 million, net of tax) for the three and nine months ended September 30, 2019, respectively, recorded in other comprehensive income. The change in the fair value of the caps resulted in an unrealized gain of $1.5 million ($1.1 million, net of tax) and $15.6 million ($11.7 million, net of tax) for the three and nine months ended September 30, 2018, respectively, recorded in other comprehensive income. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2019, was income of $0.3 million ($0.2 million, net of tax) and $3.2 million ($2.5 million, net of tax), respectively. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2018, was income of $0.8 million ($0.6 million, net of tax) and $1.1 million ($0.8 million, net of tax), respectively. We expect to reclassify a loss of approximately $6.6 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of September 30, 2019, the fair value of our variable-rate Senior Secured Term Loan A-2, excluding original issue discounts and deferred fees, approximates the carrying value. As of September 30, 2019, the fair value of our Senior Secured Term Loan B-3 and B-4, excluding original issue discounts and deferred fees, was $1,627.7 million and $991.2 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
10. Leases
Upon adoption of Topic 842 on January 1, 2019, our lease obligations consisted of operating leases for office space and data centers and a small number of finance leases for equipment. Our operating leases have remaining lease terms of up to 13.0 years, with a weighted-average remaining lease term of 5.6 years. We have options to extend many of our operating leases for an additional period of time and options to terminate early several of our operating leases. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if we are reasonably certain to exercise the option, periods covered by an option to terminate the lease if we are reasonably certain not to exercise the option, and periods covered by an option to extend or not to terminate the lease in which the exercise of the option is controlled by the lessor.
On the commencement date of an operating lease, we record an ROU asset, which represents our right to use or control the use of a specified asset for the lease term, and an offsetting lease liability, which represents our obligation to make lease payments arising from the lease, based on the present value of the net fixed future lease payments due over the initial lease term. We use an estimate of our incremental borrowing rate as the discount rate to determine the present value of the net fixed future lease payments, except for leases where the interest rate implicit in the lease is readily determinable. Upon adoption and as of September 30, 2019, the weighted-average discount rate used to calculate the present value of the fixed future lease payments was 5.7%.
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
Most of our operating leases contain variable non-lease components consisting of maintenance, insurance, utilities, taxes and similar costs of the office and data center space we occupy. We have adopted the practical expedient to not separate these non-lease components from the lease components and instead account for them as a single lease component for all of our leases. We straight-line the net fixed payments of operating leases over the lease term and expense the variable lease payments in the period in which we incur the obligation to pay such variable amounts. These variable lease payments are not included in our calculation of our ROU assets or lease liabilities.
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
Our operating lease costs, including fixed, variable and short-term lease costs, were $9.4 million and $8.8 million for the three months ended September 30, 2019 and 2018, respectively and $26.1 million and $21.1 million for the nine months ended September 30, 2019 and 2018. Cash paid for operating leases are included in operating cash flows, and were $9.4 million and $9.1 million for the three months ended September 30, 2019 and 2018, respectively and $26.9 million and $21.4 million for the nine months ended September 30, 2019 and 2018. Our finance lease amortization expense, interest expense, and cash paid were not significant for the reported periods.
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
Future fixed payments for non-cancelable operating leases and finance leases in effect as of September 30, 2019, are payable as follows:

(in millions)	Operating Leases	Finance Leases	Total
2019	$5.4	$0.1	$5.5
2020	24.1	0.3	24.4
2021	19.4	0.1	19.5
2022	11.7	—	11.7
2023	9.8	—	9.8
Thereafter	23.7	—	23.7
Less imputed interest	(13.7)	—	(13.7)
Totals	$80.4	$0.5	$80.9

11. Stockholders’ Equity
Common Stock Dividends
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On February 21, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on March 7, 2019. The total dividend declared was $14.3 million, of which $14.0 million was paid on March 22, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. On May 9, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on May 23, 2019. The total dividend declared was $14.3 million, of which $14.1 million was paid on June 7, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. On August 8, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on August 22, 2019. The total dividend declared was $14.4 million, of which $14.1 million was paid on September 6, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest.
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
Preferred Stock
We have 100.0 million shares of preferred stock authorized. No preferred stock had been issued or was outstanding as of September 30, 2019.
12. Revenue
All of our revenue is derived from contracts with customers and is reported as revenue in the Consolidated Statement of Income. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC Topic 606. We have contracts with two general groups of performance obligations: those that require us to stand ready to provide goods and services to a customer to use as and when requested (“Stand Ready Performance Obligations”) and those that do not require us to stand ready (“Other Performance Obligations”). Our Stand Ready Performance Obligations include obligations to stand ready to provide data, process transactions, provide access to our databases, software-as-a-service and direct-to-consumer products, provide rights to use our intellectual property and other services. Our Other Performance Obligations include the sale of certain batch data sets and various professional and other services.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of September 30, 2019. Contract liabilities include current and long-term deferred revenue which are included in other current liabilities and other liabilities. We expect to recognize the December 31, 2018 current deferred revenue as revenue during 2019. Our long-term deferred revenue is not significant, and is expected to be recognized in approximately 2 years.
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
As of September 30, 2019 and 2018, there were 1.1 million contingently-issuable stock-based awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Income from continuing operations	$88.3	$50.8	$270.2	$183.5
Less: loss (income) from continuing operations attributable to noncontrolling interests	3.4	(3.1)	(1.5)	(7.6)
Income from continuing operations attributable to TransUnion	91.7	47.7	268.7	175.9
Discontinued operations, net of tax	—	(1.4)	(4.6)	(1.4)
Net income attributable to TransUnion	$91.7	$46.3	$264.1	$174.4

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.49	$0.26	$1.43	$0.95
Discontinued operations, net of tax	—	(0.01)	(0.02)	(0.01)
Net Income attributable to TransUnion	$0.49	$0.25	$1.41	$0.95
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.48	$0.25	$1.40	$0.92
Discontinued operations, net of tax	—	(0.01)	(0.02)	(0.01)
Net Income attributable to TransUnion	$0.48	$0.24	$1.38	$0.91
Weighted-average shares outstanding:
Basic	188.2	185.1	187.5	184.4
Diluted	192.0	191.2	191.6	190.8

Anti-dilutive stock-based awards outstanding	0.1	—	0.2	—

14. Income Taxes
For the three months ended September 30, 2019, we reported an effective tax rate of 21.6%, which was higher than the 21.0% U.S. federal statutory rate due primarily to $17.0 million of various foreign, federal and state tax impacts, partially offset by $11.7 million in state tax benefits and $4.6 million of excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2019, we reported an effective tax rate of 19.2%, which was lower than the 21.0% U.S. federal statutory rate due primarily to $31.9 million of excess tax benefits on stock-based compensation and $11.2 million in state tax benefits, partially offset by $37.1 million of additional foreign, federal and state tax expenses.
For the three months ended September 30, 2018, we reported an effective tax rate of 36.0%, which was higher than the 21.0% U.S. federal statutory rate due primarily to $19.5 million of tax expense related to the impact of the Tax Cuts and Jobs Act of 2017 (the “Act”), foreign rate differential, unrecognized tax benefits, and non-deductible acquisition and other costs, partially offset by $7.6 million of excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2018, we reported an effective tax rate of 28.2%, which was higher than the 21.0% U.S. federal statutory rate due primarily to $44.1 million of tax expense related to the impact of the Act, foreign rate differential, unrecognized tax benefits and non-deductible acquisition and other costs, partially offset by $25.7 million of excess tax benefits on stock-based compensation.
The total amount of unrecognized tax benefits was $33.3 million as of September 30, 2019, and $19.6 million as of December 31, 2018. The amounts that would affect the effective tax rate if recognized are $12.8 million and $12.3 million, respectively. There were no significant liabilities for accrued interest or penalties on income taxes as of September 30, 2019 or December 31, 2018. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Generally, tax years 2010 and forward remain open for examination in some foreign jurisdictions, 2011 and forward in some state jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal income tax purposes.
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
We have three reportable segments, U.S. Markets (formerly U.S. Information Services), International, and Consumer Interactive, and the Corporate unit, which provides support services to each of the segments. Our CODM uses the profit measure of Adjusted EBITDA, on both a consolidated and segment basis, to allocate resources and assess performance of our businesses. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. Our board of directors and executive management team also use Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours.
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
In early July 2019, we determined that TransUnion Limited, a Hong Kong entity that is included in our International segment and in which we hold a 56.25% interest, was the victim of criminal fraud (the “Fraud Incident”). The Fraud Incident involved employee impersonation and fraudulent requests targeting TransUnion Limited, which resulted in a series of fraudulently-induced unauthorized wire transfers totaling $17.8 million in early July 2019 that is included in other income and (expense), net, on our Consolidated Statements of Income. In addition, through September 30, 2019, we have incurred $1.8 million of administrative expenses investigating the Fraud Incident and enhancing our controls that is included in selling, general and administrative expenses, for a total of $19.7 million that is included in income before income taxes. The tax benefit of these expenses was $3.3 million, for a net after tax loss of $16.4 million, of which $7.1 million is attributable to the non-controlling interest and $9.3 million is attributable to Transunion. There was no impact on Adjusted EBITDA as the net impact of the Fraud Incident was added back to Adjusted EBITDA as presented in the tables below.
The following is a more detailed description of our three reportable segments and the Corporate unit, which provides support services to each segment:
U.S. Markets
U.S. Markets provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for the following verticals:

•
Financial Services: The financial services vertical consists of our consumer lending, mortgage, auto, and cards and payments lines of business. Our financial services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, online-only lenders (FinTech), and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.

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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenue:
U.S. Markets:
Financial Services	$225.3	$199.6	$627.4	$574.8
Emerging Verticals	194.9	175.1	567.5	500.4
Total U.S. Markets	420.2	374.8	1,194.9	1,075.3

International:
Canada	27.3	24.6	75.7	70.5
Latin America	26.4	24.6	77.9	75.6
United Kingdom	47.6	28.2	136.4	35.9
Africa	15.7	15.3	44.7	47.9
India	27.4	20.6	80.0	59.7
Asia Pacific	15.6	15.4	42.4	41.3
Total International	160.0	128.7	457.1	330.9

Total Consumer Interactive	127.8	119.1	374.7	354.6

Total revenue, gross	$708.0	$622.6	$2,026.7	$1,760.8

Intersegment revenue eliminations:
U.S. Markets	$(17.1)	$(17.5)	$(51.8)	$(52.4)
International	(1.3)	(1.3)	(3.8)	(3.9)
Consumer Interactive	(0.2)	(0.2)	(0.6)	(0.5)
Total intersegment eliminations	(18.7)	(19.0)	(56.2)	(56.8)
Total revenue as reported	$689.3	$603.6	$1,970.5	$1,704.1

Adjusted EBITDA:
U.S. Markets	$181.0	$153.0	$498.5	$434.3
International	64.0	57.3	188.6	131.5
Consumer Interactive	66.5	60.3	185.8	175.2
Corporate	(30.7)	(25.7)	(89.4)	(72.8)
Consolidated Adjusted EBITDA	$280.9	$244.9	$783.5	$668.1
As a result of displaying amounts in millions, rounding differences may exist in the table above.

A reconciliation of net income attributable to TransUnion to Adjusted EBITDA for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$91.7	$46.3	$264.1	$174.4
Discontinued operations	—	1.4	4.6	1.4
Net income from continuing operations attributable to TransUnion	91.7	47.7	268.7	175.9
Net interest expense	41.3	42.6	128.2	89.0
Provision for income taxes	24.2	28.6	64.2	72.1
Depreciation and amortization	88.7	84.2	271.4	218.8
EBITDA	246.0	203.2	732.5	555.8
Adjustments to EBITDA:
Acquisition-related revenue adjustments(1)	—	17.7	5.9	17.7
Stock-based compensation(2)	14.7	16.3	35.6	43.2
Mergers and acquisitions, divestitures and business optimization(3)	4.8	6.2	(7.8)	35.3
Other(4)	15.4	1.5	17.3	16.1
Total adjustments to EBITDA	34.9	41.7	51.0	112.4
Consolidated Adjusted EBITDA	$280.9	$244.9	$783.5	$668.1
As a result of displaying amounts in millions, rounding differences may exist in the table above.

(1)
This adjustment represents certain non-cash adjustments related to acquired entities, predominantly adjustments to increase revenue resulting from purchase accounting reductions to deferred revenue we record on the opening balance sheets of acquired entities. Deferred revenue results when a company receives payment in advance of fulfilling their performance obligations under contracts. Business combination accounting rules require us to record deferred revenue of acquired entities at fair value if we are obligated to perform any future services under these contracts. The fair value of this deferred revenue is determined based on the direct and indirect incremental costs of fulfilling our performance obligations under these contracts, plus a normal profit margin. Generally, this fair value calculation results in a reduction to the purchased deferred revenue balance. The above adjustment includes an estimate for the increase in revenue equal to the difference between what the acquired entities would have recorded as revenue and the lower revenue we record as a result of the reduced deferred revenue balance. This increase is partially offset by an estimated decrease to revenue for certain acquired non-core customer contracts that are not classified as discontinued operations that will expire within approximately one year from the date of acquisition. Beginning in the third quarter of 2019, we no longer have these adjustments to revenue.We present Adjusted Revenue as a supplemental measure of our revenue because we believe it provides meaningful information regarding our revenue and provides a basis to compare revenue between periods. In addition, our board of directors and executive management team use Adjusted Revenue as a compensation measure under our incentive compensation plans. The table above provides a reconciliation for revenue to Adjusted Revenue.

(2)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(3)
For the three months ended September 30, 2019, consisted of the following adjustments: a $2.0 million loss on assets of a small business in our United Kingdom region that are classified as held-for-sale; $2.0 million of Callcredit integration costs; a $0.6 million adjustment to contingent consideration expense from previous acquisitions; $0.5 million of acquisition expenses; and a $(0.2) million reimbursement for transition services provided to the buyers of certain of our discontinued operations.

For the nine months ended September 30, 2019, consisted of the following adjustments: a $(31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; $(0.4) million reimbursement for transition services provided to the buyers of our discontinued operations; $10.5 million of Callcredit integration costs; a $8.6 million loss on the impairment of certain Cost Method investments; $2.1 million of acquisition expenses; a $2.0 million loss on assets of a small business in our United Kingdom region that are classified as held-for-sale; and a $0.6 million adjustment to contingent consideration expense from previous acquisitions.
For the three months ended September 30, 2018, consisted of the following adjustments: $4.2 million of Callcredit integration costs; $1.7 million of acquisition expenses; a $0.2 million loss on the divestiture of a small business operation; a $0.2 million loss from a fair value remeasurement of an investment in a nonconsolidated affiliate, offset by $(0.1) million for the portion that is attributable to the non-controlling interest; a $0.1 million adjustment to contingent consideration expense from previous acquisitions; and $(0.1) million of miscellaneous.
For the nine months ended September 30, 2018, consisted of the following adjustments: $28.7 million of acquisition expenses; $4.2 million of Callcredit integration costs; a $1.5 million net loss from the fair value remeasurements of investments in nonconsolidated affiliates; $1.2 million loss on the divestiture of a small business operation, offset by $(0.4) million for the portion that is attributable to the non-controlling interest; and a $0.1 million adjustment to contingent consideration expense from previous acquisitions.

(4)
For the three months ended September 30, 2019, consisted of the following adjustments: $19.7 million of expenses (including $1.8 million of administrative expenses) associated with the Fraud Incident offset by the $(7.1) million portion that is attributable to the non-controlling interest; $1.6 million from currency remeasurement; $0.7 million of deferred loan fees written off as a result of the prepayments on our debt; and $0.5 million of loan fees.

For the nine months ended September 30, 2019, consisted of the following adjustments: $19.7 million of expenses (including $1.8 million of administrative expenses) associated with the Fraud Incident offset by the $(7.1) million portion that is attributable to the non-controlling interest; $1.9 million from currency remeasurement; $1.5 million of loan fees; $1.5 million of deferred loan fees written off as a result of the prepayments on our debt; and $(0.1) million of miscellaneous.
For the three months ended September 30, 2018, consisted of the following adjustments: $1.0 million loss from currency remeasurement of our foreign operations; $0.5 million of loan fees; $0.1 million of fees related to new financing under our senior secured credit facility; and $(0.1) million of miscellaneous.
For the nine months ended September 30, 2018, consisted of the following adjustments: $12.0 million of fees related to new financing under our senior secured credit facility; a $3.3 million loss from currency remeasurement of our foreign operations; $1.1 million of loan fees; $0.5 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; a $(0.7) million mark-to-market gain related to ineffectiveness of our interest rate hedge; and $(0.1) million of miscellaneous.
Earnings from equity method investments included in non-operating income and expense for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
U.S. Markets	$0.8	$0.7	$2.0	$2.1
International	2.4	2.5	8.2	6.3
Total	$3.1	$3.2	$10.2	$8.4

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues can be significantly influenced by general macroeconomic conditions, including the availability of credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In the markets where we compete, we have generally seen good economic conditions and stable markets over the past few years. In the United States, September set a record for the longest period of economic expansion in U.S. history at 124 months. One result of this record expansion is that we continue to see a healthy, well-functioning consumer lending market driven by the exceptionally strong labor market and continuing strong consumer confidence. During the third quarter of 2019, we saw continuing improvements that began late in the first quarter in the mortgage market due to the recent declines in mortgage rates and improvements in new and existing home sales, and improvements in our customer’s marketing activity. Demand for consumer solutions continues to be strong due to consumer awareness of the risk of identity theft due to data breaches and increasingly available free credit information. These positive signs have been tempered by continuing uncertainty around trade policies and global economic growth. Internationally, we continue to see strong growth in key markets, tempered by uncertainty in our Africa region and ongoing concern over Brexit. Weakening foreign currencies in most regions lowered our reported results for 2019 compared with 2018.
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

Recent Developments
In early July 2019, we determined that TransUnion Limited, a Hong Kong entity that is included in our International segment and in which we hold a 56.25 percent interest, was the victim of criminal fraud (the “Fraud Incident”). The Fraud Incident involved employee impersonation and fraudulent requests targeting TransUnion Limited, which resulted in a series of fraudulently-induced unauthorized wire transfers totaling $17.8 million in early July 2019 that is included in other income and (expense), net, on our Consolidated Statements of Income. In addition, through September 30, 2019, we have incurred $1.8 million of administrative expenses investigating the Fraud Incident and enhancing our controls that is included in selling, general and administrative expenses, for a total of $19.7 million that is included in income before income taxes. The tax benefit of these expenses was $3.3 million, for a net after tax loss of $16.4 million, of which $7.1 million is attributable to the non-controlling interest and $9.3 million is attributable to Transunion. There was no impact on Adjusted EBITDA as the net impact of the Fraud Incident was added back to Adjusted EBITDA as presented in the tables below.
During the third quarter of 2019, we prepaid $165.0 million of our outstanding Senior Secured Term Loan B-3. During the second quarter of 2019, we prepaid $100.0 million of our outstanding Senior Secured Term Loan B-3.
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842).This guidance, among other things, requires us to record the future discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-to-use” asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. This new guidance affects the comparability of our balance sheets as of September 30, 2019 compared with December 31, 2018. See Part 1, Item 1, Note 10, “Leases,” for additional information about our leases.
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

See Part I, Item I, “Notes to Unaudited Consolidated Financial Statements,” Note 2, “Business Acquisitions,” for further information about certain of these acquisitions.
Key Components of Our Results of Operations
Revenue
The following is a more detailed description of how we derive and report revenue for our three reportable segments:
U.S. Markets
U.S. Markets provides consumer reports, risk scores, analytical services and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for the following verticals:

•
Financial Services: The financial services vertical consists of our consumer lending, mortgage, auto, and cards and payments lines of business. Our financial services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, online-only lenders (FinTech), and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle: customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification, and authentication and debt recovery solutions.

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
Management, including our CODM, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, segment Adjusted EBITDA, cash provided by operating activities and cash paid for capital expenditures and the non-GAAP measures Adjusted Revenue and consolidated Adjusted EBITDA. For the three and nine months ended September 30, 2019 and 2018, these key indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue:
Consolidated revenue as reported	$689.3	$603.6	$85.7	14.2%	$1,970.5	$1,704.1	$266.4	15.6%
Acquisition revenue-related adjustments(1)	—	17.7	(17.7)	(100.0)%	5.9	17.7	(11.8)	(67.6)%
Consolidated Adjusted Revenue(2)	$689.3	$621.3	$68.0	10.9%	$1,976.4	$1,721.8	$254.6	14.8%

U.S. Markets gross revenue	$420.2	$374.8	$45.4	12.1%	$1,194.9	$1,075.3	$119.6	11.1%
Acquisition revenue-related adjustments(1)	—	1.1	(1.1)	(100.0)%	0.4	1.1	(0.7)	(67.6)%
U.S. Markets gross Adjusted Revenue(2)	$420.2	$375.9	$44.4	11.8%	$1,195.2	$1,076.4	$118.9	11.0%

International gross revenue	$160.0	$128.7	$31.3	24.3%	$457.1	$330.9	$126.1	38.1%
Acquisition revenue-related adjustments(1)	—	16.6	(16.6)	(100.0)%	5.6	16.6	(11.1)	(66.5)%
International gross Adjusted Revenue(2)	$160.0	$145.3	$14.7	10.1%	$462.7	$347.6	$115.1	33.1%

Consumer Interactive gross revenue	$127.8	$119.1	$8.7	7.3%	$374.7	$354.6	$20.1	5.7%

Adjusted EBITDA(2):
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA(2):
Net income attributable to TransUnion	$91.7	$46.3	$45.4	98.1%	$264.1	$174.4	$89.6	51.4%
Discontinued operations	—	1.4	(1.4)	nm	4.6	1.4	3.2	nm
Net income from continuing operations attributable to TransUnion	91.7	47.7	44.0	92.2%	268.7	175.9	92.8	52.8%
Net interest expense	41.3	42.6	(1.3)	(3.1)%	128.2	89.0	39.2	44.1%
Provision for income taxes	24.2	28.6	(4.4)	nm	64.2	72.1	(7.9)	(11.0)%
Depreciation and amortization	88.7	84.2	4.5	5.4%	271.4	218.8	52.6	24.1%
EBITDA	246.0	203.2	42.8	21.1%	732.5	555.8	176.7	31.8%
Adjustments to EBITDA:
Acquisition revenue-related adjustments(1)	—	17.7	(17.7)	(100.0)%	5.9	17.7	(11.8)	(66.6)%
Stock-based compensation(3)	14.7	16.3	(1.7)	(10.3)%	35.6	43.2	(7.7)	(17.7)%
Mergers and acquisitions, divestitures and business optimization(4)	4.8	6.2	(1.3)	(21.3)%	(7.8)	35.3	(43.1)	nm
Other(5)	15.4	1.5	13.9	nm	17.3	16.1	1.2	7.2%
Total adjustments to EBITDA	34.9	41.7	(6.8)	(16.4)%	51.0	112.4	(61.4)	(54.6)%
Consolidated Adjusted EBITDA(2)	$280.9	$244.9	$36.0	14.7%	$783.5	$668.1	$115.4	17.3%

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
U.S. Markets Adjusted EBITDA	$181.0	$153.0	$28.0	18.3%	$498.5	$434.3	$64.2	14.8%
International Adjusted EBITDA	64.0	57.3	6.8	11.9%	188.6	131.5	57.0	43.4%
Consumer Interactive Adjusted EBITDA	66.5	60.3	6.2	10.3%	185.8	175.2	10.6	6.1%
Corporate	(30.7)	(25.7)	(5.0)	(19.4)%	(89.4)	(72.8)	(16.6)	(22.8)%
Consolidated Adjusted EBITDA(2)	$280.9	$244.9	$36.0	14.7%	$783.5	$668.1	$115.4	17.3%

Other metrics:
Cash provided by operating activities of continuing operations	$279.4	$179.8	$99.6	55.4%	$587.7	$410.3	$177.4	43.2%
Capital expenditures	$44.1	$47.9	$(3.8)	(7.9)%	$132.1	$118.3	$13.8	11.7%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.

(1)
This adjustment represents certain non-cash adjustments related to acquired entities, predominantly adjustments to increase revenue resulting from purchase accounting reductions to deferred revenue we record on the opening balance sheets of acquired entities. Deferred revenue results when a company receives payment in advance of fulfilling their performance obligations under contracts. Business combination accounting rules require us to record deferred revenue of acquired entities at fair value if we are obligated to perform any future services under these contracts. The fair value of this deferred revenue is determined based on the direct and indirect incremental costs of fulfilling our performance obligations under these contracts, plus a normal profit margin. Generally, this fair value calculation results in a reduction to the purchased deferred revenue balance. The above adjustment includes an estimate for the increase in revenue equal to the difference between what the acquired entities would have recorded as revenue and the lower revenue we record as a result of the reduced deferred revenue balance. This increase is partially offset by an estimated decrease to revenue for certain acquired non-core customer contracts that are not classified as discontinued operations that will expire within approximately one year from the date of acquisition. Beginning in the third quarter of 2019, we no longer have these adjustments to revenue.We present Adjusted Revenue as a supplemental measure of our revenue because we believe it provides meaningful information regarding our revenue and provides a basis to compare revenue between periods. In addition, our board of directors and executive management team use Adjusted Revenue as a compensation measure under our incentive compensation plans. The table above provides a reconciliation for revenue to Adjusted Revenue.

(2)
We define Adjusted Revenue as GAAP revenue adjusted for certain acquisition-related deferred revenue and non-core contract-related revenue. We define Adjusted EBITDA as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted Revenue as a supplemental measure of revenue because we believe it provides a basis to compare revenue between periods. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018.

(3)	Consisted of stock-based compensation and cash-settled stock-based compensation.

(4)
For the three months ended September 30, 2019, consisted of the following adjustments: a $2.0 million loss on assets of a small business in our United Kingdom region that are classified as held-for-sale; $2.0 million of Callcredit integration costs; a $0.6 million adjustment to contingent consideration expense from previous acquisitions; $0.5 million of acquisition expenses; and a $(0.2) million reimbursement for transition services provided to the buyers of certain of our discontinued operations.

For the nine months ended September 30, 2019, consisted of the following adjustments: a $(31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; $(0.4) million reimbursement for transition services provided to the buyers of our discontinued operations; $10.5 million of Callcredit integration costs; a $8.6 million loss on the impairment of certain Cost Method investments; $2.1 million of acquisition expenses; a $2.0 million loss on assets of a small business in our United Kingdom region that are classified as held-for-sale; and a $0.6 million adjustment to contingent consideration expense from previous acquisitions.
For the three months ended September 30, 2018, consisted of the following adjustments: $4.2 million of Callcredit integration costs; $1.7 million of acquisition expenses; a $0.2 million loss on the divestiture of a small business operation; a $0.2 million loss from a fair value remeasurement of an investment in a nonconsolidated affiliate, offset by $(0.1) million for the portion that is attributable to the non-controlling interest; a $0.1 million adjustment to contingent consideration expense from previous acquisitions; and $(0.1) million of miscellaneous.
For the nine months ended September 30, 2018, consisted of the following adjustments: $28.7 million of acquisition expenses; $4.2 million of Callcredit integration costs; a $1.5 million net loss from the fair value remeasurements of investments in nonconsolidated affiliates; $1.2 million loss on the divestiture of a small business operation, offset by $(0.4) million for the portion that is attributable to the non-controlling interest; and a $0.1 million adjustment to contingent consideration expense from previous acquisitions.

(5)
For the three months ended September 30, 2019, consisted of the following adjustments: $19.7 million of expenses (including $1.8 million of administrative expenses) associated with the Fraud Incident offset by the ($7.1) million portion that is attributable to the non-controlling interest; $1.6 million from currency remeasurement; $0.7 million of deferred loan fees written off as a result of the prepayments on our debt; and $0.5 million of loan fees.

For the nine months ended September 30, 2019, consisted of the following adjustments: $19.7 million of expenses (including $1.8 million of administrative expenses) associated with the Fraud Incident offset by the ($7.1) million portion that is attributable to the non-controlling interest; $1.9 million from currency remeasurement; $1.5 million of loan fees; $1.5 million of deferred loan fees written off as a result of the prepayments on our debt; and $(0.1) million of miscellaneous.
For the three months ended September 30, 2018, consisted of the following adjustments: $1.0 million loss from currency remeasurement of our foreign operations; $0.5 million of loan fees; $0.1 million of fees related to new financing under our senior secured credit facility; and $(0.1) million of miscellaneous.
For the nine months ended September 30, 2018, consisted of the following adjustments: $12.0 million of fees related to new financing under our senior secured credit facility; a $3.3 million loss from currency remeasurement of our foreign operations; $1.1 million of loan fees; $0.5 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; a $(0.7) million mark-to-market gain related to ineffectiveness of our interest rate hedge; and $(0.1) million of miscellaneous.

Revenue
Revenue increased $85.7 million for the three months ended September 30, 2019, compared with the same period in 2018, due primarily to organic growth in all of our segments, including both the U.S. Markets financial services and emerging verticals and all of the International regions, revenue from our recent acquisitions in our U.S. Markets and International segments and revenue from new product initiatives, partially offset by the impact of weakening foreign currencies on revenue from our International segment. Acquisitions accounted for an increase in revenue of 0.9%. The impact of weakening foreign currencies accounted for a decrease in revenue of 0.9%.
Revenue increased $266.4 million for the nine months ended September 30, 2019, compared with the same period in 2018, due primarily to organic growth in all of our segments, including both the U.S. Markets financial services and emerging verticals and all of the International regions, revenue from our recent acquisitions in our U.S. Markets and International segments and revenue from new product initiatives, partially offset by the impact of weakening foreign currencies on revenue from our International segment. Acquisitions accounted for an increase in revenue of 6.8%. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.2%.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
U.S. Markets:
Financial Services	$225.3	$199.6	$25.7	12.9%	$627.4	$574.8	$52.6	9.1%
Emerging Verticals	194.9	175.1	19.8	11.3%	567.5	500.4	67.0	13.4%
U.S. Markets gross revenue	420.2	374.8	45.4	12.1%	1,194.9	1,075.3	119.6	11.1%

International:
Canada	27.3	24.6	2.7	10.9%	75.7	70.5	5.1	7.2%
Latin America	26.4	24.6	1.8	7.5%	77.9	75.6	2.4	3.2%
United Kingdom(1)	47.6	28.2	19.4	nm	136.4	35.9	100.4	nm
Africa	15.7	15.3	0.4	2.4%	44.7	47.9	(3.2)	(6.7)%
India	27.4	20.6	6.8	33.0%	80.0	59.7	20.3	34.1%
Asia Pacific	15.6	15.4	0.2	1.4%	42.4	41.3	1.1	2.6%
International gross revenue(1)	160.0	128.7	31.3	24.3%	457.1	330.9	126.1	38.1%

Consumer Interactive gross revenue	127.8	119.1	8.7	7.3%	374.7	354.6	20.1	5.7%

Total gross revenue	$708.0	$622.6	$85.4	13.7%	$2,026.7	$1,760.8	$265.9	15.1%

Intersegment revenue eliminations:
U.S. Markets	$(17.1)	$(17.5)	$0.4	(2.3)%	$(51.8)	$(52.4)	0.6	(1.2)%
International	(1.3)	(1.3)	—	2.8%	(3.8)	(3.9)	0.1	(1.7)%
Consumer Interactive	(0.2)	(0.2)	(0.1)	32.7%	(0.6)	(0.5)	(0.1)	27.6%
Total intersegment revenue eliminations	(18.7)	(19.0)	0.3	1.6%	(56.2)	(56.8)	0.5	(1.0)%
Total revenue as reported	$689.3	$603.6	$85.7	14.2%	$1,970.5	$1,704.1	$266.4	15.6%
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

U.S. Markets Segment
U.S. Markets revenue increased $45.4 million and $119.6 million for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to increases in revenue from both verticals, including increases from recent acquisitions of 1.4% and 3.9%, respectively.
Financial Services: Revenue increased $25.7 million and $52.6 million for the three and nine months ended September 30, 2019, compared with the same period in 2018, due primarily to improvements to market conditions, new product initiatives and improvements in our credit marketing services revenue, and in the nine-month period, revenue from our recent acquisitions.
Emerging Verticals: Revenue increased $19.8 million and $67.0 million for the three and nine months ended September 30, 2019, compared with the same period in 2018, due primarily to increased volumes, including new product initiatives and organic growth, particularly in Insurance, Healthcare, and Diversified Markets verticals, and an increase of 2.9% and 6.6% from recent acquisitions.
International Segment
International revenue increased $31.3 million, or 24.3%, and $126.1 million, or 38.1%, for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to our acquisition of Callcredit and higher revenue in all regions, partially offset by a decrease of 4.0% and 6.3% in each respective period from weakening foreign currencies in most regions. We acquired Callcredit, which is our United Kingdom region, on June 19, 2018. Our International segment revenue includes the activity of Callcredit from the date of acquisition, which obscures comparability of our results between periods.
Canada: Revenue increased $2.7 million, or 10.9%, and $5.1 million, or 7.2%, for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to higher revenue from increased volumes including new product initiatives, partially offset by a decrease of 1.1% and 3.4% in each respective period from the impact of weakening foreign currencies.
Latin America: Revenue increased $1.8 million, or 7.5%, and $2.4 million, or 3.2%, for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to higher revenue from increased volumes including new product initiatives, offset by a decrease of 5.9% and 8.1% in each respective period from the impact of weakening foreign currencies.
United Kingdom: Revenue from continuing operations was $47.6 million and $136.4 million for the three and nine months ended September 30, 2019, compared to $28.2 million and $35.9 million in 2018, all attributable to our Callcredit acquisition. We acquired Callcredit on June 19, 2018, which obscures comparability of our results between periods.
Africa: Revenue increased $0.4 million, or 2.4%, and decreased $3.2 million, or 6.7%, for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to a decrease of 4.9% and 10.8% in each respective period from the impact of weakening foreign currencies, partially offset by higher revenue from increased volumes including new product initiatives.
India: Revenue increased $6.8 million, or 33.0%, and $20.3 million, or 34.1%, for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to higher revenue from increased volumes including new product initiatives, partially offset by a decrease of 0.6% and 6.5% in each respective period from the impact of weakening foreign currencies.
Asia Pacific: Revenue increased $0.2 million, or 1.4%, and $1.1 million, or 2.6%, for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to increased volumes including new product initiatives, partially offset by lower direct-to-consumer revenue in Hong Kong. The impact of foreign currencies did not have a significant impact in either period.
Consumer Interactive Segment
Consumer Interactive revenue increased $8.7 million and $20.1 million for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to an increase in revenue from both our direct and indirect channels, partially offset by a decrease in incremental credit monitoring revenue due to a breach at a competitor.
Operating Expenses
Operating expenses for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of services	$220.8	$207.5	$13.3	6.4%	$645.2	$579.0	$66.2	11.4%
Selling, general and administrative	208.4	189.8	18.7	9.8%	600.8	524.6	76.2	14.5%
Depreciation and amortization	88.7	84.2	4.5	5.4%	271.4	218.8	52.6	24.1%
Total operating expenses	$518.0	$481.5	$36.5	7.6%	$1,517.4	$1,322.3	$195.1	14.8%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $13.3 million and $66.2 million for the three and nine months ended September 30, 2019, compared with the same periods in 2018.
The increase was due primarily to:

•	an increase in product costs resulting from the increase in revenue, primarily in our U.S. Markets segment; and

•
operating and integration-related costs related to the business acquisitions in our U.S. Markets and International segments, particularly in the nine-month period, as we continue to invest in key strategic growth initiatives, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $18.7 million and $76.2 million for the three and nine months ended September 30, 2019, compared with the same periods in 2018.
The increase was due primarily to:

•	operating and integration-related costs related to the business acquisitions in our U.S. Markets and International segments, as we continue to invest in key strategic growth initiatives;

•	an increase in labor costs and professional fees, as we continue to invest in key strategic growth initiatives;

•	an increase in professional service costs in our Corporate segment;

•	an increase in advertising costs, primarily in our Consumer Interactive segment, partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $4.5 million and $52.6 million for the three and nine months ended September 30, 2019, compared with the same periods in 2018, primarily in our International and U.S. Markets segment, due primarily to recent intangible and tangible fixed assets acquired with our recent International and U.S. Markets segment business acquisitions. The increase in the nine-month period related to acquisitions includes nine months of Callcredit and iovation amortization in 2019 compared with four months in 2018.

Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Adjusted Revenue:
U.S. Markets gross Adjusted Revenue	$420.2	$375.9	$44.4	11.8%	$1,195.2	$1,076.4	$118.9	11.0%
International gross Adjusted Revenue	160.0	145.3	14.7	10.1%	462.7	347.6	115.1	33.1%
Consumer Interactive gross Adjusted Revenue	127.8	119.1	8.7	7.3%	374.7	354.6	20.1	5.7%
Total gross Adjusted Revenue	708.0	640.3	67.7	10.6%	2,032.6	1,778.5	254.1	14.3%
Less: intersegment revenue eliminations	(18.7)	(19.0)	0.3	1.6%	(56.2)	(56.8)	0.5	1.0%
Consolidated Adjusted Revenue	$689.3	$621.3	$68.0	10.9%	$1,976.4	$1,721.8	$254.6	14.8%

Adjusted EBITDA(1):
U.S. Markets	$181.0	$153.0	$28.0	18.3%	$498.5	$434.3	$64.2	14.8%
International	64.0	57.3	6.8	11.9%	188.6	131.5	57.0	43.4%
Consumer Interactive	66.5	60.3	6.2	10.3%	185.8	175.2	10.6	6.1%
Corporate	(30.7)	(25.7)	(5.0)	(19.4)%	(89.4)	(72.8)	(16.6)	(22.8)%
Consolidated Adjusted EBITDA(1)	$280.9	$244.9	$36.0	14.7%	$783.5	$668.1	$115.4	17.3%

Adjusted EBITDA margin(1):
U.S. Markets	43.1%	40.7%		2.4%	41.7%	40.3%		1.4%
International	40.0%	39.4%		0.6%	40.8%	37.8%		2.9%
Consumer Interactive	52.1%	50.7%		1.4%	49.6%	49.4%		0.2%
Consolidated Adjusted EBITDA margin(1)	40.7%	39.4%		1.3%	39.6%	38.8%		0.8%
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

Consolidated Adjusted EBITDA increased $36.0 million and $115.4 million for the three and nine months ended September 30, 2019, compared to the same periods in 2018. The increase was due primarily to:

•	an increase in revenue in all of our segments, including revenue from recent business acquisitions;
partially offset by:

•	an increase in operating and integration-related costs related to recent business acquisitions;

•	an increase in product costs, due to the increase in revenue;

•	an increase in labor costs as we continue to invest in strategic growth initiatives; and

•	an increase in advertising costs, primarily in our Consumer Interactive segment.
Adjusted EBITDA margins for the U.S. Markets segment increased due primarily to the increase in revenue, partially offset by the integration-related costs of the recent business acquisitions.
Adjusted EBITDA margins for the International segment increased due to the strong increases in revenue in India and higher margins in our United Kingdom region in 2019 compared with 2018.
Adjusted EBITDA margins for the Consumer Interactive segment increased due to the increase in revenue, partially offset by the increase in advertising costs.

Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense	$(43.5)	$(44.0)	$0.5	1.1%	$(133.7)	$(92.5)	$(41.2)	(44.5)%
Interest income	2.2	1.3	0.8	60.6%	5.4	3.5	1.9	55.3%
Earnings from equity method investments	3.1	3.2	(0.1)	(1.9)%	10.2	8.4	1.8	21.0%
Other income and expense, net:
Acquisition fees	(0.5)	(1.7)	1.2	69.9%	(2.1)	(28.7)	26.6	92.5%
Loan fees	(0.5)	(0.5)	—	(4.3)%	(1.5)	(13.1)	11.6	88.3%
Dividends from Cost Method investments	0.3	0.1	0.2	nm	1.0	0.8	0.2	nm
Other income (expense), net	(19.9)	(1.1)	(18.7)	nm	2.0	(4.5)	6.5	nm
Total other income and expense, net	(20.6)	(3.2)	(17.4)	nm	(0.7)	(45.6)	44.9	nm
Non-operating income and expense	$(58.8)	$(42.7)	$(16.1)	(37.7)%	$(118.7)	$(126.1)	$7.4	5.9%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and nine months ended September 30, 2019, interest expense decreased $0.5 million and increased $41.2 million in each respective period compared with the same periods in 2018. For the three-month period, the decrease was due to a decrease in the average principal balance. For the nine month period, the increase was due primarily to the impact of the increase in our average outstanding principal balance as a result of funding our business acquisitions in the middle of 2018 and an increase in the average interest rate for the nine-month period. Future interest expense could be impacted by changes in our variable interest rates.
Acquisition fees represent costs we have incurred for acquisition-related efforts. For the three and nine months ended September 30, 2018, acquisition fees included fees related to the acquisition of Callcredit, Healthcare Payment Specialists, and iovation.
For the three and nine months ended September 30, 2019, other income (expense), net included a $17.8 million charge for the fraudulent wire transfers from the Fraud Incident. For the nine-month period, other income (expense), net also included a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, offset by $8.6 million of impairments of other Cost Method investments. There were no material gain or loss adjustments to our investments in nonconsolidated affiliates during the three and nine months ended September 30, 2018. See Part I, Item I, “Notes to Unaudited Consolidated Financial Statements,” Note 6, “Investments in Nonconsolidated Affiliates,” for additional information. Other income (expense), net also includes currency remeasurement gains and losses, deferred finance fees written off as a result of the early prepayment of our debt, and other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended September 30, 2019, we reported an effective tax rate of 21.6%, which was higher than the 21.0% U.S. federal statutory rate due primarily to $17.0 million of various foreign, federal and state tax impacts, partially offset by $11.7 million in state tax benefits and $4.6 million of excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2019, we reported an effective tax rate of 19.2%, which was lower than the 21.0% U.S. federal statutory rate due primarily to $31.9 million of excess tax benefits on stock-based compensation and $11.2 million in state tax benefits, partially offset by $37.1 million of additional foreign, federal and state tax expenses.
For the three months ended September 30, 2018, we reported an effective tax rate of 36.0%, which was higher than the 21.0% U.S. federal statutory rate due primarily to $19.5 million of tax expense related to the impact of the Tax Cuts and Jobs Act of 2017 (the “Act”), foreign rate differential, unrecognized tax benefits, and non-deductible acquisition and other costs, partially offset by $7.6 million of excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2018, we reported an effective tax rate of 28.2%, which was higher than the 21.0% U.S. federal statutory rate due primarily to $44.1 million of tax expense related to the impact of the Act, foreign rate differential, unrecognized tax benefits and non-deductible acquisition and other costs, partially offset by $25.7 million of excess tax benefits on stock-based compensation.

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
We prepaid $265 million of our outstanding debt during the nine months ended September 30, 2019.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Senior Secured Revolving Line of Credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure payments, business acquisitions and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured credit facility will be sufficient to fund our planned capital expenditures, debt service and other capital structure payments, business acquisitions and operating needs for the foreseeable future. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $235.9 million and $187.4 million at September 30, 2019, and December 31, 2018, respectively, of which $149.2 million and $130.8 million was held outside the United States in each respective period. As of September 30, 2019, we had no outstanding balance under the Senior Secured Revolving Line of Credit and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available. TransUnion also has the ability to request incremental loans on the same terms under the existing senior secured credit facility up to the greater of an additional $675.0 million and 100% of Consolidated EBITDA. Consolidated EBITDA is reduced to the extent that the senior secured net leverage ratio is above 4.25-to-1. In addition, so long as the senior secured net leverage ratio does not exceed 4.25-to-1.0, we may incur additional incremental loans, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
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
For the three and nine months ended September 30, 2019, we prepaid $165.0 million and $265.0 million of our outstanding Senior Secured Term Loan B-3.
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
On February 13, 2018, we announced that our board of directors has approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. On February 21, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on March 7, 2019. The total dividend declared was $14.3 million, of which $14.0 million was paid on March 22, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. On May 9, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on May 23, 2019. The total dividend declared was $14.3 million, of which $14.1 million was paid on June 7, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. On August 8, 2019, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on August 22, 2019. The total dividend declared was $14.4 million, of which $14.1 million was paid on September 6, 2019, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest.

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
Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2019	2018	Change
Cash provided by operating activities of continuing operations	$587.7	$410.3	$177.4
Cash used in investing activities of continuing operations	(155.1)	(1,927.1)	1,772.0
Cash (used in) provided by financing activities	(373.0)	1,633.9	(2,006.9)
Cash used in discontinued operations	(7.3)	(1.0)	(6.3)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	(5.3)	1.5
Net change in cash and cash equivalents	$48.5	$110.8	$(62.3)
Operating Activities
The increase in cash provided by operating activities of continuing operations was due primarily to the increase in operating income excluding depreciation and amortization, partially offset by an increase in interest expense resulting from the increase in outstanding debt due to our 2018 acquisitions.
Investing Activities
The decrease in cash used in investing activities was due primarily to lower cash used for acquisitions and the proceeds from the sale of the Callcredit discontinued operation, partially offset by an increase in capital expenditures.
Financing Activities
The increase in cash used in financing activities is due primarily to the loan proceeds borrowed in 2018 to fund our acquisitions, $265.0 million of prepayments made on our outstanding debt in 2019, $37.7 million of cash used to pay employee withholding taxes on restricted stock that vested during the year that we have recorded as treasury stock, and one additional quarterly dividend payment made in 2019 compared with 2018.
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
Cash paid for capital expenditures increased $13.8 million, from $118.3 million for the nine months ended September 30, 2018, to $132.1 million for the nine months ended September 30, 2019.

Debt
Hedge
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fixed our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt between a range of 2.647% to 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,435.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,428.1 million and will decrease each quarter until the agreement terminates on June 30, 2020. In July 2016, we began to pay the various counterparties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2019, we were in compliance with all debt covenants.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to various market risks, including those caused by potentially adverse movements in foreign currency exchange rates. Due to our acquisition of Callcredit during the second quarter 2018, we now have exposure to British pounds sterling in addition to other foreign currencies. We also have a significant amount of variable rate debt and funds invested in interest bearing accounts. As of September 30, 2019, our weighted-average interest rate on our variable rate debt is 3.89%, compared with 4.45% at December 31, 2018. This decrease is primarily due to the decrease in LIBOR during the past three months.
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
As previously disclosed on Form 8-K dated on July 18, 2019, and on Form 10-Q dated July 23, 2019, we determined that TransUnion Limited, a Hong Kong entity in which we hold a 56.25 percent interest, was the victim of criminal fraud (the “Fraud Incident”). The Fraud Incident involved employee impersonation and fraudulent requests targeting TransUnion Limited, which resulted in a series of fraudulently-induced unauthorized wire transfers totaling $17.8 million in early July 2019. We determined that our internal controls did not operate effectively to prevent or timely detect unauthorized wire transfers by TransUnion Limited.  Specifically, although we believe our internal controls were adequate to timely detect unauthorized wire transfers so as to prevent or detect a material misstatement of our financial statements, these controls did not operate effectively to safeguard the Company’s cash assets in TransUnion Limited from unauthorized wire transfers. This material weakness in our controls resulted in the inability to prevent and timely detect this misappropriation of our cash assets in TransUnion Limited.
Immediately following this incident, we initiated a reassessment of our controls related to the wire transfer process and are implementing our action plan for the remediation of this matter, which includes the following control enhancements identified to date:

•	enhancing email controls;

•	enhancing approval requirements for wire transfers;

•	enhancing controls within online banking platforms;

•	increasing the centralization and review processes associated with cash management; and

•	increasing internal communication to heighten awareness and emphasize the importance of exercising professional skepticism and judgment.
We expect to complete our remediation efforts during the remainder of 2019.

Changes in Internal Control over Financial Reporting
During the quarter covered by this report, other than the actions described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The defensive measures that we take to manage threats, especially cyber-related threats, to our business may not adequately anticipate, prevent or mitigate harm we may suffer from such threats. Criminals use evolving and increasingly sophisticated methods of perpetrating illegal and fraudulent activities. For example, we determined in July 2019 that TransUnion Limited, a Hong-Kong entity in which the Company holds a 56.25 percent interest, was the victim of criminal fraud (the “Fraud Incident”) involving employee impersonation and fraudulent requests that successfully targeted TransUnion Limited, which resulted in a series of fraudulently-induced wire transfers totaling $17.8 million in July 2019 for which we recorded a one-time pre-tax charge of $17.8 million in the third quarter of 2019. See Part I, Item 1, Note 15, “Reportable Segments,” for additional information about the Fraud Incident. Fraudulent activities committed against us could disrupt our operations, have an adverse effect on our financial results, subject us to substantial legal proceedings and potential liability, result in a material loss of business and/or significantly harm our reputation.
Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, which could cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.
We have identified a material weakness in our internal control over financial reporting. See Part , Item 4, “Controls and Procedures.” We cannot assure you that we will maintain effective internal control over financial reporting in the future. Any failure to maintain or implement new or improved controls could result in additional material weaknesses or result in the failure to detect or prevent material misstatements in our financial statements, which could cause investors to lose confidence in our reported financial information and harm our stock price.
The United Kingdom’s vote to exit from the European Union could adversely impact us.
On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. In March 2017, the U.K. government officially triggered the process to formally initiate negotiations for the terms of separation from the European Union. In June 2017, the U.K. government began negotiations to leave the European Union. The terms of any withdrawal continue to be subject to these complex and ongoing negotiations between the U.K. and the European Union and, as of the date of the filing of this Quarterly Report on Form 10-Q, the result and timing remain uncertain. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, which could cause our consumers to reevaluate their expenses and reduce their spending on our services and could significantly reduce global market liquidity and restrict the ability of key market participants, including our financial services and consumer lender clients, to operate in certain financial markets. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region, particularly in light of the possibility that an immediate, so-called “no deal” withdrawal could occur without a negotiated agreement. If the U.K. and the European Union are unable to negotiate acceptable withdrawal terms, barrier-free access between the U.K. and other European Union member states or among the European economic area overall could be diminished or eliminated. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	1,468	$73.50	—	$166.6
August 1 to August 31	7,979	83.04	—	$166.6
September 1 to September 30	246	81.11	—	$166.6
Total	9,693	$79.49	—
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

ITEM 6. EXHIBITS

3.1	Second Amended and Restated Bylaws of TransUnion Amended as of August 7, 2019.**

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

October 22, 2019	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

October 22, 2019	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Vice President, Chief Accounting Officer
(Principal Accounting Officer)