Form 10-K
period 2019-12-31
TransUnion
filed 2020-02-18
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-37470

TransUnion
(Exact name of registrant as specified in its charter)

Delaware			61-1678417
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
555 West Adams,	Chicago,	Illinois	60661
(Address of principal executive offices)			(Zip Code)
312-985-2000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TRU	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒	Yes	☐	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐	Yes	☒	No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13.8 billion as of June 30, 2019 (based on the closing stock price of such stock as quoted on the New York Stock Exchange).

As of January 31, 2020, there were 188.8 million shares of TransUnion common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of TransUnion for the Annual Meeting of Stockholders to be held May 12, 2020 are incorporated by reference to the extent specified in Part III of this Form 10-K.

TRANSUNION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2019

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
Factors that could materially affect our financial results or such forward-looking statements include:

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	our ability to provide competitive services and prices;

•	our ability to retain or renew existing agreements with large or long-term customers;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to maintain our access to data sources;

•	government regulation and changes in the regulatory environment;

•	litigation or regulatory proceedings;

•	regulatory oversight of critical activities;

•	our ability to effectively manage our costs;

•	economic and political stability in the United States and international markets where we operate;

•	our ability to effectively develop and maintain strategic alliances and joint ventures;

•	our ability to timely develop new services and the markets’ willingness to adopt our new services;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our ability to make acquisitions and successfully integrate the operations of acquired businesses and realize the intended benefits of such acquisitions;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of intellectual property;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	further consolidation in our end-customer markets;

•	the increased availability of consumer information;

•	losses against which we do not insure;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	share repurchase plans; and

•	our reliance on key management personnel.
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
ITEM 1 BUSINESS
Overview
TransUnion is a leading global information and insights company that strives to make trust possible between businesses and consumers, working to ensure that each person is reliably and safely represented in the marketplace. At TransUnion, we find innovative ways to leverage data and information to help businesses and consumers transact with confidence and achieve great things. We call this Information for Good.
Grounded in our legacy as a credit reporting agency, we have built a robust and accurate database of information for a large portion of the adult population in the markets we serve. We use our data fusion methodology to link and match an increasing set of other disparate data to further enrich our database. We use this enriched data, combined with our expertise, to continuously develop more powerful and useful solutions for our customers, all in accordance with global laws and regulations. Because of our work, organizations can better understand consumers in order to make more informed decisions, and earn consumer trust through great, personalized experiences, and the proactive extension of the right opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in the opportunities they deserve.
We provide consumer reports, actionable insights and analytics such as credit and other scores, and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services, Healthcare, Insurance and other markets we serve. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India, and Asia Pacific.
Our addressable market includes the data and analytics market, which continues to grow as companies around the world recognize the benefits of building an analytical enterprise where decisions are made based on data and insights, and as consumers recognize the importance that data and analytics play in their ability to procure goods and services and protect their identities. According to an April 2019 report, International Data Corporation (“IDC”) estimates worldwide spending on data and analytics services is projected to continue to grow at a double digit compound annual growth rate through 2022. There are several underlying trends supporting this market growth, including the creation of large amounts of data, advances in technology and analytics that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. Leveraging our more than 50 year operating history and our established position as a leading provider of information and insights, we have advanced our business by investing in a number of strategic initiatives such as evolving our technology infrastructure to leverage both internal and external capabilities as appropriate to best serve our customers, expanding the breadth and depth of our data, strengthening our analytics capabilities and enhancing our business processes. As a result, we believe we are well positioned to expand our share within the markets we currently serve and capitalize on the larger data and analytics opportunity.
Our solutions are based on a foundation of financial, credit, alternative credit, identity, bankruptcy, lien, judgment, healthcare, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases, public records repositories, and other data sources. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our technology infrastructure allows us to efficiently integrate our data with our analytics and decisioning capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics resources, including our people and tools driving predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable us to provide businesses and consumers with better insights into their data. Our decisioning capabilities, which are generally delivered on a software-as-a-service platform, allow businesses to interpret data and apply their specific qualifying criteria to make decisions and take actions. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud and data breaches. Similarly, our capabilities allow consumers to see how their credit profiles have changed over time, understand the impact of financial decisions on their credit scores, manage their personal information and take precautions against identity theft.
We leverage our differentiated capabilities in order to serve a global customer base across multiple geographies and industry verticals. We offer our solutions to business customers in Financial Services, Healthcare, Insurance and other industries, and our customer base includes many of the largest companies in the industries we serve. We sell our solutions to leading consumer lending banks, credit card issuers, alternative lenders, auto insurance carriers, auto lenders, healthcare providers, and federal, state and local government agencies. We have been successful in leveraging our brand, our expertise and our solutions in our global operations and have a leading presence in several high-growth international markets. Millions of consumers across the globe also use our data to help manage their personal finances and take precautions against identity theft.
We believe we have an attractive business model that has highly recurring and diversified revenue streams, low capital requirements, significant operating leverage and strong and stable cash flows. The proprietary and embedded nature of our solutions and the integral role that we play in our customers’ decision-making processes have historically translated into high customer retention and revenue visibility. We continue to demonstrate organic growth by increasing our sales to existing customers, innovating new solutions and gaining new customers. We have a diversified portfolio of businesses across our segments, reducing our exposure to cyclical trends in any particular industry vertical or geography. We operate primarily on a contributory data model in which we typically obtain updated information including a growing set of public record and alternative data at little or no cost, as we develop new solutions and expand into new industries and geographies. We are evolving to a hybrid public-private technology infrastructure so that our systems are highly secure, reliable, and performant by design. We are focused on investing in ways of working and foundational technology that allows us to leverage demand-led consumption from public cloud providers and from our high performance privately owned infrastructure.
Our total revenues increased from $2.317 billion for the year ended December 31, 2018 to $2.656 billion for the year ended December 31, 2019, representing year-over-year growth of 14.6%. Our Net Income attributable to TransUnion increased from $276.6 million for the year ended December 31, 2018, to $346.9 million for the year ended December 31, 2019. Our Adjusted EBITDA increased from $916.9 million for the year ended December 31, 2018 to $1,058.9 million for the year ended December 31, 2019, representing year-over-year growth of 15.5%. As of December 31, 2019, the book value of our debt was $3.657 billion. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Key Performance Measures,” for our definition of Adjusted EBITDA and the reconciliation to net income attributable to TransUnion.
Our Evolution
We are dedicated to evolving our legacy as a global information and insights company that makes trust possible, so businesses and consumers can transact with confidence and achieve great things. Our business has over 50 years of operating history and a long track record of providing information and insights to businesses and consumers while continuing to innovate to meet their changing needs. Since our founding as a provider of regional credit reporting services, we have built a comprehensive, valuable, and unique database of U.S. consumers to build solutions that span many industry verticals and customer processes. We expanded our operations by targeting new customers, industry verticals and geographies and also entered the consumer solutions space. We have strengthened our analytics and decisioning capabilities and acquired complementary datasets and technologies enabling us to enhance our solutions, diversify our revenue base and expand into other verticals, such as Healthcare and Insurance. We continue to grow our global presence, creating and acquiring credit reporting agencies in new geographies and establishing strong international footholds to expand into other emerging markets. We also expanded the reach of our consumer solutions by partnering with other market leaders and innovators.
As part of our continued evolution, we have invested in a number of strategic initiatives that we believe will allow us to cater to the growing demand for data and analytics, provide differentiated solutions and better serve our customers. These initiatives include:

•
Investing in our Technology:    Technology is at the core of the solutions we provide to our customers. We have continuously made significant investments to evolve our technology infrastructure by leveraging both internal and external resources. We also leverage the latest data and analytics technologies which enable us to be quicker, more efficient and more cost-effective. Our significant investments allow us to organize and handle high volumes of disparate data, improve delivery speeds, provide better availability and strengthen product development capabilities, while lowering our overall cost structure and allowing us to aggressively invest in information security. Our technology allows us to build capabilities and leverage them across multiple geographies and industry verticals.

•
Expanding our Data:    We continue to invest in the breadth and depth of our data. We introduced the concept of trended data to provide the trajectory of a consumer’s risk profile, used public records data to enhance the scope of business issues we can address and incorporated alternative data into our databases to allow for a more comprehensive risk assessment of banked and unbanked consumers. We believe we are the largest provider in the United States of both nationwide consumer credit data and comprehensive, diverse public records data. We continue to improve the quality of our data, provide deeper insights into risk and create differentiated solutions for our customers.

•
Strengthening our Analytics Capabilities:    We have strengthened our analytics capabilities by leveraging modern technology and differentiated data assets, utilizing more advanced tools and growing our analytics team. This has allowed us to create solutions that produce greater insights and more predictive results, which help our customers make better decisions. Our strengthened analytics capabilities have also shortened our time-to-market to create and deliver these solutions to our customers.

•
Broadening our Target Markets:    We have grown our target markets by establishing a presence in attractive high-growth and strategic international markets such as the United Kingdom, India, Colombia and the Philippines. We have also established a presence in diversified verticals such as Healthcare, Insurance, Public Sector, and Media, as well as expanded the reach of our consumer offerings by partnering with traditional and emerging providers in new verticals. Our capabilities enable us to develop scalable products that we are able to deploy across new markets and verticals globally.

•
Enhancing our Business Processes and Capabilities:    We continue to enhance our business processes and capabilities to support our growth. We have developed technology centers-of excellence, common tools and technologies, and redundancy and disaster recovery plans. We have hired additional industry experts, which has allowed us to create and sell new vertical-specific solutions that address our customers’ needs. Our global sales force structure includes dedicated teams for our largest customers, shared sales teams for our mid-sized customers, and call center support teams for our smaller customers, which increases our sales team’s effectiveness across our target markets.

We believe that our ongoing focus on evolving with the market and with our customers’ needs ensures continued improvement in our overall services to businesses and consumers. Leveraging our trusted brand, global scale and strong market position in the verticals we serve will allow us to capitalize on business opportunities worldwide and contribute to our long-term growth.
Our Market Opportunity
We believe we are well-positioned to capitalize on the long-term trend of businesses and consumers using data and analytics to make more informed decisions and manage risk more effectively. As worldwide spending on data and analytics increases, we believe there are several key trends in the global macroeconomic environment affecting the geographies and industry verticals we serve that will create increasing demand for our solutions:

•
Rapid Growth in Data Creation and Application:    Larger and more diversified datasets are now assembled faster while the breadth of analytical applications and solutions has expanded. Companies are increasingly relying on business analytics and data technologies to help process this data in a cost-efficient manner. Non-traditional sources of data have become important in deriving alternative metrics. The proliferation of smartphones and other mobile devices generates enormous amounts of data tied to consumers, activities and locations. We believe that the demand for targeted data and sophisticated analytical solutions will continue to grow meaningfully as businesses seek real-time access to more granular views of consumer populations and more holistic views on individual consumers.

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

•
Greater Adoption of Data Solutions Across New and Existing Industry Verticals:    With the proliferation of data, we believe companies across new and existing industry verticals recognize the value of risk information and analytical tools, particularly when tailored to their specific needs.

•
Financial Services Industry:    The combination of increased capital requirements, additional compliance costs and the overhang of legacy assets is pushing large segments of small-to-medium-sized business and consumer lenders out of the banking sector, resulting in the creation of new specialty finance companies, such as peer-to-peer lending platforms and online balance sheet lenders, which are actively filling the void. These technology-enabled lending platforms provide access to credit in a fast and efficient manner by utilizing sophisticated risk assessment tools that leverage data, such as behavioral data, transactional data and employment and credit information. At the same time, traditional financial services companies are also increasing the use of applications and data in order to address regulatory requirements, lower operating costs and better serve their customers.

•
Healthcare Industry:    Greater patient financial responsibility, focus on cost management and regulatory supervision are all driving healthcare providers to use data and related analytics tools to better manage their revenue cycle. For example, to reduce collection risks, healthcare providers seek information about their patients’ insurance coverage and ability to pay at the time of registration. Insurance discovery tools are increasingly being utilized to optimize accounts receivable management, maximize collections and minimize uncompensated care.

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

•
Other Emerging Verticals: We also offer solutions in a diversified portfolio of other emerging verticals such as Collections, Tenant and Employment, Public Sector, Media, Diversified Markets and other verticals. In Collections, our solutions improve third party collectors’ bottom line and help provide a quality customer experience by delivering actionable consumer insights and services. Our Tenant and Employment business provides data and insights to make informed investment, hiring, and rental decisions. Our suite of solutions in the Public Sector gives government agencies the superior data assets, analytics, and security they need to ensure citizen safety, manage compliance, and boost services for the constituents they serve. Within the Media vertical, our highly accurate consumer data helps companies improve their marketing investments through solutions that provide a more complete picture of consumer identity and generate targeted audience segments to reach the right consumers across digital channels. We also offer data-driven solutions in other verticals that address the entire customer lifecycle in industries such as technology, retail and e-commerce, communications and energy, and services and screening.

•
Increasing Lending Activity in Emerging International Markets:    As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by under-served and under-banked consumers. In addition, credit penetration is relatively low in emerging markets when compared to developed markets. For example, using our database of information compiled from financial institutions as a benchmark of credit activity, we estimate that approximately 30% of the adult population in India is currently credit active. Furthermore, the widespread adoption and use of mobile phones in emerging markets have enabled greater levels of financial inclusion and access to banking and credit. We expect the populations in emerging markets to continue to become more credit active, resulting in increased demand for our services.

•
Increased Management and Monitoring of Personal Financial Information and Identity Protection by Consumers:    Demand for consumer solutions is rising with greater consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and increasingly available free credit information. We estimate the number of consumers with access to a credit information, monitoring, or identity protection service has grown approximately 20% annually from 2015 through 2019. The proliferation of mobile devices has also made data much more accessible, enabling consumers to manage their finances and monitor their information in real-time. We believe these trends will continue to drive growth for our consumer business.

Our Competitive Strengths
Comprehensive and Unique Datasets
Our long operating history and thought leadership in the industry have allowed us to build comprehensive and unique data assets that would be difficult for a new market entrant to replicate. Our solutions are based on a foundation of financial, credit, alternative credit, identity, bankruptcy, lien, judgment, healthcare, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases, public records repositories, and other alternative data sources. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. We are constantly updating our data to keep it current, and we continue to identify opportunities to acquire additional data. We believe that our data is unique and differentiates us from our competitors. We own several proprietary datasets such as consumer credit information, driver violation history, healthcare eligibility information, business data and rental payment history. Our global data assets encompass alternative data, such as the voter registry in India, a vehicle information database in South Africa, and a mobile device database from our recent acquisition of iovation, Inc. (“iovation”). We have also acquired public record datasets, which are time consuming and difficult for others to obtain and associate with the correct person. We believe we are the largest provider of scale in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers.
Technology Infrastructure
Our technology infrastructure allows us to continually improve our overall services to businesses and consumers and ensures that we are well positioned to differentiate our datasets and capabilities. We believe our technology infrastructure capabilities have resulted in increased throughput, improved data matching, greater efficiency, advanced platform flexibility, better information security, and lower operating costs.

•
Powerful Data Capabilities:    Our technology gives us the ability to process, organize and analyze high volumes of data across multiple operating systems, databases and file types as well as to deal with both structured and unstructured data that changes frequently. We process billions of transactions on a daily basis.

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

•
Hybrid Public-Private Cloud Infrastructure: We are investing in ways of working and in foundational technology that allows us to leverage demand-led consumption of our solutions using cloud infrastructure. Where it makes sense, we will provision this capacity from public cloud providers. In other situations, we will provision capacity ourselves from our high performance privately owned infrastructure. We continue to accelerate our capabilities to safely, economically and strategically use modern infrastructure to realize operational and financial benefits.

•
Greater Efficiency:    From ingestion of data to distribution of analytics and insights, our technology infrastructure enables a faster time to market. For example, a portion of our platform now allows for data profiling, cleansing and ingestion of data significantly faster and can be done in a self-service approach by non-IT power users, allowing us to significantly reduce overall production times for new products.

•
Advanced Platform Flexibility:    Our technology infrastructure offers a high degree of flexibility, speed and customization of our solutions, via capabilities like graphical development and business rules environments, and allows easy integration with our customers’ workflows.

•
Lower Operating Costs:    Our technology infrastructure investments have lowered our overall cost to maintain and develop our systems, allowing us to redeploy significantly more resources to support revenue generating initiatives, such as vertical expansion and new product development.

 Sophisticated and Flexible Analytics and Decisioning Capabilities
We have developed sophisticated and flexible analytics and decisioning capabilities by investing in technology, tools and people. Our technology allows us to quickly build sophisticated analytics and decisioning functionality that caters to our customers’ evolving needs. Our analysts leverage our technology infrastructure and data matching capabilities to gain real-time access to our entire dataset across different data sources and run analyses across this data while remaining compliant with permitted data use. Our analysts are typically able to create data samples for model development, model validations and custom analyses in less than one day using self-serve data access. Our analysts are equipped with a diverse modeling and analytical toolkit, such as visualization and machine learning, which allows them to quickly build and deploy these capabilities. For example, with our acquisition of TruSignal, Inc. (“TruSignal”) in May 2019, we acquired a technology platform which combines a comprehensive dataset with predictive scoring and consumer identity matching to improve the performance of custom digital marketing campaigns simultaneously across all channels of consumer engagement. This solution uses key performance indicators and consumer profile data to calculate a score for a population of consumers to predict who is most likely to engage, respond, and convert. We have an experienced analytics team with substantial industry experience, complemented by a deep knowledge of consumer credit data. Our team is highly qualified with advanced degrees or doctorates in statistics, math, finance or engineering, and is instrumental in understanding customer requirements, sourcing raw data and turning that data into solutions that provide insights and decisions to solve our customers’ problems.
Innovative and Differentiated Solutions
We consistently focus on innovation to develop new and enhanced solutions that meet the evolving needs of our customers. We believe our specialized data, analytics and decisioning services and collaborative approach with our customers differentiate us from our competitors. Our solutions are often scalable across different customers, geographies and verticals. Several examples of our innovative and differentiated solutions include:

•
CreditVision:    We continue to enhance our credit data by including new data fields, enriching values in existing data fields and expanding account history. Our enhanced credit data has been combined with hundreds of algorithms to produce CreditVision and CreditVision Link, first to market and market-leading solutions that provide greater granularity and evaluate consumer behavior patterns over time. This results in a more predictive view of the consumer, increases the total population of consumers who can effectively be scored and helps consumers gain improved pricing.

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

•
Insurance Discovery Solutions:    Our robust insurance discovery platform helps identify incomplete, inaccurate, or missing patient data to find maximum coverage for our healthcare customers. Our solutions explore all possible avenues to identify hard-to-find coverage from third-party payers, resulting in healthier bottom lines.

•
IDVision with iovation: IDVision with iovation provides insights based on experience with billions of unique mobile devices, and offers an enhanced suite of identity management, authentication and fraud prevention solutions that protect businesses from fraud. With our holistic fraud solution, businesses and consumers can safely and seamlessly transact in a digital world.

•
Prama: Prama provides insights on data through a self-service, visual platform built to help understand consumer behavior, identify growth opportunities, and improve portfolio profitability. Through tools such as Market Insights, Vintage Analysis, Benchmarking, Data Extract, and Attribute Manager, Prama delivers on-demand consumer credit insights for better loan portfolio analysis.

•
Audience Segmentation: Our technology platform leverages data science and machine learning technology to quickly model, build, and distribute custom audiences based on our customer’s criteria. The platform quickly translates multiple data points into insights and effective audiences, which leads to higher return on advertising spend in digital marketing channels.

 Deep and Specialized Industry Expertise
We have deep expertise in a number of attractive industry verticals including Financial Services, Healthcare and Insurance. Our expertise has allowed us to develop sophisticated vertical-specific solutions within these targeted industries that play an integral role in our customers’ decision-making processes and are often embedded into their workflows. Our team includes industry experts with significant experience in the verticals that we target and relationships with leading companies in those verticals. We also have regulatory compliance expertise across the industries that we serve. Together, this expertise provides us with a comprehensive understanding of business trends and insights for customers in these verticals, allowing us to build solutions that cater to these customers’ specific requirements. We have been able to apply our industry knowledge, data assets, technology and analytics capabilities to develop new solutions and revenue opportunities within key verticals. For example, in Financial Services, our differentiated position allowed us to anticipate the increased demand from alternative consumer lending providers such as peer-to-peer lending platforms, so we created solutions that catered to these emerging providers. In Insurance, we partnered with a vehicle history data provider to launch a vehicle history score that helps insurance carriers further segment risk based on the attributes of a specific automobile. In Healthcare, we developed a solution that allows healthcare providers to search for additional health insurance coverage and recover additional uncompensated care costs.
Leading Presence in Attractive International Markets
We have been operating internationally for over 30 years and have strong global brand recognition. We have strategically targeted attractive international markets in both developed and emerging economies and have a diversified global presence, including a strong presence in Canada, Latin America, the United Kingdom, Africa, India, and Asia Pacific. Local senior management in our International markets provide us with deeper insights into these markets and stronger relationships with our customers. We have leveraged our brand, operating history, global footprint and technology infrastructure to establish new credit bureaus in several international markets, such as Canada in 1989, India in 2001 and the Philippines in 2011. Once we establish a foothold in a region, our model is to expand the services we offer within these markets and then move into adjacent emerging markets. For example, we have used our operations in Hong Kong to expand into other Asia Pacific countries and provide analytic scoring models in the Philippines, Singapore, Malaysia and Thailand. We have used our operations in South Africa to expand into neighboring African countries. We have also entered new markets through strategic acquisitions, including the United Kingdom in 2018, Colombia in 2016, and Brazil in 2011.
Proven and Experienced Management Team
Our senior management team has a proven track record of strong performance and significant expertise in the markets we serve, with an average of over twenty years of industry experience. We continue to attract and retain experienced management talent for our businesses. Our team has deep knowledge of the data and analytics sector and expertise across the various industries that we serve. Our team has overseen our expansion into new industries and geographies, while managing ongoing strategic initiatives including our significant technology investments. As a result of the sustained focus of our management team, we have been successful in consistently driving growth, both organically and through acquiring and integrating businesses.
Our Growth Strategy
Enhance Underlying Data, Technology and Analytics Capabilities to Develop Innovative Solutions
As the demand for data and analytics solutions grows across industries and geographies, we will continue to expand the scope of our underlying data, improve our tools and technology and enhance our analytics and decisioning capabilities to provide innovative solutions that address this demand. As the needs of businesses and consumers continue to evolve, we continue to help them meet their challenges, which our ongoing investments in data, technology and analytics enable us to do more quickly and efficiently. With our insights and information, our customers can explore connections between people, businesses, assets and locations; identify assets, uncover inconsistencies and identify misrepresentations; and uncover evidence of financial distress.
Our continuous technology investments have also reduced the time to market for new solutions, which allow us to react quickly to customer requirements. They also improve efficiency, reliability, security, and performance. We also continue to take advantage of strategic partnerships that differentiate us from our competitors. For example, by leveraging our fast, available, and secure technology infrastructure and working together with one of our strategic partners we were able to provide real-time credit decisions in a matter of seconds, enabling the use of a new virtual credit card through consumers’ digital wallets.
Further Penetrate Existing Industry Verticals with Current and New Solutions
We are a leading provider of risk and information solutions in several industry verticals today, including Financial Services, Healthcare and Insurance. We believe there is significant opportunity for further growth within these industries by expanding the number of customers to whom we sell our current solutions as well as by creating innovative new solutions that we can use to grow our presence in these industries. We focus on developing new solutions that address evolving customer needs within our industry verticals. In the Financial Services vertical, we launched Prama, a self-service, visual platform that enables access to massive anonymized data sets for benchmarking and attribute development. We also developed CreditVision, which provides customers with a time-based risk trend and increases the total eligible population of consumers. Similarly, in Insurance, we introduced the DriverRisk solution that leverages our driver violation database to cost effectively identify drivers with ratable violations, resulting in unique insights into driver risk, reduced costs, and higher returns for insurance carriers. In order to more effectively address these opportunities, we have redeployed and reallocated our sales resources to focus either on new customer opportunities or on selling additional services and solutions to existing customers. With our leading market positions, existing strong relationships in Financial Services, Healthcare and Insurance verticals, and with our consumer partners, we believe we have the opportunity to further penetrate our existing customer base and capture a strong proportion of their spending across the consumer lifecycle.
Establish Positions in New, Adjacent Industry Verticals
In addition to increasing penetration in industries where we have a substantial presence, we continue to create solutions that address customer needs in attractive new industries. Our strategy is to develop new solutions for a specific application, industry, or geography, and then deploy these solutions to other markets where they may be applicable. We believe that our capabilities allow us to quickly create and deliver solutions to new industries and geographies where information-based analytics and decisioning capabilities are currently underutilized. For example, our strong position in Financial Services and Insurance verticals has allowed us to establish a presence in the Healthcare vertical to capitalize on the increasing demand for data and analytics solutions. Combining our in-house expertise with recent acquisitions, we have created a comprehensive suite of holistic front-end and back-end solutions in the healthcare revenue cycle management industry. We have created innovative solutions that help engage patients early, ensure earned revenue is paid and optimize payment strategies. We continue to target other verticals such as Public Sector, Tenant and Employment, and Media, where we see opportunities to leverage our existing data, analytics and decisioning capabilities.
Expand our Presence in Attractive International Markets
We believe international markets present a significant opportunity for growth. We have significant scale in some of the world’s fastest growing markets, such as India and Latin America, which positions us to take advantage of the favorable dynamics in these regions as their populations become more credit active. We leverage solutions developed in the United States and deploy them to international markets, after localizing them to individual market requirements. For example, after launching CreditVision in the United States, we have expanded our offerings with similar solutions globally. In markets where we have established a presence in a particular vertical, we will expand further into adjacent verticals, such as Insurance and Consumer Solutions. We intend to continue to expand into new geographic markets by forming alliances with financial services institutions, industry associations and other local partners, and by pursuing strategic acquisitions. Across all our international expansion initiatives, we will continue to leverage our technology infrastructure to drive speed to market, scale and differentiation.

Broaden Our Reach in Consumer Market through Direct and Indirect Channels
Our consumer business continues to deliver strong growth, driven by our innovative solutions and flexible and collaborative partnership model that has expanded the market for consumer services, along with greater consumer awareness of the value of their credit information and increased risk of identity theft. Our strategy is to grow our own member base in the direct channel as well as expand our reach through partnerships in the indirect channel. Across both channels, our focus is on delivering value-added solutions and features while continuing to improve the consumer experience with more user-friendly interfaces and better customer service and educational tools. Within our indirect channel, we will continue to leverage and enhance our flexible technology platform to expand our relationship with existing partners as well as develop relationships with new partners and enter new verticals. We believe that partnerships not only enable us to grow our own business, but also expand the overall market and provide us access to new consumer segments. We will also continue to leverage our approach in the U.S. consumer market to expand our consumer operations globally.
Pursue Strategic Acquisitions
We will continue to pursue acquisitions to accelerate growth within our existing businesses and diversify into new businesses. We are focused primarily on opportunities that expand our geographic footprint, increase the breadth and depth of our datasets, enhance our services, provide us with industry expertise in our key verticals and deepen our presence in our international markets.
We have expanded our geographic footprint in new countries such as the United Kingdom (the “U.K.”) , Brazil, Chile, and Colombia in the last several years. In June 2018, we entered the world’s second largest credit market, when we acquired Callcredit Information Group, Ltd. (“Callcredit”). Our U.K. business provides data, analytics and technology solutions to help businesses and consumers make informed decisions across a diverse group of industries. With a strong record of growth and innovation in both core credit and emerging solutions, Callcredit has achieved strong market success in the U.K.
We strengthened our solutions in the Media vertical with our acquisition of TruSignal in May 2019, a leader in custom audience-building digital marketing technology. TruSignal uses its custom audience-building platform to deliver predictive scoring and consumer identity matching to improve the performance of custom digital marketing campaigns.
We enhanced our fraud and identity management service offerings when we acquired iovation in June 2018, one of the most advanced providers of device-based information in the world. We launched IDVision with iovation, which combines our extensive personal data with iovation’s digital data to offer an enhanced suite of identity management, authentication and fraud prevention solutions that protect businesses from fraud while improving the online user experience. This results in a global network of fraud and risk insights that help businesses to quickly and accurately determine authentic customers from fraudulent ones.
Our 2017 acquisitions of FactorTrust, Inc., a provider of consumer reporting models that captures a wide range of positive payment behaviors, and eBureau, LLC, a leading provider of custom analytic solutions with both credit-risk and anti-fraud applications demonstrate our commitment to build upon our success as a source of groundbreaking and versatile data and analytics capabilities.
We also developed a comprehensive set of domestic solutions in the Healthcare vertical. In June 2018, we acquired Healthcare Payment Specialists, Inc. (“HPS”). By focusing on payment areas where superior technology and deep domain expertise can drive significant improvements, HPS helps providers maximize Medicare reimbursements, which account for approximately 20% of total healthcare expenditures in the U.S. We also acquired Rubixis, Inc. (“Rubixis”) in October 2018. Rubixis’ revenue cycle optimization capabilities, particularly around denials and underpayments, round out our Healthcare solutions and positions us as the leader in revenue recovery for providers seeking to maximize reimbursement and prevent revenue leakage.
We have a strong track record of integrating acquisitions and driving long-term value creation, and we will continue to maintain a disciplined approach to pursuing acquisitions.
Segment Overview
We manage our business and report our financial results in three reportable segments: U.S. Markets (formerly U.S. Information Services), International and Consumer Interactive. We also report expenses for Corporate, which provides shared services and conducts enterprise functions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” and Note 19, “Reportable Segments,” for further information about our reportable segments.
U.S. Markets
Our U.S. Markets segment provides consumer reports, actionable insights and analytics such as credit and other scores, and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud.
We deliver our solutions across multiple industry vertical markets and report disaggregated revenue as follows:

Financial Services: The Financial Services vertical, which accounts for approximately 52.7% of our 2019 U.S. Markets revenue, consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our financial services customers consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, online-only lenders (FinTech), and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.
Emerging Verticals: Emerging verticals include Healthcare, Insurance, Tenant and Employment, Collections, Public Sector, Media, Diversified Markets and other verticals. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.
Within U.S. Markets, we leverage our comprehensive data assets, data matching expertise and predictive analytics to develop risk-based solutions:

•
Comprehensive Data Assets:    Our credit database contains the name and address of substantially all of the U.S. credit-active population, a listing of their existing credit relationships and their timeliness in repaying debt obligations. The information in our database is voluntarily provided by thousands of credit-granting institutions and other data furnishers. We enhance our data assets with alternative credit sources. We also actively source information from courts, government agencies and other public records including suits, liens, judgments, bankruptcies, professional licenses, real property, vehicle ownership, other assets, driver violations, criminal records and contact information for certain databases. Our databases are updated, reviewed and monitored on a regular basis.

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

International
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and decisioning services and other value-added risk management services. We also have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, retail credit, insurance, automotive, collections, public sector and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer solutions similar to those offered by our Consumer Interactive segment to help consumers proactively manage their personal finances. We report disaggregated revenue of our International segment for the following regions:
Canada: We have operated in Canada since 1989 and are one of only two nationwide consumer reporting agencies in the Canadian market. We operate across multiple verticals in Canada with leading positions in insurance and automotive with a strong and growing presence in Financial Services. Our Canadian customer base encompasses some of the largest companies in their verticals, including many of the top banks, credit card issuers, insurance companies and auto manufacturer lenders.
Latin America: We have been active in Latin America since 1985 when we entered the Puerto Rican market, and now operate in numerous Central and South American countries, including a strong presence in two major markets - Colombia and Brazil. We also have significant credit bureau businesses in the Dominican Republic and Chile, and a 25.69% ownership interest in Trans Union de México, S.A., the primary credit reporting agency in Mexico. In Guatemala, we maintain a centralized database that services Guatemala, Nicaragua and Costa Rica.
United Kingdom: In June 2018, we entered the world’s second largest credit market, the United Kingdom, when we acquired Callcredit, the second largest consumer credit bureau in the U.K. Our U.K. business provides data, analytics and technology solutions to help businesses and consumers make informed decisions across a diverse group of industries, and serves a broad set of customers including leading financial institutions and customers in other attractive, high-growth segments.
Africa: We launched our operations in Africa by entering South Africa in 1993, and have since expanded into many surrounding countries. We are highly diversified and serve a variety of industries through traditional consumer credit reporting services, insurance solutions, auto information solutions, and commercial credit information services. We provide risk and information solutions in Africa to many of the leading banks, retailers, auto dealer groups, and insurance companies.
India: In 2001, we partnered with prominent Indian financial institutions to create CIBIL, the first consumer and business credit reporting agency in India. We have since launched the country’s first generic credit score, which is the most widely used credit score across the financial services industry in India. In the absence of a comprehensive national ID, we created an innovative matching algorithm that allowed us to create the most extensive consumer credit database in India. We also own or have access to several non-credit data sources that we use to enhance our solutions, including the national voters’ registry, the confirmed and suspected fraud registry, property registry and tax ID database. We offer a suite of risk and information solutions across the credit lifecycle for banks, telecommunication companies and insurance companies, as well as consumer solutions such as online credit reports and scores. India has become our second largest and our fastest growing region.
Asia Pacific: Our operations in Asia Pacific include markets such as Hong Kong, the Philippines, Thailand, Singapore, and China. Asia Pacific is a growing market with increasing demand for credit driven by a rising middle class that offers significant growth potential in analytics and decisioning. We do business with many of the top financial institutions in the countries we serve. We have had a majority ownership interest in the principal consumer credit reporting company in Hong Kong since 1998. In partnership with leading credit card issuers in the Philippines, we launched the first consumer credit reporting agency in that market in 2011. We have also built credit risk scores for the National Credit Bureau of Thailand, in which we have a 12.25% ownership interest, the Credit Bureau of Singapore and the Credit Bureau of Malaysia.
Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels.
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
Indirect: We also provide our services to partners who may offer them on a stand-alone basis or with their own or other branded services as a bundle to consumers, governmental agencies and businesses in support of fraud or credit protection, credit monitoring, identity authentication, data breach services or as a means to engage with and acquire consumers. We offer a broad suite of solutions that include many of the features, educational content and customer support available in our direct channel. We have taken a proactive and flexible partnership approach, which has resulted in long-term strategic relationships with some of the largest providers of credit information or identity protection services in the U.S. consumer market as well as with several large financial institutions. Through these partnerships, we have significantly expanded the overall market as well as the reach of our business.
Corporate
Corporate provides support services to each segment, holds investments and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
Markets and Customers
We have a highly diversified customer base, with our largest customer accounting for approximately 3% of revenue in 2019 and 4% in 2018. Our top ten customers accounted for approximately 16% of revenue in 2019 and 17% in 2018. Our customers include companies across multiple industries, including Financial Services, Healthcare and Insurance. A substantial portion of our revenue is derived from companies in the financial services industry and from sales in the United States.
We leverage our comprehensive data assets, industry expertise and our technology infrastructure, allowing us to build solutions once and deploy them multiple times across the different verticals and regions. Our evolution to a hybrid public-private cloud infrastructure augments this capability. We provide services to our customers through real-time, online delivery for services such as credit reports and predictive scores, in batch form for services that help our customers proactively acquire new customers, cross-sell to existing customers and help them monitor and manage risk, and through our software-as-a-service offerings, which include a number of solutions that help businesses interpret data, maximize reimbursements, visualize insights, predict model results and apply their customer-specific criteria to facilitate real-time automated decisions at the time of customer interaction, and through our websites to consumers, for various subscription-based and transaction-based products in the United States and in other regions we serve.
We market our services globally, primarily through our own sales force. We have dedicated sales teams for our largest customers focused by industry group and geography. These dedicated sales teams provide strategic account management and direct support to customers. We use shared sales teams to sell our services to mid-size customers. These sales teams are based in our headquarters office and in field offices strategically located throughout the United States and abroad. Smaller customers’ sales needs are serviced primarily through call centers. We also market our services through indirect channels such as resellers, who sell directly to businesses and consumers. Our interactive direct-to-consumer services are sold primarily through our website.
Seasonality
Seasonality in the U.S. Markets segment is correlated to volumes of online credit data purchased by our financial services and mortgage customers, and our sales have generally been higher during the second and third quarters. Seasonality in our International segment is driven by local economic conditions and relevant macroeconomic market trends. In our Consumer Interactive segment, demand for our products is usually higher in the first half of the year, impacted by seasonality and our advertising spend.
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
In our U.S. Markets segment, our competition generally includes Equifax, Experian and LexisNexis, in addition to certain competitors whom we only compete with in specific industry verticals. For example, we compete with FICO in the Financial Services vertical, with Verisk in the Insurance vertical, with Experian Health, Waystar, and Revint in the Healthcare vertical.
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
We believe that our technology is at the core of our innovative solutions, and we continually invest in our technology and thought leaders to be a market leader. We continue to make significant investments in our infrastructure to leverage the latest data and analytics technologies. We believe that our technology platform enables us to be quicker, more efficient and more cost-effective across each step of our process chain, including receiving, consolidating and updating data, implementing analytics and decisioning capabilities, creating innovative solutions, delivering those solutions to our customers and incorporating customer feedback. Our platform has significant scale and capacity and enables us to deliver actionable information immediately to our customers. Our technology infrastructure gives us the ability to organize and handle high volumes of disparate data, maintain and improve our delivery speeds, increase availability and enhance our product development capabilities, while at the same time lowering our overall cost structure.
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
Employees
As of December 31, 2019, we employed approximately 8,000 employees throughout the world. Other than certain employees in Brazil, none of our employees is currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.
Our History
TransUnion Corp. was spun-off from its parent, Marmon Holdings, Inc. in 2005 to the Pritzker family. On June 15, 2010, an affiliate of Madison Dearborn Partners, LLC, on behalf of certain of its investment funds, acquired 51.0% of our outstanding common stock from the Pritzker family and certain employee and director stockholders of TransUnion Corp. On April 30, 2012, TransUnion Corp. was acquired by TransUnion Holding Company, Inc., substantially all the common stock of which was owned by Advent International Corporation and The Goldman Sachs Group, Inc. On March 26, 2015, TransUnion Holding Company, Inc. was renamed TransUnion and TransUnion Corp. was renamed TransUnion Intermediate Holdings, Inc. On June 30, 2015, we completed the initial public offering of of our common stock at a public offering price of $22.50 per share. Our stock trades on the New York Stock Exchange under the ticker “TRU.”
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
We proactively manage our compliance with laws and regulations through a centralized team working with local teams to ensure that enterprise standards are followed. Through the legal and compliance functions, we provide training to our associates, monitor all material laws and regulations, establish compliance policies, routinely review internal processes to determine whether business practice changes are warranted, assist in the development of new services, and promote regular meetings with principal regulators and legislators to establish transparency in our operations and create a means to understand and react should any issues arise.
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

•
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”): A central purpose of the Dodd-Frank Act is to “protect consumers from abusive financial services practices, and for other purposes.” The Dodd-Frank

Act also prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial products and provides the CFPB with authority to enforce those provisions. The CFPB has stated that its UDAAP authority may allow it to find statutory violations even where a specific regulation does not prohibit the relevant conduct, or prior published regulatory guidance or judicial interpretation has found the activity to be in accordance with law.

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

•
State unfair and deceptive practices acts and practices laws: Many states have enacted statutes that prohibit unfair and deceptive acts and practices, relating to, among other things, marketing, disclosures and billing practices within the state or directed to consumers within the state. The Company and others in the industry may be subject to these laws with respect to the marketing of consumer credit information products.

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

•
Data security breach laws: All states have adopted data security breach laws that may require notice be given to affected consumers in the event of a breach of personal information, and in some cases the provision of additional benefits such as free credit monitoring to affected individuals. Some of these laws require additional data protection measures over and above the GLBA data safeguarding requirements. If data within our system is compromised, we may be subject to provisions of various state security breach laws, including regulatory investigations or enforcement actions from state attorneys general, who enforce state data breach or unfair and deceptive practices laws.

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

•
California Consumer Privacy Act (the “CCPA”): The CCPA requires businesses to provide California consumers with certain rights regarding their personal information: the right to be informed about the type of information collected about them, the right to opt out of the sale of their personal information, the right to request deletion of their personal information, and the right to access their personal information. The CCPA exempts data covered by the FCRA, GLBA, HIPAA and DPPA and therefore much of our data is not subject to the CCPA. The CCPA creates a private right of action only for security breaches.

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

•
United Kingdom: The Data Protection Act 2018 (the “DPA”) (which implements the EU’s General Data Protection Regulation (“GDPR”)) and the Privacy and Electronic Communications Regulation (the “PECR”) is the key legislation that governs the processing of personal data and therefore the majority of credit reference agency (“CRA”) activities and the PECR compliments it, setting out more specific privacy rights on electronic communications. PECR was most recently amended in 2016, limiting use cases of personal data for prospecting/origination purposes. The Information Commissioners Office (the “ICO”) is an independent body set up to uphold the rights of individuals in relation to the use of their personal data, and oversees the DPA and the PECR. The implementation of the GDPR through the DPA changed the way personal data can be used by organizations such as CRAs and gives individuals significantly more power to access their information, control the way it is used, bolsters consumers rights around automated processing of data (i.e., lenders will be required to provide an explanation on decisions), and also gives individuals the power to have their personal data erased if it is no longer necessary for the purpose it was collected, if consent is withdrawn, or if it was unlawfully processed. The DPA also increased the sanctions available to the ICO which now has the ability to fine non-compliant businesses up to 4% of a firm’s global revenue or Euros 20 million whichever is the greater.
The provision of credit referencing services in the UK is also a regulated activity which is authorized by the Financial Conduct Authority (the “FCA”). The FCA has regulated CRAs since 2014 with the objectives of protecting consumers, protecting financial markets and promoting competition. TransUnion UK (previously Callcredit), Experian and Equifax were granted full FCA authorization in early 2016 and are therefore all required to follow the rules and principles issued by the FCA.
In 2018, the FCA introduced Open Banking which aims to improve customer experience and to increase competition in the banking sector. Consumers can share transaction data with third parties via application program interfaces (“APIs”) to identify best products and take up multi-bank products. As part of Open Banking, the Second Payment Services Directive came in effect in January 2018 and affects the payments industry, allowing merchants to retrieve a customer’s account data from their bank with their consent. The implementation of Open Banking platforms will increase the number of payment service providers available to consumers and will expand beyond traditional banks.

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
Sustainability
We believe that our responsibility to the world does not stop at connecting information, consumers, and clients; rather, we are dedicated to making meaningful, positive contributions to society. We are making an impact today through our commitments in advancing underrepresented people, enabling life-changing access to credit in new markets, and using trended data to help consumers improve their credit.
Our business sustainability framework is focused on key areas impacting our industry. Key sustainability areas include: privacy and information security; economic inclusion; human capital management; and, environmental efficiency. We developed the sustainability framework in consultation with associates and leaders to determine which factors were critical to our continued operations and value creation. We also considered a number of voluntary reporting standards including: the U.N. Development Goals, the Sustainability Accounting Standards Board’s Materiality Matrix, and our MSCI Report, among other factors. TransUnion’s intention is to continue to evolve its business practices to address material sustainability issue areas while aligning with reporting best practices. Our sustainability efforts will be described in more detail in our upcoming proxy statement and corporate responsibility report.
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
As of December 31, 2019, the book value of our debt was approximately $3.657 billion consisting of outstanding borrowings under Trans Union LLC’s senior secured credit facility. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement governing our debt limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional debt, the priority of that debt may impact the ability of existing debt holders to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us, subject to collateral arrangements. These restrictions will also not prevent us from incurring obligations that do not constitute indebtedness. We also have the ability to request incremental loans on the same terms under the existing senior secured credit facility up the greater of $1.0 billion and 100% of consolidated EBITDA, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25 to 1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control as discussed above. Our total scheduled principal repayments of debt made in 2019 and 2018 were $49.0 million and $54.3 million, respectively. Our total interest expense for 2019 and 2018 was $173.6 million and $137.5 million, respectively. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
Our largest customers, and therefore our business and revenues, depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenues are concentrated among certain customers and in distinct geographic regions, particularly in the United States. Our product offerings are also concentrated in varying degrees across different industries, particularly the financial services, healthcare and insurance industries in the United States where we derived more than 77% of our U.S. Markets segment revenues in 2019. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and revenue. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.
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

We also expect that there will be significant competition in the new markets that we enter. We cannot assure you that we will be able to compete effectively against current and future competitors. If we fail to successfully compete, our business, financial condition and results of operations may be adversely affected.
Our relationships with key long-term customers may be materially diminished or terminated.
We have long-standing relationships with a number of our customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Our customer agreements relating to our core credit reporting service offered through our U.S. Markets segment are terminable upon advance written notice (typically ranging from 30 days to six months) by either us or the customer, which provides our customers with the opportunity to renegotiate their contracts with us or to award more business to our competitors.
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
The defensive measures that we take to manage threats, especially cyber-related threats, to our business may not adequately anticipate, prevent or mitigate harm we may suffer from such threats. Criminals use evolving and increasingly sophisticated methods of perpetrating illegal and fraudulent activities. For example, we determined in July 2019 that TransUnion Limited, a Hong Kong entity in which the Company holds a 56.25 percent interest, was the victim of criminal fraud (the “Fraud Incident”) involving employee impersonation and fraudulent requests that successfully targeted TransUnion Limited, which resulted in a series of fraudulently induced wire transfers totaling $17.8 million for which we recorded one-time pre-tax charge plus $3.0 million of administrative expense. for a total of $20.8 million, $17.3 million net of tax, in net income in 2019 ($10.0 million in net income attributable to TransUnion). Fraudulent activities committed against us could disrupt our operations, have an adverse effect on our financial results, subject us to substantial legal proceedings and potential liability, result in a material loss of business and/or significantly harm our reputation.
If we experience system failures, personnel disruptions or capacity constraints, or our customers do not modify their systems to accept new releases of our distribution programs, the delivery of our services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of revenues or customers.
Our ability to provide reliable service largely depends on our ability to maintain the efficient and uninterrupted operation of our computer network, systems and data centers, some of which have been outsourced to third-party providers. In addition, we generate a significant amount of our revenues through channels that are dependent on links to telecommunications providers. Our systems, personnel and operations could be exposed to damage or interruption from fire, natural disasters, pandemic illness, power loss, war, terrorist acts, civil disobedience, telecommunication failures, computer viruses, DDoS attacks or human error. We may not have sufficient redundant operations to cover a loss or failure of our systems in a timely manner. Any significant interruption could severely harm our business and reputation and result in a loss of revenue and customers. Additionally, from time to time we send our customers new releases of our distribution programs, some of which contain security updates. Any failure by our customers to install these new releases could expose our customers to computer security risks.
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
Currently, public concern is high with regard to the operation of credit reporting agencies in the United States, as well as the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information, department of motor vehicle data and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the collection and use of this type of personal information. As a result, several U.S. states have recently introduced and passed legislation to expand data security breach notification rules and to mirror some of the protections provided by the General Data Protection Regulation (“GDPR”) in the United Kingdom. These state laws are intended to provide consumers with greater transparency and control over their personal data. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to certain businesses that collect personal information from California residents and establishes several consumer rights, including a right to know what personal information is being collected about them and whether and to whom it is sold, a right to access their personal information and have it deleted, a right to opt out of the sale of their personal information, and a right to equal service and price regardless of exercise of these rights. While the CCPA includes specific exemptions for practices and activities regulated by GLBA or FCRA, including our credit reporting and financial services business lines, it requires, among other things, new disclosures to California consumers, impose new rules for collecting or using information about minors, and afford consumers new abilities to opt out of certain disclosures of personal information in other portions of our business that are not regulated by GLBA or FCRA. Implementing regulations from the Attorney General that may clarify the CCPA are not due until July 1, 2020 and additional amendments to the CCPA may be signed into law before then. The U.S. Congress may also pass a law to pre-empt all or part of the CCPA.
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
In 2012, credit reporting companies like us became subject to a federal supervision program for the first time under the CFPB’s authority to supervise and examine certain non-depository institutions that are “larger participants” of the consumer credit reporting market. The CFPB conducts examinations and investigations, and may issue subpoenas and bring civil actions in federal court for violations of the federal consumer financial laws including FCRA. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for knowing violations. The CFPB conducts periodic examinations of us and the consumer credit reporting industry, which could result in new regulations or enforcement actions or proceedings. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, making them less attractive and restricting our ability to offer them. For example, in December 2016, as part of an agreed settlement with the CFPB, we agreed among other things, to implement certain agreed practice changes in the way we advertise, market and sell products and services offered directly to consumers.
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
For example, in 2019, revenue from our International segment decreased 4.8% due to the impact of weakening foreign currencies, and in 2018, the revenue from our International segment decreased 2.5% due to the impact of weakening foreign currencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Twelve Months Ended December 31, 2019, 2018 and 2017-Revenue-International Segment.” As we continue to expand our business, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could adversely affect our business, financial condition and results of operations.
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
In the past, following periods of market volatility, stockholders have instituted securities class action litigation against other issuers. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
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
Certain provisions of our amended and restated certificate of incorporation (“Charter”) and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
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

 On August 7, 2019, our board of directors voted unanimously to submit proposals to the Company’s stockholders at the 2020 Annual Meeting of Stockholders seeking approval of amendments to our Charter to (i) declassify the board of directors such that directors will stand for election to one-year terms, with all directors standing for election on an annual basis beginning with the 2022 Annual Meeting of Stockholders, (ii) eliminate the supermajority voting requirements that currently exist for removal of directors and certain amendments to our charter and bylaws, (iii) remove certain rights, privileges and protections included in the Charter relating to former significant stockholders of the Company that have expired by their terms, (iv) remove the corporate opportunity waiver provision included in the Charter, and (v) make certain other technical revisions to the Charter (the “Proposed Amendments”). The Proposed Amendments will require the affirmative vote of the holders of at least 66⅔% in voting power of the outstanding shares of stock of the Company entitled to vote thereon. If the Proposed Amendments to our Charter are approved by our stockholders and become effective, the board of directors will approve conforming amendments to our bylaws.
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, to the extent they remain in place after the 2020 Annual Meeting of Stockholders, our stockholders may be limited in their ability to obtain a premium for their shares.
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
If we fail to implement and maintain proper and effective internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, which could cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. general accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. In July, 2019, we identified a material weakness in our internal control over financial reporting that we remediated as of December 31, 2019. See Part II, Item 9A “Controls and Procedures.” Any failure to maintain or implement new or improved controls over financial reporting could result in additional material weaknesses or result in the failure to detect or prevent material misstatements in our financial statements, which could cause investors to lose confidence in our reported financial information and harm our stock price.
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020, and entered a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. If a trade deal is not in place and ratified by the end of the transition period, and the transition period is not extended, the U.K. would essentially withdraw from the European Union on no deal terms and would revert to basic World Trade Organization terms. The U.K.’s withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues 30 independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock. Our U.K. operations represented approximately 7 percent of consolidated revenue for the year ended December 31, 2019
The expected LIBOR phase-out may have unpredictable impacts on contractual mechanics in the credit markets or the broader financial markets, which could have an adverse effect on our results of operations.
The United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to cease encouraging or requiring banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether LIBOR will cease to exist after that date, and there is currently no global consensus on what rate or rates will become acceptable alternatives. In the United States, the U.S. Federal Reserve Board-led industry group, the Alternative Reference Rates Committee, selected the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR for U.S. dollar-denominated LIBOR-benchmarked obligations. SOFR is a broad measure of the cost of borrowing cash in the overnight United States treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018. Nevertheless, because SOFR is a fully secured overnight rate and LIBOR is a forward-looking unsecured rate, SOFR is likely to be lower than LIBOR on most dates, and any spread adjustment applied by market participants to alleviate any mismatch during a transition period will be subject to methodology that remains undefined. Additionally, master agreements or other contracts drafted before consensus is reached on a variety of details related to a transition may not reflect provisions necessary to address it once LIBOR is fully phased out. Essentially all of our outstanding debt is variable-rate debt, including some based on LIBOR, though we have entered into interest rate swap agreements and cap agreements to limit our LIBOR exposure. The discontinuation of LIBOR and the transition from LIBOR to SOFR or other benchmark rates could have an unpredictable impact on contractual mechanics in the credit markets or result in disruption to the broader financial markets, including causing interest rates under our current or future agreements to perform differently than in the past, which could have an adverse effect on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Properties
Our corporate headquarters and main data center are located in Chicago, Illinois, in an office building that we own. We also own a data center building in Hamilton, Ontario, Canada. As of December 31, 2019, we lease space in over 100 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion.
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
On a regular basis, we accrue reserves for litigation and regulatory matters based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 21, “Contingencies,” for additional information about these reserves. However, for certain of the matters described below, we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. However, for these matters we do not believe based on currently available information that the outcomes will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period.
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims (threatened or pending) against us in the course of litigation and generally receive a letter from our insurer reserving their rights if the claim exceeds our insurance deductible until such litigation is resolved. We are not aware of any significant monetary claim that has been asserted against us in the course of pending litigation that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
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

In Ramirez v. Trans Union LLC, (No. 3:12-cv-00632-JSC, United States District Court for the Northern District of California), filed in 2012, the plaintiff has alleged that: the OFAC Alert service does not comply with the Cortez ruling; we have willfully violated the Fair Credit Reporting Act (“FCRA”) and the corresponding California state-FCRA based on the Cortez ruling by continuing to offer the OFAC Alert service; and there are one or more classes of individuals who should be entitled to statutory damages (i.e., $100 to $5,000 per person) based on the allegedly willful violations. In July 2014, the Court in Ramirez certified a class of approximately 8,000 individuals solely for purposes of statutory damages if TransUnion is ultimately found to have willfully violated the FCRA, and a sub-class of California residents solely for purposes of injunctive relief under the California Consumer Credit Reporting Agencies Act. While the Court noted that the plaintiff is not seeking any actual monetary damage, the class certification order was predicated on a disputed question of Ninth Circuit law (currently there is a conflict between the federal circuits) that was awaiting action by the United States Supreme Court. Our motion to stay the Ramirez proceeding was granted and the proceeding stayed pending action by the U.S. Supreme Court in Spokeo v. Robins.
On May 16, 2016, the U.S. Supreme Court issued its decision in Spokeo v. Robins, holding that the injury-in-fact requirement for standing under Article III of the United States Constitution requires a plaintiff to allege an injury that is both “concrete and particularized.” The Court held that the Ninth Circuit’s analysis failed to consider concreteness in its analysis and vacated the decision and remanded to the Ninth Circuit to consider both aspects of the injury-in-fact requirement. Following the U.S. Supreme Court’s decision, the stay in the Ramirez matter was lifted. In October 2016, the Court in Ramirez denied our motion to decertify the classes based on the implications of Spokeo.
On June 21, 2017, the jury in Ramirez returned a verdict in favor of a class of 8,185 individuals in the amount of approximately $8.1 million ($984.22 per class member) in statutory damages and approximately $52.0 million ($6,353.08 per class member) in punitive damages. In November 2017, the trial court denied our post-trial motions for judgment as a matter of law, a new trial and a reduction on the jury verdict. We appealed the Ramirez ruling to the United States Court of Appeals for the Ninth Circuit and posted a bond at nominal cost to stay the execution of the judgment pending resolution of our appeal. The Court heard oral arguments on February 14, 2019, and we are awaiting the Court’s ruling.
The timing and outcome of the ultimate resolution of this matter is uncertain. Despite the jury verdict, we continue to believe that we have not willfully violated any law and have meritorious grounds for seeking modification of the judgment on appeal. Given the complexity and uncertainties associated with the outcome of the current and any subsequent appeals, there is a wide range of potential results, from vacating the jury verdict in its entirety to upholding some or all aspects of the verdict. As of December 31, 2019, we have accrued a liability for this matter equal to our current estimate of probable losses (the amount of the verdict for statutory damages) and our costs of defending this matter, and a corresponding and fully-offsetting receivable representing the amounts we expect to receive from our insurance carriers.  The accrued liability does not include any amount for the punitive damages awarded by the jury since it is not probable, based on legal precedent, that the amount of the punitive damages awarded by the jury will survive our post-judgment actions. We currently estimate, however, that the reasonably possible loss in future periods for punitive damages falls within a range from zero to something less than the amount of the statutory damages awarded by the jury.  This estimate is based on currently available information. As available information changes, our estimates may change as well. The extent of our insurance coverage for punitive damages in this matter is uncertain and may be less than all of such punitive damages ultimately awarded. In the event all or a portion of the punitive damages award survives our post-judgment actions, we will continue to engage with our insurance carriers and aggressively pursue all potential recoveries.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers, and their positions and ages as of February 18, 2020, are set forth below:

Name	Age	Position
Christopher A. Cartwright	54	President & Chief Executive Officer and Director
Todd M. Cello	44	Executive Vice President & Chief Financial Officer
Steven M. Chaouki	47	President, U.S. Markets
John T. Danaher	55	President, Consumer Interactive
Abhinav (Abhi) Dhar	48	Executive Vice President & Chief Information and Technology Officer
Timothy J. Martin	49	Executive Vice President & Chief Global Solutions Officer
R. Dane Mauldin	49	Executive Vice President & Chief Operations Officer
David M. Neenan	54	President, International
Heather J. Russell	48	Executive Vice President & Chief Legal Officer
David E. Wojczynski	47	President, Healthcare
Christopher A. Cartwright has served as the President & Chief Executive Officer of TransUnion and a member of the board of directors since May 2019. He joined the Company in August 2013, previously serving as Executive Vice President - U.S. Information Services, where he helped drive TransUnion’s transformation into a global information and insights company as the head of the largest business unit, including providing consumer reports, risk scores, analytical services and decision technology to customers in the U.S. across the financial services, insurance, rental screening and public sector industries.
Prior to joining TransUnion, Mr. Cartwright was the Chief Executive Officer of Decision Insight Information Group, a portfolio of independent businesses providing real property information, software and services to insurance, finance, legal and real estate professionals in the United States, Canada and Europe. Mr. Cartwright also spent almost 14 years at Wolters Kluwer, a global information services and workflow solutions company, where he held a variety of executive positions of increasing responsibility. Prior to Wolters Kluwer, he was Senior Vice President, Strategic Planning & Operations for Christie’s Inc. and Strategy Consultant for Coopers and Lybrand.
Mr. Cartwright received his bachelor's degree in business administration and his master's in public accountancy from The University of Texas at Austin.
Todd M. Cello joined the Company in October 1997 and has held numerous roles with increasing levels of responsibility in the corporate finance department. Mr. Cello has served as our Executive Vice President, Chief Financial Officer since August 2017. Prior to his current role, Mr. Cello served as Senior Vice President and International CFO from August 2015 to August 2017, overseeing financial operations for the International segment. Prior to that, Mr. Cello served as Vice President, Financial Planning and Analysis from January 2009 to August 2015, overseeing the enterprise financial planning and analysis function, where he played a lead role in the two leveraged buyouts of TransUnion in 2010 and 2012 and the initial public offering of TransUnion in 2015. Prior to that, Mr. Cello served as Vice President and U.S. Information Services CFO from October 2005 to December 2008, overseeing financial operations of our USIS segment. Mr. Cello also serves on the board of Kaleidoscope, a Chicago-based non-profit child welfare agency.
Mr. Cello received his bachelor’s degree in Accounting from University of Illinois at Chicago and is a certified public accountant.
Steven M. Chaouki has served as President, U.S. Markets since May 2019. In this role, Mr. Chaouki oversees TransUnion’s U.S. B2B businesses, including: Financial Services, Insurance, Public Sector, Media and Diversified Markets. He previously held the role of Executive Vice President-Financial Services from 2013 until May 2019, where he was responsible for the company’s financial services business. This included banks, credit unions, capital markets, financial services resellers, auto lenders and other financial services customers. He also led TransUnion’s B2B digital business. Before joining TransUnion, Mr. Chaouki held roles at HSBC in card/retail services and auto finance.
Mr. Chaouki received his bachelor’s degree from Boston University and his MBA from the University of Chicago Booth School of Business.
John T. Danaher joined the Company in November 2002 and is currently President, Consumer Interactive. Mr. Danaher has more than 25 years of financial services industry expertise and direct marketing experience and has served as the president of the consumer subsidiary of TransUnion since 2004. Prior to TransUnion, from 2001 to 2002, Mr. Danaher was Chief Operating Officer of TrueLink, Inc., which was acquired by TransUnion. Mr. Danaher joined TrueLink, Inc. from Citibank, where he held several roles including Vice President of E-Commerce, where he was responsible for planning and executing Citibank’s e-commerce strategy for home equity loan products. He also served in a variety of leadership roles in operations and technology. Mr. Danaher serves on the board of Dashlane Inc., a password management company that enables users to monitor their online identities across multiple sites and applications.
Mr. Danaher received his BA from the University of Toronto and his MA from Washington University in St. Louis.
Abhinav (Abhi) Dhar joined the Company in January 2019 as Executive Vice President, Chief Information & Technology Officer. In this role, Mr. Dhar is responsible for all aspects of the company’s technology, including strategy, security, applications, operations, infrastructure and delivery of solutions that support TransUnion’s global information systems. Prior to TransUnion, Mr. Dhar co-founded Packyge, Inc. in April 2017, a last-mile delivery startup focused on enabling last step in-store digital experiences. Prior to Packyge, he held technology leadership roles at Walgreen Boots Alliance (WBA), a pharmacy retail and wholesale company, including Chief Digital Officer, WBA and Chief Information Officer, Retail Pharmacy USA from November 2016 to April 2017, Chief Information Officer and SVP, Digital Product Management and Innovation from December 2015 to November 2016 and SVP and Chief Information Officer, Walgreens, a pharmacy retail company, from November 2014 to December 2015.
Mr. Dhar received his BE in Mechanical Engineering from the National Institute of Engineering in Mysore, India and his MS in Industrial Engineering from the New Jersey Institute of Technology.
Timothy J. Martin has served as Chief Global Solutions Officer since May 2019. In this role, Mr. Martin is responsible for managing revenue growth and profitability through the strategy, planning, innovation and commercialization of nearly all of TransUnion’s products and solutions globally. He previously held business management roles at TransUnion leading both a number of industry vertical-focused teams and a high growth horizontal solution called the Specialized Risk Group. Prior to joining TransUnion in September 2009, Mr. Martin was President and Chief Operating Officer of HSBC Auto Finance where he had direct profit & loss responsibility for all strategy, business development, sales, marketing, pricing, risk management, underwriting operations, customer service and collections. Prior to joining HSBC, he was a consultant with Booz Allen Hamilton (now PWC Strategy&) from 1998 to 2003, and senior marketing analyst with American Airlines from 1992 to 1996.
Mr. Martin received his BS in Management from Purdue University and his MBA from the University of Michigan Business School.
R. Dane Mauldin has served as Chief Operations Officer for TransUnion since May 2019. In this role, Mr. Mauldin leads the organization’s focus on operations across the enterprise, including vision, planning and execution required throughout the customer journey. He previously held the role of Chief Product Officer from 2013 until May 2019, where he was responsible for content acquisition, analytic discovery, product development and product delivery across the company’s global footprint. Mr. Mauldin has an extensive background in the information solutions industry. Prior to joining TransUnion, he served as Chief Executive Officer of Screening Solutions and Customer Operations for LexisNexis Risk Solutions, a division of Reed Elsevier. Prior roles at LexisNexis included Vice President of Total Customer Experience and Vice President of Collections Market Planning. He also held management positions at Commercial Financial Services and Experian.
Mr. Mauldin received his BA in Journalism from the University of Oklahoma.
David M. Neenan joined the Company in September 2012 as President, International. Over the last seven years, he has led the considerable expansion of our International business. Prior to joining TransUnion, he held a variety of positions at HSBC. From 2011 through August 2012, he served as the Global Chief Operations Officer for HSBC’s insurance division, expanding his role, having served as the Global Head of Sales and Marketing. From July 2006 through 2008, he served as President and CEO of HSBC Finance, Canada. Mr. Neenan has worked extensively in the US in credit lending and insurance, including leading one of HSBC’s largest credit card portfolios. Post receiving his MBA, Mr. Neenan was a member of Boston Consulting Group’s financial services practice for a number of years.
Mr. Neenan received his MA in Marketing from Kingston University and his MBA from the University of Chicago Booth School of Business.
Heather J. Russell is Executive Vice President, Chief Legal Officer of TransUnion. Ms. Russell is an accomplished legal executive with more than 25 years of diverse experience across the global financial services sector, including expertise in consumer financial services, data privacy and security, regulatory compliance, mergers and acquisitions and FinTech. She is responsible for legal, compliance, government and regulatory relations, corporate governance and consumer privacy functions for TransUnion and its subsidiaries around the world. Prior to joining the Company in 2018, Ms. Russell was a partner at the law firm of Buckley, LLP, from October 2016 until May 2018, where she led the firm’s Financial Institutions Regulation, Supervision and FinTech practices. Previously, she served as Executive Vice President, Chief Legal Officer and Corporate Secretary at Fifth Third Bank from September 2015 until July 2016. From July 2011 until August 2015, Ms. Russell was Managing Director and Global Head of Public Policy and Regulatory Affairs at Bank of New York Mellon. Prior to that, she spent five years as Senior Vice President and Associate General Counsel at Bank of America. She also spent eight years at Skadden in Washington, D.C. and London focused on financial services, corporate finance, and mergers and acquisitions.

Ms. Russell received her BA from the College of William & Mary and her JD with honors from American University’s Washington College of Law, where she was recognized with the law school’s Outstanding Graduate Award. Ms. Russell serves on the board of Illinois Legal Aid Online, a not for profit charitable organization.
David E. Wojczynski joined the Company in 2010 and is currently President, Healthcare. Before his current role, Mr. Wojczynski served as Senior Vice President and Chief Operating Officer-Healthcare for approximately 8 years where he was responsible for leading the operations and service delivery teams. Prior to joining TransUnion, Mr. Wojczynski served as the Chief Operating Officer at DAXKO, a member-based health and wellness industry software and payments provider. He has also held senior positions at Emageon, a diagnostic imaging software business, Source Medical Solutions, the leading provider of ambulatory surgery center software solutions, and General Electric. Mr. Wojczynski began his career as a military officer and helicopter pilot. Mr. Wojczynski serves on the board of PharmaPoint, LLC, a technology-enabled pharmacy management and software company.
Mr. Wojczynski received his BS at United States Military Academy West Point and his MBA at Kellogg School of Management at Northwestern University.

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
Holders of Record
As of January 31, 2020, we had 21 stockholders of record. We have a greater number of beneficial owners of our stock who own their shares through brokerage firms and other nominees.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31	872	$79.03	—	$166.6
November 1 to November 30	911	83.45	—	$166.6
December 1 to December 31	12,533	85.73	—	$166.6
Total	14,316	$82.73	—

(1) Represents shares that were repurchased from employees for withholding taxes for share-based awards pursuant to the Company’s equity compensation plans.
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
The following graph shows a comparison of cumulative total return for the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financials Index from June 25, 2015, the date the Company’s common stock commenced trading on the NYSE, through December 31, 2019. The graph assumes that $100 was invested at market close on June 25, 2015, in each of the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financial Index. The cumulative total returns for the Russell 3000 and the Dow Jones U.S. Financial Index assume reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data for the periods ended and as of the dates indicated below.
We have derived the selected historical consolidated financial data as of December 31, 2019 and 2018, and for each of the twelve months ended December 31, 2019, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this report. We have derived the selected historical consolidated financial data as of December 31, 2017, 2016, and 2015 and for the twelve months ended December 31, 2016 and 2015, from our audited consolidated financial statements, which are not included in this report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the following financial data together with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes appearing elsewhere in this report, and our audited consolidated financial statements and related notes included in our annual reports on Form 10-K for the years ended December 31, 2018 and December 31, 2017 previously filed with the SEC.

Selected financial data consists of the following:

	TransUnion
	For the Twelve Months Ended December 31,
(dollars in millions)	2019	2018	2017	2016	2015
Income Statement Data:
Revenue	$2,656.1	$2,317.2	$1,933.8	$1,704.9	$1,506.8
Operating expenses
Cost of services	874.1	790.1	645.7	579.1	531.6
Selling, general and administrative	812.1	707.7	585.4	560.1	499.7
Depreciation and amortization	362.1	306.9	238.0	265.2	278.4
Total operating expense	2,048.3	1,804.7	1,469.1	1,404.4	1,309.7
Operating income (loss)	607.8	512.5	464.7	300.5	197.1
Non-operating income and expense	(167.3)	(169.0)	(92.2)	(95.1)	(170.5)
Income from continuing operations before income taxes	440.5	343.5	372.5	205.4	26.6
(Provision) benefit for income taxes	(83.9)	(54.5)	79.1	(74.0)	(11.3)
Net income (loss) from continuing operations	356.6	289.0	451.6	131.4	15.3
Discontinued operations, net of tax	(4.6)	(1.5)	—	—	—
Net income	352.0	287.5	451.6	131.4	15.3
Less: net income attributable to noncontrolling interests	(5.1)	(10.9)	(10.4)	(10.8)	(9.4)
Net income (loss) attributable to TransUnion	$346.9	$276.6	$441.2	$120.6	$5.9

Net earnings per share from continuing operations:
Basic	$1.87	$1.51	$2.42	$0.66	$0.04
Diluted	$1.83	$1.46	$2.32	$0.65	$0.04

Weighted average shares outstanding:
Basic	187.8	184.6	182.4	182.6	165.3
Diluted	191.8	190.9	189.9	184.6	166.8

Dividends per common share:	$0.30	$0.23	$—	$—	$—

	As of December 31,
(dollars in millions)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets(1)	$7,113.2	$7,039.8	$5,118.5	$4,781.2	$4,442.8
Total debt(1)	$3,657.0	$4,048.1	$2,464.6	$2,375.6	$2,204.6
Total stockholders’ equity(1)	$2,339.4	$1,982.2	$1,824.6	$1,473.0	$1,367.0

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
Overview
TransUnion is a leading global information and insights company that strives to make trust possible between businesses and consumers, working to ensure that each person is reliably and safely represented in the marketplace. At TransUnion, we find innovative ways to leverage data and information to help businesses and consumers transact with confidence and achieve great things. We call this Information for Good.
Grounded in our legacy as a credit reporting agency, we have built a robust and accurate database of information for a large portion of the adult population in the markets we serve. We use our data fusion methodology to link and match an increasing set of other disparate data to further enrich our database. We use this enriched data, combined with our expertise, to continuously develop more powerful and useful solutions for our customers, all in accordance with global laws and regulations. Because of our work, organizations can better understand consumers in order to make more informed decisions, and earn consumer trust through great, personalized experiences, and the proactive extension of the right opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in the opportunities they deserve.
We provide consumer reports, actionable insights and analytics such as credit and other scores, and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services, Healthcare, Insurance and other markets we serve. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India, and Asia Pacific.
Our solutions are based on a foundation of financial, credit, alternative credit, identity, bankruptcy, lien, judgment, healthcare, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases, public records repositories, and other data sources. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our technology infrastructure allows us to efficiently integrate our data with our analytics and decisioning capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics resources, including our people and tools driving predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable us to provide businesses and consumers with better insights into their data. Our decisioning capabilities, which are generally delivered on a software-as-a-service platform, allow businesses to interpret data and apply their specific qualifying criteria to make decisions and take actions. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud and data breaches. Similarly, our capabilities allow consumers to see how their credit profiles have changed over time, understand the impact of financial decisions on their credit scores, manage their personal information and take precautions against identity theft.
Segments
We manage our business and report disaggregated revenue and financial results in three reportable segments: U.S. Markets (formerly U.S. Information Services), International and Consumer Interactive.

•
The U.S. Markets segment provides consumer reports, actionable insights and analytics such as credit and other scores, and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for Financial Services and Emerging Verticals.

•
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and decisioning services, and other value-added risk management services. We also have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, retail credit, insurance, automotive, collections, public sector, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances.

We report disaggregated revenue of our International segment for the following regions: Canada, Latin America, the United Kingdom, Africa, India, and Asia Pacific.

•
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels.

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues can be significantly influenced by general macroeconomic conditions, including the availability of credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In the markets where we compete, we have generally seen good economic conditions over the past few years. In the United States, December 2019 set a record for the longest period of economic expansion in U.S. history at 126 months. One result of this ongoing expansion is that we continue to see a healthy, well-functioning consumer credit market driven by the exceptionally strong labor market and strong consumer confidence. During 2019, we saw continuing improvements in all of our U.S. markets lines of businesses beginning late in the first quarter due to declines in interest rates and, in the mortgage lending market, improvements in new and existing home sales. We also saw improvements in our customers’ marketing activities during the year. Demand for our consumer solutions continues to be strong due to heightened consumer awareness of the importance of their credit information and the risk of identity theft. These positive signs were tempered by ongoing concerns during the year around trade policies and global economic growth. Internationally, we continue to see strong growth in key markets, tempered by ongoing uncertainty in our Africa region and ongoing concerns over Brexit, as well as political uncertainty in our Asia Pacific region. Weakening foreign currencies in most regions, primarily in the first three quarters of the year, lowered our reported results for 2019 compared with 2018.
Our revenues are also significantly influenced by industry trends, including the demand for information services in financial services, healthcare, insurance and other industries we serve. Companies are increasingly relying on business analytics and data technologies to help process data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate and analyze data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their information providers as well as solutions that fully integrate into their workflows. As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by currently under-served and under-banked customers. Demand for consumer solutions is rising, with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches, and more readily available free credit information. The complexity of existing regulations and the emergence of new regulations across both emerging and developed economies globally continues to make operations for businesses more challenging.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition.
Recent Developments
The following development impact the comparability of our balance sheets, results of operations and cash flows between years:
On November 15, 2019, we refinanced our B-3 and B-4 loans with a new tranche of Senior Secured Term Loan B (“Senior Secured Term Loan B-5”) which, along with cash of $9.0 million, was used to pay-off the Senior Secured Term Loan B-3 and Senior Secured Term Loan B-4 loans. On December 10, 2019, we refinanced our A-2 loan with a new tranche of Senior Secured Term

Loan A (“Senior Secured Term Loan A-3”), which was used to pay-off our existing Senior Secured Term Loan A-2 loans. With this refinance, we also converted the existing Senior Secured Revolving Line of Credit into a new Senior Secured Revolving Line of Credit.
During 2019, we prepaid $340.0 million towards our Senior Secured Term Loans, funded from our cash on hand.
In early July 2019, we determined that TransUnion Limited, a Hong Kong entity that is included in our International segment and in which we hold a 56.25 percent interest, was the victim of criminal fraud (the “Fraud Incident”). The Fraud Incident involved employee impersonation and fraudulent requests targeting TransUnion Limited, which resulted in a series of fraudulently-induced unauthorized wire transfers totaling $17.8 million in early July 2019 that is included in other income and (expense), net, on our Consolidated Statements of Income. In addition, through December 31, 2019, we have incurred $3.0 million of administrative expenses investigating the Fraud Incident and enhancing our controls that is included in selling, general and administrative expenses, for a total of $20.8 million that is included in income before income taxes. The tax benefit of these expenses was $3.5 million, for a net after tax loss of $17.3 million, of which $7.3 million is attributable to the non-controlling interest and $10.0 million is attributable to Transunion. There was no impact on Adjusted EBITDA as the net impact of the Fraud Incident was added back to Adjusted EBITDA as presented in the tables below.
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842).This guidance, among other things, requires us to record the future discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-to-use” asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long term leases. This new guidance affects the comparability of our balance sheets as of December 31, 2019 compared with December 31, 2018. See Part II, Item 8, Note 12, “Leases,” for additional information about our leases.
On December 17, 2018, we entered into interest rate swap agreements with various counter-parties that fixes our LIBOR exposure on an additional portion of our existing senior secured term loans or similar replacement debt at approximately 2.647% to 2.706%.
During the second quarter of 2018, we borrowed $1.925 billion of additional debt against our senior secured credit facility to fund the purchase of three acquisitions as discussed in “Recent Acquisitions and Partnerships” below and to repay a portion of our Senior Secured Revolving Line of Credit. These transactions affect the comparability of interest expense between 2019 and 2018 as further discussed in “Results of Operations - Non-Operating Income and Expense” below.
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), using the modified retrospective approach. Under the modified retrospective approach, we recognized the cumulative effect of adopting ASC Topic 606 in the opening balance of retained earnings. There was no material impact on our consolidated financial statements or on how we recognize revenue upon adoption. See Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, “Significant Accounting Policies,” and Note 14, “Revenue,” for additional information about the adoption of Topic 606.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and to enter new markets. Since January 1, 2018, we have completed the following acquisitions, including those that impact the comparability of our results between periods:

•	On May 22, 2019, we acquired 100% of the equity of TruSignal, Inc. (“TruSignal”). TruSignal is an innovative leader in people-based marketing technology for Fortune 500 brands, agencies, platforms, publishers and data owners. TruSignal uses predictive scoring, powered by artificial intelligence, to make data actionable for one-to-one addressable marketing. The results of operations of TruSignal, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.

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

•
On June 19, 2018, we acquired 100% of the equity of Callcredit Information Group, Ltd. (“Callcredit”). Callcredit is an information solutions company based in the United Kingdom, founded in 2000 that provides data, analytics and technology solutions to help businesses and consumers make informed decisions. The results of operations of Callcredit have been included as part of our International segment in our consolidated statements of income since the date of the acquisition. See Part II, Item 8, “Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions,” for further information about this acquisition.

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
The following is a more detailed description of how we derive and report revenue for our three reportable segments:
U.S. Markets
U.S. Markets provides consumer reports, actionable insights and analytics such as credit and other scores, and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for the following verticals:

•
Financial Services: The Financial Services vertical, which accounts for approximately 52.7% of our 2019 U.S. Markets revenue, consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our financial services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, online-only lenders (FinTech), and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.

•
Emerging Verticals: Emerging Verticals include Healthcare, Insurance, Tenant and Employment, Collections, Public Sector, Media, Diversified Markets and other verticals. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.

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
Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels.
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
Results of Operations—Twelve Months Ended December 31, 2019, 2018 and 2017
Key Performance Measures
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, segment Adjusted EBITDA, cash provided by operating activities and cash paid for capital expenditures and the non-GAAP measures Adjusted Revenue and consolidated Adjusted EBITDA. For the twelve months ended December 31, 2019, 2018 and 2017, these key indicators were as follows:

				Change
	Twelve months ended December 31,			2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$	%	$	%
Revenue:
Consolidated revenue as reported	$2,656.1	$2,317.2	$1,933.8	$338.9	14.6%	$383.4	19.8%
Acquisition revenue related adjustments(2)	5.9	28.1	—	(22.2)	nm	28.1	nm
Consolidated Adjusted Revenue(1)	$2,662.0	$2,345.3	$1,933.8	$316.7	13.5%	$411.5	21.3%

U.S. Markets gross revenue	$1,609.6	$1,444.7	$1,204.1	$164.9	11.4%	$240.6	20.0%
Acquisition revenue related adjustments(2)	0.4	2.0	—	(1.6)	nm	2.0	nm
U.S. Markets gross Adjusted Revenue	$1,610.0	$1,446.7	$1,204.1	$163.3	11.3%	$242.6	20.1%

International gross revenue	$623.5	$472.4	$361.9	$151.1	32.0%	$110.5	30.5%
Acquisition revenue related adjustments(2)	5.6	26.1	—	(20.6)	nm	26.1	nm
International gross Adjusted Revenue	$629.1	$498.5	$361.9	$130.6	26.2%	$136.6	37.7%

Consumer Interactive gross revenue	$497.8	$475.8	$432.1	$21.9	4.6%	$43.8	10.1%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

				Change
	Twelve Months Ended December 31,			2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$	%	$	%
Reconciliation of net income attributable to TransUnion to consolidated Adjusted EBITDA(1):
Net income attributable to TransUnion	$346.9	$276.6	$441.2	$70.4	25.4%	$(164.6)	(37.3)%
Discontinued operations	4.6	1.5	—	3.1	nm	1.5	nm
Net income from continuing operations attributable to Transunion	351.5	278.1	441.2	73.4	26.4%	(163.1)	nm
Net interest expense	166.1	132.0	82.1	34.1	25.8%	49.9	60.7%
Provision (benefit) for income taxes	83.9	54.5	(79.1)	29.4	53.9%	133.6	nm
Depreciation and amortization	362.1	306.9	238.0	55.2	18.0%	68.9	28.9%
EBITDA	963.6	771.5	682.2	192.1	24.9%	89.3	13.1%
Adjustments to EBITDA:
Acquisition-related revenue adjustments(2)	5.9	28.1	—	(22.2)	nm	28.1	nm
Stock-based compensation(3)	58.1	61.4	47.7	(3.4)	(5.5)%	13.7	28.7%
Mergers and acquisitions, divestitures and business optimization(4)	1.7	38.7	8.5	(37.1)	(95.7)%	30.2	nm
Other(5)	29.7	17.2	9.7	12.5	72.7%	7.5	77.2%
Total adjustments to EBITDA	95.4	145.4	65.9	(50.1)	(34.4)%	79.5	120.6%
Consolidated Adjusted EBITDA(1)	$1,058.9	$916.9	$748.1	$142.0	15.5%	$168.8	22.6%

Other Metrics:
Cash provided by continuing operations	$784.0	$559.4	$465.8	$224.6	40.1%	$93.6	20.1%
Capital expenditures	$(198.5)	$(180.1)	$(135.3)	$(18.4)	10.2%	$(44.8)	33.1%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

1.
We define Adjusted Revenue as GAAP revenue adjusted for certain acquisition-related deferred revenue and non-core contract-related revenue. We define Adjusted EBITDA as net income (loss) attributable to the Company before net interest expense, income tax provision (benefit), depreciation and amortization and other adjustments noted in the table above. We present Adjusted Revenue as a supplemental measure of revenue because we believe it provides a basis to compare revenue between periods. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our senior secured credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the twelve months ended December 31, 2019, 2018 and 2017.

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

4.
For the twelve months ended December 31, 2019, consisted of the following adjustments: a $(31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $(0.5) million reimbursement for transition services provided to the buyers of certain of our discontinued operations; $15.8 million of Callcredit integration costs; a $10.0 million loss on the impairment of certain Cost Method investments; a $3.7 million loss on assets of a small business in our United Kingdom region that are classified as held-for-sale; $2.6 million of acquisition expenses; and a $1.2 million adjustment to contingent consideration expense from previous acquisitions.

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

5.
For the twelve months ended December 31, 2019, consisted of the following adjustments: $20.8 million of expenses (including $3.0 million of administrative expenses) associated with the Fraud Incident offset by the $(7.3) million portion that is attributable to the non-controlling interest; $13.0 million of fees related to the refinancing of senior secured credit facility; $2.0 million of deferred loan fees written off as a result of the prepayments on our debt; $2.0 million of loan fees; and a $0.1 million loss from currency remeasurement; a $(0.7) million reduction to expense for certain legal and regulatory matters; and $(0.1) million of miscellaneous.

For the twelve months ended December 31, 2018, consisted of the following adjustments: $12.0 million of fees related to new financing under our senior secured credit facility; a $3.8 million loss from currency remeasurement; $1.6 million of loan fees; $0.5 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; and a $(0.7) million mark-to-market gain related to ineffectiveness of our interest rate hedge.
For the twelve months ended December 31, 2017, consisted of the following adjustments: $10.5 million of fees related to the refinancing of our senior secured credit facility; $1.7 million of fees incurred in connection with secondary offerings of shares of TransUnion common stock by certain of our stockholders; $1.4 million of loan fees; a $0.3 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $(2.2) million loss from currency remeasurement; a $(1.3) million reduction to expense for certain legal and regulatory matters; a $(0.6) million reduction to expense for sales and use tax matters; and $(0.1) million of miscellaneous.
Revenue
For 2019, revenue increased $338.9 million compared with 2018, due to organic growth in all of our segments, including both the U.S. Markets financial services and emerging verticals and all of the International regions, revenue from our recent acquisitions in our U.S. Markets and International segments, and revenue from new product initiatives, partially offset by the impact of weakening foreign currencies in our International segment. Acquisitions accounted for an increase in revenue of 5.1%. The impact of weakening foreign currencies accounted for a decrease in revenue of 1.0%.
For 2018, revenue increased $383.4 million compared with 2017, due to organic growth in all of our segments, including both the U.S. Markets financial services and emerging verticals and all of the International regions, revenue from our recent acquisitions in our U.S. Markets and International segments, and revenue from new product initiatives, partially offset by the impact of weakening foreign currencies on the 2018 revenue of our International segment. Acquisitions accounted for an increase in revenue of 7.9%. The impact of weakening foreign currencies accounted for a decrease in revenue of 0.5%.

Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

				Change
	Twelve months ended December 31,			2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$	%	$	%
U.S. Markets:
Financial Services	$849.0	$765.1	$620.0	$83.9	11.0%	$145.1	23.4%
Emerging Verticals	760.6	679.6	584.1	81.0	11.9%	95.5	16.4%
U.S. Markets gross revenue	1,609.6	1,444.7	1,204.1	164.9	11.4%	240.6	20.0%

International:
Canada	104.1	96.0	85.8	8.1	8.4%	10.3	12.0%
Latin America	104.2	102.3	98.4	2.0	1.9%	3.9	3.9%
UK	186.7	71.3	—	115.4	nm	71.3	nm
Africa	61.2	64.2	61.3	(3.0)	(4.7)%	2.9	4.8%
India	108.1	81.8	64.6	26.3	32.1%	17.2	26.7%
Asia Pacific	59.1	56.7	51.9	2.4	4.3%	4.8	9.3%
International gross revenue	623.5	472.4	361.9	151.1	32.0%	110.5	30.5%

Consumer Interactive gross revenue	497.8	475.8	432.1	21.9	4.6%	43.8	10.1%

Total gross revenue	$2,730.9	$2,392.9	$1,998.1	$338.0	14.1%	$394.9	19.8%

Intersegment revenue eliminations:
U.S. Markets	$(68.7)	$(70.0)	$(59.3)	$1.2	nm	$(10.7)	nm
International	(5.1)	(5.1)	(4.8)	—	nm	(0.3)	nm
Consumer Interactive	(1.0)	(0.7)	(0.2)	(0.3)	nm	(0.5)	nm
Total intersegment revenue eliminations	(74.8)	(75.7)	(64.2)	0.9	nm	(11.5)	nm
Total revenue as reported	$2,656.1	$2,317.2	$1,933.8	$338.9	14.6%	$383.4	19.8%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
U.S. Markets Segment
For 2019, U.S. Markets revenue increased $164.9 million compared with 2018, due to increases in revenue from both verticals, including an increase of 3.1% from recent acquisitions.
For 2018, U.S. Markets revenue increased $240.6 million compared with 2017, due to increases in revenue from both verticals, including revenue of 6.8% from recent acquisitions.
Financial Services: For 2019, financial services revenue increased $83.9 million due primarily to improvements in market conditions in all of our lines of business, an increase from new product initiatives, and an increase in our credit marketing services revenue.
For 2018, financial services revenue increased $145.1 million due primarily to increases in online credit report unit volumes, an increase of 6.0% from our recent acquisitions, and an increase from new product initiatives, partially offset by a decrease in the average price per credit report due to a change in the mix of customer volumes. Credit report volume increased in 2018 despite softness in the mortgage market, including refinance volume, particularly in the fourth quarter of 2018, which was more than offset by an increase in volume in consumer lending.
Emerging Verticals: For 2019, emerging verticals revenue increased $81.0 million due primarily to an increase from new product initiatives and other organic growth in our emerging verticals, particularly our Insurance, Healthcare and Diversified Markets verticals, and an increase of 5.2% from recent acquisitions,

For 2018, emerging vertical revenue increased $95.5 million due primarily to an increase of 7.6% from recent acquisitions, an increase from new product initiatives, and organic growth in our emerging verticals, particularly our Insurance and Public Sector verticals, driven by an increase in credit report volume.
International Segment
For 2019, International revenue increased $151.1 million, or 32.0%, compared with 2018. The increase was due primarily to a 15.5% increase from our acquisition of Callcredit and higher local currency revenue in all regions from increased volumes, partially offset by a decrease of 4.8% from the impact of weakening foreign currencies.
For 2018, International revenue increased $110.5 million, or 30.5%, compared with 2017. The increase was due primarily to a 19.7% increase from our acquisition of Callcredit and higher local currency revenue in all regions from increased volumes, partially offset by a decrease of 2.5% from the impact of weakening foreign currencies.
Canada: For 2019, Canada revenue increased $8.1 million, or 8.4%, due primarily to higher local currency revenue from increased volumes including new product initiatives, partially offset by a decrease of 2.5% from the impact of weakening foreign currencies.
For 2018, Canada revenue increased $10.3 million, or 12.0%, due primarily to higher local currency revenue from increased volumes including new product initiatives.
Latin America: For 2019, Latin America revenue increased $2.0 million, or 1.9%, due primarily to higher local currency revenue from increased volumes including new product initiatives, partially offset by a decrease of 7.5% from the impact of weakening foreign currencies.
For 2018, Latin America revenue increased $3.9 million, or 3.9%, due primarily to higher local currency revenue from increased volumes including new product initiatives, partially offset by a decrease of 4.5% from the impact of weakening foreign currencies.
United Kingdom: For 2019, United Kingdom revenue from continuing operations was $115.4 million, compared with $71.3 million in 2018. All of our revenue in the United Kingdom is attributable to Callcredit. We acquired Callcredit on June 19, 2018, which obscures the comparability of our results between periods.
Africa: For 2019, Africa revenue decreased $3.0 million, or 4.7%, due primarily to a decrease of 8.9% from the impact of weakening foreign currencies, partially offset by an increase in local currency revenue from increased volumes including new product initiatives.
For 2018, Africa revenue increased $2.9 million, or 4.8%, compared with 2017, due primarily to an increase in local currency revenue from increased volumes including new product initiatives and a 0.8% increase due to the impact of strengthening foreign currencies.
India: For 2019, India revenue increased $26.3 million, or 32.1%, due primarily to higher local currency revenue from increased volumes including new product initiatives, partially offset by a decrease of 4.3% from the impact of weakening foreign currencies.
For 2018, India revenue increased $17.2 million, or 26.7%, due primarily to higher local currency revenue from increased volumes including new product initiatives, partially offset by a decrease of 6.9% from the impact of weakening foreign currencies.
Asia Pacific: For 2019, Asia Pacific revenue increased $2.4 million, or 4.3%, due primarily to higher local currency revenue from increased volumes including new product initiatives, partially offset by lower direct-to-consumer revenue in Hong Kong. The impact of foreign currencies did not have a significant impact in 2019.
For 2018, Asia Pacific revenue increased $4.8 million, or 9.3%, due primarily to higher local currency revenue from increased volumes including new product initiatives, partially offset by a decrease of 1.4% from the impact of weakening foreign currencies.
Consumer Interactive Segment
For 2019, Consumer Interactive revenue increased $21.9 million compared with 2018, due primarily to an increase in revenue from both our direct and indirect channels, partially offset by a decrease in incremental credit monitoring revenue due to a breach at a competitor.
For 2018, Consumer Interactive revenue increased $43.8 million, compared with 2017, due primarily to an increase in revenue from our direct channel and from our indirect channel, which includes incremental credit monitoring revenue due to the breach at a competitor.

Operating Expenses
Operating expenses for the periods reported were as follows:

				Change
	Twelve months ended December 31,			2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$	%	$	%
Cost of services	$874.1	$790.1	$645.7	$83.9	10.6%	$144.5	22.4%
Selling, general and administrative	812.1	707.7	585.4	104.5	14.8%	122.2	20.9%
Depreciation and amortization	362.1	306.9	238.0	55.2	18.0%	68.9	28.9%
Total operating expenses	$2,048.3	$1,804.7	$1,469.1	$243.6	13.5%	$335.6	22.8%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
For 2019, cost of services increased $83.9 million compared with 2018. The increase was due primarily to:

•	operating and integration-related costs relating to the business acquisitions in our U.S. Markets and International segments; and

•	an increase in product costs resulting from the increase in revenue, primarily in our U.S. Markets segment;
partially offset by:

•	the impact of weakening foreign currencies on the expenses of our International segment.
For 2018, cost of services increased $144.5 million compared with 2017. The increase was due primarily to:

•	operating and integration-related costs relating to the business acquisitions in our U.S. Markets and International segments;

•	an increase in labor costs, primarily in our U.S. Markets and International segments, as we continue to invest in key strategic growth initiatives; and

•	an increase in product costs resulting from the increase in revenue, primarily in our U.S. Markets segment.
Selling, General and Administrative
For 2019, selling, general and administrative expenses increased $104.5 million compared with 2018. The increase was due primarily to:

•	operating and integration-related costs relating to the business acquisitions in our U.S. Markets and International segments;

•	an increase in labor and professional services costs as we continue to invest in key strategic growth initiatives; and

•	an increase in advertising costs, primarily in Consumer Interactive;
partially offset by:

•	a decrease in litigation costs in our U.S. Markets segment; and

•	the impact of weakening foreign currencies on the expenses of our International segment.
For 2018, selling, general and administrative expenses increased $122.2 million compared with 2017. The increase was due primarily to:

•	operating and integration-related costs relating to the business acquisitions in our U.S. Markets and International segments; and

•	an increase in labor costs, primarily in our U.S. Markets segment and in Corporate, as we continue to invest in key strategic growth initiatives.
Depreciation and amortization
For 2019, depreciation and amortization increased $55.2 million compared with 2018, primarily in our International and U.S. Markets segments, due primarily to fixed assets and intangible assets acquired with our 2018 and 2019 business acquisitions.
For 2018, depreciation and amortization increased $68.9 million compared with 2017, primarily in our International and U.S. Markets segments, primarily due to fixed assets and intangible assets acquired with our recent business acquisitions.

Adjusted EBITDA and Adjusted EBITDA margin

				Change
	Twelve months ended December 31,			2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$	%	$	%
Adjusted Revenue(1):
U.S. Markets gross Adjusted Revenue	$1,610.0	$1,446.7	$1,204.1	$163.3	11.3%	$242.6	20.1%
International gross Adjusted Revenue	629.1	498.5	361.9	130.6	26.2%	136.6	37.7%
Consumer Interactive gross Adjusted Revenue	497.8	475.8	432.1	21.9	4.6%	43.8	10.1%
Total gross Adjusted Revenue	2,736.8	2,421.0	1,998.1	315.8	13.0%	423.0	21.2%
Less: intersegment revenue eliminations	(74.8)	(75.7)	(64.2)	0.9	nm	(11.5)	nm
Consolidated Adjusted Revenue	$2,662.0	$2,345.3	$1,933.8	$316.7	13.5%	$411.5	21.3%

Adjusted EBITDA(1):
U.S. Markets	$664.2	$576.1	$492.3	$88.1	15.3%	$83.8	17.0%
International	258.1	193.0	135.0	65.1	33.7%	58.0	43.0%
Consumer Interactive	248.4	237.6	211.0	10.8	4.6%	26.6	12.6%
Corporate	(111.8)	(89.8)	(90.2)	(22.0)	(24.4)%	0.3	0.4%
Consolidated Adjusted EBITDA	$1,058.9	$916.9	$748.1	$142.0	15.5%	$168.8	22.6%

Adjusted EBITDA margin:
U.S. Markets	41.3%	39.8%	40.9%		1.4%		(1.1)%
International	41.0%	38.7%	37.3%		2.3%		1.4%
Consumer Interactive	49.9%	49.9%	48.8%		—%		1.1%
Consolidated Adjusted EBITDA margin	39.8%	39.1%	38.7%		0.7%		0.4%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

1.
See the Key Performance Measures table above for the reconciliation of segment revenue to segment Adjusted Revenue and the reconciliation of net income attributable to TransUnion to Consolidated Adjusted EBITDA. See the Revenue table above for details of the intersegment revenue eliminations by segment. Segment Adjusted EBITDA margins are calculated using segment gross Adjusted Revenue and segment Adjusted EBITDA. Consolidated Adjusted EBITDA margin is calculated using consolidated Adjusted Revenue and consolidated Adjusted EBITDA.

For 2019, consolidated Adjusted EBITDA increased $142.0 million due primarily to:

•	an increase in revenue in all of our segments, including revenue from recent acquisitions; and

•	a decrease in litigation costs in our U.S. Markets segment,
Partially offset by:

•	an increase in operating and integration-related costs relating to the business acquisitions in our U.S. Markets and International segments;

•	an increase in product costs resulting from the increase in revenue, primarily in our U.S. Markets segments;

•
an increase in labor costs, primarily in our U.S. Markets and International segments and an increase in labor costs and professional services in Corporate, as we continue to invest in key strategic growth initiatives; and

•	an increase in advertising costs, primarily in our Consumer Interactive segment.
For 2019, Adjusted EBITDA margins for the U.S. Markets segment increased due primarily to the increase in revenue and decrease in litigation costs, partially offset by the increase in operating and integration-related costs of recent business acquisitions, an increase in product costs resulting form the increase in revenue, and an increase in labor costs.

Adjusted EBITDA margins for the International segment increased due primarily to the strong increase in revenue in India and higher margins in our United Kingdom region in 2019 compared with 2018, partially offset by the increase in operating and integration-related costs of recent business acquisitions, an increase in labor costs, and an increase in product costs resulting from the increase in revenue.
Adjusted EBITDA margins for the Consumer Interactive segment stayed relatively consistent year over year, due primarily to the increase in revenue partially offset by the increase in advertising costs and increase in product costs resulting from the increase in revenue.
For 2018, consolidated Adjusted EBITDA increased $168.8 million due primarily to:

•	an increase in revenue in all of our segments, including revenue from recent acquisitions:
Partially offset by:

•	operating and integration-related costs relating to the business acquisitions in our U.S. Markets and International segments;

•	an increase in labor costs, primarily in our U.S. Markets and International segments and in Corporate, as we continue to invest in key strategic growth initiatives; and

•	an increase in product costs resulting from the increase in revenue, primarily in our U.S. Markets and Consumer Interactive segments.
For 2018, Adjusted EBITDA margins for the U.S. Markets segment decreased due to the operating and integration-related costs of the U.S. Markets business acquisitions, the increase in labor costs, and the increase in product costs resulting from the increase in revenue, partially offset by the increase in revenue. Adjusted EBITDA margins for the International segment increased due to the increases in revenue, partially offset by the increase in operating and integration-related costs of the International business acquisition and the increase in labor costs. Adjusted EBITDA margins for the Consumer Interactive segment increased due to the increase in revenue.
Non-Operating Income and Expense

				Change
	Twelve months ended December 31,			2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$	%	$	%
Interest expense	$(173.6)	$(137.5)	$(87.6)	$(36.2)	(26.3)%	$(49.9)	(57.0)%
Interest income	7.5	5.5	5.5	2.1	37.9%	—	(0.1)%
Earnings from equity method investments	13.2	9.9	9.1	3.3	32.8%	0.9	9.8%
Other income and expense, net:
Acquisition fees	(2.6)	(29.3)	(8.3)	26.7	91.1%	(21.0)	(13.4)%
Loan Fees	(17.0)	(13.6)	(11.9)	(3.4)	(25.2)%	(1.6)	(13.4)%
Dividends from cost method investments	1.3	1.1	1.0	0.2	20.8%	0.1	14.6%
Other income (expense), net	3.9	(5.2)	0.1	9.0	nm	(5.3)	nm
Total other income and expense, net	(14.4)	(46.9)	(19.2)	32.5	nm	(27.7)	nm
Non-operating income and expense	$(167.3)	$(169.0)	$(92.2)	$1.7	(1.0)%	$(76.7)	83.2%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the twelve months ended December 31, 2019, interest expense increased $36.2 million compared with 2018 due primarily to the impact of the increase in our average outstanding principal balance as a result of funding our business acquisitions in June 2018. We refinanced our senior secured credit facility in late 2019 resulting in a lower interest rate. Future interest expense could be impacted by changes in our variable interest rate. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 11, “Debt,” for additional information about our debt.
For the twelve months ended December 31, 2018, interest expense increased $49.9 million compared with 2017 primarily due to the impact of the increase in our average outstanding principal balance as a result of funding our business acquisitions in June 2018 and an increase in the average interest rate.
Acquisition fees represent costs we have incurred for various acquisition-related efforts. For 2019, acquisition fees included costs related to our acquisition of TruSignal and costs of our other acquisition efforts. For 2018, acquisition fees included costs related to our acquisition of Callcredit, iovation, HPS, and Rubixis, and costs of our other acquisition efforts. For 2017, acquisition fees included costs related to our acquisition of DataLink, eBureau and FactorTrust, and costs of our other acquisition efforts.

For 2019, loan fees included $13.0 of refinancing fees and other net costs expensed as a result of refinancing our Senior Secured Term Loan late in 2019, $2.0 million of deferred loan fees written off as a result of prepaying our debt and $2.0 million of other fees. For 2018, loan fees included $12.0 million of fees related to the additional debt we incurred to fund our recent business acquisitions and $1.6 million of other fees. For 2017, loan fees included $10.5 million of refinancing fees and other net costs expensed as a result of refinancing our Senior Secured Term Loan and $1.4 of other fees. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 11, “Debt,” for additional information on these loan fees and our refinancing activities.
For 2019, other income (expense), net included a $(31.2) million gain on a Cost Method Investment resulting from an observable price change for a similar investment of the same issuer, $17.8 million of expenses associated with the Fraud Incident, a $10.0 million loss on the impairment of certain Cost Method investments, a $3.7 million loss on assets of a small business in our United Kingdom region that are classified as held-for-sale, currency remeasurement, hedge gains and losses, and other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For 2019, we reported a 19.0% effective tax rate, which is lower than the 21.0% U.S. federal corporate statutory rate due primarily from excess tax benefits on stock based compensation, partially offset by U.S federal tax on foreign earnings and foreign taxes in jurisdictions, which have tax rates that are higher than the U.S. federal corporate statutory rate. We elected to report Global Intangible Low Taxed Income (“GILTI”) in income tax expense as part of the current income tax provision. We also changed our indefinite reinvestment assertion on our unremitted foreign earnings during the fourth quarter 2019, such that management intends to repatriate current year foreign earnings, net of working capital requirements, and indefinitely reinvest prior years’ foreign earnings. The change in assertion had an immaterial impact on the current year effective tax rate.
For 2018, we reported a 15.9% effective tax rate, which is lower than the 21.0% U.S. federal corporate statutory rate due primarily from the release of valuation allowances on foreign tax credit carryforwards and excess tax benefits on stock based compensation, partially offset by state taxes and foreign taxes in jurisdictions which have tax rates that are higher than the U.S. federal corporate statutory rate.
For 2017, we reported a negative 21.2% effective tax rate, which is lower than the 35.0% U.S. federal statutory rate due primarily to the one-time impacts resulting from enactment of the Act in December 2017 and the excess tax benefits on stock-based compensation that were recorded to tax expense upon our adoption of ASU 2016-09 on January 1, 2017.
Significant Changes in Assets and Liabilities
Total debt at December 31, 2019 compared with December 31, 2018, decreased because in addition to our required repayments, we made additional early prepayments of $340.0 million during the year ending December 31, 2019. See “Recent Developments” above and Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 11, “Debt,” for additional information.

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
Cash and cash equivalents totaled $274.1 million and $187.4 million at December 31, 2019 and 2018, respectively, of which $176.5 million and $130.8 million was held outside the United States. As of December 31, 2019, we had no amounts outstanding under the senior secured revolving line of credit and could have borrowed up to the full $300.0 million available. We also have the ability to request incremental loans on the same terms under the existing senior secured credit facility up to the greater of an additional $1,000.0 million and 100% of Consolidated EBITDA. Consolidated EBITDA is reduced to the extent that the senior secured net leverage ratio is above 4.25-to-1. In addition, so long as the senior secured net leverage ratio does not exceed 4.25-to-1, we may incur additional incremental loans, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. The Company is required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2019 and therefore no additional payment will be required in 2020. Additional payments based on excess cash flows could be due in future years. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 11, “Debt,” for additional information about our debt.
On November 15, 2019, we refinanced our B-3 and B-4 loans with a new tranche of Senior Secured Term Loan B (“Senior Secured Term Loan B-5”) which, along with cash of $9.0 million, was used to pay-off the Senior Secured Term Loan B-3 and Senior Secured Term Loan B-4 loans. On December 10, 2019, we refinanced our A-2 loan with a new tranche of Senior Secured Term Loan A (“Senior Secured Term Loan A-3”), which was used to pay-off our existing Senior Secured Term Loan A-2 loans. With this refinance, we also converted the existing Senior Secured Revolving Line of Credit into a new Senior Secured Revolving Line of Credit.
During 2019, we prepaid $340.0 million towards our Senior Secured Term Loans, funded from our cash on hand.
On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of our common stock over the next three years. Our board of directors removed the three-year time limitation on February 8, 2018. During 2017, we repurchased $133.5 million of our stock and can repurchase up to the additional $166.5 million authorized. The Company has no obligation to repurchase shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason.  Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. During 2019, the board of directors declared four quarterly dividends of $0.075 per share each quarter, of which we paid $56.8 million. During 2018, the board of directors declared three quarterly dividends of $0.075 per share each quarter, of which we paid $41.6 million. There are small remaining declared dividends that will be paid as dividend equivalents to employees who hold restricted stock units when and if those units vest.

Sources and Uses of Cash

	Twelve months ended December 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Cash provided by operating activities	$776.7	$555.7	$465.8	$221.0	$89.9
Cash used in investing activities	(203.9)	(2,017.7)	(480.8)	1,813.8	(1,536.9)
Cash (used in) provided by financing activities	(486.7)	1,540.2	(51.7)	(2,026.9)	1,591.9
Effect of exchange rate changes on cash and cash equivalents	0.6	(6.6)	0.3	7.2	(6.9)
Net change in cash and cash equivalents	$86.7	$71.6	$(66.4)	$15.1	$138.0
Operating Activities
For 2019, the increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization and non-cash items, partially offset by an increase in interest expense resulting from the increase in outstanding debt. For 2018, the increase in cash provided by operating activities was due primarily to the increase in operating income excluding depreciation and amortization and non-cash items, partially offset by the increase in interest expense resulting from the increase in outstanding debt.
Investing Activities
For 2019, the decrease in cash used in investing activities was due primarily to significantly lower cash used for acquisitions and proceeds from the sale of the Callcredit discontinued operations, partially offset by an increase in capital expenditures. For 2018, the increase in cash used in investing activities was primarily due to the significant increase in cash used for acquisitions, as well as an increase in capital expenditures.
Financing Activities
For 2019, the increase in cash used for financing activities was due primarily to the loan proceeds borrowed in 2018 to fund our acquisitions, partially offset by $340.0 million of prepayments made on our outstanding debt in 2019 compared with $60.0 million in 2018, $39.2 million of cash used to pay employee withholding taxes on restricted stock that vested during the year that we have recorded as treasury stock, and one additional quarterly dividend payment made in 2019 compared with 2018. For 2018, the increase in cash provided by financing activities was due primarily to cash borrowed to fund our acquisitions and a decrease in treasury stock repurchased, partially offset by dividends paid in 2018.
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
For 2019, cash paid for capital expenditures increased $18.4 million to $198.5 million. For 2018, cash paid for capital expenditures increased $44.8 million to $180.1 million, including the capital expenditures of our new acquisitions.
Debt
Hedge
On December 17, 2018, we entered into two tranches of interest rate swap agreements with various counter-parties that effectively fixes our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at approximately 2.647% to 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,430.0 million, decreasing each quarter until the second tranche of agreements terminate on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,420.2 million and will continue to decrease each quarter until the agreement terminates on June 30, 2020. We pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.

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
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of December 31, 2019, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions. Trans Union LLC, the borrower under the senior secured credit facility, is not permitted to declare any dividend or make any other distribution subject to certain exceptions, including compliance with a fixed charge coverage ratio and a basket that depends on TransUnion Intermediate Holding, Inc.’s consolidated net income.
For additional information about our debt and hedge, see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 11, “Debt.”
Contractual Obligations
Consolidated future minimum payments for noncancelable operating leases, purchase obligations and debt repayments as of December 31, 2019, are payable as follows:

(in millions)	Operating leases	Purchase obligations and other	Debt repayments	Loan fees and interest payments	Total
2020	$23.2	$282.7	$58.7	$120.6	$485.2
2021	20.1	42.6	54.8	110.8	228.3
2022	12.1	7.7	83.5	110.1	213.4
2023	10.4	0.7	83.5	110.4	205.0
2024	7.9	0.5	1,003.5	110.3	1,122.2
Thereafter	16.4	0.3	2,395.0	164.5	2,576.2
Totals	$90.1	$334.5	$3,679.0	$726.7	$4,830.3
Purchase obligations and other includes $176.2 million of trade accounts payable that were included in our balance sheet as of December 31, 2019. Purchase obligations and other includes commitments for outsourcing services, royalties, data licenses, maintenance and other operating expenses. Loan fees and interest payments are estimates based on the interest rates in effect at December 31, 2019, and the contractual principal paydown schedule, excluding any excess cash flow prepayments that may be required. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 11, “Debt,” for additional information about our interest payments.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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

Goodwill
As of December 31, 2019, our consolidated balance sheet included goodwill of $3,377.8 million. As of December 31, 2019, we did not have any other indefinite-lived intangible assets. We test goodwill for impairment on an annual basis, in the fourth quarter, or on an interim basis if there is an indicator of impairment.
We have the option to first consider qualitative factors to determine if it is more likely than not that the fair value of any reporting units is less than its carrying amount. If the qualitative assessment indicates that an impairment is more likely than not for any reporting unit, then we are required to perform a quantitative impairment test for that reporting unit. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative test. We may resume performing a qualitative assessment in any subsequent period.
When we perform a quantitative impairment test, we use a combination of an income approach, using discounted cash flow techniques, and a market approach, using the guideline public company method, to determine the fair value of each reporting unit, and then compare the fair value to its carrying amount to determine the amount of impairment, if any. If a reporting unit’s fair value is less than its carrying amount, we record an impairment charge based on that difference, up to the amount of goodwill allocated to that reporting unit.
The quantitative impairment test requires the application of a number of significant assumptions, including estimated projections of future revenue growth rates, EBITDA margins, terminal value growth rates, market multiples, discount rates, and foreign currency exchange rates. The projections of future cash flows used to assess the fair value of the reporting units are based on the internal operating plans reviewed by management. The market multiples are based on comparable public company multiples. The discount rates are based on the risk-free rate of interest and estimated risk premiums for the reporting units at the time the impairment analysis is prepared. The projections of future exchange rates are based on the current exchange rates at the time the projections are prepared.
We believe the assumptions we use in our qualitative and quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. Such assumptions are, however, inherently uncertain, and different assumptions could lead to a different assessment for a reporting unit that could result in a material impairment that would adversely affect our results of operations. In order to ensure the assumptions used in the analysis are reasonable, we compare the sum of the fair value of the reporting units to our market capitalization, to ensure it is within a reasonable range.
In 2019, we elected to bypass the qualitative assessment for all reporting units and proceeded directly to the quantitative impairment test. The fair value of each reporting unit exceeded the carrying amount by a significant margin; therefore, we did not record any impairment. A 10% decrease in the estimated cash flows or a 10% increase in the discount rate would not result in an impairment. The goodwill impairment tests we performed during 2018 and 2017 also did not result in impairment. At December 31, 2019, there were no accumulated goodwill impairment losses.
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
As of December 31, 2019 and 2018, we have accrued $30.4 million and $33.2 million, respectively, for anticipated claims. The accrued liabilities are included in other current liabilities in the consolidated balance sheets and the associated expenses are recorded in selling, general and administrative expenses in the consolidated statements of income.

See Part I, Item 3, “Legal Proceedings” and Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 21, “Contingencies,” for further information.
Income Taxes
As of December 31, 2019, TransUnion’s consolidated balance sheet included noncurrent deferred tax liabilities of $439.1 million. Certain deferred tax assets, including net operating loss and foreign tax credit carryforwards, may be deducted from future taxable income in computing our federal income tax liability. Our deferred tax liability includes deferred tax assets and liabilities resulting from net operating loss and foreign tax credit carryforwards, temporary differences, and unrecognized tax benefits for uncertain tax positions.
We have made certain judgments and estimates to determine various tax amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record. We have deferred tax assets related to loss and credit carryforwards of $114.2 million, net of valuation allowances of $53.3 million. Our estimate of the amount of the deferred tax asset we can realize requires significant assumptions about projected revenues and income that are impacted by future market and economic conditions.We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.
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
Interest Rate Risk
Our senior secured credit facility consists of senior secured term loans and a $300.0 million Senior Secured Revolving Line of Credit. Interest rates on these borrowings are based, at our election, on LIBOR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2019, essentially all of our outstanding debt was variable-rate debt. As of December 31, 2019, our variable-rate debt had a weighted-average interest rate of 3.47% and a weighted-average life of 6.28 years. During 2019, a 10% change in the average LIBOR rates utilized in the calculation of our actual interest expense would have increased our interest expense by $8.7 million for the year.
On December 17, 2018, we entered into interest rate swap agreements with various counter-parties that effectively fixes our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at approximately 2.647% to 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,430.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
On December 18, 2015, we entered into two interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,420.2 million and will continue to decrease each quarter until the second agreement terminates on June 30, 2020. We pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
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
In 2019, revenue attributable to our foreign operations was $623.5 million, and Adjusted EBITDA attributable to our foreign operations was $258.1 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2019 would have changed our revenue by $62.4 million and our Adjusted EBITDA by $25.8 million.
A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2019 realized foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements
TransUnion:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TransUnion and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransUnion and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill was $3.4 billion. As discussed in Notes 1 and 5 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. In 2019, the Company performed a quantitative assessment of goodwill for all reporting units.
Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of certain reporting units. In particular, the fair value estimate was sensitive to significant assumptions such as projected future revenue growth rates, EBITDA margins, terminal value growth rates, market multiples, and discount rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the Company’s goodwill impairment review process. This included controls over management’s review of the significant assumptions described above.
To test the estimated fair value of certain reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, customer base or product mix and other relevant factors would affect the significant assumptions. With the assistance of our valuation specialists, we evaluated the selection of the terminal value growth rate and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Realizability of Deferred Tax Assets related to Loss and Credit Carryforwards
Description of the Matter
As more fully described in Note 16 to the consolidated financial statements, at December 31, 2019, the Company had deferred tax assets related to loss and credit carryforwards of $114.2 million, net of a $53.3 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Auditing management’s assessment of the realizability of certain of its loss and credit carryforward deferred tax assets involved complex auditor judgment because management’s estimate of realizability is based on projections of future revenues and income. These projections are sensitive because they can be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of the loss and credit carryforward deferred tax assets. This included controls over management’s projections of future taxable income.
To test the realizability of certain loss and credit carryforward deferred tax assets, we performed audit procedures that included, among others, assessing methodologies and testing significant assumptions discussed above and the underlying data used in the Company’s analysis. We compared the significant assumptions used by management to current industry and economic trends, and evaluated whether changes to the Company’s business model, customer base or product mix and other relevant factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the realizability of the loss and credit carryforward deferred tax assets that would result from changes in the assumptions.

We have served as the Company’s auditor since 2005.

/s/Ernst & Young, LLP
Chicago, Illinois
February 18, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TransUnion and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited TransUnion and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TransUnion and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 18, 2020 expressed an unqualified opinion thereon.

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

/s/Ernst & Young LLP

Chicago, Illinois
February 18, 2020

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$274.1	$187.4
Trade accounts receivable, net of allowance of $19.0 and $13.5	443.9	456.8
Other current assets	170.2	136.5
Current assets of discontinued operations	—	60.8
Total current assets	888.2	841.5
Property, plant and equipment, net of accumulated depreciation and amortization of $454.4 and $366.2	219.0	220.3
Goodwill	3,377.8	3,293.6
Other intangibles, net of accumulated amortization of $1,482.1 and $1,206.7	2,391.9	2,548.1
Other assets	236.3	136.3
Total assets	$7,113.2	$7,039.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$176.2	$169.9
Short-term debt and current portion of long-term debt	58.7	71.7
Other current liabilities	336.5	284.1
Current liabilities of discontinued operations	—	22.8
Total current liabilities	571.4	548.5
Long-term debt	3,598.3	3,976.4
Deferred taxes	439.1	478.0
Other liabilities	165.0	54.7
Total liabilities	4,773.8	5,057.6
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2019 and December 31, 2018; 193.5 million and 190.0 million shares issued as of December 31, 2019 and December 31, 2018, respectively; and 188.7 million and 185.7 million shares outstanding as of December 31, 2019 and December 31, 2018, respectively	1.9	1.9
Additional paid-in capital	2,022.3	1,947.3
Treasury stock at cost; 4.8 and 4.2 million shares at December 31, 2019 and December 31, 2018, respectively	(179.2)	(139.9)
Retained earnings	652.0	363.1
Accumulated other comprehensive loss	(251.6)	(282.7)
Total TransUnion stockholders’ equity	2,245.4	1,889.7
Noncontrolling interest	94.0	92.5
Total stockholders’ equity	2,339.4	1,982.2
Total liabilities and stockholders’ equity	$7,113.2	$7,039.8
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income
(in millions, except per share data)

	Twelve Months Ended December 31,
	2019	2018	2017
Revenue	$2,656.1	$2,317.2	$1,933.8
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	874.1	790.1	645.7
Selling, general and administrative	812.1	707.7	585.4
Depreciation and amortization	362.1	306.9	238.0
Total operating expenses	2,048.3	1,804.7	1,469.1
Operating income	607.8	512.5	464.7
Non-operating income and (expense)
Interest expense	(173.6)	(137.5)	(87.6)
Interest income	7.5	5.5	5.5
Earnings from equity method investments	13.2	9.9	9.1
Other income and (expense), net	(14.4)	(46.9)	(19.2)
Total non-operating income and (expense)	(167.3)	(169.0)	(92.2)
Income from continuing operations before income taxes	440.5	343.5	372.5
(Provision) benefit for income taxes	(83.9)	(54.5)	79.1
Income from continuing operations	356.6	289.0	451.6
Discontinued operations, net of tax	(4.6)	(1.5)	—
Net income	352.0	287.5	451.6
Less: net income attributable to noncontrolling interests	(5.1)	(10.9)	(10.4)
Net income attributable to TransUnion	$346.9	$276.6	$441.2

Income from continuing operations	$356.6	$289.0	$451.6
Less: income from continuing operations attributable to noncontrolling interests	(5.1)	(10.9)	(10.4)
Income from continuing operations attributable to TransUnion	351.5	278.1	441.2
Discontinued operations, net of tax	(4.6)	(1.5)	—
Net income attributable to TransUnion	$346.9	$276.6	$441.2

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.87	$1.51	$2.42
Discontinued operations, net of tax	(0.02)	(0.01)	—
Net Income attributable to TransUnion	$1.85	$1.50	$2.42
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.83	$1.46	$2.32
Discontinued operations, net of tax	(0.02)	(0.01)	—
Net Income attributable to TransUnion	$1.81	$1.45	$2.32
Weighted-average shares outstanding:
Basic	187.8	184.6	182.4
Diluted	191.8	190.9	189.9
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31,
	2019	2018	2017
Net income	$352.0	$287.5	$451.6
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	66.1	(148.9)	35.4
Benefit (expense) for income taxes	(0.5)	—	0.6
Foreign currency translation, net	65.6	(148.9)	36.0
Hedge instruments:
Net change on interest rate cap	(11.0)	7.6	10.1
Net change on interest rate swap	(35.4)	(10.7)	—
Cumulative effect of adopting ASU 2017-12	1.0	—	—
Amortization of accumulated loss	—	—	0.4
Benefit (expense) for income taxes	11.5	0.8	(4.0)
Hedge instruments, net	(33.9)	(2.3)	6.5
Available-for-sale securities:
Net unrealized (loss) gain	—	—	(0.1)
Expense for income taxes	—	—	—
Available-for-sale securities, net	—	—	(0.1)
Total other comprehensive income (loss), net of tax	31.7	(151.2)	42.4
Comprehensive income	383.7	136.3	494.0
Less: comprehensive income attributable to noncontrolling interests	(5.7)	(7.1)	(13.3)
Comprehensive income attributable to TransUnion	$378.0	$129.2	$480.7
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$352.0	$287.5	$451.6
Add: loss from discontinued operations, net of tax	4.6	1.5	—
Income from continuing operations	356.6	289.0	451.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	362.1	306.9	238.0
Loss on debt financing transactions	15.0	12.0	10.5
Net (gain) impairment from adjustments to the carrying value of investments in nonconsolidated affiliates and assets-held-for-sale	(17.5)	1.5	—
Equity in net income of affiliates, net of dividends	(2.9)	(0.1)	(1.7)
Deferred taxes	(22.5)	(69.0)	(212.8)
Amortization of discount and deferred financing fees	6.0	4.8	2.7
Stock-based compensation	51.0	57.9	33.1
Provision for losses on trade accounts receivable	10.0	8.6	6.6
Other	3.4	3.2	(4.9)
Changes in assets and liabilities:
Trade accounts receivable	7.3	(113.8)	(44.7)
Other current and long-term assets	(26.5)	17.1	(59.8)
Trade accounts payable	5.7	20.7	9.7
Other current and long-term liabilities	36.3	20.6	37.5
Cash provided by operating activities of continuing operations	784.0	559.4	465.8
Cash used in operating activities of discontinued operations	(7.3)	(3.7)	—
Cash provided by operating activities	776.7	555.7	465.8
Cash flows from investing activities:
Capital expenditures	(198.5)	(180.1)	(135.3)
Proceeds from sale of other investments	35.9	24.3	59.2
Purchases of other investments	(31.4)	(31.8)	(50.2)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(46.3)	(1,828.4)	(342.6)
Proceeds from disposals of discontinued operations, net of cash on hand	40.3	(0.4)	(13.5)
Other	(3.9)	(1.2)	1.6
Cash used in investing activities of continuing operations	(203.9)	(2,017.6)	(480.8)
Cash used in investing activities of discontinued operations	—	(0.1)	—
Cash used in investing activities	(203.9)	(2,017.7)	(480.8)
Cash flows from financing activities:
Proceeds from refinance of Senior Secured Term Loans	3,750.0	1,800.0	33.4
Payments from refinance of Senior Secured Term Loans	(3,759.1)	—	—
Proceeds from senior secured revolving line of credit	—	125.0	215.0
Payments of senior secured revolving line of credit	—	(210.0)	(130.0)
Repayments of debt	(389.0)	(114.3)	(32.5)
Debt financing fees	(11.2)	(33.8)	(12.6)
Proceeds from issuance of common stock and exercise of stock options	24.4	26.2	27.1
Dividends to stockholders	(56.8)	(41.6)	—
Treasury stock purchased	—	—	(133.5)
Distributions to noncontrolling interests	(3.9)	(10.1)	(10.3)
Employee taxes paid on restricted stock units recorded as treasury stock	(39.2)	(1.2)	—
Other	(1.9)	—	(8.3)
Cash provided by (used in) financing activities	(486.7)	1,540.2	(51.7)
Effect of exchange rate changes on cash and cash equivalents	0.6	(6.6)	0.3
Net change in cash and cash equivalents	86.7	71.6	(66.4)
Cash and cash equivalents, beginning of period	187.4	115.8	182.2
Cash and cash equivalents, end of period	$274.1	$187.4	$115.8

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$163.5	$132.1	$90.2
Income taxes, net of refunds	$111.7	$111.1	$120.2
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2016	183.2	$1.8	$1,844.9	$(5.3)	$(303.8)	$(174.8)	$110.2	$1,473.0
Net income	—	—	—	—	441.2	—	10.4	451.6
Other comprehensive income	—	—	—	—	—	39.5	2.9	42.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.3)	(10.3)
Stock-based compensation	—	—	31.8	—	—	—	—	31.8
Employee share purchase plan	0.2	—	7.5	—	—	—	—	7.5
Exercise of stock options	3.3	0.1	20.7	—	—	—	—	20.8
Treasury stock purchased	(3.5)	—	—	(133.5)	—	—	—	(133.5)
Purchase of noncontrolling interest	—	—	(41.4)	—	—	—	(17.3)	(58.7)
Balance, December 31, 2017	183.2	$1.9	$1,863.5	$(138.8)	$137.4	$(135.3)	$95.9	$1,824.6

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Net income	—	$—	$—	$—	$276.6	$—	$10.9	$287.5
Other comprehensive income	—	—	—	—	—	(147.4)	(3.8)	(151.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.7)	(10.7)
Noncontrolling interests of acquired businesses	—	—	—	—	—	—	0.3	0.3
Stock-based compensation	—	—	55.9	—	—	—	—	55.9
Employee share purchase plan	0.2	—	11.3	—	—	—	—	11.3
Exercise of stock options	2.3	—	16.6	—	—	—	—	16.6
Treasury stock purchased	—	—	—	(1.2)	—	—	—	(1.2)
Dividends to stockholders ($0.225 per share)	—	—	—	—	(42.6)	—	—	(42.6)
Cumulative effect of adopting Topic 606, net of tax	—	—	—	—	(6.0)	—	(0.1)	(6.1)
Cumulative effect of adopting ASC 2016-16	—	—	—	—	(2.2)	—	—	(2.2)
Other	—	—	—	0.1	(0.1)	—	—	—
Balance, December 31, 2018	185.7	$1.9	$1,947.3	$(139.9)	$363.1	$(282.7)	$92.5	$1,982.2
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Net income	—	$—	$—	$—	$346.9	$—	$5.1	$352.0
Other comprehensive income	—	—	—	—	—	31.1	0.6	31.7
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Noncontrolling interests of acquired businesses	—	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	48.4	—	—	—	—	48.4
Employee share purchase plan	0.3	—	15.2	—	—	—	—	15.2
Exercise of stock options	1.6	—	11.4	—	—	—	—	11.4
Vesting of restricted stock units and performance stock units	1.7	—	—	—	—	—	—	—
Treasury stock purchased	(0.6)	—	—	(39.2)	—	—	—	(39.2)
Dividends to stockholders ($0.225 per share)	—	—	—	—	(57.1)	—	—	(57.1)
Cumulative effect of adopting ASC 2017-12	—	—	—	—	(1.0)	—	—	(1.0)
Other	—	—	—	(0.1)	0.1	—	—	—
Balance, December 31, 2019	188.7	$1.9	$2,022.3	$(179.2)	$652.0	$(251.6)	$94.0	$2,339.4

TRANSUNION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
1. Significant Accounting and Reporting Policies
Description of Business
TransUnion is a leading global information and insights company that strives to make trust possible between businesses and consumers, working to ensure that each person is reliably and safely represented in the marketplace. At TransUnion, we find innovative ways to leverage data and information to help businesses and consumers transact with confidence and achieve great things. We call this Information for Good.
Grounded in our legacy as a credit reporting agency, we have built a robust and accurate database of information for a large portion of the adult population in the markets we serve. We use our data fusion methodology to link and match an increasing set of other disparate data to further enrich our database. We use this enriched data, combined with our expertise, to continuously develop more powerful and useful solutions for our customers, all in accordance with global laws and regulations. Because of our work, organizations can better understand consumers in order to make more informed decisions, and earn consumer trust through great, personalized experiences, and the proactive extension of the right opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in the opportunities they deserve.
We provide consumer reports, actionable insights and analytics such as credit and other scores, and decisioning capabilities to businesses. Businesses embed our solutions into their process workflows to acquire new customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal information and take precautions against identity theft. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services, Healthcare, Insurance and other markets we serve. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India, and Asia Pacific.
Our solutions are based on a foundation of financial, credit, alternative credit, identity, bankruptcy, lien, judgment, healthcare, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases, public records repositories, and other data sources. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our technology infrastructure allows us to efficiently integrate our data with our analytics and decisioning capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics resources, including our people and tools driving predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable us to provide businesses and consumers with better insights into their data. Our decisioning capabilities, which are generally delivered on a software-as-a-service platform, allow businesses to interpret data and apply their specific qualifying criteria to make decisions and take actions. Collectively, our data, analytics and decisioning capabilities allow businesses to authenticate the identity of consumers, effectively determine the most relevant products for consumers, retain and cross-sell to existing consumers, identify and acquire new consumers and reduce loss from fraud and data breaches. Similarly, our capabilities allow consumers to see how their credit profiles have changed over time, understand the impact of financial decisions on their credit scores, manage their personal information and take precautions against identity theft.
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
Segments
Operating segments are businesses for which separate financial information is available and evaluated regularly by our CODM deciding how to allocate resources and assess performance. We have four operating segments; U.S. Markets (formerly U.S. Information Services), Healthcare, International and Consumer Interactive. We aggregate our U.S. Markets and Healthcare operating segments into the U.S. Markets reportable segment. We manage our business and report our financial results in three reportable segments; U.S. Markets, International, and Consumer Interactive. We also report expenses for Corporate, which provides support services to each segment. Details of our segment results are discussed in Note 19, “Reportable Segments.”
Revenue Recognition and Deferred Revenue
All of our revenue is derived from contracts with customers and is reported as revenue in the Consolidated Statements of Income generally as or at the point in time our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. We have contracts with two general groups of performance obligations; those that require us to stand ready to provide goods and services to a customer to use as and when requested (“Stand Ready Performance Obligations”) and those that do not require us to stand ready (“Other Performance Obligations”). Our Stand Ready Performance Obligations include obligations to stand ready to provide data, process transactions, access our databases, software-as-a-service and direct-to-consumer products, rights to use our intellectual property and other services. Our Other Performance Obligations include the sale of certain batch data sets and various professional and other services. See Note 14, “Revenue,” for a further discussion about our revenue recognition policies.
Deferred revenue generally consists of amounts billed in excess of revenue recognized for the sale of data services, subscriptions and set up fees. As our contracts with customers generally have a duration of one year or less, our contract liabilities consist of deferred revenue that is primarily short-term in nature. The current and long-term portions of deferred revenue are included in other current liabilities and other liabilities.
Costs of Services
Costs of services include data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and occupancy costs associated with the facilities where these functions are performed.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions. Advertising costs, are expensed as incurred. Advertising costs, which now include commissions we pay to our partners to promote our products online, for the years ended December 31, 2019, 2018 and 2017 were $83.5 million, $79.3 million and $76.5 million, respectively.
Stock-Based Compensation
Compensation expense for all stock-based compensation awards is determined using the grant date fair value. For all equity-based plan, we record the impact of forfeitures when they happen. Expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period. The details of our stock-based compensation program are discussed in Note 17, “Stock-Based Compensation.”

Income Taxes
Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the change. We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 16, “Income Taxes,” for additional information.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of an entity are included in the results of operations as incurred. The exchange rate losses for the years ended December 31, 2019, 2018 and 2017 were not material.
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
Long-Lived Assets
Property, Plant, Equipment and Intangibles
Property, plant and equipment is depreciated primarily using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are generally depreciated over 20 years. Computer equipment and purchased software are depreciated over 3 to 7 years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Other assets are depreciated over 5 to 7 years. Intangibles, other than indefinite-lived intangibles, are amortized using the straight-line method over their economic life, generally 3 to 40 years. Assets to be disposed of, if any, are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. See Note 4, “Property, Plant and Equipment,” and Note 6, “Intangible Assets,” for additional information about these assets.
Internal Use Software
We monitor the activities of each of our internal use software and system development projects and analyze the associated costs, making an appropriate distinction between costs to be expensed and costs to be capitalized. Costs incurred during the preliminary project stage are expensed as incurred. Many of the costs incurred during the application development stage are capitalized, including costs of software design and configuration, development of interfaces, coding, testing and installation of the software. Once the software is ready for its intended use, it is amortized on a straight-line basis over its useful life, generally 3 to 7 years.
Impairment of Long-Lived Assets
We review long-lived asset groups that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. There were no significant impairment charges recorded during 2019, 2018 and 2017.

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
At December 31, 2019 and 2018, the Company’s marketable securities consisted of available-for-sale securities. The available-for-sale securities relate to foreign exchange-traded corporate bonds. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. We follow fair value guidance to measure the fair value of our financial assets as further described in Note 18, “Fair Value”.
We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income. There were no other-than-temporary impairments of marketable securities in 2019, 2018 or 2017.
Goodwill
Goodwill is allocated to the reporting units, which are an operating segment or one level below an operating segment, that will receive the related revenue and income. We have no indefinite-lived intangible assets other than goodwill. We test goodwill for impairment on an annual basis, in the fourth quarter, or on an interim basis if there is an indicator of impairment.
We have the option to first consider qualitative factors to determine if it is more likely than not that the fair value of any reporting units is less than its carrying amount. If the qualitative assessment indicates that an impairment is more likely than not for any reporting unit, then we are required to perform a quantitative impairment test for that reporting unit. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative test. We may also resume performing a qualitative assessment in any subsequent period.
When we perform a quantitative impairment test, we use a combination of an income approach, using discounted cash flow techniques, and a market approach, using the guideline public company method, to determine the fair value of each reporting unit, and then compare the fair value to its carrying amount to determine the amount of impairment, if any. If a reporting unit’s fair value is less than its carrying amount, we record an impairment charge based on that difference, up to the amount of goodwill allocated to that reporting unit.
The quantitative impairment test requires the application of a number of significant assumptions, including estimated projections of future revenue growth rates, EBITDA margins, terminal value growth rates, market multiples, discount rates, and foreign currency exchange rates. The projections of future cash flows used to assess the fair value of the reporting units are based on the internal operating plans reviewed by management. The market multiples are based on comparable public company multiples. The discount rates are based on the risk-free rate of interest and estimated risk premiums for the reporting units at the time the impairment analysis is prepared. The projections of future exchange rates are based on the current exchange rates at the time the projections are prepared.
We believe the assumptions we use in our qualitative and quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants; however, such assumptions are inherently uncertain, and different assumptions could lead to a different assessment for a reporting unit that could result in a material impairment that would adversely affect our results of operations. In order to ensure the assumptions used in the analysis are reasonable, we compare the sum of the fair value of the reporting units, together with our Corporate segment to the total of our market capitalization to ensure it is within a reasonable range.
See Note 5, “Goodwill,” for additional information about our 2019 impairment analysis.
Benefit Plans
We maintain a 401(k) defined-contribution profit sharing plan for eligible employees. We provide a partial matching contribution and a discretionary contribution based on a fixed percentage of a participant’s eligible compensation. Contributions to this plan for the years ended December 31, 2019, 2018 and 2017 were $29.6 million, $28.4 million and $22.0 million, respectively.

Recently Adopted Accounting Pronouncements
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). During 2018 and 2019, the FASB issued additional guidance related to the new standard. This series of comprehensive guidance, among other things, requires us to record the discounted present value of all future lease payments as a liability on our balance sheet, as well as a corresponding “right-of-use” (“ROU”) asset, which is an asset that represents the right to use or control the use of a specified asset for the lease term, for all long-term leases. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We have adopted this guidance effective January 1, 2019, on a modified retrospective basis, as of the beginning of the period adopted, including the package of practical expedients available per paragraph 842-10-65-1(f). On each reporting date after adoption, we will recognize an operating lease liability and offsetting ROU asset on our Consolidated Balance Sheet, with no other impact to our Consolidated Financial Statements. See Note 7, “Other Assets,” Note 9 “Other Current Liabilities,” Note 10, “Other Liabilities” and Note 12, “Leases” for additional information and the new required disclosures.
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
Recent Accounting Pronouncements Not Yet Adopted
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. During 2018 and 2019, the FASB issued additional guidance related to the new standard. This ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance and related amendments is effective for annual reporting periods beginning after December 15, 2019, including interim periods therein. The impact of this guidance on our consolidated financial statements will not be material.
On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740. Among other things it eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This amendment also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods therein.We are assessing the impact this guidance will have on our consolidated financial statements.
On January 16, 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This amendment among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. This amendment also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods therein. We are assessing the impact this guidance will have on our consolidated financial statements. We do not believe the impact will be material.
2. Business Acquisitions
Callcredit Acquisition
On June 19, 2018, we acquired 100% of the equity of Callcredit Information Group, Ltd. (“Callcredit”) for $1,408.2 million in cash, funded primarily by additional borrowings against our Senior Secured Credit Facility. See Note 11, “Debt,” for additional information about our Senior Secured Credit Facility. There was no contingent consideration resulting from this transaction. Callcredit, founded in 2000, is an information solutions company based in the United Kingdom that, like TransUnion, provides data, analytics and technology solutions to help businesses and consumers make informed decisions. International expansion is a key growth strategy for TransUnion, and we expect to leverage strong synergies across TransUnion’s and Callcredit’s business models and solutions.
Callcredit’s revenue and operating income have been included as part of the International segment in the accompanying consolidated statements of income since the date of acquisition, including revenue of $71.3 million and an operating loss of $28.2 million in 2018.
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
We have identified and categorized certain operations of Callcredit that we do not consider core to our business as discontinued operations of our International segment as of the date of acquisition. These discontinued operations consist of businesses that do not align with our stated strategic objectives. As of June 30, 2019, we had disposed of all of these businesses and do not expect to have a significant continuing involvement with any of these operations. As of December 31, 2018, we have categorized the assets and liabilities of these discontinued operations on separate lines on the face of our balance sheet and reflect them as of the date of acquisition as discontinued operations in the table below.
Purchase Price Allocation
The final allocation of the purchase price, including our estimate of the fair values of the identifiable assets and goodwill, to the asset acquired and liabilities assumed on the date of acquisition, consisted of the following:

(in millions)	Fair Value
Trade accounts receivable	$20.8
Property and equipment	3.2
Goodwill(1)	757.1
Identifiable intangible assets	720.1
All other assets	55.0
Assets of discontinued operations(2)	57.1
Total assets acquired	1,613.3

All other liabilities	(185.5)
Liabilities of discontinued operations(2)	(19.6)
Net assets of the acquired company	$1,408.2

1.	For tax purposes, none of goodwill is tax deductible.

2.	We have categorized certain businesses of Callcredit as discontinued operations in our consolidated financial statements. As of June 30, 2019, we had disposed of all of these businesses.

We recorded the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed as goodwill in a new reporting unit in our International segment. The purchase price of Callcredit exceeded the fair value estimate of the net assets acquired primarily due to growth opportunities, the assembled workforce, synergies associated with internal use software and other technological and operational efficiencies.
Identifiable Amortizable Intangible Assets
The fair values of the amortizable intangible assets acquired consisted of the following:

(in millions)	Estimated Useful Life	Fair Value
Database and credit files	15 years	$502.0
Customer relationships	15 years	155.0
Technology and software	5 years	62.4
Trademarks	2 years	0.7
Total identifiable assets		$720.1
The weighted-average useful life of the amortizable intangible assets is approximately 14.1 years, resulting in approximately $51.0 million of annual amortization.
Acquisition Costs
As of December 31, 2019, we have incurred approximately $20.9 million of acquisition-related costs, including $19.4 million incurred in 2018 and $0.5 million in 2017. These costs include investment banker fees, legal fees, due diligence and other external costs that we have recorded in other income and expense.
Other Acquisitions
During the second quarter of 2018, we acquired 100% of the equity of iovation, Inc. (“iovation”) and Healthcare Payment Specialists, LLC (“HPS”). During the fourth quarter of 2018, we acquired 100% of the equity of Rubixis, Inc (“Rubixis”). During the second quarter of 2019, we acquired 100% of the equity of TruSignal, Inc. (“TruSignal”).
iovation is a provider of advanced device identity and consumer authentication services that helps businesses and consumers safely transact in a digital world. HPS provides expertise and technology solutions to help medical care providers maximize Medicare reimbursements. Rubixis is an innovative healthcare revenue cycle solutions company that helps providers maximize reimbursement from insurance payers. TruSignal is an innovative leader in custom audience-building digital marketing technology.
The results of operations of iovation, HPS, Rubixis, and TruSignal, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets segment in our consolidated statements of income since the date of each of the acquisitions. We finalized the purchase accounting for iovation and HPS in the second quarter of 2019, for Rubixis in the third quarter of 2019, and for TruSignal in the fourth quarter of 2019.
The final allocation of the purchase price for these other acquisitions resulted in $266.8 million of goodwill and $229.5 million of amortizable intangible assets. We estimate the weighted-average useful lives of the iovation, HPS, Rubixis, and TruSignal amortizable intangible assets to be approximately 10.7 years, resulting in approximately $21.5 million of annual amortization.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Prepaid expenses	$84.1	$77.1
Other investments	30.7	23.6
Income taxes receivable	19.0	5.5
Other receivables	15.2	14.3
Marketable securities	2.9	2.9
Contract assets (Note 14)	1.4	1.0
Deferred financing fees	0.5	0.6
Other	16.4	11.5
Total other current assets	$170.2	$136.5

Other receivables include amounts recoverable under insurance policies for certain litigation costs. Other investments include non-negotiable certificates of deposit that are recorded at their carrying value. The increase in income taxes receivable was due to anticipated state income tax refunds.
4. Property, Plant and Equipment
Property, plant and equipment, including those acquired by capital lease, consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Computer equipment and furniture	$395.6	$341.0
Purchased software	160.7	134.4
Building and building improvements	113.9	107.9
Land	3.2	3.2
Total cost of property, plant and equipment	673.4	586.5
Less: accumulated depreciation	(454.4)	(366.2)
Total property, plant and equipment, net of accumulated depreciation	$219.0	$220.3

Depreciation expense, including depreciation of assets recorded under capital leases, for the years ended December 31, 2019, 2018 and 2017, was $88.8 million, $76.6 million and $67.9 million, respectively.
5. Goodwill
Goodwill is tested for impairment at the reporting unit level on an annual basis, in the fourth quarter, or on an interim basis if changes in circumstances could reduce the fair value of a reporting unit below its carrying value. Our reporting units consist of U.S. Markets and Healthcare within the U.S. Markets reportable segment, Consumer Interactive, and the geographic regions of the United Kingdom, Africa, Canada, Latin America, India, and Asia Pacific within our International reportable segment.
In 2019, we elected to bypass the qualitative goodwill impairment assessment, and instead performed a quantitative impairment test for all reporting units. The quantitative impairment test, used to identify both the existence of impairment and the amount of impairment loss, if any, compares the fair value of a reporting unit with its carrying amount, including goodwill. We used a combination of an income and a market approach to determine the fair value of each reporting unit. Together with our Corporate segment, we reconciled the total of the fair values of the reporting units to our market capitalization within a reasonable range. The fair value of each reporting unit exceeded the carrying amount by a significant margin and therefore we did not record an impairment for any of the reporting units. A 10% decrease in the estimated cash flows or a 10% increase in the discount rate would not result in an impairment for any of the reporting units. The goodwill impairment tests we performed during 2018 and 2017 also did not result in impairment. At December 31, 2019, there was no accumulated goodwill impairment loss.

Goodwill allocated to our reportable segments as of December 31, 2019, 2018 and 2017, and the changes in the carrying amount of goodwill during the period, consisted of the following:

(in millions)	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2018	$1,684.4	$1,368.0	$241.2	$3,293.6
Purchase accounting adjustments	19.2	12.9	—	32.1
Acquisitions	17.5	—	—	17.5
Foreign exchange rate adjustment	—	35.9	—	35.9
Reclassified to held-for-sale	—	(1.3)	—	(1.3)
Balance, December 31, 2019	$1,721.1	$1,415.5	$241.2	$3,377.8

6. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. The gross amount of intangible assets during 2019 increased $119.2 million due primarily to our expenditures to develop internal use software.
Intangible assets consisted of the following:

	December 31, 2019			December 31, 2018
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Database and credit files	$1,406.9	$(470.3)	$936.6	$1,380.4	$(375.7)	$1,004.7
Internal use software	1,250.1	(705.5)	544.6	1,163.6	(582.6)	581.0
Customer relationships	630.9	(180.9)	450.0	632.3	(143.9)	488.4
Trademarks, copyrights and patents	573.0	(115.7)	457.3	571.7	(99.4)	472.3
Noncompete and other agreements	13.1	(9.7)	3.4	6.8	(5.1)	1.7
Total intangible assets	$3,874.0	$(1,482.1)	$2,391.9	$3,754.8	$(1,206.7)	$2,548.1

All amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Database and credit files are generally amortized over a 12 to 15 year period. Internal use software is generally amortized over 3 to 7 year period. Customer relationships are amortized over a 10 to 20 year period. Trademarks are generally amortized over a 40 year period. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated economic life. The weighted average lives of our intangibles is approximately 15 years.
Amortization expense related to intangible assets for the years ended December 31, 2019, 2018 and 2017, was $273.3 million, $230.3 million and $170.1 million, respectively. Estimated future amortization expense related to intangible assets at December 31, 2019, is as follows:

(in millions)	Annual Amortization Expense
2020	$269.7
2021	252.2
2022	242.3
2023	219.6
2024	192.8
Thereafter	1,215.3
Total future amortization expense	$2,391.9

7. Other Assets
Other assets consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Investments in affiliated companies (Note 8)	$133.7	$81.9
Right-of-use lease assets (Note 12)	71.2	—
Non-qualified employee benefit plan assets	12.7	12.4
Deposits	4.1	3.8
Notes receivable from affiliated companies	4.0	—
Deferred financing fees	1.9	1.6
Other investments	0.2	12.4
Interest rate caps (Note 11)	—	16.5
Other	8.5	7.7
Total other assets	$236.3	$136.3

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
During 2019, we recorded a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, partially offset by $10.0 million of impairments of other Cost Method investments. The net gain was included in other income and expense in the consolidated statements of income. There were no material gain or loss adjustments to our investments in nonconsolidated affiliates in 2018 and 2017.
Investments in affiliated companies consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Total equity method investments	$49.0	$44.0
Cost Method investments	84.7	37.9
Total investments in affiliated companies	$133.7	$81.9
These balances are included in other assets in the consolidated balance sheets.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2019	2018	2017
Earnings from equity method investments	$13.2	$9.9	$9.1
Dividends received from equity method investments	$10.3	$9.8	$7.4

9. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Accrued payroll	$110.6	$102.5
Deferred revenue (Note 14)	82.8	73.1
Accrued employee benefits	35.4	35.1
Accrued legal and regulatory (Note 21)	30.4	33.2
Operating lease liabilities (Note 12)	19.9	—
Income taxes payable	14.9	17.0
Contingent consideration (Note 18)	7.2	1.2
Accrued interest	4.0	2.5
Other	31.3	19.5
Total other current liabilities	$336.5	$284.1

10. Other Liabilities
Other liabilities consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Operating lease liabilities (Note 12)	$57.2	$—
Interest rate swaps and caps (Note 11)	46.6	10.7
Unrecognized tax benefits (Note 16)	32.8	19.6
Deferred revenue (Note 14)	15.7	0.9
Non-qualified and other employee benefit plan liabilities	11.6	10.2
Income tax payable	—	5.0
Contingent consideration	—	0.1
Other	1.1	8.2
Total other liabilities	$165.0	$54.7

11. Debt
Debt outstanding consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.55% at December 31, 2019), including original issue discount and deferred financing fees of $4.8 million and $11.7 million, respectively, at December 31, 2019	$2,508.5	$—
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.30% at December 31, 2019), including original issue discount and deferred financing fees of $3.3 million and $2.2 million, respectively, at December 31, 2019	1,144.5	—
Senior Secured Term Loan B-3, refinanced in 2019 with B-5 loans, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.52% at December 31, 2018), including original issue discount and deferred financing fees of $5.0 million and $4.6 million, respectively, at December 31, 2018	—	1,892.0
Senior Secured Term Loan A-2, refinanced in 2019 with A-3 loans, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.27% at December 31, 2018), including original issue discount and deferred financing fees of $2.8 million and $3.6 million, respectively, at December 31, 2018	—	1,166.0
Senior Secured Term Loan B-4, refinanced in 2019 with B-5 loans, and periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.52% at December 31, 2018), including original issue discount and deferred financing fees of $2.3 million and $10.7 million, respectively, at December 31, 2018	—	982.0
Senior Secured Revolving Line of Credit	—	—
Other notes payable	3.7	7.3
Capital lease obligations	0.3	0.8
Total debt	3,657.0	4,048.1
Less short-term debt and current portion of long-term debt	(58.7)	(71.7)
Total long-term debt	$3,598.3	$3,976.4

Excluding any potential additional principal payments which may become due on the senior secured credit facility based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2019, were as follows:

(in millions)	December 31, 2019
2020	$58.7
2021	54.8
2022	83.5
2023	83.5
2024	1,003.5
Thereafter	2,395.0
Unamortized original issue discounts and deferred financing fees	(22.0)
Total debt	$3,657.0

Senior Secured Credit Facility
On June 15, 2010, we entered into a senior secured credit facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-5, Senior Secured Term Loan A-3, and the Senior Secured Revolving Line of Credit.
On November 15, 2019, we refinanced our Senior Secured Term Loan B-3 and B-4 loans with a new tranche of Senior Secured Term Loan B (“Senior Secured Term Loan B-5”) which, along with cash of $9.0 million, was used to pay-off the Senior Secured Term Loan B-3 and Senior Secured Term Loan B-4 loans. On December 10, 2019, we refinanced our Senior Secured Term Loan A-2 loan with a new tranche of Senior Secured Term Loan A (“Senior Secured Term Loan A-3”), which was used to pay-off our existing Senior Secured Term Loan A-2 loans. With this refinance, we also converted the existing Senior Secured Revolving Line of Credit into a new Senior Secured Revolving Line of Credit. These two amendments resulted in new deferred financing fees of

 $14.1 million, of which $2.9 million was accrued and unpaid as of year end. As a result of these refinances, we recorded $13.0 million of the new and existing deferred financing fees in other income and expense in the consolidated statements of income.
During 2019, we prepaid $340.0 million towards our Senior Secured Term Loans, funded from our cash on hand. As a result of these prepayments, we expensed $2.0 million of the unamortized original issue discount and deferred fees to other income and expense in the consolidated statement of income.
Interest rates on the Senior Secured Term Loan B-5 are based on the London Interbank Offered Rate (“LIBOR”), unless otherwise elected, plus a margin of 1.75%. The Company is required to make principal payments at the end of each quarter of 0.25% of the 2019 refinanced principal balance plus additional borrowings with the remaining balance due November 15, 2026.
Interest rates on Senior Secured Term Loan A-3 are based on LIBOR, unless otherwise elected, plus a margin of 1.25%, 1.50% or 1.75% depending on our total net leverage ratio. The Company is required to make principal payments of 0.625%, of the 2019 refinanced principal balance plus additional borrowings, at the end of each quarter through December 2021, increasing to 1.25% each quarter thereafter, with the remaining balance due December 10, 2024.
Interest rates on the Senior Secured Revolving Line of Credit are based on LIBOR, unless otherwise elected, plus a margin of 1.25%, 1.50% or 1.75% depending on our total net leverage ratio. There is a 0.20%, 0.25% or 0.30% annual commitment fee, depending on our total net leverage ratio, payable quarterly based on the undrawn portion of the Senior Secured Revolving Line of Credit. The commitment under the Senior Secured Revolving Line of Credit expires on December 10, 2024.
The Company is required to make additional payments based on excess cash flows of the prior year, as defined in the agreement. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. There were no excess cash flows for 2019 and therefore no payment is required in 2020. Additional payments based on excess cash flows could be due in future years.
As of December 31, 2019, we had no outstanding balance under the Senior Secured Revolving Line of Credit and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
TransUnion also has the ability to request incremental loans on the same terms under the existing senior secured credit facility up to the greater of $1,000.0 million and 100% of Consolidated EBITDA, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25-to-1, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
On June 19, 2018, we borrowed additional funds under our existing senior secured credit agreement to fund our 2018 acquisitions. These two amendments resulted in new fees of  $33.8 million. As a result of these refinances, we recorded $12.0 million of the new and existing fees in other income and expense in the consolidated statements of income.
With certain exceptions, the senior secured credit facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The senior secured credit facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such test date. TransUnion may make dividend payments up to an unlimited amount under the terms of the senior secured credit facility provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of December 31, 2019, we were in compliance with all debt covenants.
On December 17, 2018, we entered into two tranches of interest rate swap agreements with various counter-parties that effectively fixes our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at approximately 2.647% to 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,430.0 million, decreasing each quarter until the second tranche of agreements terminate on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our existing senior secured term loans or similar replacement debt at 0.75% beginning June 30, 2016. We have designated these cap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,420.2 million and will continue to decrease each quarter until the agreement terminates on June 30, 2020. We pay the various counter-parties a fixed rate on the outstanding notional amounts of between 0.98% and 0.994% and receive payments to the extent LIBOR exceeds 0.75%.
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

In accordance with ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, we are no longer required to separately measure and report hedge ineffectiveness. For our cash flow hedges, this means that the entire change in the fair value of the hedging instrument included in our assessment of hedge effectiveness is now recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The change in the fair value of the swaps resulted in an unrealized loss of $35.4 million ($26.7 million, net of tax) and $10.7 million ($8.1 million, net of tax) for the year ended December 31, 2019 and December 31, 2018, respectively, recorded in other comprehensive income. Interest expense on the swaps in the twelve months ended December 31, 2019 was expense of $5.6 million ($4.2 million, net of tax). We expect to recognize a loss of approximately $15.5 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.
The change in the fair value of the caps resulted in an unrealized loss of $11.0 million ($8.2 million, net of tax), an unrealized gain of $7.6 million ($5.7 million, net of tax), and an unrealized gain of $10.1 million ($6.2 million, net of tax) for the years ended December 31, 2019, 2018 and 2017, respectively, recorded in other comprehensive income. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the twelve-month period of 2019, 2018 and 2017 was a gain of $1.9 million ($1.4 million net of tax), and $2.4 million ($1.5 million net of tax) and a loss of $4.3 million ($2.8 million net of tax), respectively. We expect to reclassify approximately $4.1 million from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring and payments received to the extent LIBOR exceeds 0.75% in the next twelve months.
Fair Value of Debt
As of December 31, 2019, the fair value of our variable-rate Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees, approximates the carrying value. As of December 31, 2019, the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees, was approximately $2,537.6 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, and quoted market prices for the publicly traded instruments.
12. Leases
Our lease obligations consist of operating leases for office space and data centers and a small number of finance leases for equipment. Our operating leases have remaining lease terms of up to 12.8 years, with a weighted-average remaining lease term of 5.5 years. We have options to extend many of our operating leases for an additional period of time and options to terminate early several of our operating leases. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if we are reasonably certain to exercise the option, periods covered by an option to terminate the lease if we are reasonably certain not to exercise the option, and periods covered by an option to extend or not to terminate the lease in which the exercise of the option is controlled by the lessor.
On the commencement date of an operating lease, we record an ROU asset, which represents our right to use or control the use of the specified asset for the lease term, and an offsetting lease liability, which represents our obligation to make lease payments arising from the lease, based on the present value of the net fixed future lease payments due over the initial lease term. We use an estimate of the incremental borrowing rate for similarly rated debt issuers as the discount rate to determine the present value of the net fixed future lease payments, except for leases where the interest rate implicit in the lease is readily determinable. As of December 31, 2019, the weighted-average discount rate at lease inception used to calculate the present value of the fixed future lease payments was 5.7%.
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
We have no significant short-term operating leases, finance leases, or subleases.

ROU assets are included in Other Assets, and operating lease liabilities are included in Other Current Liabilities and Other Liabilities in our Consolidated Balance Sheet. Finance lease assets are included in Property, Plant and Equipment, and finance lease liabilities are included in the Current Portion of Long-term Debt and Long-term Debt in our Consolidated Balance Sheet. See Note 7, “Other Assets,” Note 9, “Other Current Liabilities,” Note 10,” Other Liabilities,” and Note 11, “Debt,” for additional information about these items.
For the years ended December 31, 2019, 2018, and 2017, our operating lease costs, including fixed, variable and short-term lease costs, were $35.5 million, $28.6 million, and $22.5 million, respectively. Cash paid for operating leases are included in operating cash flows, and were $36.3 million, $27.2 million, and $23.2 million, respectively, for the years ended December 31, 2019, 2018, and 2017. Our finance lease amortization expense, interest expense, and cash paid were not significant for the reported periods.
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
Future fixed payments for non-cancelable operating leases and finance leases in effect as of December 31, 2019, are payable as follows:

(in millions)	Operating Leases	Finance Leases	Total
2020	$23.2	$0.3	$23.5
2021	20.1	—	20.1
2022	12.1	—	12.1
2023	10.4	—	10.4
2024	7.9	—	7.9
Thereafter	16.4	—	16.4
Less imputed interest	(13.0)	—	(13.0)
Totals	$77.1	$0.3	$77.4

13. Stockholders’ Equity
Common Stock Dividends
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. During 2018, the board of directors declared three quarterly dividends in May, August and November of $0.075 per share, that we paid in June, September and December. In total, we declared $42.6 million of dividends and paid $41.6 million, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. During 2019, the board of directors declared four quarterly dividends in February, May, August, and November of $0.075 per share, that we paid in March, June, September, and December. In total, we declared $57.1 million of dividends and paid $56.8 million, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest.
Treasury Stock
On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of our common stock over the next 3 years. Our board of directors removed the three-year time limitation on February 8, 2018. To date, we have repurchased $133.5 million of our common stock and have the ability to repurchase the remaining $166.5 million authorized.
During 2019, 1.7 million outstanding employee restricted stock units vested and became taxable to the employees. The employees used 0.6 million shares of the vested stock to satisfy their payroll tax withholding obligations in a net share settlement arrangement whereby the employees received 1.1 million of the shares and gave TransUnion the remaining 0.6 million shares that we have recorded as treasury stock. We remitted cash equivalent to the $39.2 million vest date value of the treasury stock to the respective governmental agencies in settlement of the employee withholding tax obligations.
Preferred Stock
As of December 31, 2019 and 2018, we had 100.0 million shares of preferred stock authorized and no preferred stock issued or outstanding
14. Revenue
All of our revenue is derived from contracts with customers and is reported as revenue in the consolidated statements of income generally as, or at the point in time, the performance obligation is satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. We have contracts with two general groups of performance obligations; those that require us to stand ready to provide goods and services to a customer to use as and when requested (“Stand Ready Performance Obligations”) and those that do not require us to stand ready (“Other Performance Obligations”). Our Stand Ready Performance Obligations include obligations to stand ready to provide data, process transactions, access our databases, software-as-a-service and direct-to-consumer products, provide rights to use our intellectual property and other services. Our Other Performance Obligations include the sale of certain batch data sets and various professional and other services.
Most of our Stand Ready Performance Obligations consist of a series of distinct goods and services that are substantially the same and have the same monthly pattern of transfer to our customers. We consider each month of service in this time series to be a distinct performance obligation and, accordingly, recognize revenue over time. For a majority of these Stand Ready Performance Obligations the total contractual price is variable because our obligation is to process an unknown quantity of transactions, as and when requested by our customers, over the contract period. We allocate the variable price to each month of service using the time-series concept and recognize revenue based on the most likely amount of consideration to which we will be entitled to, which is generally the amount we have the right to invoice. This monthly amount can be based on the actual volume of units delivered or a guaranteed minimum, if higher. Occasionally we have contracts where the amount we will be entitled to for the transactions processed is uncertain, in which case we estimate the revenue based on what we consider to be the most likely amount of consideration we will be entitled to, and adjust any estimates as facts and circumstances evolve.
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
In certain circumstances we apply the revenue recognition guidance to a portfolio of contracts with similar characteristics. We use estimates and assumptions when accounting for a portfolio that reflect the size and composition of the portfolio of contracts.
Our contracts generally include standard commercial payment terms generally acceptable in each region, and do not include financing with extended payment terms. We have no significant obligations for refunds, warranties, or similar obligations. Our revenue does not include taxes collected from our customers.
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of December 31, 2019 and 2018. As our contracts with customers generally have a duration of one year or less, our contract liabilities consist of deferred revenue that is primarily short-term in nature. During 2019 and 2018, we recognized substantially all of the revenue that was included in the balance of current deferred revenue at the beginning of each respective year. The current and long-term portions of deferred revenue are included in other current liabilities and other liabilities. Our long-term deferred revenue is not significant, and is expected to be recognized in approximately two years.
For additional disclosures about the disaggregation of our revenue see Note 19, “Reportable Segments”.
15. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
As of December 31, 2019, 2018 and 2017 there were less than 0.1 million anti-dilutive weighted stock-based awards outstanding. As of December 31, 2019 and 2018 there were 1.1 million contingently issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. As of December 31, 2017, there were no contingently issuable stock awards outstanding that were excluded from the diluted earnings per share calculations because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Twelve Months Ended December 31,
(in millions, except per share data)	2019	2018	2017
Income from continuing operations	$356.6	$289.0	$451.6
Less: income from continuing operations attributable to noncontrolling interests	(5.1)	(10.9)	(10.4)
Income from continuing operations attributable to TransUnion	$351.5	$278.1	$441.2
Discontinued operations, net of tax(1)	(4.6)	(1.5)	—
Net income attributable to TransUnion	$346.9	$276.6	$441.2

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.87	$1.51	$2.42
Discontinued operations, net of tax	(0.02)	(0.01)	—
Net Income attributable to TransUnion	$1.85	$1.50	$2.42

Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.83	$1.46	$2.32
Discontinued operations, net of tax(1)	(0.02)	(0.01)	—
Net Income attributable to TransUnion	$1.81	$1.45	$2.32

Weighted-average shares outstanding:
Basic	187.8	184.6	182.4
Dilutive impact of stock based awards	4.1	6.2	7.4
Diluted	191.8	190.9	189.9
(1) Discontinued operations for the twelve months ended December 31, 2017 is zero.

16. Income Taxes
The provision (benefit) for income taxes consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2019	2018	2017
Federal
Current	$50.5	$62.7	$82.3
Deferred	(0.6)	(57.0)	(221.8)
State
Current	3.6	11.9	8.4
Deferred	(8.2)	(3.9)	9.9
Foreign
Current	52.2	48.9	43.0
Deferred	(13.6)	(8.1)	(0.9)
Total provision (benefit) for income taxes	$83.9	$54.5	$(79.1)

The components of income before income taxes consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2019	2018	2017
Domestic	$333.2	$256.5	$265.7
Foreign	107.3	87.0	106.8
Income before income taxes	$440.5	$343.5	$372.5

The effective income tax rate reconciliation consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2019		2018		2017
Income taxes at statutory rate	$92.5	21.0%	$72.1	21.0%	$130.4	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	0.2	—%	10.2	3.0%	5.6	1.5%
Foreign rate differential	23.0	5.2%	15.4	4.5%	2.4	0.6%
U.S. Federal tax of foreign earnings	6.0	1.4%	(24.2)	(7.0)%	(1.2)	(0.3)%
R&D tax credit & DPAD	(2.1)	(0.5)%	(2.2)	(0.7)%	(3.8)	(1.0)%
One-time impacts of U.S. tax reform	—	—%	5.3	1.5%	(175.3)	(47.1)%
Excess tax benefit on stock-based compensation	(39.1)	(8.9)%	(30.2)	(8.8)%	(39.3)	(10.5)%
Nondeductible transaction costs	0.6	0.1%	3.1	0.9%	1.1	0.3%
Other	2.8	0.7%	5.0	1.5%	1.0	0.3%
Total	$83.9	19.0%	$54.5	15.9%	$(79.1)	(21.2)%

For 2019, we reported a 19.0% effective tax rate, which is lower than the 21.0% U.S. federal corporate statutory rate due primarily from excess tax benefits on stock based compensation, partially offset by U.S federal tax on foreign earnings and foreign taxes in jurisdictions, which have tax rates that are higher than the U.S. federal corporate statutory rate. We elected to report Global Intangible Low Taxed Income (“GILTI”) in income tax expense as part of the current income tax provision. We also changed our indefinite reinvestment assertion on our unremitted foreign earnings during the fourth quarter 2019, such that management intends to repatriate current year foreign earnings, net of working capital requirements, and indefinitely reinvest prior years’ foreign earnings. The change in assertion had an immaterial impact on the current year effective tax rate.
For 2018, we reported a 15.9% effective tax rate, which is lower than the 21.0% U.S. federal corporate statutory rate due primarily from the release of valuation allowances on foreign tax credit carryforwards and excess tax benefits on stock based compensation, partially offset by state taxes and foreign taxes in jurisdictions which have tax rates that are higher than the U.S. federal corporate statutory rate.

For 2017, we reported a negative 21.2% effective tax rate, which is lower than the 35.0% U.S. federal statutory rate due primarily to the one-time impacts resulting from enactment of the Act in December 2017 and the excess tax benefits on stock-based compensation that were recorded to tax expense upon our adoption of ASU 2016-09 on January 1, 2017.
Components of net deferred income tax consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Deferred income tax assets:
Compensation	$18.1	$24.1
Employee benefits	13.2	13.1
Legal reserves and settlements	3.5	3.9
Hedge investments	12.7	1.2
Financing related costs	—	2.5
Loss and tax credit carryforwards	114.2	103.7
Leases	19.9	—
Other	13.7	11.8
Gross deferred income tax assets	195.3	160.3
Valuation allowance	(53.3)	(51.9)
Total deferred income tax assets, net	$142.0	$108.4
Deferred income tax liabilities:
Depreciation and amortization	$(539.9)	$(568.8)
Right of use asset	(18.5)	—
Taxes on unremitted foreign earnings	(11.4)	(11.0)
Financing related costs	(0.9)	—
Investment in affiliated companies	(4.9)	—
Other	(3.6)	(4.2)
Total deferred income tax liability	(579.2)	(584.0)
Net deferred income tax liability	$(437.2)	$(475.6)

Deferred tax assets and liabilities result from temporary differences between tax and accounting methods. Our balance sheet includes a deferred tax asset of $1.9 million and $2.4 million at December 31, 2019 and 2018, respectively, which is included in other assets.
If certain deferred tax assets are not likely recoverable in future years, a valuation allowance is recorded. As of December 31, 2019 and 2018, a valuation allowance of $53.3 million and $51.9 million, respectively, reduced deferred tax assets related to net operating losses and tax credits carryforwards. Our estimate of the amount of the deferred tax asset we can realize requires significant assumptions about projected revenues and income that are impacted by future market and economic conditions. U.S. federal net operating loss carryforwards expire over 13 to an indefinite number of years, foreign loss carryforwards over 6 to an indefinite number of years, foreign tax credit carryforwards over 8 years, interest expense carryforwards over an indefinite number of years, state net operating loss carryforwards over 1 to an indefinite number of years and state tax credit carryforwards over 4 to an indefinite number of years.
The total amount of gross unrecognized tax benefits as of December 31, 2019 and 2018, are $32.8 million and $19.6 million, respectively. The amounts that would affect the effective tax rate if recognized are $13.6 million and $12.3 million, respectively.

The total amount of gross unrecognized tax benefits consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Balance as of beginning of period	$19.6	$12.3
Increase in tax positions of prior years	0.5	7.6
Decrease in tax positions of prior years	(0.5)	(1.0)
Increase in tax positions of current year	13.2	0.7
Balance as of end of period	$32.8	$19.6

We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were not significant for the years ended December 31, 2019, 2018 and 2017.
We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2010 and forward remain open for examination in some foreign jurisdictions, 2011 and forward in some state jurisdictions, and 2012 and forward for U.S. federal purposes.
17. Stock-Based Compensation
For the years ended December 31, 2019, 2018 and 2017, we recognized stock-based compensation expense of $58.1 million, $61.4 million and $47.7 million, respectively, with related income tax benefits of approximately $8.6 million, $14.9 million and $16.3 million, respectively. Of the stock-based compensation expense recognized in 2019, 2018 and 2017, $7.0 million, $3.5 million and $14.6 million, respectively, was from cash-settleable awards.
Under the TransUnion Holding Company, Inc. 2012 Management Equity Plan (the “2012 Plan”), stock-based awards could be issued to executive officers, employees and independent directors of the Company. A total of 10.1 million shares were authorized for grant under the 2012 Plan. Effective upon the closing of the IPO, the Company’s board of directors and its stockholders adopted the TransUnion 2015 Omnibus Incentive Plan (the “2015 Plan”) and no more shares can be issued under the 2012 Plan. A total of 5.4 million shares have been authorized for grant under the 2015 Plan. The 2015 Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to key employees, directors or other persons having a service relationship with the Company and its affiliates. As of December 31, 2019, there were approximately 2.4 million of unvested awards outstanding and approximately 1.8 million of awards have vested under the 2015 Plan.
Effective upon the closing of the IPO, the Company’s board of directors and its stockholders adopted the TransUnion 2015 Employee Stock Purchase Plan (the “ESPP”). A total of 2.4 million shares have been authorized to be issued under the ESPP. The ESPP provides certain employees of the Company with an opportunity to purchase the Company’s common stock at a discount. As of December 31, 2019, the Company has issued approximately 0.7 million shares of common stock under the ESPP.
2012 Plan
Stock Options
Stock options granted under the 2012 Plan have a 10 year term. For stock options granted to employees, 40% generally vest based on the passage of time (service condition options), and 60% generally vest based on the passage of time, subject to meeting certain stockholder return on investment conditions (market condition options). These stockholder return on investment conditions were satisfied in February 2017, and all remaining outstanding stock options now vest solely on the passage of time. All stock options granted to independent directors vest based on the passage of time.
Service condition options were valued using the Black-Scholes valuation model and vest over a 5 year service period, with 20% generally vesting one year after the grant date, and 5% vesting each quarter thereafter. Compensation costs for the service condition options are recognized on a straight-line basis over the requisite service period for the entire award. Market condition options were valued using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition options, and vest over a 5 year service period now that the market conditions have been satisfied. There were no stock options granted during 2019, 2018, and 2017.

Stock option activity as of December 31, 2019 and 2018, and for the year ended December 31, 2019, consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	3,080,148	$7.49	4.4	$151.9
Granted	—	—
Exercised	(1,616,542)	7.08
Forfeited	(1,510)	8.58
Expired	—	—
Outstanding as of December 31, 2019	1,462,096	7.96	3.5	$113.5

Expected to vest as of December 31, 2019	44,680	$13.78	4.9	$3.2
Exercisable as of December 31, 2019	1,417,416	$7.77	3.5	$110.3

As of December 31, 2019, stock-based compensation expense remaining to be recognized in future years related to options was $0.1 million with a weighted-average recognition period of 0.4 years. During 2019, cash received from the exercise of stock options was $11.4 million and the tax benefit realized from the exercise of stock options was $25.9 million.
The intrinsic value of options exercised and the fair value of options vested for the periods presented are as follows:

	Twelve Months Ended December 31,
(in millions)	2019	2018	2017
Intrinsic value of options exercised	$106.4	$134.4	$120.3
Total fair value of options vested	$7.4	$10.3	$14.0

2015 Plan
Restricted Stock Units
During 2019, 2018 and 2017, restricted stock units were granted under the 2015 Plan. Restricted stock units issued to date generally consist of: 50% service-based restricted stock units that vest based on passage of time and 50% performance-based awards consisting of performance-based restricted stock units that vest based on the passage of time, subject to meeting certain 3-year cumulative revenue and Adjusted EBITDA targets, and market-based restricted stock units that vest based on the passage of time, subject to meeting certain relative total stockholder return (“TSR”) targets. For the performance awards, including the market-based performance awards, between zero and 200% of the units granted may eventually vest, based upon the final cumulative revenue and Adjusted EBITDA and TSR achievement relative to the targets over the 3-year measurement period. Restricted stock units generally vest 3 years from the grant date, subject to meeting any performance and market conditions.
Service-based and performance-based restricted stock units are valued on the award grant date at the closing market price of our stock. Market-based awards are valued using a risk-neutral Monte-Carlo model, with assumptions similar to those used to value the 2012 Plan market-condition options, based on conditions that existed on the grant date of the award.

Restricted stock unit activity as of December 31, 2019 and 2018, and for the year ended December 31, 2019, consisted of the following:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	2,692,995	42.86	1.1	$153.0
Granted	1,482,588	53.51
Vested	(1,673,261)	27.85
Forfeited	(115,234)	62.13
Expired	—	—
Outstanding as of December 31, 2019	2,387,088	$59.39	1.2	$204.4

Expected to vest as of December 31, 2019	2,849,375	$57.91	1.0	$243.9

The fair value and intrinsic value of restricted stock units that vested during the year ended December 31, 2019 was $46.6 million and $106.9 million, respectively. As of December 31, 2019, stock-based compensation expense remaining to be recognized in future years related to restricted stock units that we currently expect to vest was $75.5 million, with weighted-average recognition periods of 1.7 years. During 2019, the tax benefit realized from vested restricted stock units was $24.9 million.
Other
We have certain other stock-based grants outstanding awarded to directors and employees of acquired companies. The shares expected to vest related to these awards are not material.
18. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2019:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale securities (Note 3)	$2.9	$—	$2.9	$—
Total	$2.9	$—	$2.9	$—

Liabilities
Interest rate swaps and caps (Note 11)	$(46.6)	$—	$(46.6)	$—
Contingent consideration (Note 9)	(7.2)	—	—	(7.2)
Total	$(53.8)	$—	$(46.6)	$(7.2)
Level 2 instruments consist of foreign exchange-traded corporate bonds, interest rate caps and interest rate swaps. Foreign exchange-traded corporate bonds are available-for-sale securities valued at their current quoted prices. These securities mature between 2027 and 2033. The interest rate caps fair values are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on both the caps and swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
Unrealized gains and losses on available-for- sale securities are included in other comprehensive income. There were no significant realized or unrealized gains or losses on our securities for any of the periods presented.
Level 3 instruments consist of contingent consideration obligations related to companies we have acquired with remaining maximum payouts totaling $8.5 million. These obligations are contingent upon meeting certain quantitative or qualitative performance metrics through 2019 and are included in other current liabilities and other liabilities on our balance sheet. The fair values of the obligations are determined based on an income approach, using our expectations of the future expected earnings of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During 2019, we recorded expenses of $1.2 million as a result of changes to the fair value of these obligations.
19. Reportable Segments
We have three reportable segments, U. S. Markets, International, and Consumer Interactive, and the Corporate unit, which provides support services to each of the segments. Our CODM uses the profit measure of Adjusted EBITDA, on both a consolidated and segment basis, to allocate resources and assess performance of our businesses. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. Our board of directors and executive management team also use Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours.
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
The segment financial information below aligns with how we report information to our CODM to assess operating performance and how we manage the business. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies” and Note 14, “Revenue.”
The following is a more detailed description of our three reportable segments and the Corporate unit, which provides support services to each segment:
U.S. Markets
The U.S. Markets segment provides consumer reports, actionable insights and analytics such as credit and other scores, and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for Financial Services and Emerging Verticals.

•
Financial Services: The Financial Services vertical, which accounts for 52.7% of our 2019 U.S. Markets revenue, consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, online-only lenders (FinTech), and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.

•
Emerging Verticals: Emerging Verticals include Healthcare, Insurance, Tenant and Employment, Collections, Public Sector, Media, Diversified Markets and other verticals. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.

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

Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels.
Corporate
Corporate provides support services for each of the segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
Selected segment financial information and disaggregated revenue consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2019	2018	2017
Gross revenue:
U.S. Markets:
Financial Services	$849.0	$765.1	$620.0
Emerging Verticals	760.6	679.6	584.1
Total U.S. Markets	1,609.6	1,444.7	1,204.1

International:
Canada	104.1	96.0	85.8
Latin America	104.2	102.3	98.4
United Kingdom	186.7	71.3	—
Africa	61.2	64.2	61.3
India	108.1	81.8	64.6
Asia Pacific	59.1	56.7	51.9
Total International	623.5	472.4	361.9

Total Consumer Interactive	497.8	475.8	432.1

Total revenue, gross	$2,730.9	$2,392.9	$1,998.1

Intersegment revenue eliminations:
U.S. Markets	$(68.7)	$(70.0)	$(59.3)
International	(5.1)	(5.1)	(4.8)
Consumer Interactive	(1.0)	(0.7)	(0.2)
Total intersegment eliminations	(74.8)	(75.7)	(64.2)
Total revenues, net	$2,656.1	$2,317.2	$1,933.8

Adjusted EBITDA:
U.S. Markets	$664.2	$576.1	$492.3
International	258.1	193.0	135.0
Consumer Interactive	248.4	237.6	211.0
Corporate	(111.8)	(89.8)	(90.2)
Consolidated Adjusted EBITDA	$1,058.9	$916.9	$748.1
As a result of displaying amounts in millions, rounding differences may exist in the tables above and below.

A reconciliation of net income attributable to TransUnion to Adjusted EBITDA for the periods presented is as follows:

	Twelve Months Ended December 31,
(in millions)	2019	2018	2017
Net income attributable to TransUnion	$346.9	$276.6	$441.2
Discontinued operations	4.6	1.5	—
Net income from continuing operations attributable to TransUnion	351.5	278.1	441.2
Net interest expense	166.1	132.0	82.1
Provision (benefit) for income taxes	83.9	54.5	(79.1)
Depreciation and amortization	362.1	306.9	238.0
EBITDA	963.6	771.5	682.2
Adjustments to EBITDA:
Acquisition-related revenue adjustments(1)	5.9	28.1	—
Stock-based compensation(2)	58.1	61.4	47.7
Mergers and acquisitions, divestitures and business optimization(3)	1.7	38.7	8.5
Other(4)	29.7	17.2	9.7
Total adjustments to EBITDA	95.4	145.4	65.9
Adjusted EBITDA	$1,058.9	$916.9	$748.1

1.
This adjustment represents certain non-cash adjustments related to acquired entities, predominantly adjustments to increase revenue resulting from purchase accounting reductions to deferred revenue we record on the opening balance sheets of acquired entities. Deferred revenue results when a company receives payment in advance of fulfilling their performance obligations under contracts. Business combination accounting rules require us to record deferred revenue of acquired entities at fair value if we are obligated to perform any future services under these contracts. The fair value of this deferred revenue is determined based on the direct and indirect incremental costs of fulfilling our performance obligations under these contracts, plus a normal profit margin. Generally, this fair value calculation results in a reduction to the purchased deferred revenue balance. The above adjustment includes an estimate for the increase in revenue equal to the difference between what the acquired entities would have recorded as revenue and the lower revenue we record as a result of the reduced deferred revenue balance. This increase is partially offset by an estimated decrease to revenue for certain acquired non-core customer contracts that are not classified as discontinued operations that will expire within approximately one year from the date of acquisition. Beginning in the third quarter of 2019, we no longer have these adjustments to revenue.

2.	Consisted of stock-based compensation and cash-settled stock-based compensation.

3.
For the twelve months ended December 31, 2019, consisted of the following adjustments: a $(31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $(0.5) million reimbursement for transition services provided to the buyers of certain of our discontinued operations; $15.8 million of Callcredit integration costs; a $10.0 million loss on the impairment of certain Cost Method investments; a $3.7 million loss on assets of a small business in our United Kingdom region that are classified as held-for-sale; $2.6 million of acquisition expenses; and a $1.2 million adjustment to contingent consideration expense from previous acquisitions.

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

4.
For the twelve months ended December 31, 2019, consisted of the following adjustments: $20.8 million of expenses (including $3.0 million of administrative expenses) associated with the Fraud Incident offset by the $(7.3) million portion that is attributable to the non-controlling interest; $13.0 million of fees related to the refinancing of senior secured credit facility; $2.0 million of deferred loan fees written off as a result of the prepayments on our debt; $2.0 million of loan fees; and a $0.1 million loss from currency remeasurement; a $(0.7) million reduction to expense for certain legal and regulatory matters; and $(0.1) million of miscellaneous.

For the twelve months ended December 31, 2018, consisted of the following adjustments: $12.0 million of fees related to new financing under our senior secured credit facility; a $3.8 million loss from currency remeasurement; $1.6 million of loan fees;

$0.5 million of fees incurred in connection with a secondary offering of shares of TransUnion common stock by certain of our stockholders; and a $(0.7) million mark-to-market gain related to ineffectiveness of our interest rate hedge.
For the twelve months ended December 31, 2017, consisted of the following adjustments: $10.5 million of fees related to the refinancing of our senior secured credit facility; $1.7 million of fees incurred in connection with secondary offerings of shares of TransUnion common stock by certain of our stockholders; $1.4 million of loan fees; a $0.3 million mark-to-market loss related to ineffectiveness of our interest rate hedge; $(2.2) million loss from currency remeasurement; a $(1.3) million reduction to expense for certain legal and regulatory matters; a $(0.6) million reduction to expense for sales and use tax matters; and $(0.1) million of miscellaneous.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Twelve Months Ended December 31,
(in millions)	2019	2018	2017
U.S. Markets	$2.6	$2.6	$2.0
International	10.6	7.3	7.1
Total	$13.2	$9.9	$9.1

Total assets, by segment, consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
U.S. Markets	$3,520.9	$3,541.2
International	3,025.4	2,991.4
Consumer Interactive	465.5	466.9
Corporate	101.4	40.3
Total	$7,113.2	$7,039.8

Cash paid for capital expenditures, by segment, was as follows:

	Twelve Months Ended December 31,
(in millions)	2019	2018	2017
U.S. Markets	$122.1	$122.7	$88.8
International	59.8	44.1	34.3
Consumer Interactive	13.4	11.2	9.6
Corporate	3.2	2.1	2.6
Total	$198.5	$180.1	$135.3

Depreciation and amortization expense by segment was as follows:

	Twelve Months Ended December 31,
(in millions)	2019	2018	2017
U.S. Markets	$225.0	$191.2	$160.6
International	118.6	98.4	61.5
Consumer Interactive	13.3	12.2	10.7
Corporate	5.2	5.1	5.2
Total	$362.1	$306.9	$238.0

Percentage of revenue based on where it was earned, was as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
Domestic	77%	80%	82%
International	23%	20%	18%

Percentage of long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	As of December 31,
	2019	2018	2017
Domestic	59%	60%	78%
International	41%	40%	22%
The increase in the percentage of International long-lived assets in 2018 is the result of our Callcredit acquisition.
20. Commitments
Future minimum payments for noncancelable operating leases, purchase obligations and other liabilities in effect as of December 31, 2019, are payable as follows:

(in millions)	Operating Leases	Purchase Obligations and Other	Total
2020	$23.2	$282.7	$305.9
2021	20.1	42.6	62.7
2022	12.1	7.7	19.8
2023	10.4	0.7	11.1
2024	7.9	0.5	8.4
Thereafter	16.4	0.3	16.7
Totals	$90.1	$334.5	$424.6

Purchase obligations and other includes $176.2 million of trade accounts payable that were included in our balance sheet as of December 31, 2019. Purchase obligations and other include commitments for outsourcing services, royalties, data licenses, and maintenance and other operating expenses.
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
As of December 31, 2019 and 2018, we accrued $30.4 million and $33.2 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
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
In Ramirez v. Trans Union LLC, (No. 3:12-cv-00632-JSC, United States District Court for the Northern District of California), filed in 2012, the plaintiff has alleged that: the OFAC Alert service does not comply with the Cortez ruling; we have willfully violated the Fair Credit Reporting Act (“FCRA”) and the corresponding California state-FCRA based on the Cortez ruling by continuing to offer the OFAC Alert service; and there are one or more classes of individuals who should be entitled to statutory damages (i.e., $100 to $5,000 per person) based on the allegedly willful violations. In July 2014, the Court in Ramirez certified a class of approximately 8,000 individuals solely for purposes of statutory damages if TransUnion is ultimately found to have willfully violated the FCRA, and a sub-class of California residents solely for purposes of injunctive relief under the California Consumer Credit Reporting Agencies Act. While the Court noted that the plaintiff is not seeking any actual monetary damage, the class certification order was predicated on a disputed question of Ninth Circuit law (currently there is a conflict between the federal circuits) that was awaiting action by the United States Supreme Court. Our motion to stay the Ramirez proceeding was granted and the proceeding stayed pending action by the U.S. Supreme Court in Spokeo v. Robins.
On May 16, 2016, the U.S. Supreme Court issued its decision in Spokeo v. Robins, holding that the injury-in-fact requirement for standing under Article III of the United States Constitution requires a plaintiff to allege an injury that is both “concrete and particularized.” The Court held that the Ninth Circuit’s analysis failed to consider concreteness in its analysis and vacated the decision and remanded to the Ninth Circuit to consider both aspects of the injury-in-fact requirement. Following the U.S. Supreme Court’s decision, the stay in the Ramirez matter was lifted. In October 2016, the Court in Ramirez denied our motion to decertify the classes based on the implications of Spokeo.
On June 21, 2017, the jury in Ramirez returned a verdict in favor of a class of 8,185 individuals in the amount of approximately $8.1 million ($984.22 per class member) in statutory damages and approximately $52.0 million ($6,353.08 per class member) in punitive damages. In November 2017, the trial court denied our post-trial motions for judgment as a matter of law, a new trial and a reduction on the jury verdict. We appealed the Ramirez ruling to the United States Court of Appeals for the Ninth Circuit and posted a bond at nominal cost to stay the execution of the judgment pending resolution of our appeal. The Court heard oral arguments on February 14, 2019, and could render its decision at any time.
The timing and outcome of the ultimate resolution of this matter is uncertain. Despite the jury verdict, we continue to believe that we have not willfully violated any law and have meritorious grounds for seeking modification of the judgment on appeal. Given the complexity and uncertainties associated with the outcome of the current and any subsequent appeals, there is a wide range of potential results, from vacating the jury verdict in its entirety to upholding some or all aspects of the verdict. As of December 31,

2019, we have accrued a liability for this matter equal to our current estimate of probable losses (the amount of the verdict for statutory damages) and our costs of defending this matter, and a corresponding and fully-offsetting receivable representing the amounts we expect to receive from our insurance carriers.  The accrued liability does not include any amount for the punitive damages awarded by the jury since it is not probable, based on legal precedent, that the amount of the punitive damages awarded by the jury will survive our post-judgment actions. We currently estimate, however, that the reasonably possible loss in future periods for punitive damages falls within a range from zero to something less than the amount of the statutory damages awarded by the jury.  This estimate is based on currently available information. As available information changes, our estimates may change as well. The extent of our insurance coverage for punitive damages in this matter is uncertain and may be less than all of such punitive damages ultimately awarded. In the event all or a portion of the punitive damages award survives our post-judgment actions, we will continue to engage with our insurance carriers and aggressively pursue all potential recoveries.
22. Related-Party Transactions
Data and Data Services
From February 15, 2012 through March 8, 2018, investment funds affiliated with Goldman, Sachs & Co. (“GS”) owned at least 10% of our outstanding common stock and had a least one designee serving on our board of directors. GS is not longer a related party after March 8, 2018. In 2018 and 2017, we entered into a series of transactions with affiliates of GS to license data and provide data services that we offer to all of our business customers. In connection with these transactions, we received aggregate fees of approximately $10.5 million and $5.0 million in 2018 and 2017, respectively.
Debt and Hedge Activities
As of December 31, 2018 and 2017, interest accrued on our debt and hedge owed to related parties was less than $0.1 million for each period. As of December 31, 2018 there was $1.6 million of our TLB-4 was owed to affiliates of GS. As of December 31, 2018, there was no senior secured revolving line of credit outstanding and none of our TLB-3 and TLA-2 were owed to affiliates of GS. During 2018, we entered into an interest rate swap agreement with one of the counter-parties being an affiliate of GS. As of December 31, 2018 the GS proportion of the fair value of the swap was a liability of $4.4 million. As of December 31, 2018 and 2017, the GS proportion of the fair value of the cap was an asset of $1.7 million and $2.4 million, respectively. For the years ended December 31, 2018 and 2017, affiliates of GS were paid $2.4 million and $6.4 million respectively, of interest expense and fees related to debt and hedge instruments.
Investment in Affiliated Companies
During the normal course of business we enter into transactions with companies that we hold an equity interest in. These transactions include selling and purchasing software data and professional services.
Associated Organizations of Directors and Executive Officers
During the year ended December 31, 2018, TransUnion entered into a three-year contract with BMC Software Inc. (BMC) to provide us with ITSM SAAS (IT service management, software as a service) after a competitive bidding process. Robert Beauchamp, a former Director of TransUnion from June 20, 2018 until his resignation on April 2, 2019, currently serves as the chairman of BMC’s board. During the year ended December 31, 2018, TransUnion paid $2.8 million for services provided by BMC. Given that the services provided by BMC are easily obtainable/replaceable from a number of third parties and the services are for TransUnion’s internal use and not used to generate revenue, the services are not considered to be qualitatively significant or material to TransUnion.

23. Quarterly Financial Data (Unaudited)
The quarterly financial data for 2019 and 2018 consisted of the following:

	Three Months Ended
(in millions)	December 31, 2019(1)	September 30, 2019(2)	June 30, 2019(3)	March 31, 2019
Revenue	$685.6	$689.3	$661.9	$619.3
Operating income	154.7	171.3	159.7	122.1
Income from continuing operations	86.5	112.5	107.0	74.9
Net income	86.5	88.3	104.0	73.4
Net income attributable to TransUnion	82.9	91.7	101.5	70.9

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.44	$0.49	$0.56	$0.39
Net Income attributable to TransUnion	$0.44	$0.49	$0.54	$0.38
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.43	$0.48	$0.55	$0.38
Net Income attributable to TransUnion	$0.43	$0.48	$0.53	$0.37

	Three Months Ended
(in millions)	December 31, 2018(4)	September 30, 2018	June 30, 2018(5)	March 31, 2018
Revenue	$613.1	$603.6	$563.1	$537.4
Operating income	130.7	122.1	134.4	125.2
Income from continuing operations	105.5	50.8	57.3	75.4
Net income	105.4	49.4	57.3	75.4
Net income attributable to TransUnion	102.1	46.3	55.0	73.1

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.55	$0.26	$0.30	$0.40
Net Income attributable to TransUnion	$0.55	$0.25	$0.30	$0.40
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.53	$0.25	$0.29	$0.38
Net Income attributable to TransUnion	$0.53	$0.24	$0.29	$0.38
As a result of displaying amounts in millions, rounding differences compared to the annual totals may exist in the table above.

1	Income from continuing operations, net income and net income attributable to TransUnion includes $13.0 million of fees related to the refinancing of our senior secured credit facility.

2
Income from continuing operations and net income includes $19.7 million of expenses associated with the Fraud Incident. Net income attributable to TransUnion includes $19.7 million of expenses associated with the Fraud Incident offset by the $7.1 million portion attributable to the non-controlling interest.

3
Income from continuing operations, net income and net income attributable to TransUnion includes a net gain of $27.9 million on a Cost Method investments resulting from observable price changes for a similar investment of the same issuers.

4
Income from continuing operations, net income and net income attributable to TransUnion includes an income tax benefit of $33.4 million from the release of a valuation allowance against our federal tax credit carryforward deferred tax asset.

5
Income from continuing operations, net income and net income attributable to TransUnion includes $25.4 million of acquisition expenses primarily related to our acquisition of Callcredit and iovation and $11.9 million of fees related to new financing under our senior secured credit facility.

24. Accumulated Other Comprehensive Loss
The following table sets forth the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(167.6)	$(7.5)	$0.3	$(174.8)
Change	33.1	6.5	(0.1)	39.5
Balance, December 31, 2017	$(134.5)	$(1.0)	$0.2	$(135.3)
Change	(145.1)	(2.3)	—	(147.4)
Balance, December 31, 2018	$(279.6)	$(3.3)	$0.2	$(282.7)
Change	65.0	(33.9)	—	31.1
Balance, December 31, 2019	$(214.6)	$(37.2)	$0.2	$(251.6)

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
As previously disclosed on our Current Report on Form 8-K dated on July 18, 2019, and on our Quarterly Reports on Form 10-Q dated July 23, 2019 and October 22, 2019, we determined that TransUnion Limited, a Hong Kong entity in which we hold a 56.25 percent interest, was the victim of criminal fraud (the “Fraud Incident”). The Fraud Incident involved employee impersonation and fraudulent requests targeting TransUnion Limited, which resulted in a series of fraudulently-induced unauthorized wire transfers totaling $17.8 million in early July 2019. We determined that our internal controls did not operate effectively to prevent or timely detect unauthorized wire transfers by TransUnion Limited. Specifically, although we believe our internal controls were adequate to timely detect unauthorized wire transfers so as to prevent or detect a material misstatement of our financial statements, these controls did not operate effectively to safeguard the Company’s cash assets in TransUnion Limited from unauthorized wire transfers. This material weakness in our controls resulted in the inability to prevent and timely detect this misappropriation of our cash assets in TransUnion Limited.
Immediately following the incident, we initiated a reassessment of our controls related to the wire transfer process and developed an action plan to remediate this matter, which included the following control enhancements:
• enhancing email controls;
• enhancing approval requirements for wire transfers;
• enhancing controls within online banking platforms;
• increasing the centralization and review processes associated with cash management; and
• increasing internal communication to heighten awareness and emphasize the importance of exercising professional skepticism and judgment.
We have remediated the material weakness previously identified relating to this matter.

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
Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2019. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of TransUnion’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Compliance Committee of TransUnion’s Board of Directors. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on TransUnion’s internal control over financial reporting that is included in this Annual Report on Form 10-K.
Based on our assessment, management determined that, as of December 31, 2019, TransUnion’s internal control over financial reporting was effective.
Changes in internal control over financial reporting
During the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness relating to the Fraud Incident as discussed above.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 12, 2020, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2019.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 12, 2020, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 12, 2020, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 12, 2020, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 12, 2020, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2019.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets—December 31, 2019 and 2018;

•	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017;

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017;

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule I - Condensed Financial Information of TransUnion;

•	Schedule I - Notes to Financial Information of TransUnion; and

•	Schedule II—Valuation and Qualifying Accounts.

(3)	The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December, 31, 2019, or incorporated herein by reference.

Exhibit No.	Exhibit Name
3.1	Second Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 4.1 to TransUnion’s Registration Statement on Form S-8 filed June 26, 2015).

3.2	Second Amended and Restated Bylaws of TransUnion (Amended as of August 7, 2019) (Incorporated by reference to Exhibit 3.1 to TransUnion’s Quarterly Report on Form 10-Q filed October 22, 2019).

4.1	Form of Stock Certificate for Common Stock (Incorporated by reference to Exhibit 4.6 to TransUnion’s Amendment No. 3 to Registration Statement on Form S-1 filed on June 15, 2015).

4.2**	Description of TransUnion’s securities.

10.1
Third Amended and Restated Credit Agreement, dated as of August 9, 2017, by and among TransUnion Intermediate Holdings, Inc., Trans Union LLC, the guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent, Deutsche Bank AG New York Branch, as L/C Issuer, the other lenders from time to time party thereto and Deutsche Bank Securities, Inc., Capital One, N.A., Goldman Sachs Lending Partners LLC, JP Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 to TransUnion’s Quarterly Report on Form 10-Q filed on October 27, 2017).

10.2
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

10.3
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

10.4
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

10.5**
Amendment No. 17 to Credit Agreement, dated as of November 15, 2019, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A. and RBC Capital Markets, as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto.

10.6**
Amendment No. 18 to Credit Agreement, dated as of December 10, 2019, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A. RBC Capital Markets, Wells Fargo Securities LLC and JP Morgan Chase Bank, N.A. as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto.

10.7†
TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012) (Incorporated by reference to Exhibit 10.1 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.8†
TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement (Effective April 30, 2012) (Incorporated by reference to Exhibit 10.2 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.9†
Amendment No. 1 to TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement, dated as of January 1, 2016 (Incorporated by reference to Exhibit 10.7 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.10	Form of Director Indemnification Agreement for directors of TransUnion (Incorporated by reference to Exhibit 10.6 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.11†
Employment Agreement with James M. Peck, President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012 (Incorporated by reference to Exhibit 10.15 to TransUnion’s and TransUnion Intermediate Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.12†
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

10.13†
Employment Agreement, dated as of November 13, 2018, by and between TransUnion and Christopher A. Cartwright (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on November 14, 2018).

10.14†
Employment Agreement, dated as of November 13, 2018, by and between TransUnion and James M. Peck (Incorporated by reference to Exhibit 10.2 to TransUnion’s Current Report on Form 8-K filed on November 14, 2018).

10.15†	TransUnion 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 4.4 to TransUnion’s Registration Statement on Form S-8 filed June 26, 2015).

10.16†
TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock Units and Performance Share Units (U.S. Employees) (Incorporated by reference to Exhibit 10.2 to TransUnion’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.17†
TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock (Outside Directors) (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.18†
TransUnion 2015 Employee Stock Purchase Plan, as Amended and Restated, Effective November 6, 2018 (Incorporated by reference to Exhibit 10.24 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.19
Consent Order Issued by the United States Consumer Financial Protection Bureau on January 3, 2017, Administrative Proceeding - File No. 2017-CFPB-0002, In the Matter of: TransUnion Interactive, Inc., Trans Union LLC and TransUnion (Incorporated by reference to Exhibit 10.25 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2016).

21**	Subsidiaries of TransUnion.

23.1**	Consent of Ernst & Young LLP.

24**	Power of Attorney - TransUnion (included on the signature page of this Form 10-K).

31.1**	Certification of Principal Executive Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
† Identifies management contracts and compensatory plans or arrangement.
** Filed or furnished herewith.

(4)	Valuation and qualifying accounts.

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2)
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2020.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2020.

Signature	Title

/s/Christopher A. Cartwright	President and Chief Executive Officer, Director
Christopher A. Cartwright	(Principal Executive Officer)

/s/Todd M. Cello	Executive Vice President and Chief Financial Officer
Todd M. Cello	(Principal Financial Officer)

/s/Timothy Elberfeld	Vice President and Chief Accounting Officer
Timothy Elberfeld	(Principal Accounting Officer)

/s/George M. Awad	Director
George M. Awad

/s/ Suzanne P. Clark	Director
Suzanne P. Clark

/s/ Kermit R. Crawford	Director
Kermit R. Crawford

/s/ Russell P. Fradin	Director
Russell P. Fradin

/s/ Pamela A. Joseph	Director
Pamela A. Joseph

/s/ Siddharth N. (Bobby) Mehta	Director
Siddharth N. (Bobby) Mehta

/s/ Thomas L. Monahan III	Director
Thomas L. Monahan III

/s/Leo F. Mullin	Director
Leo F. Mullin

/s/ James M. Peck	Director
James M. Peck

/s/ Andrew Prozes	Director
Andrew Prozes

Schedule I—Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Balance Sheet
(in millions, except per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Other current assets	$0.1	$0.5
Total current assets	0.1	0.5
Investment in TransUnion Intermediate	2,368.4	1,928.0
Other assets	6.5	6.8
Total assets	$2,375.0	$1,935.3
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$—	$0.3
Due to TransUnion Intermediate	126.4	42.6
Other current liabilities	0.8	0.5
Total current liabilities	127.2	43.4
Other liabilities	2.4	2.2
Total liabilities	129.6	45.6
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2019 and December 31, 2018; 193.5 million and 190.0 million shares issued as of December 31, 2019 and December 31, 2018, respectively; and 188.7 million and 185.7 million shares outstanding as of December 31, 2019 and December 31, 2018, respectively	1.9	1.9
Additional paid-in capital	2,022.3	1,947.3
Treasury stock at cost; 4.8 and 4.2 million shares at December 31, 2019 and December 31, 2018, respectively	(179.2)	(139.9)
Retained earnings	652.0	363.1
Accumulated other comprehensive loss	(251.6)	(282.7)
Total stockholders’ equity	2,245.4	1,889.7
Total liabilities and stockholders’ equity	$2,375.0	$1,935.3
 See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statement of Income
(in millions)

	Twelve Months Ended December 31,
	2019	2018	2017
Revenue	$—	$—	$—
Operating expenses
Selling, general and administrative	3.5	3.2	2.5
Total operating expenses	3.5	3.2	2.5
Operating loss	(3.5)	(3.2)	(2.5)
Non-operating income and expense
Equity Income from TransUnion Intermediate	349.2	279.3	448.1
Other income and (expense), net	—	(0.4)	(1.7)
Total non-operating income and expense	349.2	278.9	446.4
Income from continuing operations before income taxes	345.7	275.7	443.9
Benefit (provision) for income taxes	1.2	0.9	(2.7)
Net income	$346.9	$276.6	$441.2
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31,
	2019	2018	2017
Net income	$346.9	$276.6	$441.2
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	65.5	(145.1)	32.5
Benefit (expense) for income taxes	(0.5)	—	0.6
Foreign currency translation, net	65.0	(145.1)	33.1
Hedge instruments:
Net change on interest rate cap	(11.0)	7.6	10.1
Net change on interest rate swap	(35.4)	(10.7)	—
Cumulative effect of adopting ASU 2017-12	1.0	—	—
Amortization of accumulated loss	—	—	0.4
Benefit (expense) for income taxes	11.5	0.8	(4.0)
Hedge instruments, net	(33.9)	(2.3)	6.5
Available-for-sale securities:
Net unrealized (loss) gain	—	—	(0.1)
Expense for income taxes	—	—	—
Available-for-sale securities, net	—	—	(0.1)
Total other comprehensive income (loss), net of tax	31.1	(147.4)	39.5
Comprehensive income attributable to TransUnion	$378.0	$129.2	$480.7
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
 Parent Company Only
Statement of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2019	2018	2017
Cash provided by (used in) operating activities	$71.7	$16.6	$106.4
Cash used in investing activities	—	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	24.4	26.2	27.1
Dividends to stockholders	(56.8)	(41.6)	—
Treasury stock purchased	(39.3)	(1.2)	(133.5)
Cash (used in) provided by financing activities	(71.7)	(16.6)	(106.4)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
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
Note 3. Dividends to Stockholders
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. During 2018, the board of directors declared three quarterly dividends in March, May, and August of $0.075 per share, that we paid in March, June and September. In total, we declared $42.6 million of dividends and paid $41.6 million, with the remainder dues as dividend equivalents to employees who hold restricted stock units when and if those units vest. During 2019, the board of directors declared four quarterly dividends in February, May, August, and November of $0.075 per share, that we paid in March, June, September, and December. In total, we declared $57.1 million of dividends and paid $56.8 million, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest.

Schedule II—Valuation and Qualifying Accounts
TRANSUNION

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2019	$13.5	$5.8	$—	$(0.3)	$19.0
2018	$9.9	$4.6	$—	$(1.0)	$13.5
2017	$6.2	$5.1	$—	$(1.4)	$9.9
Allowance for deferred tax assets:
Year ended December 31,
2019	$51.9	$14.1	$—	$(12.7)	$53.3
2018	$85.3	$5.3	$—	$(38.7)	$51.9
2017	$59.2	$45.1	$—	$(19.0)	$85.3

(1)	For the allowance for doubtful accounts, includes write-offs of uncollectable accounts.