Form 10-Q
period 2020-06-30
TransUnion
filed 2020-07-28
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of June 30, 2020, there were 190.1 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$432.2	$274.1
Trade accounts receivable, net of allowance of $26.0 and $19.0	433.1	443.9
Other current assets	199.4	170.2
Total current assets	1,064.7	888.2
Property, plant and equipment, net of accumulated depreciation and amortization of $497.6 and $454.4	203.3	219.0
Goodwill	3,280.7	3,377.8
Other intangibles, net of accumulated amortization of $1,589.9 and $1,482.1	2,247.2	2,391.9
Other assets	229.2	236.3
Total assets	$7,025.1	$7,113.2
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$198.0	$176.2
Short-term debt and current portion of long-term debt	55.7	58.7
Other current liabilities	328.5	336.5
Total current liabilities	582.2	571.4
Long-term debt	3,573.4	3,598.3
Deferred taxes	401.8	439.1
Other liabilities	231.1	165.0
Total liabilities	4,788.5	4,773.8
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2020 and December 31, 2019, 195.3 million and 193.5 million shares issued at June 30, 2020 and December 31, 2019, respectively, and 190.1 million shares and 188.7 million shares outstanding as of June 30, 2020 and December 31, 2019, respectively	2.0	1.9
Additional paid-in capital	2,056.4	2,022.3
Treasury stock at cost; 5.2 million and 4.8 million shares at June 30, 2020 and December 31, 2019, respectively	(212.2)	(179.2)
Retained earnings	761.7	652.0
Accumulated other comprehensive loss	(468.6)	(251.6)
Total TransUnion stockholders’ equity	2,139.3	2,245.4
Noncontrolling interests	97.3	94.0
Total stockholders’ equity	2,236.6	2,339.4
Total liabilities and stockholders’ equity	$7,025.1	$7,113.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$634.4	$661.9	$1,322.0	$1,281.2
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	218.6	216.2	443.7	424.3
Selling, general and administrative	201.1	196.7	436.4	392.4
Depreciation and amortization	90.8	89.2	181.2	182.7
Total operating expenses	510.5	502.2	1,061.3	999.4
Operating income	123.9	159.7	260.7	281.8
Non-operating income and (expense)
Interest expense	(33.5)	(45.2)	(71.1)	(90.2)
Interest income	1.1	1.8	3.0	3.3
Earnings from equity method investments	2.1	3.3	4.6	7.1
Other income and (expense), net	(0.7)	26.7	(7.7)	19.9
Total non-operating income and (expense)	(30.9)	(13.4)	(71.2)	(59.9)
Income from continuing operations before income taxes	93.0	146.3	189.6	221.8
Provision for income taxes	(23.0)	(39.4)	(45.2)	(39.9)
Income from continuing operations	70.0	107.0	144.3	181.9
Discontinued operations, net of tax	—	(3.0)	—	(4.6)
Net income	70.0	104.0	144.3	177.3
Less: net income attributable to the noncontrolling interests	(1.5)	(2.5)	(5.6)	(4.9)
Net income attributable to TransUnion	$68.5	$101.5	$138.7	$172.4

Income from continuing operations	$70.0	$107.0	$144.3	$181.9
Less: net income from continuing operations attributable to noncontrolling interests	(1.5)	(2.5)	(5.6)	(4.9)
Income from continuing operations attributable to TransUnion	68.5	104.5	138.7	177.0
Discontinued operations, net of tax	—	(3.0)	—	(4.6)
Net income attributable to TransUnion	$68.5	$101.5	$138.7	$172.4

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.36	$0.56	$0.73	$0.95
Discontinued operations, net of tax	—	(0.02)	—	(0.02)
Net Income attributable to TransUnion	$0.36	$0.54	$0.73	$0.92
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.36	$0.55	$0.72	$0.93
Discontinued operations, net of tax	—	(0.02)	—	(0.02)
Net Income attributable to TransUnion	$0.36	$0.53	$0.72	$0.90
Weighted-average shares outstanding:
Basic	189.9	187.5	189.6	187.1
Diluted	192.0	191.3	192.0	191.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$70.0	$104.0	$144.3	$177.3
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	3.9	(42.5)	(179.1)	23.9
Benefit (expense) for income taxes	1.6	(0.1)	2.0	(0.3)
Foreign currency translation, net	5.5	(42.6)	(177.1)	23.6
Hedge instruments:
Net change on interest rate cap	4.5	(7.1)	4.1	(11.7)
Net change on interest rate swap	(12.8)	(24.3)	(59.7)	(38.1)
Cumulative effect of adopting ASU 2017-12	—	—	—	1.0
Benefit for income taxes	2.1	7.9	13.8	12.4
Hedge instruments, net	(6.2)	(23.5)	(41.8)	(36.4)
Available-for-sale debt securities:
Net unrealized loss	—	—	—	—
Benefit for income taxes	—	—	—	—
Available-for-sale debt securities, net	—	—	—	—
Total other comprehensive (loss) income, net of tax	(0.7)	(66.1)	(218.9)	(12.8)
Comprehensive income	69.3	37.9	(74.6)	164.5
Less: comprehensive income attributable to noncontrolling interests	(1.4)	(3.2)	(3.8)	(5.7)
Comprehensive (loss) income attributable to TransUnion	$67.9	$34.7	$(78.4)	$158.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$144.3	$177.3
Add: loss from discontinued operations, net of tax	—	4.6
Income from continuing operations	144.3	181.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181.2	182.7
Net loss/(gain) on investments in affiliated companies and assets-held-for sale	0.5	(22.6)
Net (earnings)/dividends, from equity method investments	1.8	1.4
Deferred taxes	(11.2)	0.1
Amortization of discount and deferred financing fees	1.9	3.2
Stock-based compensation	21.5	16.6
Provision for losses on trade accounts receivable	10.3	5.6
Other	3.8	1.6
Changes in assets and liabilities:
Trade accounts receivable	(12.5)	(32.6)
Other current and long-term assets	(7.5)	(34.8)
Trade accounts payable	28.8	6.1
Other current and long-term liabilities	16.5	(0.9)
Cash provided by operating activities of continuing operations	379.4	308.3
Cash used in operating activities of discontinued operations	—	(7.3)
Cash provided by operating activities	379.4	301.0
Cash flows from investing activities:
Capital expenditures	(87.6)	(88.0)
Proceeds from sale/maturity of other investments	24.7	10.5
Purchases of other investments	(50.7)	(19.8)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(5.2)	(45.9)
Proceeds from disposals of assets held for sale	1.6	40.3
Other	0.7	(4.9)
Cash used in investing activities of continuing operations	(116.5)	(107.8)
Cash used in investing activities of discontinued operations	—	—
Cash used in investing activities	(116.5)	(107.8)
Cash flows from financing activities:
Repayments of debt	(31.2)	(133.9)
Proceeds from issuance of common stock and exercise of stock options	12.9	12.8
Dividends to shareholders	(29.0)	(28.5)
Distributions to noncontrolling interests	—	(0.8)
Employee taxes paid on restricted stock units recorded as treasury stock	(33.1)	(36.9)
Payment of contingent consideration	(6.4)	—
Cash used in financing activities	(86.8)	(187.3)
Effect of exchange rate changes on cash and cash equivalents	(18.0)	1.4
Net change in cash and cash equivalents	158.1	7.3
Cash and cash equivalents, beginning of period	274.1	187.4
Cash and cash equivalents, end of period	$432.2	$194.7
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2018	185.7	$1.9	$1,947.3	$(139.9)	$363.1	$(282.7)	$92.5	$1,982.2
Net income	—	—	—	—	70.9	—	2.4	73.4
Other comprehensive income	—	—	—	—	—	53.2	0.1	53.3
Stock-based compensation	—	—	9.2	—	—	—	—	9.2
Employee share purchase plan	0.1	—	6.9	—	—	—	—	6.9
Exercise of stock options	0.5	—	4.2	—	—	—	—	4.2
Vesting of restricted stock units	1.6	—	—	—	—	—	—	—
Treasury stock purchased	(0.6)	—	—	(37.1)	—	—	—	(37.1)
Dividends to shareholders	—	—	—	—	(14.2)	—	—	(14.2)
Cumulative effect of adopting ASU 2017-12	—	—	—	—	(1.0)	—	—	(1.0)
Balance, March 31, 2019	187.3	1.9	1,967.6	(177.0)	418.8	(229.4)	95.0	2,076.9
Net income	—	—	—	—	101.5	—	2.5	104.0
Other comprehensive income	—	—	—	—	—	(66.8)	0.7	(66.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Exercise of stock options	0.5	—	2.7	—	—	—	—	2.7
Treasury stock purchased	—	—	—	(0.1)	—	—	—	(0.1)
Dividends to shareholders	—	—	—	—	(14.2)	—	—	(14.2)
Balance, June 30, 2019	187.8	$1.9	$1,976.4	$(177.1)	$506.1	$(296.2)	$97.4	$2,108.5

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2019	188.7	$1.9	$2,022.3	$(179.2)	$652.0	$(251.6)	$94.0	$2,339.4
Net income	—	—	—	—	70.2	—	4.1	74.3
Other comprehensive income	—	—	—	—	—	(216.6)	(1.7)	(218.3)
Stock-based compensation	—	—	4.1	—	—	—	—	4.1
Employee share purchase plan	0.1	—	8.9	—	—	—	—	8.9
Exercise of stock options	0.4	—	2.8	—	—	—	—	2.8
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(32.6)	—	—	—	(32.6)
Dividends to shareholders	—	—	—	—	(14.4)	—	—	(14.4)
Other	—	—	—	—	(0.1)	—	0.1	—
Balance, March 31, 2020	189.8	1.9	2,038.1	(211.8)	707.7	(468.2)	96.5	2,164.2
Net income	—	—	—	—	68.5	—	1.5	70.0
Other comprehensive income	—	—	—	—	—	(0.4)	(0.2)	(0.6)
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Exercise of stock options	0.3	0.1	2.5	—	—	—	—	2.6
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Dividends to shareholders	—	—	—	—	(14.5)	—	—	(14.5)
Other	—	—	(0.1)	—	—	—	(0.5)	(0.6)
Balance, June 30, 2020	190.1	$2.0	$2,056.4	$(212.2)	$761.7	$(468.6)	$97.3	$2,236.6
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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables. The operating results of TransUnion for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. The Company’s year end Consolidated Balance Sheet data was derived from audited financial statements. Therefore, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 18, 2020.
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
Impact of coronavirus (“COVID-19”) On Our Financial Statements
The global spread and unprecedented impact of COVID-19 is complex and continues to evolve rapidly. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures, social distancing requirements and various economic stimulus initiatives. While certain of these measures have been relaxed or reversed to varying degrees throughout the world, many have subsequently been reinstated and even tightened, adding an additional layer of uncertainty. The global spread of COVID-19 and actions taken in response to the virus have negatively affected workforces, customers, consumer confidence, financial markets, employment rates, consumer spending, credit markets and housing demand, caused significant economic and business disruption, volatility and financial uncertainty, and led to a significant economic downturn, including in the markets where we operate. Businesses and consumers continue to react and adapt to the uncertainty with varying degrees of success in the markets where we operate. Since mid-March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects, and business and consumer responses to such measures, have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. While we have seen some signs of increased demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our business for an uncertain period of time.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, our allowance for doubtful accounts, stock-based compensation, goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While our current assessment of these estimates did not have a material impact on our consolidated financial statements as of and for the six months ended June 30, 2020, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.

Trade Accounts Receivable
We base our allowance for doubtful accounts estimate on our historical write-off experience, current conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse financial condition or for existing contractual disputes. Beginning January 1, 2020, we also considered our current expectations of future economic conditions, including the impact of COVID-19, when estimating our allowance for doubtful accounts. We made an immaterial increase to our allowance for doubtful accounts in the first quarter of 2020 as a result of our current estimate of the impact COVID-19 will have on the collectability of our accounts receivable. As additional information becomes available to us, our future assessment of our allowance for doubtful accounts could materially and adversely impact our consolidated financial statements in future reporting periods.
The following is a rollforward of the allowance for doubtful accounts for the periods presented:

	Six Months Ended June 30,
	2020	2019
Beginning Balance	$19.0	$13.5
Provision for losses on trade accounts receivable	10.3	5.6
Write-offs, net of recovered accounts	(3.4)	(2.8)
Ending balance	$26.0	$16.3
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
The decrease in other intangibles, net of accumulated amortization, as of June 30, 2020, compared with December 31, 2019, includes a decrease of $64.1 million due to the translation adjustment of our foreign entities long-lived assets, net of accumulated amortization, resulting from changes to foreign exchange rates between periods. The decrease in goodwill as of June 30, 2020, compared with December 31, 2019, is due to a $97.1 million translation adjustment of our foreign entities goodwill resulting from changes to foreign exchange rates between periods. The offset to these translation adjustments are included in accumulated other comprehensive loss on our balance sheet.
Recently Adopted Accounting Pronouncements
On June 16, 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions, and current expectations of future economic conditions based on reasonable and supportable forecasts. We adopted this guidance on January 1, 2020. Upon adoption and at June 30, 2020, this new guidance did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of interbank offered rates including the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable and less susceptible to manipulation. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts and other contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU, among other things, provides optional expedients and exceptions to applying certain U.S. GAAP requirements to these contracts if certain criteria are met for a limited period of time in order to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022.
We have adopted this guidance and have applied certain optional expedients and exceptions and expect to apply other optional expedients and exceptions to our existing debt and hedge contracts that reference LIBOR, and to any other new contract that references LIBOR or another reference rate when these reference rates are discontinued and as our contracts are updated up through the transition period that ends December 31, 2022. The adoption of these expedients and exceptions did not and is not expected to have a material impact on our Consolidated Financial Statements.
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
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale debt securities (Note 3)	$2.9	$—	$2.9	$—
Total	$2.9	$—	$2.9	$—

Liabilities
Interest rate swaps (Notes 7 and 8)	$105.9	$—	$105.9	$—
Total	$105.9	$—	$105.9	$—
Level 2 instruments consist of foreign exchange-traded corporate bonds and interest rate swaps. Foreign exchange-traded corporate bonds are available-for-sale securities valued at their current quoted prices. These securities mature between 2027 and 2033. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income. There were no significant realized or unrealized gains or losses on any of our securities for any of the periods presented.
During the second quarter of 2020, we paid the level 3 contingent consideration obligation that was included in other current liabilities on our balance sheet at December 31, 2019. The final contingent consideration obligation amount paid was $7.5 million.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Prepaid expenses	$88.1	$84.1
Other investments	55.8	30.7
Other receivables	19.0	15.2
Income taxes receivable	18.9	19.0
Marketable securities (Note 2)	2.9	2.9
Contract assets	1.3	1.4
Deferred financing fees (Note 8)	0.5	0.5
Other	12.9	16.4
Total other current assets	$199.4	$170.2
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value which approximates fair value. Other receivables primarily include amounts recoverable under insurance policies for certain litigation costs.
4. Other Assets
Other assets consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Investments in affiliated companies (Note 5)	$126.3	$133.7
Right-of-use lease assets	70.2	71.2
Non-qualified employee benefit plan assets	12.1	12.7
Deposits	4.9	4.1
Notes receivable from affiliated companies	4.0	4.0
Deferred financing fees	1.7	1.9
Other	10.0	8.7
Total other assets	$229.2	$236.3
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
For the six months ended June 30, 2020, we recorded a $4.8 million impairment loss of a Cost Method investment, partially offset by a $2.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer. For the six months ended June 30, 2019, we recorded a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, partially offset by a $8.6 million impairment loss of other Cost Method investments. These gains and losses are included in other income and expense in the consolidated statements of income.

Investments in affiliated companies consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Equity Method investments	$38.6	$49.0
Cost Method investments	87.6	84.7
Total investments in affiliated companies (Note 4)	$126.3	$133.7
These balances are included in other assets in the consolidated balance sheets. The increase in Cost Method investments is due to a new Cost Method investment we made during 2020, partially offset by the net loss on Cost Method investments discussed above, both recorded in our U.S. Markets segment.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Earnings from equity method investments (Note 13)	$2.1	$3.3	$4.6	$7.1
Dividends received from equity method investments	$5.7	$8.0	$6.4	$8.5
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Deferred revenue (Note 10)	$88.2	$82.8
Accrued legal and regulatory	60.5	30.4
Accrued payroll	57.5	110.6
Income taxes payable	43.2	14.9
Accrued employee benefits	26.5	35.4
Operating lease liabilities	19.0	19.9
Accrued interest	5.0	4.0
Contingent consideration (Note 2)	—	7.2
Other	28.6	31.3
Total other current liabilities	$328.5	$336.5
The increase in accrued legal and regulatory was due primarily to an additional accrual related to the Ramirez litigation. The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2020 that were earned in 2019. The increase in income taxes payable was primarily due to the deferral in federal income tax payments under the U.S. Coronavirus Aid, Relief, and Economic Security (CARES) Act.
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Interest rate swaps and caps (Notes 2 and 8)	$105.9	$46.6
Operating lease liabilities	57.4	57.2
Unrecognized tax benefits, net of indirect tax effects (Note 12)	35.9	32.8
Non-qualified and other employee benefit plan liabilities	10.3	11.6
Deferred revenue (Note 10)	8.7	15.7
Other	12.9	1.1
Total other liabilities	$231.1	$165.0
The increase in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.

8. Debt
Debt outstanding consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.93% at June 30, 2020, and 3.55% at December 31, 2019), net of original issue discount and deferred financing fees of $4.5 million and $10.9 million, respectively, at June 30, 2020, and original issue discount and deferred financing fees of $4.8 million and $11.7 million, respectively, at December 31, 2019	$2,496.6	$2,508.5
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.68% at June 30, 2020, and 3.30% at December 31, 2019), net of original issue discount and deferred financing fees of $2.9 million and $1.8 million, respectively, at June 30, 2020, and original issue discount and deferred financing fees of $3.3 million and $2.2 million, respectively, at December 31, 2019	1,130.9	1,144.5
Senior Secured Revolving Credit Facility	—	—
Other notes payable	1.4	3.7
Finance leases	0.2	0.3
Total debt	3,629.1	3,657.0
Less short-term debt and current portion of long-term debt	(55.7)	(58.7)
Total long-term debt	$3,573.4	$3,598.3
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-5 and the Senior Secured Term Loan A-3 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
As of June 30, 2020, we had no outstanding balance under the Senior Secured Revolving Credit Facility, $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $75 million or 7.5% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2020, we were in compliance with all debt covenants.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with an initial notional amount of $1,150.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial notional amount of $1,110.0 million that amortizes each quarter. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at

2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,420.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively cap our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt at 0.75% beginning June 30, 2016. These cap agreements expired on June 30, 2020, and were previously designated as cash flow hedges.
The change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The net change in the fair value of the swaps resulted in an unrealized loss of $12.8 million ($9.6 million, net of tax) and $59.7 million ($44.9 million, net of tax) for the three and six months ended June 30, 2020, respectively, recorded in other comprehensive income. The net change in the fair value of the swaps resulted in an unrealized loss of $24.3 million ($18.2 million, net of tax) and $38.1 million ($28.6 million, net of tax) for the three and six months ended June 30, 2019, respectively, recorded in other comprehensive income. Interest expense on the swaps in the three and six months ended June 30, 2020 was expense of $7.9 million ($6.6 million, net of tax) and $11.6 million ($8.8 million, net of tax), respectively. Interest expense on the swaps in the three and six months ended June 30, 2019 was expense of $0.6 million ($0.5 million, net of tax) and $1.2 million ($0.9 million, net of tax), respectively. We expect to recognize a loss of approximately $40.3 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.
The net change in the caps resulted in a recognition into interest expense previously unrealized loss of $4.5 million ($3.4 million, net of tax) and $4.1 million ($3.1 million, net of tax) for the three and six months ended June 30, 2020, respectively, previously recorded in other comprehensive income. The net change in the fair value of the caps resulted in an unrealized loss of $7.1 million ($5.3 million, net of tax) and $11.7 million ($8.8 million, net of tax) for the three and six months ended June 30, 2019, respectively, recorded in other comprehensive income. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2020, was expense of $4.6 million ($3.9 million, net of tax) and $6.7 million ($5.1 million, net of tax), respectively. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2019, was income of $1.3 million ($1.0 million, net of tax) and $3.0 million ($2.2 million, net of tax), respectively.
Fair Value of Debt
As of June 30, 2020, the fair value of our variable-rate Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees was approximately $1,118.6 million. As of June 30, 2020, the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees, was approximately $2,411.5 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.

9. Stockholders’ Equity
Common Stock Dividends
On February 28, 2020, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on March 13, 2020. The total dividend declared was $14.4 million, of which $14.2 million was paid on March 30, 2020, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. On May 14, 2020, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on May 28, 2020. The total dividend declared was $14.5 million, of which $14.3 million was paid on June 12, 2020, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest.
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
During the first quarter of 2020, 0.9 million outstanding employee restricted stock units vested and became taxable to the employees. The employees used 0.3 million shares of the vested stock to satisfy their payroll tax withholding obligations in a net share settlement arrangement whereby the employees received 0.6 million of the shares and gave TransUnion the remaining 0.3 million shares that we have recorded as treasury stock. We remitted cash equivalent to the $32.1 million vest date value of the treasury stock to the respective governmental agencies in settlement of the employee withholding tax obligations. On occasion, as other stock units vest or stock options are exercised throughout the year, employees use shares of stock to satisfy their payroll tax withholding obligations in a net settlement arrangement and we remit the equivalent value of those shares to the respective governmental agencies.
Preferred Stock
As of June 30, 2020 and December 31, 2019, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of June 30, 2020.
As our other contracts with customers generally have a duration of one year or less, our contract liabilities consist of deferred revenue that is primarily short-term in nature. Contract liabilities include current and long-term deferred revenue that is included in other current liabilities and other liabilities. We expect to recognize the December 31, 2019, current deferred revenue balance as revenue during 2020. Our long-term deferred revenue, which is not material, is expected to be recognized in approximately two years.
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
As of June 30, 2020 and June 30, 2019, there were 1.3 million and 1.1 million contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, respectively, because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Income from continuing operations	$70.0	$107.0	$144.3	$181.9
Less: net income from continuing operations attributable to noncontrolling interests	(1.5)	(2.5)	(5.6)	(4.9)
Income from continuing operations attributable to TransUnion	68.5	104.5	138.7	177.0
Discontinued operations, net of tax	—	(3.0)	—	(4.6)
Net income attributable to TransUnion	$68.5	$101.5	$138.7	$172.4

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.36	$0.56	$0.73	$0.95
Discontinued operations, net of tax	—	(0.02)	—	(0.02)
Net Income attributable to TransUnion	$0.36	$0.54	$0.73	$0.92
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.36	$0.55	$0.72	$0.93
Discontinued operations, net of tax	—	(0.02)	—	(0.02)
Net Income attributable to TransUnion	$0.36	$0.53	$0.72	$0.90
Weighted-average shares outstanding:
Basic	189.9	187.5	189.6	187.1
Dilutive impact of stock based awards	2.1	3.8	2.5	4.1
Diluted	192.0	191.3	192.0	191.2

Anti-dilutive weighted stock-based awards outstanding	0.3	—	0.3	0.1

12. Income Taxes
For the three months ended June 30, 2020, we reported an effective tax rate of 24.7%, which was higher than the 21.0% U.S. federal statutory rate due primarily to state taxes, foreign tax rate differences and accrued withholding taxes on unrepatriated foreign earnings, partially offset by $4.7 million of excess tax benefits on stock-based compensation.
For the six months ended June 30, 2020, we reported an effective tax rate of 23.9%, which was higher than the 21.0% U.S. federal statutory rate due primarily to state taxes, foreign tax rate differences, accrued withholding taxes on unrepatriated foreign earnings and changes in valuation allowances for foreign tax credits, partially offset by $21.0 million of excess tax benefits on stock-based compensation.
We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. COVID-19 had no material impact on our assessment of the recoverability of our deferred tax assets at June 30, 2020. As additional information becomes available to us, our future assessment of the recoverability of our deferred tax assets could materially and adversely impact our consolidated financial statements in future reporting periods.
For the three months ended June 30, 2019, we reported an effective tax rate of 26.9%, which was higher than the 21.0% U.S. federal statutory rate due primarily to $4.9 million in state taxes, $7.8 million in foreign taxes resulting from jurisdictions which have effective tax rates higher than the U.S. federal statutory rate, and $2.2 million in other discrete tax items, partially offset by $6.3 million of excess tax benefits on stock-based compensation.
For the six months ended June 30, 2019, we reported an effective tax rate of 18.0%, which was lower than the 21.0% U.S. federal statutory rate due primarily to $27.3 million of excess tax benefits on stock-based compensation, partially offset by $12.1 million in foreign taxes for the same reasons as stated above, $7.0 million in state taxes and $1.5 million in other discrete items.
The gross amount of unrecognized tax benefits which excludes indirect tax effects was $38.8 million as of June 30, 2020, and $32.8 million as of December 31, 2019. The amounts that would affect the effective tax rate if recognized are $17.9 million and $13.6 million, respectively. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Generally, tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2011 and forward in some state jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal income tax purposes.
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
We define Adjusted EBITDA as net income (loss) attributable to each segment plus (less) loss (income) from discontinued operations, plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus (less) certain acquisition-related deferred revenue adjustments, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses including Callcredit integration-related expenses, plus certain expenses associated with our accelerated technology investment, plus (less) certain other expenses (income).
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
The following is a more detailed description of our three reportable segments and the Corporate unit, which provides support services to each segment:

U.S. Markets
The U.S. Markets segment provides consumer reports, actionable insights and analytics such as credit and other scores, and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for Financial Services and Emerging Verticals:
•Financial Services: The Financial Services vertical consists of our consumer lending, mortgage, auto, and cards and payments lines of business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, online-only lenders (FinTech), and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.
•Emerging Verticals: Emerging Verticals include Healthcare, Insurance, Tenant and Employment, Collections, Public Sector, Media, Diversified Markets and other verticals. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions, and customer retention solutions.
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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Gross Revenue:
U.S. Markets:
Financial Services	$222.2	$213.0	$452.6	$402.1
Emerging Verticals	183.2	192.9	374.7	372.6
Total U.S. Markets	405.5	405.9	827.3	774.7

International:
Canada	24.1	25.4	50.6	48.4
Latin America	17.2	26.2	41.5	51.5
United Kingdom	39.2	46.6	88.0	88.8
Africa	9.0	14.0	23.3	29.0
India	17.6	24.9	48.4	52.6
Asia Pacific	12.5	14.0	25.6	26.8
Total International	119.7	151.1	277.4	297.1

Total Consumer Interactive	128.4	123.6	255.1	246.9

Total revenue, gross	$653.5	$680.5	$1,359.9	$1,318.7

Intersegment revenue eliminations:
U.S. Markets	$(17.4)	$(17.2)	$(34.5)	$(34.7)
International	(1.2)	(1.3)	(2.5)	(2.5)
Consumer Interactive	(0.4)	(0.2)	(0.8)	(0.4)
Total intersegment eliminations	(19.1)	(18.6)	(37.8)	(37.5)
Total revenue as reported	$634.4	$661.9	$1,322.0	$1,281.2
As a result of displaying amounts in millions, rounding differences may exist in the table above.

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before taxes for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
U.S. Markets Adjusted EBITDA	$171.2	$175.4	$342.7	$317.5
International Adjusted EBITDA	37.5	59.6	97.7	124.5
Consumer Interactive Adjusted EBITDA	61.7	59.1	119.1	119.3
Total	270.4	294.1	559.5	561.3
Adjustments to reconcile to income from continuing operations before income taxes:
Corporate expenses(1)	(27.7)	(30.4)	(53.5)	(58.7)
Net interest expense	(32.3)	(43.4)	(68.1)	(86.9)
Depreciation and amortization	(90.8)	(89.2)	(181.2)	(182.7)
Acquisition-related revenue adjustments(2)	—	(1.7)	—	(5.9)
Stock-based compensation(3)	(19.4)	(8.2)	(21.7)	(20.9)
Mergers and acquisitions, divestitures and business optimization(4)	(7.1)	23.9	(11.5)	12.6
Accelerated technology investment(5)	(3.3)	—	(5.8)	—
Other(6)	1.8	(1.3)	(33.8)	(1.9)
Net income attributable to non-controlling interests	1.5	2.5	5.6	4.9
Total adjustments	(177.4)	(147.8)	(369.9)	(339.4)
Income from continuing operations before income taxes	$93.0	$146.3	$189.6	$221.8
As a result of displaying amounts in millions, rounding differences may exist in the table above.
(1)Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
(2)This adjustment represents certain non-cash adjustments related to acquired entities, predominantly adjustments to increase revenue resulting from purchase accounting reductions to deferred revenue we record on the opening balance sheets of acquired entities. Deferred revenue results when a company receives payment in advance of fulfilling their performance obligations under contracts. Business combination accounting rules require us to record deferred revenue of acquired entities at fair value if we are obligated to perform any future services under these contracts. The fair value of this deferred revenue is determined based on the direct and indirect incremental costs of fulfilling our performance obligations under these contracts, plus a normal profit margin. Generally, this fair value calculation results in a reduction to the purchased deferred revenue balance. The above adjustment includes an estimate for the increase in revenue equal to the difference between what the acquired entities would have recorded as revenue and the lower revenue we record as a result of the reduced deferred revenue balance. This increase is partially offset by an estimated decrease to revenue for certain acquired non-core customer contracts that are not classified as discontinued operations that will expire within approximately one year from the date of acquisition. Beginning in the third quarter of 2019, we no longer have these adjustments to revenue.
(3)Consisted of stock-based compensation and cash-settled stock-based compensation.
(4)For the three months ended June 30, 2020, consisted of the following adjustments: a $4.8 million loss on the impairment of a Cost Method investment; $3.6 million of Callcredit integration costs; $1.2 million of acquisition expenses; and a ($2.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer.
For the six months ended June 30, 2020, consisted of the following adjustments: $7.5 million of Callcredit integration costs; a $4.8 million loss on the impairment of a Cost Method investment; $3.3 million of acquisition expenses; $0.3 million of adjustments to contingent consideration expense from previous acquisitions; a ($2.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a ($1.8) million gain on the disposal of assets of a small business in our United Kingdom region that are classified as held-for-sale; and a ($0.1) million reimbursement for transition services provided to the buyers of certain of our discontinued operations.
For the three months ended June 30, 2019, consisted of the following adjustments: a ($31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a

($0.9) million adjustment to contingent consideration expense from previous acquisitions; a ($0.2) million reimbursement for transition services provided to the buyers of certain of our discontinued operations; $4.4 million of Callcredit integration costs; a $3.3 million loss on the impairment of a Cost Method investment; and $0.8 million of acquisition expenses.
For the six months ended June 30, 2019, consisted of the following adjustments: a ($31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; ($0.2) million reimbursement for transition services provided to the buyers of our discontinued operations; $8.6 million loss on the impairment of certain Cost Method investments; $8.5 million of Callcredit integration costs; and $1.6 million of acquisition expenses.
(5)Represents expenses associated with our accelerated technology investment to migrate to the cloud.
(6)For the three months ended June 30, 2020, consisted of the following adjustments: a ($2.0) million gain from currency remeasurement of our foreign operations; a ($0.3) million recovery from the Fraud Incident, net of additional administration expenses; $0.4 million of loan fees; and $0.1 million other.
For the six months ended June 30, 2020, consisted of the following adjustments: $30.5 million of expense incurred in connection with the Ramirez litigation; a $2.9 million loss from currency remeasurement of our foreign operations; $0.8 million of loan fees; $0.2 million of fees related to our new swap agreements; $0.1 million other; ($0.5) million reimbursement of fees associated with the refinancing of our Senior Secured Credit Facility; and a ($0.2) million recovery from the Fraud Incident, net of additional administration expense.
For the three months ended June 30, 2019, consisted of the following adjustments: $0.8 million of deferred loan fees written off as a result of the prepayments on our debt; $0.6 million of loan fees; and $(0.1) million from currency remeasurement.
For the six months ended June 30, 2019, consisted of the following adjustments: $1.0 million of loan fees; $0.8 million of deferred loan fees written off as a result of the prepayments on our debt; $0.2 million from currency remeasurement.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
U.S. Markets	$0.6	$0.6	$1.3	$1.3
International	1.4	2.7	3.3	5.8
Total	$2.1	$3.3	$4.6	$7.1
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
The following discussion describes material developments in previously disclosed material legal proceedings that occurred in the six months ended June 30, 2020. Refer to Part II, Item 8, Footnote 21, “Contingencies” of our Annual Report on Form 10-K for the year ended December 31, 2019, for a full description of our material pending legal proceedings at that time.
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
•The U.S. Markets segment provides consumer reports, actionable insights and analytics such as credit and other scores, and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for Financial Services and Emerging Verticals.
•The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and decisioning services, and other value-added risk management services. We also have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, retail credit, insurance, automotive, collections, public sector, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive segment that help consumers proactively manage their personal finances and take precautions against identity theft.
We report disaggregated revenue of our International segment for the following regions: Canada, Latin America, the United Kingdom, Africa, India, and Asia Pacific.
•The Consumer Interactive segment provides solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, fraud protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends; Effects of Coronavirus (“COVID-19”) on our Business and Results of Operations
Our revenues can be significantly influenced by general macroeconomic conditions, including the impact of the global COVID-19 pandemic, the availability of credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. The global spread and unprecedented impact of COVID-19 is complex and continues to evolve rapidly. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures, social distancing requirements and various economic stimulus initiatives. While certain of these measures have been relaxed or reversed to varying degrees throughout the world, many have subsequently been reinstated and even tightened, adding an additional layer of uncertainty. The global spread of COVID-19 and actions taken in response to the pandemic have negatively affected workforces, customers, consumer confidence, financial markets, employment rates, consumer spending, credit markets and housing demand, caused significant economic and business disruption, volatility and financial uncertainty, and led to a significant economic downturn, including in the markets where we operate. Businesses and consumers continue to react and adapt to the uncertainty with varying degrees of success in the markets where we operate. Since mid-March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects, and business and consumer responses to such measures, have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. While we have seen some signs of increased demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our business for an uncertain period of time. In addition, if the pandemic continues to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely impact our ability to access capital on favorable terms or at all.
From the earliest days of the COVID-19 pandemic, the Company’s primary focus has been the health and safety of our associates, our customers, and the wider communities in which we operate. In each of the markets we serve, we have quickly and effectively moved to a work-from-home model, allowing us to protect our associates and the broader population while continuing to operate our businesses and provide services and solutions to customers and consumers. In addition, the Company has taken several actions to support those who are financially impacted by the COVID-19 pandemic in the jurisdictions where we operate. We remain focused on ensuring impacted consumers are aware of resources and relief available to them, and we are working directly with our partners across the broader consumer credit ecosystem in an effort to prevent adverse impacts to consumers’ credit reports as a result of the pandemic. We are also working with trade associations and industry peers to develop additional proactive solutions to help impacted consumers and to facilitate access to resources and educational materials aimed at consumers.
The decline in demand for our services and solutions resulted in a reduction in certain costs that vary with revenue. In addition, we are actively monitoring our cost base and taking actions with the goal of maintaining financial liquidity and flexibility, such as temporarily halting our travel-related expenses, slowing new hiring as we develop our understanding of the shape and the speed of the expected recovery and canceling in-person meetings. We continue to monitor and plan for other cost levers that we can pull and will evaluate whether additional cost control measures are necessary or desirable to enhance our liquidity and financial profile as the effects of the COVID-19 pandemic continue to evolve. However, there is no certainty that such measures, or measures that we have already taken, will be successful in mitigating the numerous operational, health and financial risks posed by COVID-19 and it may be necessary to further modify our business practices in the future, which could further materially and adversely impact our consolidated financial statements in future periods.
The extent to which COVID-19 impacts our business, operations and our consolidated financial statements is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic; the impact on worldwide macroeconomic conditions during and after the pandemic, including interest rates, employment rates, consumer confidence, and foreign exchange rates in each of the markets in which we operate; governmental, business and individuals’ actions that have been taken and continue to evolve in response to the pandemic, which could include limitations on and changes to our operations or mandates to provide services; the effect on our customers; changes in customer and consumer demand for our services; the effect on consumer confidence and spending; our ability to sell and provide our services, including the impact of travel restrictions and people working from home; the ability of our customers to pay for our services on a timely basis or at all; the health of, and the effect on, our workforce; our ability to maintain sufficient liquidity; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees, business partners and suppliers. Each of these factors could cause or contribute to the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019, and in this Quarterly Report on Form 10-Q, and could further materially and adversely impact our business, consolidated financial statements and our stock price.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, our allowance for doubtful accounts, stock-based compensation, goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While based on our current assessment of these estimates there was not a material impact to our consolidated financial statements as of and for the quarter ended June 30, 2020, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.
Our revenues are also significantly influenced by industry trends, including the demand for information services in financial services, healthcare, insurance and other industries we serve. Companies are increasingly relying on business analytics and big-data technologies to help process data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate and analyze data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their information providers as well as solutions that fully integrate into their workflows. In the long term, and once the impact of COVID-19 subsides, we expect demand for consumer solutions to increase, with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches, and more readily available free credit information. The complexity of existing regulations and the emergence of new regulations across the globe, including new and future COVID-19 related regulations on consumer and business activities and interactions and stimulus packages, will continue to make operations for businesses more complex.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition.
Recent Developments
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. Since mid-March 2020, the COVID-19 pandemic and widespread measures implemented to contain its effects, and business and consumer responses to such measures have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments.

While we have seen some signs of increased demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our business for an uncertain period of time.
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
On February 27, 2020, the United States Court of Appeals for the Ninth Circuit affirmed in part and reversed and vacated in part the trial court’s judgment in Ramirez v. Trans Union LLC, reducing the trial court’s punitive damages award from approximately $52 million to approximately $32 million. As a result, we recorded $30.5 million of litigation expense in selling, general and administrative expenses in the first quarter of 2020.
Since the middle of the second quarter of 2019, we have prepaid $340 million of our Senior Secured Term Loans. We also refinanced our senior secured credit facility in the fourth quarter of 2019. Both of these resulted in lower interest expense for the six months ended June 30, 2020, compared with the six months ended June 30, 2019.
Recent Acquisitions and Partnerships
We selectively evaluate acquisitions and partnerships as a means to expand our business and international footprint and to enter new markets. Since January 1, 2019, we have completed the following acquisitions, including those that impact the comparability of our results between periods:
•On May 22, 2019, we acquired 100% of the equity of TruSignal, Inc. (“TruSignal”). TruSignal is an innovative leader in people-based marketing technology for Fortune 500 brands, agencies, platforms, publishers and data owners. TruSignal uses predictive scoring, powered by artificial intelligence, to make big data actionable for one-to-one addressable marketing. The results of operations of TruSignal, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.
Key Components of Our Results of Operations
Revenue
The following is a more detailed description of how we derive and report revenue for our three reportable segments:
U.S. Markets
The U.S. Markets segment provides consumer reports, actionable insights and analytics such as credit and other scores, and decisioning capabilities to businesses. These businesses use our services to acquire new customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and investigate potential fraud. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for the following verticals:
•Financial Services: The Financial Services vertical consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our financial services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, online-only lenders (FinTech), and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.
•Emerging Verticals: Emerging Verticals include Healthcare, Insurance, Tenant and Employment, Collections, Public Sector, Media, Diversified Markets and other verticals. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.

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

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, segment Adjusted EBITDA, cash provided by operating activities and cash paid for capital expenditures, and the non-GAAP measures Adjusted Revenue and consolidated Adjusted EBITDA. For the three and six months ended June 30, 2020 and 2019, these key indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue and Adjusted Revenue:
Consolidated revenue as reported	$634.4	$661.9	$(27.4)	(4.1)%	$1,322.0	$1,281.2	$40.9	3.2%
Acquisition revenue-related adjustments(1)	—	1.7	(1.7)	nm	—	5.9	(5.9)	nm
Consolidated Adjusted Revenue(2)	$634.4	$663.6	$(29.2)	(4.4)%	$1,322.0	$1,287.1	$34.9	2.7%

U.S. Markets gross revenue	$405.5	$405.9	$(0.4)	(0.1)%	$827.3	$774.7	$52.7	6.8%
Acquisition revenue-related adjustments(1)	—	0.2	(0.2)	nm	—	0.4	(0.4)	nm
U.S. Markets gross Adjusted Revenue(2)	$405.5	$406.0	$(0.5)	(0.1)%	$827.3	$775.0	$52.3	6.8%

International gross revenue	$119.7	$151.1	$(31.4)	(20.8)%	$277.4	$297.1	$(19.7)	(6.6)%
Acquisition revenue-related adjustments(1)	—	1.6	(1.6)	nm	—	5.6	(5.6)	nm
International gross Adjusted Revenue(2)	$119.7	$152.7	$(33.0)	(21.6)%	$277.4	$302.7	$(25.3)	(8.4)%

Consumer Interactive gross revenue	$128.4	$123.6	$4.8	3.9%	$255.1	$246.9	$8.2	3.3%

Adjusted EBITDA(2):
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA(2):
Net income attributable to TransUnion	$68.5	$101.5	$(32.9)	(32.5)%	$138.7	$172.4	$(33.7)	(19.5)%
Discontinued operations	—	3.0	(3.0)	nm	—	4.6	(4.6)	nm
Net income from continuing operations attributable to TransUnion	68.5	104.5	(35.9)	(34.4)%	138.7	177.0	(38.3)	(21.6)%
Net interest expense	32.3	43.4	(11.1)	(25.5)%	68.1	86.9	(18.8)	(21.6)%
Provision for income taxes	23.0	39.4	(16.4)	(41.7)%	45.2	39.9	5.3	13.3%
Depreciation and amortization	90.8	89.2	1.6	1.8%	181.2	182.7	(1.5)	(0.8)%
EBITDA	214.7	276.4	(61.8)	(22.3)%	433.2	486.5	(53.3)	(11.0)%
Adjustments to EBITDA:
Acquisition revenue-related adjustments(1)	—	1.7	(1.7)	nm	—	5.9	(5.9)	nm
Stock-based compensation(3)	19.4	8.2	11.3	nm	21.7	20.9	0.8	4.0%
Mergers and acquisitions, divestitures and business optimization(4)	7.1	(23.9)	31.0	nm	11.5	(12.6)	24.1	nm
Accelerated technology investment(5)	3.3	—	3.3	nm	5.8	—	5.8	nm
Other(6)	(1.8)	1.3	(3.1)	nm	33.8	1.9	31.9	nm
Total adjustments to EBITDA	28.0	(12.7)	40.7	nm	72.8	16.2	56.7	nm
Consolidated Adjusted EBITDA(2)	$242.7	$263.7	$(21.1)	(8.0)%	$506.0	$502.6	$3.4	0.7%

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
U.S. Markets Adjusted EBITDA	$171.2	$175.4	$(4.3)	(2.4)%	$342.7	$317.5	$25.2	8.0%
International Adjusted EBITDA	37.5	59.6	(22.1)	(37.1)%	97.7	124.5	(26.8)	(21.5)%
Consumer Interactive Adjusted EBITDA	61.7	59.1	2.6	4.4%	119.1	119.3	(0.2)	(0.2)%
Corporate	(27.7)	(30.4)	2.7	(8.9)%	(53.5)	(58.7)	5.2	(8.8)%
Consolidated Adjusted EBITDA(2)	$242.7	$263.7	$(21.1)	(8.0)%	$506.0	$502.6	$3.4	0.7%

Other metrics:
Cash provided by operating activities of continuing operations	$253.9	$182.1	$71.8	39.4%	$379.4	$308.3	$71.1	23.1%
Capital expenditures	$(45.6)	$(46.1)	$0.5	(1.1)%	(87.6)	(88.0)	$0.4	(0.5)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the tables above and footnotes below.
(1)This adjustment represents certain non-cash adjustments related to acquired entities, predominantly adjustments to increase revenue resulting from purchase accounting reductions to deferred revenue we record on the opening balance sheets of acquired entities. Deferred revenue results when a company receives payment in advance of fulfilling their performance obligations under contracts. Business combination accounting rules require us to record deferred revenue of acquired entities at fair value if we are obligated to perform any future services under these contracts. The fair value of this deferred revenue is determined based on the direct and indirect incremental costs of fulfilling our performance obligations under these contracts, plus a normal profit margin. Generally, this fair value calculation results in a reduction to the purchased deferred revenue balance. The above adjustment includes an estimate for the increase in revenue equal to the difference between what the acquired entities would have recorded as revenue and the lower revenue we record as a result of the reduced deferred revenue balance. This increase is partially offset by an estimated decrease to revenue for certain acquired non-core customer contracts that are not classified as discontinued operations that will expire within approximately one year from the date of acquisition. Beginning in the third quarter of 2019, we no longer have these adjustments to revenue. We present Adjusted Revenue as a supplemental measure of our revenue because we believe it provides meaningful information regarding our revenue and provides a basis to compare revenue between periods. In addition, our board of directors and executive management team use Adjusted Revenue as a compensation measure under our incentive compensation plans. The table above provides a reconciliation for revenue to Adjusted Revenue.
(2)We define Adjusted Revenue as GAAP revenue adjusted for certain acquisition-related deferred revenue and non-core contract-related revenue as further discussed in the footnotes of the attached Schedules 1, 2, and 3. Beginning in the third quarter of 2019, we no longer have these adjustments to revenue. We define Adjusted EBITDA as net income (loss) attributable to TransUnion plus (less) loss (income) from discontinued operations, plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus (less) the revenue adjustments included in Adjusted Revenue, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses including Callcredit integration-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income). We present Adjusted Revenue as a supplemental measure of revenue because we believe it provides a basis to compare revenue between periods. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Also, Adjusted EBITDA is a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. In addition, our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Furthermore, under the credit agreement governing our Senior Secured Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019.
(3)Consisted of stock-based compensation and cash-settled stock-based compensation.
(4)For the three months ended June 30, 2020, consisted of the following adjustments: a $4.8 million loss on the impairment of a Cost Method investment; $3.6 million of Callcredit integration costs; $1.2 million of acquisition expenses; and a ($2.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer.
For the six months ended June 30, 2020, consisted of the following adjustments: $7.5 million of Callcredit integration costs; a $4.8 million loss on the impairment of a Cost Method investment; $3.3 million of acquisition expenses; $0.3 million of adjustments to contingent consideration expense from previous acquisitions; a ($2.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a ($1.8) million gain on the disposal of assets of a small business in our United Kingdom region that are classified as held-for-sale; and a ($0.1) million reimbursement for transition services provided to the buyers of certain of our discontinued operations.
For the three months ended June 30, 2019, consisted of the following adjustments: a ($31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a ($0.9) million adjustment to contingent consideration expense from previous acquisitions; a ($0.2) million reimbursement for transition services provided to the buyers of certain of our discontinued operations; $4.4 million of Callcredit integration costs; a $3.3 million loss on the impairment of a Cost Method investment; and $0.8 million of acquisition expenses.
For the six months ended June 30, 2019, consisted of the following adjustments: a ($31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; ($0.2) million reimbursement for transition services provided to the buyers of our discontinued operations; $8.6 million loss on the impairment of certain Cost Method investments; $8.5 million of Callcredit integration costs; and $1.6 million of acquisition expenses.
(5)Represents expenses associated with our accelerated technology investment.
(6)For the three months ended June 30, 2020, consisted of the following adjustments: a ($2.0) million gain from currency remeasurement of our foreign operations; a ($0.3) million recovery from the Fraud Incident, net of additional administration expenses; $0.4 million of loan fees; and $0.1 million other.
For the six months ended June 30, 2020, consisted of the following adjustments: $30.5 million of expense incurred in connection with the Ramirez litigation; a $2.9 million loss from currency remeasurement of our foreign operations; $0.8 million of loan fees; $0.2 million of fees related to our new swap agreements; $0.1 million other; ($0.5) million reimbursement of fees associated with the refinancing of our Senior Secured Credit Facility; and a ($0.2) million recovery from the Fraud Incident, net of additional administration expense.
For the three months ended June 30, 2019, consisted of the following adjustments: $0.8 million of deferred loan fees written off as a result of the prepayments on our debt; $0.6 million of loan fees; and $(0.1) million from currency remeasurement.
For the six months ended June 30, 2019, consisted of the following adjustments: $1.0 million of loan fees; $0.8 million of deferred loan fees written off as a result of the prepayments on our debt; $0.2 million from currency remeasurement.

Revenue
Since mid-March 2020, the COVID-19 pandemic and widespread measures implemented to contain its effects and business and consumer responses to such measures have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. While we have seen some signs of increased demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our business for an uncertain period of time.
Revenue decreased $27.4 million for the three months ended June 30, 2020, compared with the same period in 2019, due primarily to a decrease in organic revenue in the U.S. Markets Emerging Verticals, all regions in the International segment and a 1.4% decrease from the impact of weakening foreign currencies,, partially offset by organic growth in the U.S. Markets Financial Services vertical and the Consumer Interactive segment, revenue from the recent acquisition in U.S. Markets Emerging Verticals and revenue from new product initiatives.
Revenue increased $40.9 million for the six months ended June 30, 2020, compared with the same period in 2019, due primarily to organic growth in the U.S. Markets segments, including both the Financial Services and Emerging Verticals, the Canada region in the International segment and the Consumer Interactive segment, revenue from the recent acquisition in Emerging Verticals and revenue from new product initiatives, partially offset by a decrease in organic revenue in the other regions in the International segment and a 1.1% decrease from the impact of weakening foreign currencies.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
U.S. Markets:
Financial Services	$222.2	$213.0	$9.2	4.3%	$452.6	$402.1	$50.5	12.6%
Emerging Verticals	183.2	192.9	(9.6)	(5.0)%	374.7	372.6	2.2	0.6%
U.S. Markets gross revenue	405.5	405.9	(0.4)	(0.1)%	827.3	774.7	52.7	6.8%

International:
Canada	24.1	25.4	(1.3)	(4.9)%	50.6	48.4	2.3	4.7%
Latin America	17.2	26.2	(9.0)	(34.4)%	41.5	51.5	(10.0)	(19.4)%
United Kingdom	39.2	46.6	(7.4)	(15.9)%	88.0	88.8	(0.8)	(0.9)%
Africa	9.0	14.0	(5.0)	(35.8)%	23.3	29.0	(5.7)	(19.7)%
India	17.6	24.9	(7.3)	(29.1)%	48.4	52.6	(4.1)	(7.9)%
Asia Pacific	12.5	14.0	(1.5)	(10.5)%	25.6	26.8	(1.3)	(4.8)%
International gross revenue	119.7	151.1	(31.4)	(20.8)%	277.4	297.1	(19.7)	(6.6)%

Consumer Interactive gross revenue	128.4	123.6	4.8	3.9%	255.1	246.9	8.2	3.3%

Total gross revenue	$653.5	$680.5	$(27.0)	(4.0)%	$1,359.9	$1,318.7	$41.1	3.1%

Intersegment revenue eliminations:
U.S. Markets	$(17.4)	$(17.2)	$(0.2)	(1.4)%	$(34.5)	$(34.7)	0.2	0.5%
International	(1.2)	(1.3)	—	3.6%	(2.5)	(2.5)	—	(1.0)%
Consumer Interactive	(0.4)	(0.2)	(0.2)	(117.8)%	(0.8)	(0.4)	(0.4)	(103.6)%
Total intersegment revenue eliminations	(19.1)	(18.6)	(0.4)	(2.3)%	(37.8)	(37.5)	(0.3)	(0.7)%
Total revenue as reported	$634.4	$661.9	$(27.4)	(4.1)%	$1,322.0	$1,281.2	$40.9	3.2%

nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

U.S. Markets Segment
U.S. Markets revenue decreased $0.4 million for the three months ended June 30, 2020 and increased $52.7 million for the six months ended June 30, 2020, compared with the same periods in 2019. The decrease in revenue for the three-month period is due primarily to a decrease in revenue in Emerging Verticals, mostly offset by an increase in revenue in Financial Services. The increase in revenue for the six-month period is due primarily to increases in both verticals.
Since mid-March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects and business and consumer responses to such measures have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in our U.S Markets segment. While we have seen some signs of increased demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our U.S Markets segment for an uncertain period of time.
Financial Services: Revenue increased $9.2 million and $50.5 million for the three and six months ended June 30, 2020, compared with the same periods in 2019. The increase in revenue for both periods is due primarily to improvements in market conditions in our mortgage line of business, as historically low interest rates drove refinance activity and the home purchase market had modest growth. The growth in the mortgage line of business, which may not persist, was partially offset by the decreases in our other lines of business, which began to show signs of improvement in May.
Emerging Verticals: Revenue decreased $9.6 million for the three months ended June 30, 2020 and increased $2.2 million for the six months ended June 30, 2020, compared with the same periods in 2019. The decrease in revenue for the three-month period is due primarily to a decrease in the Healthcare, Diversified Markets, Collections and Insurance verticals, partially offset by an increase in the Public Sector and Media verticals. The increase in revenue for the six-month period is due primarily to an increase in the Insurance, Media, and Public Sector verticals, partially offset by a decrease in the Collections and Diversified Markets verticals.
International Segment
International revenue decreased $31.4 million, or 20.8%, and $19.7 million, or 6.6%, for the three and six months ended June 30, 2020, compared with the same period in 2019. The decrease in revenue for the three-month period is due primarily to a decrease in local currency revenue in all regions as a result of COVID-19 and a decrease of 6.1% from the impact of weakening foreign currencies. The decrease in revenue for the six-month period is due primarily to a decrease in local currency revenue in all regions as a result of COVID-19 in the second quarter and a decrease of 4.9% from the impact of weakening foreign currencies, partially offset by an increase in local currency revenue in all regions from increased volumes including new product initiatives in the first quarter.
Since mid-March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects, and business and consumer responses to such measures have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all regions of our International segment. In our less developed regions, including Latin America, Africa, India and portions of Asia Pacific, many of our customers are unable to operate as effectively or at all in a remote work-from-home environment, consumers are less able to transact online, and government stimulus efforts have generally been less than in the United States, all of which adversely impacted revenue in these regions. Canada and the United Kingdom were more in line, although weaker than the United States. While we have seen some signs of increased demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our International segment for an uncertain period of time.
Canada: Revenue decreased $1.3 million, or 4.9%, for the three months ended June 30, 2020, and increased $2.3 million, or 4.7%, compared with the same periods in 2019. The decrease in revenue for the three-month period is due primarily to a decrease of 3.4% from the impact of weakening foreign currencies and lower local currency revenue as a result of COVID-19. The increase in revenue for the six-month period is due primarily to higher local currency revenue from increased volumes including new product initiatives during the first quarter of 2020, partially offset by a decrease in local currency revenue from decreased volumes in the second quarter as a result of COVID-19 and a decrease of 2.2% from the impact of weakening foreign currencies.
Latin America: Revenue decreased $9.0 million, or 34.4%, and $10.0 million, or 19.4% for the three and six months ended June 30, 2020, compared with the same periods in 2019, due primarily to lower local currency revenue as a result of COVID-19 and a decrease of 12.9% and 11.4% in each respective period from the impact of weakening foreign currencies.
United Kingdom: Revenue decreased $7.4 million, or 15.9%, and $0.8 million, or 0.9% for the three and six months ended June 30, 2020, compared with the same period in 2019. The decrease in revenue for the three-month period is due primarily to lower local currency revenue as a result of COVID-19 and a decrease of 3.0% from the impact of weakening foreign currencies. The decrease in revenue for the six-month period is due primarily to a decrease in local currency revenue in the second quarter as a result of

COVID-19 and a decrease of 2.3% from the impact of weakening foreign currencies, partially offset by higher local currency revenue from increased volumes including new product initiatives during the first quarter of 2020.
Africa: Revenue decreased $5.0 million, or 35.8%, and $5.7 million, or 19.7%, for the three and six months ended June 30, 2020, compared with the same period in 2019, due primarily to lower local currency revenue as a result of COVID-19 in the second quarter of 2020, and a decrease of 14.9% and 11.6% in each respective period from the impact of weakening foreign currencies.
India: Revenue decreased $7.3 million, or 29.1%, and $4.1 million, or 7.9%, for the three and six months ended June 30, 2020, compared with the same period in 2019. The decrease in revenue for the three-month period is due primarily to lower local currency revenue as a result of COVID-19 and a decrease of 6.6% from the impact of weakening foreign currencies. The decrease in revenue during the six-month period is due primarily to a decrease in local currency revenue in the second quarter as a result of COVID-19 and a decrease of 4.7% from the impact of weakening foreign currencies, partially offset by higher local currency revenue from increased volumes including new product initiatives during the first quarter of 2020.
Asia Pacific: Revenue decreased $1.5 million, or 10.5%, and $1.3 million, or 4.8%, for the three and six months ended June 30, 2020, compared with the same period in 2019, due primarily to lower local currency revenue in the second quarter of 2020 as a result of COVID-19, partially offset by an increase of 1.2% and 1.3% in each respective period from the impact of strengthening foreign currencies.
Consumer Interactive Segment
Consumer Interactive revenue increased $4.8 million and $8.2 million for the three and six months ended June 30, 2020, compared with the same periods in 2019, due primarily to an increase in revenue in our direct channel. The impact of COVID-19, including government measures and business and consumer responses to such measures, may have a material and adverse impact on our Consumer Interactive segment for an uncertain period of time, particularly in our indirect channel,
Operating Expenses
Operating expenses for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of services	$218.6	$216.2	$2.4	1.1%	$443.7	$424.3	$19.4	4.6%
Selling, general and administrative	201.1	196.7	4.3	2.2%	436.4	392.4	44.0	11.2%
Depreciation and amortization	90.8	89.2	1.6	1.8%	181.2	182.7	(1.5)	(0.8)%
Total operating expenses	$510.5	$502.2	$8.4	1.7%	$1,061.3	$999.4	$61.9	6.2%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Certain of our cost of services costs are variable in nature and fluctuate directly with revenue. Certain other costs of services and selling, general and administrative costs are discretionary in nature and management has identified several cost savings measures that have been implemented to a varying extent, and can be adjusted depending on the severity of any decline in revenue.
Cost of Services
Cost of services increased $2.4 million and $19.4 million for the three and six months ended June 30, 2020, compared with the same periods in 2019.
The increase was due primarily to:
•an increase in labor costs in our U.S. Markets segment, as we invested in key strategic growth initiatives; and
•an increase in product costs, primarily in our U.S. Markets segment;
partially offset by:
•the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $4.3 million and $44.0 million for the three and six months ended June 30, 2020, compared with the same periods in 2019.
The increase was due primarily to:

•$30.5 million of expense incurred in connection with the Ramirez litigation in the six-month period;
•an increase in stock-based compensation from new awards and a decrease in 2019 from lower expected achievement on certain performance-based awards;
•an increase in costs from our accelerated technology investment;
•an increase in bad debt expense due to an increase in our estimated reserves including our current expected impact of COVID-19, primarily in the first quarter; and
•an increase in advertising costs, primarily in our Consumer Interactive segment in the six-month period;
partially offset by:
•a decrease in travel and entertainment expenses due to travel restrictions and shelter in place orders related to COVID-19; and
•the impact of overall weakening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $1.6 million and decreased $1.5 million for the three and six months ended June 30, 2020, compared with the same period in 2019. These change are due primarily to a decrease in amortization related to intangible assets from our 2012 change in control, partially offset by an increase in depreciation and amortization from other tangible and intangible assets.
Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Adjusted Revenue:
U.S. Markets gross Adjusted Revenue	$405.5	$406.0	$(0.5)	(0.1)%	$827.3	$775.0	$52.3	6.8%
International gross Adjusted Revenue	119.7	152.7	(33.0)	(21.6)%	277.4	302.7	(25.3)	(8.4)%
Consumer Interactive gross Adjusted Revenue	128.4	123.6	4.8	3.9%	255.1	246.9	8.2	3.3%
Total gross Adjusted Revenue	653.5	682.3	(28.8)	(4.2)%	1,359.9	1,324.6	35.2	2.7%
Less: intersegment revenue eliminations	(19.1)	(18.6)	(0.4)	(2.3)%	(37.8)	(37.5)	(0.3)	0.7%
Consolidated Adjusted Revenue	$634.4	$663.6	$(29.2)	(4.4)%	$1,322.0	$1,287.1	$34.9	2.7%

Adjusted EBITDA(1):
U.S. Markets	$171.2	$175.4	$(4.3)	(2.4)%	$342.7	$317.5	$25.2	8.0%
International	37.5	59.6	(22.1)	(37.1)%	97.7	124.5	(26.8)	(21.5)%
Consumer Interactive	61.7	59.1	2.6	4.4%	119.1	119.3	(0.2)	(0.2)%
Corporate	(27.7)	(30.4)	2.7	8.9%	(53.5)	(58.7)	5.2	8.8%
Consolidated Adjusted EBITDA(1)	$242.7	$263.7	$(21.1)	(8.0)%	$506.0	$502.6	$3.4	0.7%

Adjusted EBITDA margin(1):
U.S. Markets	42.2%	43.2%		(1.0)%	41.4%	41.0%		0.5%
International	31.3%	39.0%		(7.7)%	35.2%	41.1%		(5.9)%
Consumer Interactive	48.1%	47.8%		0.2%	46.7%	48.3%		(1.6)%
Consolidated Adjusted EBITDA margin(1)	38.2%	39.7%		(1.5)%	38.3%	39.1%		(0.8)%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.See the reconciliation of net income attributable to TransUnion to Consolidated Adjusted EBITDA in the “Key Performance Measures” section at the beginning of our discussion about our Results of Operations. Segment Adjusted

EBITDA margins are calculated using segment gross Adjusted Revenue and segment Adjusted EBITDA. Consolidated Adjusted EBITDA margin is calculated using consolidated Adjusted Revenue and consolidated Adjusted EBITDA.
Consolidated Adjusted EBITDA decreased $21.1 million for the three months ended June 30, 2020 and increased $3.4 million for the six months ended June 30, 2020, compared to the same periods in 2019.
The decrease for the three-month period was due primarily to:
•a decrease in revenue in our International and U.S. Markets segments; and
•an increase in labor costs in our U.S. Markets segment, as we invested in key strategic growth initiatives;
partially offset by:
•an increase in revenue in our Consumer Interactive segment;
•the impact of weakening foreign currencies on the expenses of our International segment; and
•a decrease in travel and entertainment expenses due to travel restrictions and shelter in place orders related to COVID-19.
The increase for the six-month period was due primarily to:
•an increase in revenue in our U.S. Markets and Consumer Interactive segment;
•a decrease in travel and entertainment expenses due to travel restrictions and shelter in place orders related to COVID-19; and
•the impact of weakening foreign currencies on the expenses of our International segment;
partially offset by:
•a decrease in revenue in our International segment;
•an increase in product costs, primarily in our U.S. Markets segment;
•an increase in labor costs, as we invested in key strategic growth initiatives; and
•an increase in advertising costs, primarily in our Consumer Interactive segment.
Adjusted EBITDA margin for the U.S. Markets segment decreased for the three-month period due primarily to the impact of COVID-19 on revenue. Adjusted EBITDA margin for the U.S. Markets segment increased for the six-month period due primarily to improving market conditions in the mortgage line of business; offset by the impact of COVID-19 on revenue.
Adjusted EBITDA margins for the International segment decreased for both the three- and six-month periods due primarily to the impact of COVID-19 on revenue.
Adjusted EBITDA margin for the Consumer Interactive segment was relatively consistent for the three-month period compared to the same period in 2019. Adjusted EBITDA margins for the Consumer Interactive segment decreased for the six-month period due to an increase in advertising costs, partially offset by an increase in revenue.

Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$(33.5)	$(45.2)	$11.7	26.0%	$(71.1)	$(90.2)	$19.1	21.1%
Interest income	1.1	1.8	(0.7)	(37.0)%	3.0	3.3	(0.2)	(7.5)%
Earnings from equity method investments	2.1	3.3	(1.2)	(37.7)%	4.6	7.1	(2.5)	(34.8)%
Other income and expense, net:
Acquisition fees	(1.2)	(0.8)	(0.5)	(59.4)%	(3.3)	(1.6)	(1.7)	nm
Loan fees	(0.4)	(0.6)	0.2	34.5%	(0.3)	(1.0)	0.7	71.1%
Other income (expense), net	1.0	28.1	(27.2)	(96.6)%	(4.1)	22.6	(26.6)	nm
Total other income and expense, net	(0.7)	26.7	(27.4)	nm	(7.7)	19.9	(27.6)	nm
Non-operating income and expense	$(30.9)	$(13.4)	$(17.6)	nm	$(71.2)	$(59.9)	$(11.2)	(18.7)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and six months ended June 30, 2020, interest expense decreased $11.7 million and $19.1 million compared with the same periods in 2019, due primarily to the impact of the decrease in our average outstanding principal balance and an decrease in the average interest rate. Since the middle of the second quarter of 2019 we have prepaid $340 million of our Senior Secured Term Loans which impacts the comparability of interest expense between periods. We also refinanced our Senior Secured Credit Facility in late 2019 resulting in a lower interest rate. Our future interest expense could be materially impacted by changes in our variable interest rates caused by COVID-19 or other macro-economic factors, to the extent our variable rate debt is not hedged with fixed rate debt.
Acquisition fees represent costs we have incurred for various acquisition-related efforts.
Other income (expense), net includes currency remeasurement gains and losses and other miscellaneous non-operating income and expense items. For the three and six months ended June 30, 2020, other income (expense), net included a $4.8 million loss on the impairment of an investment in a Cost Method investment, offset by a $2.5 million gain on another Cost Method investment resulting from an observable price change for a similar investment of the same issuer. For the three months ended June 30, 2019, other income (expense), net included a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, offset by a ($3.3 million) loss on the impairment of another Cost Method investment. For the six months ended June 30, 2019, other income (expense), net included a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, offset by ($8.6 million) of losses on impairment of other Cost Method investments.
Provision for Income Taxes
For the three months ended June 30, 2020, we reported an effective tax rate of 24.7%, which was higher than the 21.0% U.S. federal statutory rate due primarily to state taxes, foreign tax rate differences and accrued withholding taxes on unrepatriated foreign earnings, partially offset by $4.7 million of excess tax benefits on stock-based compensation.
For the six months ended June 30, 2020, we reported an effective tax rate of 23.9%, which was higher than the 21.0% U.S. federal statutory rate due primarily to state taxes, foreign tax rate differences, accrued withholding taxes on unrepatriated foreign earnings and changes in valuation allowances for foreign tax credits, partially offset by $21.0 million of excess tax benefits on stock-based compensation.
We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. COVID-19 had no material impact on our assessment of the recoverability of our deferred tax assets at June 30, 2020. As additional information becomes available to us, our future assessment of the recoverability of our deferred tax assets could materially and adversely impact our consolidated financial statements in future reporting periods.

For the three months ended June 30, 2019, we reported an effective tax rate of 26.9%, which was higher than the 21.0% U.S. federal statutory rate due primarily to $4.9 million in state taxes, $7.8 million in foreign taxes resulting from jurisdictions which have effective tax rates higher than the U.S. federal statutory rate, and $2.2 million in other discrete tax items, partially offset by $6.3 million of excess tax benefits on stock-based compensation.
For the six months ended June 30, 2019, we reported an effective tax rate of 18.0%, which was lower than the 21.0% U.S. federal statutory rate due primarily to $27.3 million of excess tax benefits on stock-based compensation, partially offset by $12.1 million in foreign taxes for the same reasons as stated above, $7.0 million in state taxes and $1.5 million in other discrete items.
Significant Changes in Assets and Liabilities
Total goodwill decreased at June 30, 2020, compared with December 31, 2019, due primarily to the impact of changes in the foreign exchange rates of our international operations relative to the U.S. dollar on the translated balances of our foreign goodwill. Total other intangible assets decreased at June 30, 2020, compared with December 31, 2019, due primarily to the impact of changes in the foreign exchange rates of our international operations relative to the U.S. dollar on the translated balances of our foreign other intangible assets and additional amortization during the first half of 2020, offset by additional investments in internally developed software during the first half of 2020.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Senior Secured Revolving Credit Facility. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure payments, business acquisitions and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the Senior Secured Credit Facility will be sufficient to fund our operating needs, planned capital expenditures, debt service and other capital structure payments, and business acquisitions for the foreseeable future. Since mid-March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects and business and consumer responses to such measures have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments, and our consolidated financial statements. At this time, however, we do not expect the impact of COVID-19 to impact our ability to fund our operating needs for the foreseeable future. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by COVID-19, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our growth strategy. In addition, if the pandemic continues to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms or at all.
Cash and cash equivalents totaled $432.2 million and $274.1 million at June 30, 2020, and December 31, 2019, respectively, of which $219.0 million and $176.5 million was held outside the United States in each respective period. As of June 30, 2020, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
During the first quarter of 2020, 0.9 million outstanding employee restricted stock units vested and became taxable to the employees. The employees used 0.3 million shares of the vested stock to satisfy their payroll tax withholding obligations in a net share settlement arrangement whereby the employees received 0.6 million of the shares and gave TransUnion the remaining 0.3 million shares that we have recorded as treasury stock. We remitted cash equivalent to the $32.1 million vest date value of the treasury stock to the respective governmental agencies in settlement of the employee withholding tax obligations. On occasion, as other stock units vest or stock options are exercised throughout the year, employees use shares of stock to satisfy their payroll tax withholding obligations in a net settlement arrangement and we remit the equivalent value of those shares to the respective governmental agencies.

On February 28, 2020, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on March 13, 2020. The total dividend declared was $14.4 million, of which $14.2 million was paid on March 30, 2020, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest. On May 14, 2020, the board of directors declared a dividend of $0.075 per share to holders of record as of the close of business on May 28, 2020. The total dividend declared was $14.5 million, of which $14.3 million was paid on June 12, 2020, with the remainder due as dividend equivalents to employees who hold restricted stock units when and if those units vest.
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
Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2020	2019	Change
Cash provided by operating activities of continuing operations	$379.4	$308.3	$71.1
Cash used in investing activities of continuing operations	(116.5)	(107.8)	(8.7)
Cash (used in) provided by financing activities	(86.8)	(187.3)	100.5
Cash used in discontinued operations	—	(7.3)	7.3
Effect of exchange rate changes on cash and cash equivalents	(18.0)	1.4	(19.4)
Net change in cash and cash equivalents	$158.1	$7.3	$150.8
Operating Activities
The increase in cash provided by operating activities of continuing operations was due primarily to a decrease in working capital and interest expense, partially offset by a decrease in operating performance in the second quarter as a result of COVID-19.
Investing Activities
The increase in cash used in investing activities was due primarily to an increase in net purchases of other investments, primarily in non-negotiable certificates of deposit included in other current assets.
Financing Activities
The decrease in cash used in financing activities was due primarily to debt prepayments made in 2019 but not 2020.
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
Cash paid for capital expenditures decreased $0.4 million, from $88.0 million for the six months ended June 30, 2019, to $87.6 million for the six months ended June 30, 2020.

Debt
Hedges
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with an initial notional amount of $1,150.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial notional amount of $1,110.0 million that amortizes each quarter. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,420.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. As of June 30, 2020, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of our indebtedness, and other contractual restrictions. Trans Union LLC, the borrower under the Senior Secured Credit Facility, is not permitted to declare any dividend or make any other distribution subject to certain exceptions. TransUnion may make dividend payments up to the greater of $75 million or 7.5% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2020, we were in compliance with all debt covenants.
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
Factors that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include:
•the effects of the COVID-19 pandemic on the economy;
•the timing of the economic recovery following the COVID-19 pandemic;
•macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;
•our ability to provide competitive services and prices;
•our ability to retain or renew existing agreements with large or long-term customers;
•our ability to maintain the security and integrity of our data;
•our ability to deliver services timely without interruption;
•our ability to maintain our access to data sources;
•government regulation and changes in the regulatory environment;
•litigation or regulatory proceedings;
•regulatory oversight of “critical activities”;
•our ability to effectively manage our costs;
•economic and political stability in the United States and international markets where we operate;
•our ability to effectively develop and maintain strategic alliances and joint ventures;
•our ability to timely develop new services and the market’s willingness to adopt our new services;
•our ability to manage and expand our operations and keep up with rapidly changing technologies;
•our ability to make acquisitions and successfully integrate the operations of acquired businesses and realize the intended benefits of such acquisitions;
•our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;
•our ability to defend our intellectual property from infringement claims by third parties;
•the ability of our outside service providers and key vendors to fulfill their obligations to us;
•further consolidation in our end-customer markets;

•the increased availability of free or inexpensive consumer information;
•losses against which we do not insure;
•our ability to make timely payments of principal and interest on our indebtedness;
•our ability to satisfy covenants in the agreements governing our indebtedness;
•our ability to maintain our liquidity;
•share repurchase plans; and
•our reliance on key management personnel.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $300.0 million Senior Secured Revolving Credit Facility. Interest rates on these borrowings are based, at our election, on LIBOR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. We currently have several interest rate hedge instruments that effectively fixes our LIBOR exposure on approximately 70% of our outstanding debt. Based on the amount of unhedged outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates, or changes in the amount we have hedged. Since the onset of the COVID-19 pandemic, LIBOR has dropped significantly, and may be more volatile in the future, which could materially impact our total interest expense due to the unhedged portion of our debt. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
There were no material developments in previously disclosed material legal proceedings that occurred in the three months ended June 30, 2020. Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2019, and, Part II, Item 1, “Legal Proceedings,” of our subsequently filed Quarterly Reports on Form 10-Q for a full description of our material pending legal proceedings.
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
The global spread and unprecedented impact of COVID-19 has created significant volatility, uncertainty and economic disruption. The countries and territories in which our services and solutions are sold are in varying stages of restrictions and re-opening to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The extent to which the COVID-19 pandemic continues to materially and adversely impact our business, operations, and consolidated financial statements remains highly uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, severity, and any resurgences of the pandemic; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rate, consumer confidence, and foreign exchange rates in each of the markets in which we operate; governmental, business, and individuals’ actions that have been, and continue to be, taken in response to the pandemic (which could include limitations on or changes to our operations or mandates to provide services); the effect on our customers; changes in customer and consumer demand for our services; the effect on consumer confidence and spending; our ability to sell and provide our services, including the impact of travel restrictions and people working from home; the ability of our customers to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees and business partners.
The global spread of COVID-19, widespread measures implemented to contain its effects, and business and consumer responses to such measures have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions, our consolidated financial statements and the trading price of our securities. While we have seen some signs of increased demand for our services in the markets where we operate since the low point in April, the impact of COVID-19 may continue to have a material and adverse impact on our business for an uncertain period of time. The impact of COVID-19 may also heighten other risks discussed in our Annual Report on Form 10-K, which could materially and adversely impact our business, consolidated financial statements and stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.

(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30	1,008	$63.32	—	$166.6
May 1 to May 31	883	77.04	—	$166.6
June 1 to June 30	3,060	87.20	—	$166.6
Total	4,951		—
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
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Third Amended and Restated Bylaws of TransUnion Amended as of May 12, 2020 (Incorporated by reference to Exhibit 3.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

July 28, 2020	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

July 28, 2020	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)