Form 10-Q
period 2020-09-30
TransUnion
filed 2020-10-27
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of September 30, 2020, there were 190.3 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$554.0	$274.1
Trade accounts receivable, net of allowance of $25.3 and $19.0	468.0	443.9
Other current assets	194.6	170.2
Total current assets	1,216.6	888.2
Property, plant and equipment, net of accumulated depreciation and amortization of $520.5 and $454.4	202.8	219.0
Goodwill	3,313.4	3,377.8
Other intangibles, net of accumulated amortization of $1,660.8 and $1,482.1	2,235.7	2,391.9
Other assets	229.3	236.3
Total assets	$7,197.8	$7,113.2
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$186.7	$176.2
Short-term debt and current portion of long-term debt	55.4	58.7
Other current liabilities	376.3	336.5
Total current liabilities	618.4	571.4
Long-term debt	3,560.6	3,598.3
Deferred taxes	391.6	439.1
Other liabilities	225.0	165.0
Total liabilities	4,795.6	4,773.8
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2020 and December 31, 2019, 195.5 million and 193.5 million shares issued at September 30, 2020 and December 31, 2019, respectively, and 190.3 million shares and 188.7 million shares outstanding as of September 30, 2020 and December 31, 2019, respectively	2.0	1.9
Additional paid-in capital	2,074.0	2,022.3
Treasury stock at cost; 5.2 million and 4.8 million shares at September 30, 2020 and December 31, 2019, respectively	(214.7)	(179.2)
Retained earnings	850.3	652.0
Accumulated other comprehensive loss	(409.7)	(251.6)
Total TransUnion stockholders’ equity	2,301.9	2,245.4
Noncontrolling interests	100.3	94.0
Total stockholders’ equity	2,402.2	2,339.4
Total liabilities and stockholders’ equity	$7,197.8	$7,113.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$695.9	$689.3	$2,017.9	$1,970.5
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	222.4	220.8	666.1	645.2
Selling, general and administrative	219.0	208.4	655.4	600.8
Depreciation and amortization	92.2	88.7	273.4	271.4
Total operating expenses	533.6	518.0	1,594.9	1,517.4
Operating income	162.3	171.3	423.0	453.1
Non-operating income and (expense)
Interest expense	(27.6)	(43.5)	(98.7)	(133.7)
Interest income	1.2	2.2	4.2	5.4
Earnings from equity method investments	2.1	3.1	6.7	10.2
Other income and (expense), net	0.8	(20.6)	(6.9)	(0.7)
Total non-operating income and (expense)	(23.6)	(58.8)	(94.7)	(118.7)
Income from continuing operations before income taxes	138.7	112.5	328.3	334.3
Provision for income taxes	(32.1)	(24.2)	(77.3)	(64.2)
Income from continuing operations	106.7	88.3	251.0	270.2
Discontinued operations, net of tax	—	—	—	(4.6)
Net income	106.7	88.3	251.0	265.6
Less: net (income) loss attributable to the noncontrolling interests	(3.9)	3.4	(9.5)	(1.5)
Net income attributable to TransUnion	$102.8	$91.7	$241.5	$264.1

Income from continuing operations	$106.7	$88.3	$251.0	$270.2
Less: net (income) loss from continuing operations attributable to noncontrolling interests	(3.9)	3.4	(9.5)	(1.5)
Income from continuing operations attributable to TransUnion	102.8	91.7	241.5	268.7
Discontinued operations, net of tax	—	—	—	(4.6)
Net income attributable to TransUnion	$102.8	$91.7	$241.5	$264.1

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.54	$0.49	$1.27	$1.43
Discontinued operations, net of tax	—	—	—	(0.02)
Net Income attributable to TransUnion	$0.54	$0.49	$1.27	$1.41
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.53	$0.48	$1.26	$1.40
Discontinued operations, net of tax	—	—	—	(0.02)
Net Income attributable to TransUnion	$0.53	$0.48	$1.26	$1.38
Weighted-average shares outstanding:
Basic	190.2	188.2	189.8	187.5
Diluted	192.3	192.0	192.1	191.6
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$106.7	$88.3	$251.0	$265.6
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	54.5	(70.7)	(124.6)	(46.8)
Benefit (expense) for income taxes	—	0.5	1.9	0.2
Foreign currency translation, net	54.5	(70.2)	(122.7)	(46.6)
Hedge instruments:
Net change on interest rate cap	—	(0.4)	4.1	(12.2)
Net change on interest rate swap	6.4	(5.6)	(53.3)	(43.7)
Cumulative effect of adopting ASU 2017-12	—	—	—	1.0
Benefit for income taxes	(1.4)	1.2	12.4	13.7
Hedge instruments, net	5.0	(4.8)	(36.8)	(41.2)
Available-for-sale debt securities:
Net unrealized gain	—	0.1	—	0.1
Benefit for income taxes	—	—	—	—
Available-for-sale debt securities, net	—	0.1	—	0.1
Total other comprehensive (loss) income, net of tax	59.5	(74.9)	(159.5)	(87.7)
Comprehensive income	166.2	13.4	91.5	177.9
Less: comprehensive loss (income) attributable to noncontrolling interests	(4.5)	4.8	(8.2)	(0.9)
Comprehensive income attributable to TransUnion	$161.7	$18.2	$83.3	$177.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$251.0	$265.6
Add: loss from discontinued operations, net of tax	—	4.6
Income from continuing operations	251.0	270.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273.4	271.4
Net loss/(gain) on investments in affiliated companies and assets-held-for sale	0.5	(20.6)
Net (earnings)/dividends, from equity method investments	0.9	(1.2)
Deferred taxes	(25.2)	(9.7)
Amortization of discount and deferred financing fees	2.9	4.7
Stock-based compensation	29.6	29.7
Provision for losses on trade accounts receivable	11.4	7.9
Other	2.3	3.9
Changes in assets and liabilities:
Trade accounts receivable	(43.4)	(13.2)
Other current and long-term assets	(9.6)	(35.4)
Trade accounts payable	7.3	10.8
Other current and long-term liabilities	57.1	69.2
Cash provided by operating activities of continuing operations	558.2	587.7
Cash used in operating activities of discontinued operations	—	(7.3)
Cash provided by operating activities	558.2	580.4
Cash flows from investing activities:
Capital expenditures	(131.7)	(132.1)
Proceeds from sale/maturity of other investments	52.3	18.2
Purchases of other investments	(65.0)	(31.4)
Acquisitions and purchases of noncontrolling interests, net of cash acquired	(12.3)	(46.2)
Proceeds from disposals of assets held for sale	1.6	40.3
Other	1.6	(3.9)
Cash used in investing activities of continuing operations	(153.5)	(155.1)
Cash used in investing activities of discontinued operations	—	—
Cash used in investing activities	(153.5)	(155.1)
Cash flows from financing activities:
Repayments of debt	(45.0)	(313.9)
Proceeds from issuance of common stock and exercise of stock options	21.7	22.4
Dividends to shareholders	(43.3)	(42.6)
Distributions to noncontrolling interests	(1.4)	(1.2)
Employee taxes paid on restricted stock units recorded as treasury stock	(35.5)	(37.7)
Payment of contingent consideration	(6.4)	—
Cash used in financing activities	(109.9)	(373.0)
Effect of exchange rate changes on cash and cash equivalents	(14.9)	(3.8)
Net change in cash and cash equivalents	279.9	48.5
Cash and cash equivalents, beginning of period	274.1	187.4
Cash and cash equivalents, end of period	$554.0	$235.9
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2018	185.7	$1.9	$1,947.3	$(139.9)	$363.1	$(282.7)	$92.5	$1,982.2
Net income	—	—	—	—	70.9	—	2.4	73.4
Other comprehensive income	—	—	—	—	—	53.2	0.1	53.3
Stock-based compensation	—	—	9.2	—	—	—	—	9.2
Employee share purchase plan	0.1	—	6.9	—	—	—	—	6.9
Exercise of stock options	0.5	—	4.2	—	—	—	—	4.2
Vesting of restricted stock units	1.6	—	—	—	—	—	—	—
Treasury stock purchased	(0.6)	—	—	(37.1)	—	—	—	(37.1)
Dividends to shareholders	—	—	—	—	(14.2)	—	—	(14.2)
Cumulative effect of adopting ASU 2017-12	—	—	—	—	(1.0)	—	—	(1.0)
Balance, March 31, 2019	187.3	1.9	1,967.6	(177.0)	418.8	(229.4)	95.0	2,076.9
Net income	—	—	—	—	101.5	—	2.5	104.0
Other comprehensive income	—	—	—	—	—	(66.8)	0.7	(66.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Exercise of stock options	0.5	—	2.7	—	—	—	—	2.7
Treasury stock purchased	—	—	—	(0.1)	—	—	—	(0.1)
Dividends to shareholders	—	—	—	—	(14.2)	—	—	(14.2)
Balance, June 30, 2019	187.8	1.9	1,976.4	(177.1)	506.1	(296.2)	97.4	2,108.5
Net income	—	—	—	—	91.7	—	(3.4)	88.3
Other comprehensive income	—	—	—	—	—	(73.5)	(1.4)	(74.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation	—	—	12.4	—	—	—	—	12.4
Employee share purchase plan	0.1	—	8.3	—	—	—	—	8.3
Exercise of stock options	0.4	—	2.6	—	—	—	—	2.6
Treasury stock purchased	—	—	—	(0.8)	—	—	—	(0.8)
Dividends to shareholders	—	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2019	188.3	$1.9	$1,999.7	$(177.9)	$583.4	$(369.7)	$92.1	$2,129.5

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2019	188.7	$1.9	$2,022.3	$(179.2)	$652.0	$(251.6)	$94.0	$2,339.4
Net income	—	—	—	—	70.2	—	4.1	74.3
Other comprehensive income	—	—	—	—	—	(216.6)	(1.7)	(218.3)
Stock-based compensation	—	—	4.1	—	—	—	—	4.1
Employee share purchase plan	0.1	—	8.9	—	—	—	—	8.9
Exercise of stock options	0.4	—	2.8	—	—	—	—	2.8
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(32.6)	—	—	—	(32.6)
Dividends to shareholders	—	—	—	—	(14.4)	—	—	(14.4)
Other	—	—	—	—	(0.1)	—	0.1	—
Balance, March 31, 2020	189.8	1.9	2,038.1	(211.8)	707.7	(468.2)	96.5	2,164.2
Net income	—	—	—	—	68.5	—	1.5	70.0
Other comprehensive income	—	—	—	—	—	(0.4)	(0.2)	(0.6)
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Exercise of stock options	0.3	0.1	2.5	—	—	—	—	2.6
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Dividends to shareholders	—	—	—	—	(14.5)	—	—	(14.5)
Other	—	—	(0.1)	—	—	—	(0.5)	(0.6)
Balance, June 30, 2020	190.1	2.0	2,056.4	(212.2)	761.7	(468.6)	97.3	2,236.6
Net income (loss)	—	—	—	—	102.8	—	3.9	106.7
Other comprehensive income	—	—	—	—	—	58.9	0.6	59.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)
Stock-based compensation	—	—	7.2	—	—	—	—	7.2
Employee share purchase plan	0.1	—	10.2	—	—	—	—	10.2
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Treasury stock purchased	—	—	—	(2.5)	—	—	—	(2.5)
Dividends to shareholders	—	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	—	—	0.1	—	(0.1)	—
Balance, September 30, 2020	190.3	$2.0	$2,074.0	$(214.7)	$850.3	$(409.7)	$100.3	$2,402.2
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
Impact of coronavirus (“COVID-19”) On Our Financial Statements
The global spread and unprecedented impact of COVID-19 is complex and continues to evolve rapidly. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures, social distancing requirements and various economic stimulus initiatives. While certain of these measures have been relaxed or reversed to varying degrees throughout the world, many have subsequently been reinstated and even tightened, adding an additional layer of uncertainty. The global spread of COVID-19 and actions taken in response to the virus have negatively affected workforces, customers, consumer confidence, financial markets, employment rates, consumer spending, credit markets and housing demand, caused significant economic and business disruption, volatility and financial uncertainty, and led to a significant economic downturn, including in the markets where we operate. Businesses and consumers continue to react and adapt to the uncertainty with varying degrees of success in the markets where we operate. Since mid-March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects, and business and consumer responses to such measures, have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. While we have seen some signs of increased demand for our services in the markets where we operate since the low point in April, including ongoing improvements in the third quarter, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our business for an uncertain period of time.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, our allowance for doubtful accounts, stock-based compensation, goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While our current assessment of these estimates did not have a material impact on our consolidated financial statements as of and for nine months ended September 30, 2020, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.

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
The following is a rollforward of the allowance for doubtful accounts for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Beginning Balance	$19.0	$13.5
Provision for losses on trade accounts receivable	11.4	7.9
Write-offs, net of recovered accounts	(5.1)	(2.6)
Ending balance	$25.3	$18.8
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
The decrease in other intangibles, net of accumulated amortization, as of September 30, 2020, compared with December 31, 2019, includes a decrease of $39.8 million due to the translation adjustment of our foreign entities long-lived assets, net of accumulated amortization, resulting from changes to foreign exchange rates between periods. The decrease in goodwill as of September 30, 2020, compared with December 31, 2019, is due primarily to a $68.1 million translation adjustment of our foreign entities goodwill resulting from changes to foreign exchange rates between periods. The offset to these translation adjustments are included in accumulated other comprehensive loss on our balance sheet.
Recently Adopted Accounting Pronouncements
On June 16, 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions, and current expectations of future economic conditions based on reasonable and supportable forecasts. We adopted this guidance on January 1, 2020. Upon adoption and at September 30, 2020, this new guidance did not have a material impact on our consolidated financial statements.
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
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale debt securities (Note 3)	$3.0	$—	$3.0	$—
Total	$3.0	$—	$3.0	$—

Liabilities
Interest rate swaps (Notes 7 and 8)	$99.5	$—	$99.5	$—
Contingent consideration (Note 6)	5.0	—	—	5.0
Total	$104.5	$—	$99.5	$5.0
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
Level 3 instrument are contingent consideration obligations related to companies we acquire with remaining maximum payouts totaling $5.1 million. These obligation are contingent upon meeting certain quantitative performance metrics through 2020, and are included in other current liabilities on our balance sheet.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Prepaid expenses	$92.3	$84.1
Other investments	44.0	30.7
Income taxes receivable	22.5	19.0
Other receivables	19.1	15.2
Marketable securities (Note 2)	3.0	2.9
Contract assets	1.9	1.4
Deferred financing fees (Note 8)	0.5	0.5
Other	11.3	16.4
Total other current assets	$194.6	$170.2
Other investments include non-negotiable certificates of deposit that are recorded at their carrying value which approximates fair value. Other receivables primarily include amounts recoverable under insurance policies for certain litigation costs.
4. Other Assets
Other assets consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Investments in affiliated companies (Note 5)	$130.0	$133.7
Right-of-use lease assets	66.4	71.2
Non-qualified employee benefit plan assets	9.9	12.7
Deposits	4.8	4.1
Notes receivable from affiliated companies	4.0	4.0
Deferred financing fees	1.6	1.9
Other	12.6	8.7
Total other assets	$229.3	$236.3
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
For nine months ended September 30, 2020, we recorded a $4.8 million impairment loss of a Cost Method investment, partially offset by a $2.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer. For the nine months ended September 30, 2019, we recorded a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, partially offset by a $8.6 million impairment loss of other Cost Method investments. These gains and losses are included in other income and expense in the consolidated statements of income.

Investments in affiliated companies consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Equity Method investments	$40.3	$49.0
Cost Method investments	89.7	84.7
Total investments in affiliated companies (Note 4)	$130.0	$133.7
These balances are included in other assets in the consolidated balance sheets. The increase in Cost Method investments is due to two new Cost Method investments we made during 2020, partially offset by the net loss on Cost Method investments discussed above, recorded in our U.S. Markets segment.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Earnings from equity method investments (Note 13)	$2.1	$3.1	$6.7	$10.2
Dividends received from equity method investments	$1.3	$0.5	$7.6	$9.0
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Accrued payroll	$102.3	$110.6
Deferred revenue (Note 10)	90.1	82.8
Accrued legal and regulatory (Note 14)	76.4	30.4
Income taxes payable	27.4	14.9
Accrued employee benefits	23.4	35.4
Operating lease liabilities	18.0	19.9
Accrued interest	5.7	4.0
Contingent consideration (Note 2)	5.0	7.2
Other	28.1	31.3
Total other current liabilities	$376.3	$336.5
The increase in accrued legal and regulatory was due primarily to accruals related to the Ramirez litigation and certain other legal and regulatory matters.
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Interest rate swaps and caps (Notes 2 and 8)	$99.5	$46.6
Operating lease liabilities	54.8	57.2
Unrecognized tax benefits, net of indirect tax effects (Note 12)	36.6	32.8
Non-qualified and other employee benefit plan liabilities	10.9	11.6
Deferred revenue (Note 10)	5.6	15.7
Other	17.6	1.1
Total other liabilities	$225.0	$165.0
The increase in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.

8. Debt
Debt outstanding consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.90% at September 30, 2020, and 3.55% at December 31, 2019), net of original issue discount and deferred financing fees of $4.3 million and $10.5 million, respectively, at September 30, 2020, and original issue discount and deferred financing fees of $4.8 million and $11.7 million, respectively, at December 31, 2019	$2,490.6	$2,508.5
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.40% at September 30, 2020, and 3.30% at December 31, 2019), net of original issue discount and deferred financing fees of $2.8 million and $1.7 million, respectively, at September 30, 2020, and original issue discount and deferred financing fees of $3.3 million and $2.2 million, respectively, at December 31, 2019	1,124.0	1,144.5
Senior Secured Revolving Credit Facility	—	—
Other notes payable	1.3	3.7
Finance leases	0.1	0.3
Total debt	3,616.0	3,657.0
Less short-term debt and current portion of long-term debt	(55.4)	(58.7)
Total long-term debt	$3,560.6	$3,598.3
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-5 and the Senior Secured Term Loan A-3 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
As of September 30, 2020, we had no outstanding balance under the Senior Secured Revolving Credit Facility, $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $75 million or 7.5% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2020, we were in compliance with all debt covenants.
Interest Rate Hedging
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,145.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.

On December 17, 2018, we entered into interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,415.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counter-parties that effectively capped our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt at 0.75% beginning June 30, 2016. These cap agreements expired on June 30, 2020, and were previously designated as cash flow hedges.
The change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The net change in the fair value of the swaps resulted in an unrealized gain of $6.4 million ($5.0 million, net of tax) and loss of $53.3 million ($39.9 million, net of tax) for the three and nine months ended September 30, 2020, respectively, recorded in other comprehensive income. The net change in the fair value of the swaps resulted in an unrealized loss of $5.6 million ($4.5 million, net of tax) and $43.7 million ($33.0 million, net of tax) for the three and nine months ended September 30, 2019, respectively, recorded in other comprehensive income. Interest expense on the swaps in the three and nine months ended September 30, 2020, was $10.3 million ($8.0 million, net of tax) and $21.9 million ($16.5 million, net of tax), respectively. Interest expense on the swaps in the three and nine months ended September 30, 2019 was $1.5 million ($1.3 million, net of tax) and $2.6 million ($2.0 million, net of tax), respectively. We expect to recognize a loss of approximately $40.4 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.
The net change in the caps resulted in a recognition into interest expense previously unrealized loss of $4.1 million ($3.1 million, net of tax) for the nine months ended September 30, 2020, previously recorded in other comprehensive income. The net change in the fair value of the caps resulted in an unrealized loss of $0.4 million ($0.4 million, net of tax) and $12.2 million ($9.2 million, net of tax) for the three and nine months ended September 30, 2019, respectively, recorded in other comprehensive income. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the nine months ended September 30, 2020, was expense of $6.7 million ($5.1 million, net of tax). Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and nine months ended September 30, 2019, was income of $0.3 million ($0.2 million, net of tax) and $3.2 million ($2.5 million, net of tax), respectively.
Fair Value of Debt
As of September 30, 2020, the fair value of our variable-rate Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees was approximately $1,112.9 million. As of September 30, 2020, the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees, was approximately $2,442.9 million. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.

9. Stockholders’ Equity
Common Stock Dividends
Our board of directors declared a dividend of $0.075 per share on February 27, 2020, May 13, 2020 and August 5, 2020, to holders of record on March 13, 2020, May 28, 2020 and August 20, 2020, respectively. We paid dividends of $14.2 million, $14.3 million and $14.3 million on March 30, 2020, June 12, 2020 and September 4, 2020, respectively. Portions of the dividends declared are payable as dividend equivalents to employees who hold restricted stock units when those units vest.
Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our board. While we expect to continue to pay dividends at this time, if circumstances deteriorate, we would consider recommending that our board temporarily reduce or suspend our dividend.
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
Preferred Stock
As of September 30, 2020 and December 31, 2019, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of September 30, 2020.
As our other contracts with customers generally have a duration of one year or less, our contract liabilities consist of deferred revenue that is primarily short-term in nature. Contract liabilities include current and long-term deferred revenue that is included in other current liabilities and other liabilities. We expect to recognize the December 31, 2019, current deferred revenue balance as revenue during 2020. The majority of our long-term deferred revenue, which is not material, is expected to be recognized in less than two years.
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
As of September 30, 2020 and September 30, 2019, there were 1.3 million and 1.1 million contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, respectively, because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Income from continuing operations	$106.7	$88.3	$251.0	$270.2
Less: net (income) loss from continuing operations attributable to noncontrolling interests	(3.9)	3.4	(9.5)	(1.5)
Income from continuing operations attributable to TransUnion	102.8	91.7	241.5	268.7
Discontinued operations, net of tax	—	—	—	(4.6)
Net income attributable to TransUnion	$102.8	$91.7	$241.5	$264.1

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.54	$0.49	$1.27	$1.43
Discontinued operations, net of tax	—	—	—	(0.02)
Net Income attributable to TransUnion	$0.54	$0.49	$1.27	$1.41
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.53	$0.48	$1.26	$1.40
Discontinued operations, net of tax	—	—	—	(0.02)
Net Income attributable to TransUnion	$0.53	$0.48	$1.26	$1.38
Weighted-average shares outstanding:
Basic	190.2	188.2	189.8	187.5
Dilutive impact of stock based awards	2.1	3.8	2.3	4.1
Diluted	192.3	192.0	192.1	191.6

Anti-dilutive weighted stock-based awards outstanding	0.1	0.1	0.3	0.2

12. Income Taxes
For the three months ended September 30, 2020, we reported an effective tax rate of 23.1%, which was higher than the 21.0% U.S. federal statutory rate due primarily to state taxes, foreign tax rate differences and accrued withholding taxes on unrepatriated foreign earnings, partially offset by excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2020, we reported an effective tax rate of 23.5%, which was higher than the 21.0% U.S. federal statutory rate due primarily to state taxes, foreign tax rate differences, accrued withholding taxes on unrepatriated foreign earnings and changes in valuation allowances for foreign tax credits, partially offset by $22.4 million of excess tax benefits on stock-based compensation.
We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. COVID-19 had no material impact on our assessment of the recoverability of our deferred tax assets at September 30, 2020. As additional information becomes available to us, our future assessment of the recoverability of our deferred tax assets could materially and adversely impact our consolidated financial statements in future reporting periods.
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
The gross amount of unrecognized tax benefits which excludes indirect tax effects was $39.2 million as of September 30, 2020, and $32.8 million as of December 31, 2019. The amounts that would affect the effective tax rate if recognized are $17.3 million and $13.6 million, respectively. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Generally, tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2011 and forward in some state jurisdictions, and tax years 2012 and forward remain open for examination for U.S. federal income tax purposes.
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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Gross Revenue:
U.S. Markets:
Financial Services	$249.1	$225.3	$701.7	$627.4
Emerging Verticals	189.4	194.9	564.1	567.5
Total U.S. Markets	438.5	420.2	1,265.8	1,194.9

International:
Canada	27.9	27.3	78.5	75.7
Latin America	21.7	26.4	63.2	77.9
United Kingdom	44.2	47.6	132.1	136.4
Africa	12.3	15.7	35.6	44.7
India	23.9	27.4	72.4	80.0
Asia Pacific	14.9	15.6	40.5	42.4
Total International	144.8	160.0	422.2	457.1

Total Consumer Interactive	131.6	127.8	386.7	374.7

Total revenue, gross	$714.9	$708.0	$2,074.8	$2,026.7

Intersegment revenue eliminations:
U.S. Markets	$(17.2)	$(17.1)	$(51.7)	$(51.8)
International	(1.4)	(1.3)	(3.9)	(3.8)
Consumer Interactive	(0.5)	(0.2)	(1.3)	(0.6)
Total intersegment eliminations	(19.0)	(18.7)	(56.8)	(56.2)
Total revenue as reported	$695.9	$689.3	$2,017.9	$1,970.5
As a result of displaying amounts in millions, rounding differences may exist in the table above.

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
U.S. Markets Adjusted EBITDA	$177.3	$181.0	$520.0	$498.5
International Adjusted EBITDA	56.7	64.0	154.4	188.6
Consumer Interactive Adjusted EBITDA	67.1	66.5	186.2	185.8
Total	301.1	311.6	860.6	872.9
Adjustments to reconcile to income from continuing operations before income taxes:
Corporate expenses(1)	(31.2)	(30.7)	(84.7)	(89.4)
Net interest expense	(26.5)	(41.3)	(94.6)	(128.2)
Depreciation and amortization	(92.2)	(88.7)	(273.4)	(271.4)
Acquisition-related revenue adjustments(2)	—	—	—	(5.9)
Stock-based compensation(3)	(7.8)	(14.7)	(29.5)	(35.6)
Mergers and acquisitions, divestitures and business optimization(4)	(1.5)	(4.8)	(12.9)	7.8
Accelerated technology investment(5)	(4.5)	—	(10.3)	—
Other(6)	(2.6)	(15.4)	(36.4)	(17.3)
Net loss (income) attributable to non-controlling interests	3.9	(3.4)	9.5	1.5
Total adjustments	(162.4)	(199.1)	(532.3)	(538.5)
Income from continuing operations before income taxes	$138.7	$112.5	$328.3	$334.3
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
(4)For the three months ended September 30, 2020, consisted of the following adjustments: $1.5 million of acquisition expenses.
For the nine months ended September 30, 2020, consisted of the following adjustments: $7.5 million of Callcredit integration costs; a $4.8 million loss on the impairment of a Cost Method investment; $4.8 million of acquisition expenses; $0.3 million of adjustments to contingent consideration expense from previous acquisitions; a $(2.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $(1.8) million gain on the disposal of assets of a small business in our United Kingdom region that are classified as held-for-sale; and a $(0.1) million reimbursement for transition services provided to the buyers of certain of our discontinued operations.
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
(6)For the three months ended September 30, 2020, consisted of the following adjustments: $4.2 million for certain legal expenses; $0.4 million of loan fees; a $(0.8) million gain from currency remeasurement of our foreign operations; a $(0.9) million recovery from the Fraud Incident (as defined in our Annual Report on Form 10-K for the year ended December 31, 2019), net of additional administration expenses; and $(0.3) million other.
For the nine months ended September 30, 2020, consisted of the following adjustments: $34.7 million for certain legal expenses; a $2.1 million loss from currency remeasurement of our foreign operations; $1.2 million of loan fees; $0.2 million of fees related to our new swap agreements; a $(1.1) million recovery from the Fraud Incident, net of additional administration expense; $(0.5) million reimbursement of fees associated with the refinancing of our Senior Secured Credit Facility; and $(0.3) million of other.
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

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
U.S. Markets	$0.8	$0.8	$2.0	$2.0
International	1.4	2.4	4.7	8.2
Total	$2.1	$3.1	$6.7	$10.2
14. Contingencies
Legal and Regulatory Matters
In view of the inherent unpredictability of legal and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of legal and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for legal and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving legal and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. During the third quarter of 2020 we accrued amounts for certain legal and regulatory matters for which losses were considered to be probable of occurring based on our best estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from our current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however we cannot estimate a range of the potential losses for these matters.
The following discussion describes material developments in previously disclosed material legal and regulatory matters that occurred in the nine months ended September 30, 2020. Refer to Part II, Item 8, Footnote 21, “Contingencies” of our Annual Report on Form 10-K for the year ended December 31, 2019, for a full description of our material pending legal and regulatory matters at that time.

Ramirez v. Trans Union LLC
On February 27, 2020, the United States Court of Appeals for the Ninth Circuit issued its opinion in Ramirez v. Trans Union LLC, (No. 3:12-cv-00632-JSC, United States District Court for the Northern District of California), which affirmed in part and reversed and vacated in part the trial court’s judgment, holding that the punitive damages award was excessive in violation of constitutional due process. The appeals court remanded the case to the trial court with instructions to reduce the punitive damages award from approximately $52.0 million ($6,353.08 per class member) to approximately $32.0 million ($3,936.88 per class member). On April 8, 2020, the Ninth Circuit denied our petition for rehearing en banc. We determined that punitive damages were probable and reasonably estimable and recorded an estimated liability at March 31, 2020, in an amount equal to the portion of the punitive damages award affirmed by the Ninth Circuit and a partially offsetting insurance receivable, with expense of $30.5 million recorded in selling, general and administrative expense. We also recorded a related tax benefit of $7.6 million in our provision for income taxes. We recorded an additional reserve for this matter in the third quarter of 2020.

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
Factors Affecting Our Results of Operations
The following are certain key factors that have affected, or will affect future results of operations:
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
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures, social distancing requirements and various economic stimulus initiatives. While certain of these measures have been relaxed or reversed to varying degrees throughout the world, many have subsequently been reinstated and even tightened, adding an additional layer of uncertainty. The global spread of COVID-19 and actions taken in response to the pandemic have negatively affected workforces, customers, consumer confidence, financial markets, employment rates, consumer spending, credit markets and housing demand, caused significant economic and business disruption, volatility and financial uncertainty, and led to a significant economic downturn, including in the markets where we operate. Businesses and consumers continue to react and adapt to the uncertainty with varying degrees of success in the markets where we operate. Since mid-March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects, and business and consumer responses to such measures, have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. While we continue to see improvements in demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our business for an uncertain period of time. In addition, if the pandemic continues to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely impact our ability to access capital on favorable terms or at all.
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
The decline in demand for our services and solutions resulted in a reduction in certain costs that vary with revenue. In addition, we are actively monitoring our cost base and have taken and will continue to take actions with the goal of maintaining financial liquidity and flexibility, such as temporarily halting our travel-related expenses, slowing new hiring as we develop our understanding of the shape and the speed of the expected recovery and canceling in-person meetings. We continue to monitor and plan for other cost levers that we can pull and will evaluate whether additional cost control measures are necessary or desirable to enhance our liquidity and financial profile as the effects of the COVID-19 pandemic continue to evolve. However, there is no certainty that such measures, or measures that we have already taken, will be successful in mitigating the numerous operational, health and financial risks posed by COVID-19 and it may be necessary to further modify our business practices in the future, which could further materially and adversely impact our consolidated financial statements in future periods.
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
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, our allowance for doubtful accounts, stock-based compensation, goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While based on our current assessment of these estimates there was not a material impact to our consolidated financial statements as of and for the quarter ended September 30, 2020, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.
Our revenues are also significantly influenced by industry trends, including the demand for information services in financial services, healthcare, insurance and other industries we serve. Companies are increasingly relying on business analytics and big-data technologies to help process data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate and analyze data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their information service providers as well as solutions that fully integrate into their workflows. In the long term, and once the impact of COVID-19 subsides, we believe demand for consumer solutions will increase, with higher consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches, and more readily available free credit information. The complexity of existing regulations and the emergence of new regulations across the globe, including new and future COVID-19 related regulations on consumer and business activities and interactions and stimulus packages, will continue to make operations for businesses more complex.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition.
Recent Developments
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:

Since mid-March 2020, the COVID-19 pandemic and widespread measures implemented to contain its effects, and business and consumer responses to such measures have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. While we continue to see improvements in demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our business for an uncertain period of time.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter-parties that effectively fixes our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020 and expires on June 30, 2022 with an initial notional amount of $1,145.0 million which amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate which matches the variable rate on our loans. The second tranche commences on June 30, 2022 and expires on June 30, 2025 with an initial notional amount of $1,110.0 million which amortizes each quarter. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate which matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On February 27, 2020, the United States Court of Appeals for the Ninth Circuit affirmed in part and reversed and vacated in part the trial court’s judgment in Ramirez v. Trans Union LLC, reducing the trial court’s punitive damages award from approximately $52 million to approximately $32 million. As a result, at that time we recorded $30.5 million of legal expense in selling, general and administrative expenses in 2020. We recorded an additional reserve for this matter in the third quarter of 2020.
We also refinanced our senior secured credit facility in the fourth quarter of 2019. Since the middle of the second quarter of 2019, we have prepaid $340 million of our Senior Secured Term Loans. These actions resulted in lower interest expense for the thee- and nine-month periods of 2020, compared with the same periods in 2019.
Recent Acquisitions
We selectively evaluate acquisitions as a means to expand our business and international footprint and to enter new markets. Since January 1, 2019, we have completed the following acquisitions as of September 30, 2020, including those that impact the comparability of our results between periods:
•On August 14, 2020, we acquired 100% of the equity of Signal Digital, Inc. (“Signal”). Signal is a digital marketing company that provides tag management, data collection, and onboarding capabilities to customers for activation in the marketing ecosystem or for consumer personalization. The results of operations of Signal, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.
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

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, segment Adjusted EBITDA, cash provided by operating activities and cash paid for capital expenditures, and the non-GAAP measures Adjusted Revenue and consolidated Adjusted EBITDA. For the three and nine months ended September 30, 2020 and 2019, these key indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue and Adjusted Revenue:
Consolidated revenue as reported	$695.9	$689.3	$6.6	1.0%	$2,017.9	$1,970.5	$47.5	2.4%
Acquisition revenue-related adjustments(1)	—	—	—	nm	—	5.9	(5.9)	nm
Consolidated Adjusted Revenue(2)	$695.9	$689.3	$6.6	1.0%	$2,017.9	$1,976.4	$41.5	2.1%

U.S. Markets gross revenue	$438.5	$420.2	$18.2	4.3%	$1,265.8	$1,194.9	$70.9	5.9%
Acquisition revenue-related adjustments(1)	—	—	—	nm	—	0.4	(0.4)	nm
U.S. Markets gross Adjusted Revenue(2)	$438.5	$420.2	$18.2	4.3%	$1,265.8	$1,195.2	$70.6	5.9%

International gross revenue	$144.8	$160.0	$(15.1)	(9.5)%	$422.2	$457.1	$(34.9)	(7.6)%
Acquisition revenue-related adjustments(1)	—	—	—	nm	—	5.6	(5.6)	nm
International gross Adjusted Revenue(2)	$144.8	$160.0	$(15.1)	(9.5)%	$422.2	$462.7	$(40.4)	(8.7)%

Consumer Interactive gross revenue	$131.6	$127.8	$3.9	3.0%	$386.7	$374.7	$12.0	3.2%

Adjusted EBITDA(2):
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA(2):
Net income attributable to TransUnion	$102.8	$91.7	$11.1	12.1%	$241.5	$264.1	$(22.6)	(8.6)%
Discontinued operations	—	—	—	nm	—	4.6	(4.6)	nm
Net income from continuing operations attributable to TransUnion	102.8	91.7	11.1	12.1%	241.5	268.7	(27.2)	(10.1)%
Net interest expense	26.5	41.3	(14.9)	(36.0)%	94.6	128.2	(33.7)	(26.3)%
Provision for income taxes	32.1	24.2	7.8	32.2%	77.3	64.2	13.1	20.4%
Depreciation and amortization	92.2	88.7	3.5	3.9%	273.4	271.4	2.0	0.7%
EBITDA	253.5	246.0	7.5	3.1%	686.7	732.5	(45.8)	(6.2)%
Adjustments to EBITDA:
Acquisition revenue-related adjustments(1)	—	—	—	nm	—	5.9	(5.9)	nm
Stock-based compensation(3)	7.8	14.7	(6.9)	(46.8)%	29.5	35.6	(6.0)	(16.9)%
Mergers and acquisitions, divestitures and business optimization(4)	1.5	4.8	(3.4)	(69.3)%	12.9	(7.8)	20.7	nm
Accelerated technology investment(5)	4.5	—	4.5	nm	10.3	—	10.3	nm
Other(6)	2.6	15.4	(12.8)	(83.3)%	36.4	17.3	19.1	110.4%
Total adjustments to EBITDA	16.4	34.9	(18.5)	(53.0)%	89.2	51.0	38.2	74.9%
Consolidated Adjusted EBITDA(2)	$269.9	$280.9	$(11.0)	(3.9)%	$775.9	$783.5	$(7.6)	(1.0)%

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
U.S. Markets Adjusted EBITDA	$177.3	$181.0	$(3.7)	(2.1)%	$520.0	$498.5	$21.5	4.3%
International Adjusted EBITDA	56.7	64.0	(7.3)	(11.4)%	154.4	188.6	(34.1)	(18.1)%
Consumer Interactive Adjusted EBITDA	67.1	66.5	0.5	0.8%	186.2	185.8	0.3	0.2%
Corporate	(31.2)	(30.7)	(0.5)	1.5%	(84.7)	(89.4)	4.7	(5.3)%
Consolidated Adjusted EBITDA(2)	$269.9	$280.9	$(11.0)	(3.9)%	$775.9	$783.5	$(7.6)	(1.0)%

Other metrics:
Cash provided by operating activities of continuing operations	$178.8	$279.4	$(100.6)	(36.0)%	$558.2	$587.7	$(29.5)	(5.0)%
Capital expenditures	$(44.1)	$(44.1)	$—	—%	$(131.7)	$(132.1)	$0.4	(0.3)%
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
(2)We define Adjusted Revenue as GAAP revenue adjusted for certain acquisition-related deferred revenue and non-core contract-related revenue. Beginning in the third quarter of 2019, we no longer have these adjustments to revenue. We define Adjusted EBITDA as net income (loss) attributable to TransUnion plus (less) loss (income) from discontinued operations, plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus (less) the revenue adjustments included in Adjusted Revenue, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses including Callcredit integration-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income). We present Adjusted Revenue as a supplemental measure of revenue because we believe it provides a basis to compare revenue between periods. We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. Our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Under the credit agreement governing our Senior Secured Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019.

(3)Consisted of stock-based compensation and cash-settled stock-based compensation.
(4)For the three months ended September 30, 2020, consisted of the following adjustments: $1.5 million of acquisition expenses.
For the nine months ended September 30, 2020, consisted of the following adjustments: $7.5 million of Callcredit integration costs; a $4.8 million loss on the impairment of a Cost Method investment; $4.8 million of acquisition expenses; $0.3 million of adjustments to contingent consideration expense from previous acquisitions; a $(2.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $(1.8) million gain on the disposal of assets of a small business in our United Kingdom region that are classified as held-for-sale; and a $(0.1) million reimbursement for transition services provided to the buyers of certain of our discontinued operations.
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
(6)For the three months ended September 30, 2020, consisted of the following adjustments: $4.2 million for certain legal expenses; $0.4 million of loan fees; a $(0.8) million gain from currency remeasurement of our foreign operations; a $(0.9) million recovery from the Fraud Incident (as defined in our Annual Report on Form 10-K for the year ended December 31, 2019), net of additional administration expenses; and $(0.3) million other.
For the nine months ended September 30, 2020, consisted of the following adjustments: $34.7 million for certain legal expenses; a $2.1 million loss from currency remeasurement of our foreign operations; $1.2 million of loan fees; $0.2 million of fees related to our new swap agreements; a $(1.1) million recovery from the Fraud Incident, net of additional administration expense; $(0.5) million reimbursement of fees associated with the refinancing of our Senior Secured Credit Facility; and $(0.3) million of other.
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

Revenue
Since mid-March 2020, the COVID-19 pandemic and widespread measures implemented to contain its effects and business and consumer responses to such measures have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. While we continue to see improvements in demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our business for an uncertain period of time.
Revenue increased $6.6 million, or 1.0%, for the three months ended September 30, 2020, compared with the same period in 2019, due primarily to organic growth in the Financial Services vertical in the U.S. Markets segment, the Consumer Interactive segment, and the Canada region in the International segment, revenue from our recent acquisition in U.S. Markets Emerging Verticals and revenue from new product initiatives, partially offset by a decrease in revenue in the U.S. Markets Emerging Verticals and the other regions of our International segment, and a 0.6% decrease from the impact of weakening foreign currencies.
Revenue increased $47.5 million, or 2.4%, for the nine months ended September 30, 2020, compared with the same period in 2019, due primarily to organic growth in the Financial Services vertical in the U.S. Markets segment, the Consumer Interactive segment, and the Canada region in the International segment, revenue from recent acquisitions in U.S. Markets Emerging Verticals and revenue from new product initiatives, partially offset by a decrease in revenue in the U.S. Markets Emerging Verticals and the other regions of our International segment, and a 1.0% decrease from the impact of weakening foreign currencies.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
U.S. Markets:
Financial Services	$249.1	$225.3	$23.8	10.6%	$701.7	$627.4	$74.3	11.8%
Emerging Verticals	189.4	194.9	(5.5)	(2.8)%	564.1	567.5	(3.3)	(0.6)%
U.S. Markets gross revenue	438.5	420.2	18.2	4.3%	1,265.8	1,194.9	70.9	5.9%

International:
Canada	27.9	27.3	0.6	2.1%	78.5	75.7	2.8	3.7%
Latin America	21.7	26.4	(4.7)	(17.8)%	63.2	77.9	(14.7)	(18.9)%
United Kingdom	44.2	47.6	(3.4)	(7.2)%	132.1	136.4	(4.3)	(3.1)%
Africa	12.3	15.7	(3.4)	(21.7)%	35.6	44.7	(9.1)	(20.4)%
India	23.9	27.4	(3.5)	(12.8)%	72.4	80.0	(7.7)	(9.6)%
Asia Pacific	14.9	15.6	(0.7)	(4.2)%	40.5	42.4	(1.9)	(4.6)%
International gross revenue	144.8	160.0	(15.1)	(9.5)%	422.2	457.1	(34.9)	(7.6)%

Consumer Interactive gross revenue	131.6	127.8	3.9	3.0%	386.7	374.7	12.0	3.2%

Total gross revenue	$714.9	$708.0	$7.0	1.0%	$2,074.8	$2,026.7	$48.1	2.4%

Intersegment revenue eliminations:
U.S. Markets	$(17.2)	$(17.1)	$(0.1)	(0.7)%	$(51.7)	$(51.8)	—	0.1%
International	(1.4)	(1.3)	—	(3.3)%	(3.9)	(3.8)	(0.1)	(1.8)%
Consumer Interactive	(0.5)	(0.2)	(0.2)	(83.4)%	(1.3)	(0.6)	(0.6)	(95.9)%
Total intersegment revenue eliminations	(19.0)	(18.7)	(0.4)	(2.0)%	(56.8)	(56.2)	(0.6)	(1.1)%
Total revenue as reported	$695.9	$689.3	$6.6	1.0%	$2,017.9	$1,970.5	$47.5	2.4%

nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

U.S. Markets Segment
U.S. Markets revenue increased $18.2 million, or 4.3%, and $70.9 million, or 5.9%, for the three and nine months ended September 30, 2020, compared with the same periods in 2019. The increase in revenue for the three and nine-month periods is due primarily to an increase in revenue in the Financial Services vertical, partially offset by a decrease in revenue in Emerging Verticals.
Since mid-March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects and business and consumer responses to such measures have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in our U.S Markets segment. While we continue to see improvements in demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our U.S Markets segment for an uncertain period of time.
Financial Services: Revenue increased $23.8 million, or 10.6%, and $74.3 million, or 11.8%, for the three and nine months ended September 30, 2020, compared with the same periods in 2019. The increase in revenue for both periods is due primarily to improvements in market conditions in our mortgage line of business, as historically low interest rates drove refinance activity and the home purchase market had modest growth. The growth in the mortgage line of business, which may not persist, was partially offset by decreases in our other lines of business in both periods, which have shown some signs of improvement since the lows in April.
Emerging Verticals: Revenue decreased $5.5 million, or 2.8%, and $3.3 million, or 0.6%, for the three and nine months ended September 30, 2020, compared with the same periods in 2019. The decrease in revenue for the three-month period is due primarily to a decrease in the Healthcare, Diversified Markets, and Collections verticals, partially offset by an increase in the Media, Tenant & Employment and Public Sector verticals. The decrease in revenue for the nine-month period is due primarily to a decrease in the Collections, Diversified Markets, and Healthcare verticals, partially offset by an increase in the Insurance, Media, and Public Sector verticals.
International Segment
International revenue decreased $15.1 million, or 9.5%, and $34.9 million, or 7.6%, for the three and nine months ended September 30, 2020, compared with the same period in 2019. The decrease in revenue for the three month period is due primarily to the impact of COVID-19, and a decrease of 2.9% from the impact of weakening foreign currencies. The decrease in revenue for the nine month period is due primarily to the impact of COVID-19, and a decrease of 4.2% from the impact of weakening foreign currencies.
Since mid-March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects, and business and consumer responses to such measures have had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all regions of our International segment. In certain countries in our less developed regions, many of our customers are unable to operate as effectively or at all in a remote work-from-home environment, consumers are less able to transact online, and government stimulus efforts have generally been less than in the United States, all of which adversely impacted revenue in these regions. Our Canada, United Kingdom and Asia-Pacific regions were more in line, although weaker than the United States. While we continue to see improvements in demand for our services in the markets where we operate since the low point in April, the impact of COVID-19, including government measures and business and consumer responses to such measures, may continue to have a material adverse impact on our International segment for an uncertain period of time.
Canada: Revenue increased $0.6 million, or 2.1%, and $2.8 million, or 3.7%, for the three and nine months ended September 30, 2020, compared with the same periods in 2019. The increase in revenue for the three and nine-month periods is due primarily to higher local currency revenue from increased volumes including new product initiatives, partially offset by a decrease from the impact of COVID-19 primarily in the second and third quarters, and a decrease of 1.0% and 1.8% in each respective period from the impact of weakening foreign currencies.
Latin America: Revenue decreased $4.7 million, or 17.8%, and $14.7 million, or 18.9% for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to a decrease in local currency revenue as a result of COVID-19 primarily in the second and third quarters, and a decrease of 12.6% and 11.8% in each respective period from the impact of weakening foreign currencies.
United Kingdom: Revenue decreased $3.4 million, or 7.2%, and $4.3 million, or 3.1% for the three and nine months ended September 30, 2020, compared with the same periods in 2019. The decrease in revenue for the three-month period is due primarily to a decrease in local currency revenue as a result of COVID-19, partially offset by an increase of 4.2% from the impact of strengthening foreign currencies. The decrease in revenue for the nine-month period is due primarily to a decrease in local currency revenue as a result of COVID-19 primarily in the second and third quarters, partially offset by higher local currency revenue from increased volumes including new product initiatives in the first quarter. The impact from foreign currencies was negligible in the nine-month period.

Africa: Revenue decreased $3.4 million, or 21.7%, and $9.1 million, or 20.4%, for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to a decrease in local currency revenue as a result of COVID-19 primarily in the second and third quarters, and a decrease of 11.7% in both periods from the impact of weakening foreign currencies.
India: Revenue decreased $3.5 million, or 12.8%, and $7.7 million, or 9.6%, for the three and nine months ended September 30, 2020, compared with the same periods in 2019. The decrease in revenue for the three-month period is due primarily to a decrease in local currency revenue as a result of COVID-19 and a decrease of 5.1% from the impact of weakening foreign currencies. The decrease in revenue during the nine-month period is due primarily to a decrease in local currency revenue due to COVID-19 primarily in the second and third quarters, and a decrease of 4.8% from the impact of weakening foreign currencies, partially offset by higher local currency revenue from increased volumes including new product initiatives during the first quarter of 2020.
Asia Pacific: Revenue decreased $0.7 million, or 4.2%, and $1.9 million, or 4.6%, for the three and nine months ended September 30, 2020, compared with the same periods in 2019. The decrease in revenue for the three-month period is due primarily to a decrease in local currency revenue as a result of COVID-19, partially offset by an increase of 1.8% from the impact of strengthening foreign currencies. The decrease in revenue during the nine-month period is due primarily to a decrease in local currency revenue as a result of COVID-19 primarily in the second and third quarters, partially offset by an increase of 1.4% from the impact of strengthening foreign currencies.
Consumer Interactive Segment
Consumer Interactive revenue increased $3.9 million, or 3.0%, and $12.0 million, or 3.2%, for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to an increase in revenue in our direct channel. The impact of COVID-19, including government measures and business and consumer responses to such measures, may have a material and adverse impact on our Consumer Interactive segment for an uncertain period of time, particularly in our indirect channel.
Operating Expenses
Operating expenses for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of services	$222.4	$220.8	$1.6	0.7%	$666.1	$645.2	$21.0	3.2%
Selling, general and administrative	219.0	208.4	10.5	5.1%	655.4	600.8	54.6	9.1%
Depreciation and amortization	92.2	88.7	3.5	3.9%	273.4	271.4	2.0	0.7%
Total operating expenses	$533.6	$518.0	$15.6	3.0%	$1,594.9	$1,517.4	$77.5	5.1%
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
Cost of Services
Cost of services increased $1.6 million and $21.0 million for the three and nine months ended September 30, 2020, compared with the same periods in 2019.
The increase was due primarily to:
•an increase in labor costs in our U.S. Markets segment, as we invested in key strategic growth initiatives;
•an increase in costs from our accelerated technology investment; and
•an increase in product costs in our U.S. Markets and Consumer Interactive segments, primarily in the nine-month period, partially offset by:
•the impact of weakening foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $10.5 million and $54.6 million for the three and nine months ended September 30, 2020, compared with the same periods in 2019.

The increase was due primarily to:
•an increase of $18.3 million and $51.5 million in each respective period for legal and regulatory matters primarily related to the Ramirez litigation in the nine-month period;
•an increase in costs from our accelerated technology investment;
•an increase in bad debt expense due to an increase in our estimated reserves including our current expected impact of COVID-19, primarily in the first quarter; and
•an increase in advertising costs, primarily in our Consumer Interactive segment in the first quarter, partially offset by:
•a decrease in travel and entertainment expenses due to travel restrictions and shelter in place orders related to COVID-19;
•a decrease in stock-based compensation from lower expected achievement on certain performance-based awards due to COVID-19; and
•the impact of overall weakening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $3.5 million and $2.0 million for the three and nine months ended September 30, 2020, compared with the same periods in 2019. These change are due primarily to an increase in depreciation and amortization from recent acquisitions of tangible and intangible assets, partially offset by a decrease in amortization related to certain intangible assets from our 2012 change in control transaction that have become fully amortized.
Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Adjusted Revenue:
U.S. Markets gross Adjusted Revenue	$438.5	$420.2	$18.2	4.3%	$1,265.8	$1,195.2	$70.6	5.9%
International gross Adjusted Revenue	144.8	160.0	(15.1)	(9.5)%	422.2	462.7	(40.4)	(8.7)%
Consumer Interactive gross Adjusted Revenue	131.6	127.8	3.9	3.0%	386.7	374.7	12.0	3.2%
Total gross Adjusted Revenue	714.9	708.0	7.0	1.0%	2,074.8	2,032.6	42.2	2.1%
Less: intersegment revenue eliminations	(19.0)	(18.7)	(0.4)	(2.0)%	(56.8)	(56.2)	(0.6)	1.1%
Consolidated Adjusted Revenue	$695.9	$689.3	$6.6	1.0%	$2,017.9	$1,976.4	$41.5	2.1%

Adjusted EBITDA(1):
U.S. Markets	$177.3	$181.0	$(3.7)	(2.1)%	$520.0	$498.5	$21.5	4.3%
International	56.7	64.0	(7.3)	(11.4)%	154.4	188.6	(34.1)	(18.1)%
Consumer Interactive	67.1	66.5	0.5	0.8%	186.2	185.8	0.3	0.2%
Corporate	(31.2)	(30.7)	(0.5)	(1.5)%	(84.7)	(89.4)	4.7	5.3%
Consolidated Adjusted EBITDA(1)	$269.9	$280.9	$(11.0)	(3.9)%	$775.9	$783.5	$(7.6)	(1.0)%

Adjusted EBITDA margin(1):
U.S. Markets	40.4%	43.1%		(2.6)%	41.1%	41.7%		(0.6)%
International	39.2%	40.0%		(0.9)%	36.6%	40.8%		(4.2)%
Consumer Interactive	51.0%	52.1%		(1.1)%	48.1%	49.6%		(1.5)%
Consolidated Adjusted EBITDA margin(1)	38.8%	40.7%		(2.0)%	38.5%	39.6%		(1.2)%
Net income attributable to TransUnion as a percentage of revenue	14.8%	13.3%		1.5%	12.0%	13.4%		(1.4)%
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
Consolidated Adjusted EBITDA decreased $11.0 million and $7.6 million for the three and nine months ended September 30, 2020, compared to the same periods in 2019.
The decrease was due primarily to:
•an increase in expense for certain legal and regulatory matters;
•a decrease in revenue in our International segment;
•an increase in labor costs in our U.S. Markets segment, as we invested in key strategic growth initiatives; and
•an increase in product costs in our U.S. Markets and Consumer Interactive segment, partially offset by:
•an increase in revenue in our U.S. Markets and Consumer Interactive segment;
•a decrease in travel and entertainment expenses due to travel restrictions and shelter in place orders related to COVID-19; and
•the impact of weakening foreign currencies on the expenses of our International segment.
Adjusted EBITDA margin for the U.S. Markets segment decreased for the three and nine-month periods due primarily to the impact of COVID-19 on revenue in the Emerging Verticals and an increase in expense for certain legal and regulatory matters, partially offset by improving market conditions in the mortgage line of business in the Financial Services Vertical and a decrease in travel and entertainment expenses.
Adjusted EBITDA margins for the International segment decreased for both the three- and nine-month periods due primarily to the impact of COVID-19 on revenue, partially offset by a decrease in travel and entertainment expenses.
Adjusted EBITDA margin for the Consumer Interactive segment decreased due primarily to an increase in advertising costs in the nine-month period and an increase in variable product costs in both periods, partially offset by an increase in revenue in both periods.
Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$(27.6)	$(43.5)	$15.9	36.5%	$(98.7)	$(133.7)	$34.9	26.1%
Interest income	1.2	2.2	(1.0)	(46.2)%	4.2	5.4	(1.2)	(23.0)%
Earnings from equity method investments	2.1	3.1	(1.0)	(32.2)%	6.7	10.2	(3.5)	(34.0)%
Other income and expense, net:
Acquisition fees	(1.5)	(0.5)	(1.0)	(195.0)%	(4.8)	(2.1)	(2.7)	(123.8)%
Loan fees	(0.4)	(0.5)	0.1	18.5%	(0.7)	(1.5)	0.8	54.2%
Other income (expense), net	2.6	(19.6)	22.2	nm	(1.4)	3.0	(4.4)	nm
Total other income and expense, net	0.8	(20.6)	21.4	nm	(6.9)	(0.7)	(6.2)	nm
Non-operating income and expense	$(23.6)	$(58.8)	$35.2	59.9%	$(94.7)	$(118.7)	$24.0	20.2%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and nine months ended September 30, 2020, interest expense decreased $15.9 million and $34.9 million compared with the same periods in 2019, due primarily to the impact of the decrease in the average interest rate and a decrease in our average outstanding principal balance. We refinanced our Senior Secured Credit Facility in late 2019 resulting in a lower interest rate. Also, since the middle of the second quarter of 2019, we have prepaid $340 million of our Senior Secured Term Loans which impacts the comparability of interest expense between periods. Our future interest expense could be materially impacted by changes in our variable interest rates caused by COVID-19 or other macro-economic factors, to the extent our variable rate debt is not hedged with fixed rate debt.
Acquisition fees represent costs we have incurred for various acquisition-related efforts.
Other income (expense), net includes currency remeasurement gains and losses and other miscellaneous non-operating income and expense items. For the three months ended September 30, 2020, other income (expense), net included a $1.5 recovery of cash related to the Fraud Incident in 2019. For the nine months ended September 30, 2020, other income (expense), net included a $4.8 million loss on the impairment of an investment in a Cost Method investment, offset by a $2.5 million gain on another Cost Method investments resulting from observable price changes for similar investments of the same issue and a $2.1 million recovery of cash related to the Fraud Incident in 2019. For the three and nine months ended September 30, 2019, other income (expense), net included a $17.8 million charge for the fraudulent wire transfers from the Fraud Incident. For the nine-month period, other income (expense), net also included a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, offset by $8.6 million of impairments of other Cost Method investments.
Provision for Income Taxes
For the three months ended September 30, 2020, we reported an effective tax rate of 23.1%, which was higher than the 21.0% U.S. federal statutory rate due primarily to state taxes, foreign tax rate differences and accrued withholding taxes on unrepatriated foreign earnings, partially offset by excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2020, we reported an effective tax rate of 23.5%, which was higher than the 21.0% U.S. federal statutory rate due primarily to state taxes, foreign tax rate differences, accrued withholding taxes on unrepatriated foreign earnings and changes in valuation allowances for foreign tax credits, partially offset by $22.4 million of excess tax benefits on stock-based compensation.
We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. COVID-19 had no material impact on our assessment of the recoverability of our deferred tax assets at September 30, 2020. As additional information becomes available to us, our future assessment of the recoverability of our deferred tax assets could materially and adversely impact our consolidated financial statements in future reporting periods.
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
Significant Changes in Assets and Liabilities
Total goodwill decreased at September 30, 2020, compared with December 31, 2019, due primarily to the impact of changes in the foreign exchange rates of our international operations relative to the U.S. dollar on the translated balances of our foreign goodwill. Total other intangible assets decreased at September 30, 2020, compared with December 31, 2019, due primarily to additional amortization during 2020 and the impact of changes in the foreign exchange rates of our international operations relative to the U.S. dollar on the translated balances of our foreign intangible assets, offset by additional investments in internally developed software during 2020.

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
Cash and cash equivalents totaled $554.0 million and $274.1 million at September 30, 2020, and December 31, 2019, respectively, of which $255.1 million and $176.5 million was held outside the United States in each respective period. As of September 30, 2020, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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

Our board of directors declared a dividend of $0.075 per share on February 27, 2020, May 13, 2020 and August 5, 2020, to holders of record on March 13, 2020, May 28, 2020 and August 20, 2020, respectively. We paid dividends of $14.2 million, $14.3 million and $14.3 million on March 30, 2020, June 12, 2020 and September 4, 2020, respectively. Portions of the dividends declared are payable as dividend equivalents to employees who hold restricted stock units when those units vest.
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
Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2020	2019	Change
Cash provided by operating activities of continuing operations	$558.2	$587.7	$(29.5)
Cash used in investing activities of continuing operations	(153.5)	(155.1)	1.6
Cash used in financing activities	(109.9)	(373.0)	263.1
Cash used in discontinued operations	—	(7.3)	7.3
Effect of exchange rate changes on cash and cash equivalents	(14.9)	(3.8)	(11.1)
Net change in cash and cash equivalents	$279.9	$48.5	$231.4
Operating Activities
The decrease in cash provided by continuing operations was due primarily to a decrease in operating performance and a smaller increase in working capital compared to 2019 as a result of COVID-19, partially offset by lower interest expense.
Investing Activities
The decrease in cash used in investing activities was due primarily to a decrease in proceeds from the disposal of discontinued operations, partially offset by a decrease in cash used for acquisitions and purchases of noncontrolling interests.
Financing Activities
The decrease in cash used in financing activities was due primarily to debt prepayments made in 2019.
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
Cash paid for capital expenditures decreased $0.4 million, from $132.1 million for the nine months ended September 30, 2019, to $131.7 million for the nine months ended September 30, 2020.

Debt
Hedges
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with an initial notional amount of $1,145.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial notional amount of $1,110.0 million that amortizes each quarter. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,415.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $75 million or 7.5% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2020, we were in compliance with all debt covenants.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1, “Legal Proceedings,” of our subsequently filed Quarterly Reports on Form 10-Q, for a full description of our material pending legal and regulatory matters.
ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the discussion of risk factors affecting the Company as set forth in Part I, Item 1A "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended and supplemented by the risk factor set forth in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which are incorporated by reference into this Part II, Item 1A of this Form 10-Q, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	21,673	$89.39	—	$166.6
August 1 to August 31	905	88.84	—	$166.6
September 1 to September 30	5,250	87.14	—	$166.6
Total	27,828		—
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

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Third Amended and Restated Bylaws of TransUnion Amended as of May 12, 2020 (Incorporated by reference to Exhibit 3.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

October 27, 2020	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

October 27, 2020	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)