Form 10-Q
period 2021-03-31
TransUnion
filed 2021-04-27
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of March 31, 2021, there were 191.3 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$433.0	$493.0
Trade accounts receivable, net of allowance of $26.9 and $26.6	488.1	453.7
Other current assets	202.3	159.5
Total current assets	1,123.4	1,106.2
Property, plant and equipment, net of accumulated depreciation and amortization of $582.4 and $548.9	215.0	223.2
Goodwill	3,454.8	3,461.5
Other intangibles, net of accumulated amortization of $1,799.8 and $1,752.2	2,242.7	2,284.6
Other assets	251.7	236.1
Total assets	$7,287.6	$7,311.6
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$203.5	$193.2
Short-term debt and current portion of long-term debt	62.7	55.5
Other current liabilities	364.0	415.8
Total current liabilities	630.2	664.5
Long-term debt	3,293.3	3,398.7
Deferred taxes	407.8	396.8
Other liabilities	193.2	215.5
Total liabilities	4,524.5	4,675.5
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2021 and December 31, 2020, 196.8 million and 195.7 million shares issued at March 31, 2021 and December 31, 2020, respectively, and 191.3 million shares and 190.5 million shares outstanding as of March 31, 2021 and December 31, 2020, respectively	2.0	2.0
Additional paid-in capital	2,116.8	2,088.1
Treasury stock at cost; 5.5 million and 5.2 million shares at March 31, 2021 and December 31, 2020, respectively	(243.8)	(215.2)
Retained earnings	1,050.8	937.4
Accumulated other comprehensive loss	(260.3)	(272.1)
Total TransUnion stockholders’ equity	2,665.5	2,540.2
Noncontrolling interests	97.6	95.9
Total stockholders’ equity	2,763.1	2,636.1
Total liabilities and stockholders’ equity	$7,287.6	$7,311.6
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$745.3	$687.6
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	243.2	225.1
Selling, general and administrative	227.2	235.4
Depreciation and amortization	94.3	90.3
Total operating expenses	564.6	550.8
Operating income	180.7	136.8
Non-operating income and (expense)
Interest expense	(25.8)	(37.7)
Interest income	0.7	1.9
Earnings from equity method investments	3.0	2.6
Other income and (expense), net	(0.4)	(7.0)
Total non-operating income and (expense)	(22.5)	(40.2)
Income before income taxes	158.2	96.6
Provision for income taxes	(27.5)	(22.3)
Net income	130.6	74.3
Less: net (income) loss attributable to the noncontrolling interests	(2.7)	(4.1)
Net income attributable to TransUnion	$127.9	$70.2

Weighted-average shares outstanding:
Basic	190.9	189.2
Diluted	192.5	192.2
Earnings Per Share:
Basic	$0.67	$0.37
Diluted	$0.66	$0.37
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Net income	$130.6	$74.3
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(10.9)	(183.0)
Benefit for income taxes	0.3	0.4
Foreign currency translation, net	(10.6)	(182.6)
Hedge instruments:
Net change on interest rate cap	—	(0.5)
Net change on interest rate swap	28.3	(46.9)
Benefit (expense) for income taxes	(7.0)	11.7
Hedge instruments, net	21.3	(35.7)
Total other comprehensive income (loss), net of tax	10.7	(218.3)
Comprehensive income	141.3	(144.0)
Less: comprehensive income attributable to noncontrolling interests	(1.7)	(2.4)
Comprehensive income (loss) attributable to TransUnion	$139.6	$(146.4)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$130.6	$74.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94.3	90.3
Net gain on investments in affiliated companies and assets of businesses held for sale	(0.5)	(1.8)
Deferred taxes	4.0	(0.6)
Stock-based compensation	17.9	4.9
Provision for losses on trade accounts receivable	1.1	6.2
Other	0.5	1.3
Changes in assets and liabilities:
Trade accounts receivable	(35.3)	(40.6)
Other current and long-term assets	(23.4)	(0.5)
Trade accounts payable	7.2	12.3
Other current and long-term liabilities	(51.6)	(20.3)
Cash provided by operating activities	144.8	125.5
Cash flows from investing activities:
Capital expenditures	(43.2)	(42.0)
Proceeds from sale/maturities of other investments	1.5	19.4
Purchases of other investments	(19.8)	(0.2)
Purchases of convertible notes and investments in nonconsolidated affiliates	(10.0)	(5.2)
Other	(0.4)	2.5
Cash used in investing activities	(71.9)	(25.5)
Cash flows from financing activities:
Repayments of debt	(99.6)	(13.8)
Proceeds from issuance of common stock and exercise of stock options	10.1	10.9
Dividends to shareholders	(15.0)	(14.7)
Employee taxes paid on restricted stock units recorded as treasury stock	(27.7)	(32.1)
Cash used in financing activities	(132.2)	(49.7)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(18.7)
Net change in cash and cash equivalents	(60.0)	31.6
Cash and cash equivalents, beginning of period	493.0	274.1
Cash and cash equivalents, end of period	$433.0	$305.7
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2019	188.7	$1.9	$2,022.3	$(179.2)	$652.0	$(251.6)	$94.0	$2,339.4
Net income	—	—	—	—	70.2	—	4.1	74.3
Other comprehensive income	—	—	—	—	—	(216.6)	(1.7)	(218.3)
Stock-based compensation	—	—	4.1	—	—	—	—	4.1
Employee share purchase plan	0.1	—	8.9	—	—	—	—	8.9
Exercise of stock options	0.4	—	2.8	—	—	—	—	2.8
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(32.6)	—	—	—	(32.6)
Dividends to shareholders	—	—	—	—	(14.4)	—	—	(14.4)
Other	—	—	—	—	(0.1)	—	0.1	—
Balance, March 31, 2020	189.8	$1.9	$2,038.1	$(211.8)	$707.7	$(468.2)	$96.5	$2,164.2

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	190.5	$2.0	$2,088.1	$(215.2)	$937.4	$(272.1)	$95.9	$2,636.1
Net income	—	—	—	—	127.9	—	2.7	130.6
Other comprehensive income	—	—	—	—	—	11.7	(1.0)	10.7
Stock-based compensation	—	—	17.0	—	—	—	—	17.0
Employee share purchase plan	0.1	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	1.0	—	—	—	—	1.0
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.5)	—	—	—	(28.5)
Dividends to shareholders	—	—	—	—	(14.5)	—	—	(14.5)
Balance, March 31, 2021	191.3	$2.0	$2,116.8	$(243.8)	$1,050.8	$(260.3)	$97.6	$2,763.1
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of TransUnion have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables. The operating results of TransUnion for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The Company’s year-end Consolidated Balance Sheet data was derived from audited financial statements. Therefore, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2021.
Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “our,” “us,” and “its” refers to TransUnion and its consolidated subsidiaries, collectively.
For the periods presented, TransUnion does not have any material assets, liabilities, revenues, expenses or operations of any kind other than its ownership investment in TransUnion Intermediate Holdings, Inc..
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
Impact of coronavirus (“COVID-19”) On Our Financial Statements
Beginning in the middle of March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects, and business and consumer responses to such measures, had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. While we continue to see improvements in demand for our services to varying degrees in the markets where we operate since the low point in April 2020, including encouraging results in the first quarter of 2021, given the continuously evolving and unpredictable nature of the coronavirus, the impact of COVID-19 may have a material and adverse impact on various aspects of our business, including our results of operations and financial condition, in the future.
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

The following is a rollforward of the allowance for doubtful accounts for the periods presented:

	Three Months Ended March 31,
	2021	2020
Beginning Balance	$26.6	$19.0
Provision for losses on trade accounts receivable	1.1	6.2
Write-offs, net of recovered accounts	(0.8)	(2.0)
Ending balance	$26.9	$23.2
Recently Adopted Accounting Pronouncements
On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740. Among other things it eliminates the need for organizations to analyze whether the following apply in a given period: an exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and an exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This amendment also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods therein. Upon adoption, this guidance did not have a material impact on our consolidated financial statements.

On January 16, 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This amendment, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. This amendment also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods therein. Upon adoption, this guidance had no impact our consolidated financial statements as we had not such transactions at the time of adoption.

2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale debt securities (Note 3)	$3.3	$—	$3.3	$—
Interest rate swaps (Notes 4 and 8)	4.4	—	4.4	—
Total	$7.7	$—	$7.7	$—

Liabilities
Interest rate swaps (Notes 7 and 8)	$65.7	$—	$65.7	$—
Contingent consideration (Note 6)	42.5	—	—	42.5
Total	$108.2	$—	$65.7	$42.5
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale debt securities (Note 3)	$3.2	$—	$3.2	$—
Total	$3.2	$—	$3.2	$—

Liabilities
Interest rate swaps (Notes 7 and 8)	$89.7	$—	$89.7	$—
Contingent consideration (Note 6)	41.4	—	—	41.4
Total	$131.1	$—	$89.7	$41.4
Level 2 instruments consist of foreign exchange-traded corporate bonds and interest rate swaps. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 8, “Debt,” there are two tranches of interest rate swaps that we entered into in 2020. As of March 31, 2021, one of those tranches is in an asset position, and the other is in a liability position.
Level 3 instruments are contingent consideration obligations related to companies we acquire with remaining maximum payouts totaling $44.1 million. These obligations are contingent upon meeting certain revenue performance metrics through March 31, 2021, with a portion of the payout due in 2022, and are included in other current liabilities and other liabilities on our balance sheet. The fair values of the obligations are determined based on an income approach, using our expectations of the future expected revenue of the acquired entities. We assess the fair value of these obligations each reporting period with any changes reflected as gains or losses in selling, general and administrative expenses in the consolidated statements of income. During the first quarter of 2021 and 2020, we increased this liability by $1.1 million and $0.3 million, respectively, as a result of changes to the fair value of these obligations, with an offset to expense. There were no other changes to the contingent consideration obligation for either period.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Prepaid expenses	$115.7	$84.7
Marketable securities (Note 2)	3.3	3.2
Contract assets (Note 10)	1.2	1.8
Other	82.1	69.8
Total other current assets	$202.3	$159.5
4. Other Assets
Other assets consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Investments in affiliated companies (Note 5)	$139.9	$138.8
Right-of-use lease assets	64.4	65.6
Interest rate swaps (Notes 2 and 8)	4.4	—
Other	43.0	31.7
Total other assets	$251.7	$236.1
5. Investments in Affiliated Companies
Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to our businesses.
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

Investments in affiliated companies consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Equity Method investments	$47.0	$46.1
Cost Method investments	92.9	92.7
Total investments in affiliated companies (Note 4)	$139.9	$138.8
These balances are included in other assets in the consolidated balance sheets.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended March 31,
(in millions)	2021	2020
Earnings from equity method investments (Note 13)	$3.0	$2.6
Dividends received from equity method investments	$0.6	$0.6

6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Accrued payroll and employee benefits	$92.6	$149.3
Deferred revenue (Note 10)	92.1	85.5
Accrued legal and regulatory (Note 14)	79.5	76.0
Contingent consideration (Note 2)	38.8	37.8
Operating lease liabilities	14.1	17.9
Other	46.9	49.3
Total other current liabilities	$364.0	$415.8
The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2021 that were earned in 2020.
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Interest rate swaps (Notes 2 and 8)	$65.7	$89.7
Operating lease liabilities	57.1	54.0
Unrecognized tax benefits, net of indirect tax effects (Note 12)	34.8	34.4
Deferred revenue (Note 10)	1.6	3.0
Other	34.0	34.4
Total other liabilities	$193.2	$215.5
The decrease in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.
8. Debt
Debt outstanding consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.86% at March 31, 2021, and 1.90% at December 31, 2020), net of original issue discount and deferred financing fees of $3.6 million and $8.8 million, respectively, at March 31, 2021, and original issue discount and deferred financing fees of $3.9 million and $9.5 million, respectively, at December 31, 2020	$2,245.1	$2,335.6
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.36% at March 31, 2021, and 1.40% at December 31, 2020), net of original issue discount and deferred financing fees of $2.4 million and $1.5 million, respectively, at March 31, 2021, and original issue discount and deferred financing fees of $2.6 million and $1.6 million, respectively, at December 31, 2020	1,110.1	1,117.0
Senior Secured Revolving Credit Facility	—	—
Other notes payable	0.5	1.4
Finance leases	0.3	0.2
Total debt	3,356.0	3,454.2
Less short-term debt and current portion of long-term debt	(62.7)	(55.5)
Total long-term debt	$3,293.3	$3,398.7

Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-5, Senior Secured Term Loan A-3 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
For the three months ended March 31, 2021, we prepaid $85.0 million of our Senior Secured Term Loan B-5, funded from our cash on hand. As a result of this prepayment, we expensed $0.5 million of our unamortized original issue discount and deferred financing fees to other income and expense in the consolidated statement of income.
As of March 31, 2021, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $75 million or 7.5% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2021, we were in compliance with all debt covenants.
Interest Rate Hedging
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,135.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,405.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counter parties that effectively capped our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt at 0.75% beginning June 30, 2016. These cap agreements expired on June 30, 2020, and were previously designated as cash flow hedges.
The change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The net change in the fair value of the swaps resulted in an unrealized gain of $28.3 million ($21.3 million, net of tax) and an unrealized loss of $46.9 million ($35.3 million, net of tax) for the three months ended March 31, 2021, and 2020, respectively, recorded in other comprehensive income. Interest expense on the swaps in the three months ended March 31, 2021 and 2020 was $10.2 million ($7.7 million, net of tax) and $3.7 million ($3.1 million, net of tax), respectively. We currently expect to recognize a loss of approximately $40.3 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.

The net change in the fair value of the caps resulted in a recognition into interest expense previously unrealized loss of $0.5 million ($0.3 million, net of tax) for the three months ended March 31, 2020, recorded in other comprehensive income. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three months ended March 31, 2020, was expense of $2.1 million ($1.8 million, net of tax).
Fair Value of Debt
As of March 31, 2021 and December 31, 2020 the fair value of our variable-rate Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees was approximately $2,244.8 million and $2,351.9 million, respectively. As of March 31, 2021 and December 31, 2020, the fair value of our Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees, was approximately $1,107.1 million and $1,112.8 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
9. Stockholders’ Equity
Common Stock Dividends
Our board of directors declared a dividend of $0.075 per share on February 24, 2021 to holders of record on March 11, 2021. We paid dividends of $14.3 million on March 26, 2021. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
During the first quarter of 2021 and 2020, 0.9 million outstanding employee restricted stock units vested and became taxable to the employees. During the first quarter of 2021 and 2020, the employees used 0.3 million shares of the vested stock to satisfy their payroll tax withholding obligations in a net share settlement arrangement whereby the employees received 0.6 million of the shares and gave TransUnion the remaining 0.3 million shares that we have recorded as treasury stock. During the first quarter of 2021 and 2020, we remitted cash equivalent $27.7 million and $32.1 million, respectively, of the vest date value of the treasury stock to the respective governmental agencies in settlement of the employee withholding tax obligations.
Preferred Stock
As of March 31, 2021 and December 31, 2020, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.

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
Most of our Stand Ready Performance Obligations consist of a series of distinct goods and services that are substantially the same and have the same monthly pattern of transfer to our customers. We consider each month of service in this time series to be a distinct performance obligation and, accordingly, recognize revenue over time. For a majority of these Stand Ready Performance Obligations, the total contractual price is variable because our obligation is to process an unknown quantity of transactions, as and when requested by our customers, over the contract period. We allocate the variable price to each month of service using the time-series concept and recognize revenue based on the most likely amount of consideration to which we will be entitled, which is generally the amount we have the right to invoice. This monthly amount can be based on the actual volume of units delivered or a guaranteed minimum, if higher. Occasionally we have contracts where the amount we will be entitled to for the transactions processed is uncertain, in which case we estimate the revenue based on what we consider to be the most likely amount of consideration we will be entitled to, and adjust any estimates as facts and circumstances evolve.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of March 31, 2021.
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
As of March 31, 2021 and March 31, 2020, there were 0.3 million and 1.3 million contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, respectively, because the contingencies had not been met.
Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Net income	$130.6	$74.3
Less: net (income) loss attributable to the noncontrolling interests	(2.7)	(4.1)
Net income (loss) attributable to TransUnion	$127.9	$70.2

Weighted-average shares outstanding:
Basic	190.9	189.2
Dilutive impact of stock based awards	1.6	3.0
Diluted	192.5	192.2

Earnings Per Share:
Basic	$0.67	$0.37
Diluted	$0.66	$0.37

Anti-dilutive weighted stock-based awards outstanding	0.3	0.2

12. Income Taxes
For the three months ended March 31, 2021, we reported an effective tax rate of 17.4%, which was lower than the 21.0% U.S. federal statutory rate due primarily to $5.8 million of excess tax benefits on stock-based compensation and $5.6 million of discrete tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2018 tax year, partially offset by state taxes and other rate impacting items. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available.
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
The gross amount of unrecognized tax benefits which excludes indirect tax effects was $37.7 million as of March 31, 2021, and $36.9 million as of December 31, 2020. The amounts that would affect the effective tax rate if recognized are $18.3 million and $18.5 million, respectively. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $5.1 million as of March 31, 2021, $4.8 million as of December 31, 2020. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2015 and forward in some state jurisdictions, and 2012 and forward for U.S. federal income tax purposes.
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
We define Adjusted EBITDA as net income (loss) attributable to each segment plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income).
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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended March 31,
(in millions)	2021	2020
Gross Revenue:
U.S. Markets:
Financial Services	$263.1	$230.4
Emerging Verticals	205.0	191.5
Total U.S. Markets	468.1	421.9

International:
Canada	30.4	26.5
Latin America	24.1	24.3
United Kingdom	50.3	48.8
Africa	13.7	14.3
India	34.0	30.8
Asia Pacific	13.8	13.0
Total International	166.3	157.7

Total Consumer Interactive	130.4	126.7

Total revenue, gross	$764.7	$706.3

Intersegment revenue eliminations:
U.S. Markets	$(17.4)	$(17.1)
International	(1.4)	(1.3)
Consumer Interactive	(0.5)	(0.4)
Total intersegment eliminations	(19.4)	(18.7)
Total revenue as reported	$745.3	$687.6
As a result of displaying amounts in millions, rounding differences may exist in the tables above and below.

A reconciliation of Segment Adjusted EBITDA to income before taxes for the periods presented is as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
U.S. Markets Adjusted EBITDA	$198.8	$171.5
International Adjusted EBITDA	71.4	60.2
Consumer Interactive Adjusted EBITDA	58.5	57.4
Total	328.8	289.1
Adjustments to reconcile to income before income taxes:
Corporate expenses(1)	(28.4)	(25.8)
Net interest expense	(25.1)	(35.8)
Depreciation and amortization	(94.3)	(90.3)
Stock-based compensation(2)	(16.3)	(2.3)
Mergers and acquisitions, divestitures and business optimization(3)	(1.8)	(4.3)
Accelerated technology investment(4)	(7.3)	(2.5)
Net other(5)	(0.1)	(35.7)
Net loss (income) attributable to non-controlling interests	2.7	4.1
Total adjustments	(170.6)	(192.5)
Income before income taxes	$158.2	$96.6
As a result of displaying amounts in millions, rounding differences may exist in the table above.
(1)Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
(2)Consisted of stock-based compensation and cash-settled stock-based compensation.
(3)For the three months ended March 31, 2021, consisted of the following adjustments: $1.1 million of adjustments to contingent consideration expense from previous acquisitions; $1.1 million of acquisition expenses; and a $(0.5) million gain on the sale of a cost method investment.
For the three months ended March 31, 2020, consisted of the following adjustments: a $3.8 million of Callcredit integration costs; $2.1 million of acquisition expenses; a $0.3 million adjustment to contingent consideration expense from previous acquisitions; $(1.8) million gain on the disposal of assets of a small business in our United Kingdom region that are classified as held-for-sale; and a $(0.1) million reimbursement for transition services provided to the buyers of certain of our discontinued operations.
(4)Represents expenses associated with our accelerated technology investment to migrate to the cloud.
(5)For the three months ended March 31, 2021, consisted of the following adjustments: $0.1 million of net other which includes deferred loan fees written off as a result of prepayments on our debt, loan fees, and gain from currency remeasurement of our foreign operations.
For the three months ended March 31, 2020, consisted of the following adjustments: $30.5 million for certain legal expenses; a $4.9 million loss from currency remeasurement of our foreign operations; and $(0.1) million of net other, which includes fees related to our new swap agreements, administrative expenses associated with the Fraud Incident and a reimbursement of fees associated with the refinancing of our Senior Secured Credit Facility.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
U.S. Markets	$0.6	$0.6
International	2.4	1.9
Total	$3.0	$2.6

14. Contingencies
Legal and Regulatory Matters
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
In view of the inherent unpredictability of legal and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of legal and regulatory matters or the eventual loss, fines or penalties, if any, that may result from such matters. We establish reserves for legal and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. However, for certain of the matters described below, we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. The actual costs of resolving legal and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. We accrue amounts for certain legal and regulatory matters for which losses are considered to be probable of occurring based on our best estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from our current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however we cannot estimate a range of the potential losses for these matters.
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
As of March 31, 2021 and December 31, 2020, we have accrued liabilities of $79.5 million and $76.0 million, respectively, for anticipated claims. These amounts are included in other accrued liabilities in the consolidated balance sheets. Litigation expense is included in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
There are no new material updates to our legal and regulatory disclosures for the quarter ended March 31, 2021.
Refer to Part II, Item 8, Footnote 20, “Contingencies” of our Annual Report on Form 10-K for the year ended December 31, 2020, for a full description of our material pending legal and regulatory matters at that time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
The global spread of COVID-19 and actions taken in response to the virus continue to negatively affect workforces, customers, consumer confidence, financial markets, employment rates, consumer spending, credit markets and housing demand, and has caused significant economic, business and social disruptions, volatility and financial uncertainty to various degrees in many of the markets where we operate. In 2020, the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments beginning in the middle of March 2020. However, after reaching a low point in April 2020, we have seen ongoing improvements in demand for our services to varying degrees in the markets where we operate. These improvements in demand continued through the first quarter of 2021 and, in many of the market verticals and regions in which we operate, grew stronger as the quarter progressed. Notwithstanding our encouraging first quarter 2021 results, given the continuously evolving and unpredictable nature of the coronavirus, the impact of COVID-19, including government measures and business and consumer responses to such measures, may have a material and adverse impact on our business in the future.
In the face of these challenges, our primary focus continues to be the health and safety of our associates, our customers, and the wider communities in which we operate. We continue to operate in a work-from-home model in every market we serve, and are assessing our future workspace needs. We also encourage our associates to get vaccinated, when possible, and have implemented flexible policies that enable them to do so. We remain focused on ensuring impacted consumers are aware of resources and relief available to them, and we continue to work directly with our partners across the broader consumer credit ecosystem. These efforts have allowed us to protect our associates and the broader population while continuing to operate our businesses and provide services and solutions to the customers and consumers we serve.
The extent to which COVID-19 impacts our business, operations and our consolidated financial statements is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic; the effectiveness and adoption of vaccine programs; the impact on worldwide macroeconomic conditions during and after the pandemic, including interest rates, employment rates, consumer confidence, and foreign exchange rates in each of the markets in which we operate; governmental, business and individuals’ actions that have been taken and continue to evolve in response to the pandemic, which could include limitations on and changes to our operations or mandates to provide services; the effect on our customers; changes in customer and consumer demand for our services; the effect on consumer confidence and spending; our ability to sell and provide our services, including the impact of travel restrictions and people working from home; the ability of our customers to pay for our services on a timely basis or at all; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees, business partners and suppliers. Each of these factors could cause or contribute to the risks and uncertainties described in Part I, Item 1.A, “Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2021, and could materially and adversely impact our business, consolidated financial statements and our stock price.
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
Recent Developments
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:
In March 2021, we prepaid $85.0 million of our Senior Secured Term Loan B-5, funded from our cash on hand. In December 2020, we prepaid $150.0 million of our Senior Secured Term Loans, funded from our cash on hand.
In 2020, the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments beginning in the middle of March 2020. However, after reaching a low point in April 2020, we have seen ongoing improvements in demand for our services to varying degrees in the markets where we operate. These improvements in demand continued through the first quarter of 2021 and, in many of the market verticals and regions in which we operate, grew stronger as the quarter progressed. Notwithstanding our encouraging first quarter 2021 results, given the continuously evolving and unpredictable nature of the coronavirus, the impact of COVID-19, including government measures and business and consumer responses to such measures, may have a material and adverse impact on our business in the future.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter parties that effectively fixes our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. See Part I, Item I, Note 8, “Debt,” for additional information about these swap agreements.
On February 27, 2020, the United States Court of Appeals for the Ninth Circuit affirmed in part and reversed and vacated in part the trial court’s judgment in Ramirez v. Trans Union LLC, reducing the trial court’s punitive damages award from approximately $52 million to approximately $32 million. As a result, in the first quarter of 2020 we recorded $30.5 million of legal expense in selling, general and administrative expenses. We recorded an additional reserve for this matter in the third quarter of 2020. On December 16, 2020, the United States Supreme Court granted the Petition for Certiorari with respect to whether Article III of the United States Constitution or Rule 23 of the Federal Rules of Civil Procedure permit a damages class action where the vast majority of the class suffered no actual injury, let alone an injury anything like what the class representative suffered. Oral arguments were heard on March 30, 2021, and a ruling will be issued by June 30, 2021.
Recent Acquisitions
We selectively evaluate acquisitions as a means to expand our business and international footprint and to enter new markets. Since January 1, 2020, we have completed the following acquisitions, including those that impact the comparability of our results between periods:
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

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, segment Adjusted EBITDA, cash provided by operating activities and cash paid for capital expenditures, and the non-GAAP measure consolidated Adjusted EBITDA. For the three months ended March 31, 2021 and 2020, these key indicators were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Revenue and Adjusted Revenue:
Consolidated revenue as reported	$745.3	$687.6	$57.7	8.4%

U.S. Markets gross revenue	468.1	421.9	46.2	11.0%
International gross revenue	166.3	157.7	8.5	5.4%
Consumer Interactive gross revenue	130.4	126.7	3.6	2.9%

Adjusted EBITDA(1):
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA(1):
Net income attributable to TransUnion	127.9	70.2	57.7	82.2%
Net interest expense	25.1	35.8	(10.6)	(29.7)%
Provision for income taxes	27.5	22.3	5.3	23.6%
Depreciation and amortization	94.3	90.3	3.9	4.4%
EBITDA	274.8	218.5	56.3	25.8%
Adjustments to EBITDA:
Stock-based compensation(2)	16.3	2.3	14.0	nm
Mergers and acquisitions, divestitures and business optimization(3)	1.8	4.3	(2.5)	(57.8)%
Accelerated technology investment(4)	7.3	2.5	4.8	nm
Net other(5)	0.1	35.7	(35.6)	(99.6)%
Total adjustments to EBITDA	25.6	44.8	(19.3)	(42.9)%
Consolidated Adjusted EBITDA(1)	$300.4	$263.4	$37.0	14.1%

U.S. Markets Adjusted EBITDA	$198.8	$171.5	$27.3	15.9%
International Adjusted EBITDA	71.4	60.2	11.2	18.6%
Consumer Interactive Adjusted EBITDA	58.5	57.4	1.1	2.0%
Corporate	(28.4)	(25.8)	(2.6)	10.0%
Consolidated Adjusted EBITDA(1)	$300.4	$263.4	$37.0	14.1%

Other metrics:
Cash provided by operating activities	144.8	125.5	$19.3	15.4%
Capital expenditures	(43.2)	$(42.0)	$(1.2)	2.9%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the tables above and footnotes below.
(1)We define Adjusted EBITDA as net income (loss) attributable to TransUnion, plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income). We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. Our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Under the credit agreement governing our Senior Secured Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three months ended March 31, 2021 and 2020.
(2)Consisted of stock-based compensation and cash-settled stock-based compensation.
(3)For the three months ended March 31, 2021, consisted of the following adjustments: $1.1 million of adjustments to contingent consideration expense from previous acquisitions; $1.1 million of acquisition expenses; and a $(0.5) gain on the sale of a cost method investment.
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
(4)Represents expenses associated with our accelerated technology investment.
(5)For the three months ended March 31, 2021, consisted of the following adjustments: $0.1 million of net other, which includes deferred loan fees written off as a result of prepayments on our debt, loan fees, and gain from currency remeasurement of our foreign operations.
For the three months ended March 31, 2020, consisted of the following adjustments: $30.5 million for certain legal expenses; a $4.9 million loss from currency remeasurement of our foreign operations; and $0.3 million of net other, which includes loan fees, fees related to our new swap agreement, administrative expenses associated with the Fraud Incident, and a reimbursement of fees associated with the refinancing of our Senior Secured Credit Facility.

Revenue
In the first quarter of 2021, we saw ongoing improvement in demand for our services and our revenue to varying degrees in the markets where we operate compared with the first quarter of 2020. In most of the markets we serve, these improvements grew stronger as the quarter progressed. Beginning in the middle of March 2020, the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. Notwithstanding our encouraging first quarter 2021 results, given the continuously evolving and unpredictable nature of the coronavirus, the impact of COVID-19, including government measures and business and consumer responses to such measures, may have a material and adverse impact on our business in the future.
Revenue increased $57.7 million, or 8.4%, for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to organic growth in all of our segments, revenue from our recent acquisition in the U.S. Markets segment, revenue from new product initiatives, and a 0.6% increase from the impact of strengthening foreign currencies.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
U.S. Markets:
Financial Services	$263.1	$230.4	$32.7	14.2%
Emerging Verticals	205.0	191.5	13.5	7.1%
U.S. Markets gross revenue	468.1	421.9	46.2	11.0%

International:
Canada	30.4	26.5	3.9	14.7%
Latin America	24.1	24.3	(0.2)	(0.9)%
United Kingdom	50.3	48.8	1.5	3.1%
Africa	13.7	14.3	(0.6)	(4.2)%
India	34.0	30.8	3.2	10.2%
Asia Pacific	13.8	13.0	0.8	5.8%
International gross revenue	166.3	157.7	8.5	5.4%

Consumer Interactive gross revenue	130.4	126.7	3.6	2.9%

Total gross revenue	$764.7	$706.3	$58.4	8.3%

Intersegment revenue eliminations:
U.S. Markets	$(17.4)	$(17.1)	$(0.4)	(2.2)%
International	(1.4)	(1.3)	(0.2)	(13.5)%
Consumer Interactive	(0.5)	(0.4)	(0.1)	(28.8)%
Total intersegment revenue eliminations	(19.4)	(18.7)	(0.7)	(3.6)%
Total revenue as reported	$745.3	$687.6	$57.7	8.4%

nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
U.S. Markets Segment
U.S. Markets revenue increased $46.2 million, or 11.0%, for the three months ended March 31, 2021, compared with the same period in 2020, due to an increase in revenue in both verticals, including revenue from our recent acquisitions, primarily in our Emerging Markets vertical.

Financial Services: Revenue increased $32.7 million, or 14.2%, for the three months ended March 31, 2021, compared with the same period in 2020. The increase in revenue is due primarily to ongoing improvements in market conditions in our mortgage line of business, which may not persist, as historically low interest rates continue to drive refinance activity and home purchases, as well as growth in our auto line of business. These improvements were partially offset by decreases in our consumer lending and cards and payments lines of business, which continue to show ongoing improvements since the low point in April 2020, and grew stronger as the quarter progressed.
Emerging Verticals: Revenue increased $13.5 million, or 7.1%, for the three months ended March 31, 2021, compared with the same period in 2020. The increase in revenue is due primarily to improvements in all of the verticals, except for Healthcare and Collections, and includes an increase of 2.8% from our recent acquisitions.
International Segment
In certain countries in our less developed regions, many of our customers are unable to operate as effectively, or at all, in a work-from-home environment, consumers are less able to transact online, and government stimulus and vaccination efforts have generally been less successful than in our more developed regions, all of which adversely impacted revenue in these regions for the first quarter of 2021.
International revenue increased $8.5 million, or 5.4%, for the three months ended March 31, 2021, compared with the same period in 2020. The increase in revenue for the three-month period is due primarily to higher local currency revenue in most regions from increased volumes and an increase of 2.5% from the impact of strengthening foreign currencies, partially offset by the impact of COVID-19.
Canada: Revenue increased $3.9 million, or 14.7%, for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to higher local currency revenue from increased volumes including new product initiatives and an increase of 6.2% from the impact of strengthening foreign currencies, partially offset by the impact of COVID-19.
Latin America: Revenue decreased $0.2 million, or 0.9%, for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to a decrease of 5.8% from the impact of weakening foreign currencies, partially offset by an increase in local currency revenue from increased volumes including new product initiatives.
United Kingdom: Revenue increased $1.5 million, or 3.1%, for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to an increase of 7.7% from the impact of strengthening foreign currencies, partially offset by the impact of COVID-19.
Africa: Revenue decreased $0.6 million, or 4.2%, for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to a decrease in local currency revenue from the impact of COVID-19, partially offset by an increase of 0.6% from the impact of strengthening foreign currencies.
India: Revenue increased $3.2 million, or 10.2%, for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to higher local currency revenue from increased volumes including new product initiatives, partially offset by a decrease of 0.8% from the impact of weakening foreign currencies.
Asia Pacific: Revenue increased $0.8 million, or 5.8%, for the three months ended March 31, 2021, compared with the same period in 2020, due primarily higher local currency revenue from increased volumes including new product initiative and an increase of 0.8% from the impact of strengthening foreign currencies.
Consumer Interactive Segment
Consumer Interactive revenue increased $3.6 million, or 2.9%, for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to an increase in revenue in our direct channel, partially offset by a decrease in our indirect channel which has begun to moderate. The impact of COVID-19, including government measures and business and consumer responses to such measures, may have a material and adverse impact on our Consumer Interactive segment in the future, particularly in our indirect channel.
Operating Expenses
Operating expenses for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Cost of services	$243.2	$225.1	$18.1	8.0%
Selling, general and administrative	227.2	235.4	(8.2)	(3.5)%
Depreciation and amortization	94.3	90.3	3.9	4.4%
Total operating expenses	$564.6	$550.8	$13.8	2.5%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $18.1 million for the three months ended March 31, 2021, compared with the same period in 2020.
The increase was due primarily to:
•an increase in product costs resulting from the increase in revenue in our U.S. Markets and Consumer Interactive segments;
•an increase in labor costs, including an increase in incentive and stock-based compensation due to improvement in performance, primarily in our International segment;
•an increase in operating costs from our recent acquisitions;
•an increase in costs from our accelerated technology investment; and
•the impact of strengthening foreign currencies on the expenses of our International segment;
partially offset by:
•a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19.
Selling, General and Administrative
Selling, general and administrative expenses decreased $8.2 million for the three months ended March 31, 2021, compared with the same period in 2020.
The decrease was due primarily to:
•a decrease in expense for certain legal and regulatory matters that were incurred in 2020;
•a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19; and
•a decrease in bad debt expense;
partially offset by:
•an increase in incentive compensation due to improved performance in all of the segments and corporate, and an increase in stock-based compensation from higher expected achievement on certain performance-based awards due to improvements in performance, primarily in corporate;
•an increase in operating costs from our recent acquisitions;
•an increase in advertising costs, primarily in our Consumer Interactive segment; and
•the impact of strengthening foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $3.9 million for the three months ended March 31, 2021, compared with the same period in 2020. These change are due primarily to an increase in depreciation and amortization from recent acquisitions of tangible and intangible assets, partially offset by a decrease in amortization related to certain intangible assets from our 2012 change in control transaction that have become fully amortized.

Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Revenue:
U.S. Markets gross revenue	$468.1	$421.9	$46.2	11.0%
International gross revenue	166.3	157.7	8.5	5.4%
Consumer Interactive gross revenue	130.4	126.7	3.6	2.9%
Total gross revenue	764.7	706.3	58.4	8.3%
Less: intersegment revenue eliminations	(19.4)	(18.7)	(0.7)	(3.6)%
Total revenue as reported	$745.3	$687.6	$57.7	8.4%

Adjusted EBITDA(1):
U.S. Markets	$198.8	$171.5	$27.3	15.9%
International	71.4	60.2	11.2	18.6%
Consumer Interactive	58.5	57.4	1.1	2.0%
Corporate	(28.4)	(25.8)	(2.6)	(10.0)%
Consolidated Adjusted EBITDA(1)	$300.4	$263.4	$37.0	14.1%

Adjusted EBITDA margin(1):
U.S. Markets	42.5%	40.7%		1.8%
International	42.9%	38.2%		4.8%
Consumer Interactive	44.9%	45.3%		(0.4)%
Consolidated Adjusted EBITDA margin(1)	40.3%	38.3%		2.0%
Net income attributable to TransUnion as a percentage of revenue	17.2%	10.2%		7.0%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.See the reconciliation of net income attributable to TransUnion to Consolidated Adjusted EBITDA in the “Key Performance Measures” section at the beginning of our discussion about our Results of Operations. Segment Adjusted EBITDA margins are calculated using segment gross revenue and segment Adjusted EBITDA. Consolidated Adjusted EBITDA margin is calculated using consolidated revenue and consolidated Adjusted EBITDA.
Consolidated Adjusted EBITDA increased $37.0 million for the three months ended March 31, 2021, compared to the same period in 2020.
The increase was due primarily to:
•an increase in revenue in all of our segments, and particularly in our U.S. Markets segment; and
•a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19, partially offset by:
•an increase in product costs resulting from the increase in revenue in our U.S. Markets and Consumer Interactive segments;
•an increase in labor costs, including incentive compensation, in all of our segments and corporate;
•an increase in operating costs from our recent acquisitions;
•an increase in advertising costs, primarily in our Consumer Interactive segment; and
•the impact of strengthening foreign currencies on the expenses of our International segment.
Adjusted EBITDA margin for the U.S. Markets segment increased due primarily to an increase in revenue and improving market conditions in most of our verticals and a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19, partially offset by an increase in product costs resulting from the increase in revenue and an increase in incentive compensation costs due to improved performance.
Adjusted EBITDA margins for the International segment increased due primarily to an increase in revenue and improving market conditions in most of our regions and a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19, partially offset by an increase in incentive compensation costs.
Adjusted EBITDA margin for the Consumer Interactive segment decreased primarily due to an increase in product costs and advertising costs, partially offset by an increase in revenue in our direct channel.
Non-Operating Income and Expense

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Interest expense	$(25.8)	$(37.7)	$11.9	31.5%
Interest income	0.7	1.9	(1.2)	(65.1)%
Earnings from equity method investments	3.0	2.6	0.4	16.8%
Other income and expense, net:
Acquisition fees	(1.1)	(2.1)	1.0	46.2%
Loan fees	(0.8)	0.1	(1.0)	nm
Other income (expense), net	1.6	(5.0)	6.6	nm
Total other income and expense, net	(0.4)	(7.0)	6.6	nm
Non-operating income and expense	$(22.5)	$(40.2)	$17.7	43.9%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three months ended March 31, 2021, interest expense decreased $11.9 million compared with the same period in 2020, due primarily to the impact of the decrease in the average interest rate and a decrease in our average outstanding principal balance. In the fourth quarter of 2020, we prepaid $150.0 million of our Senior Secured Term Loans. In the first quarter of 2021, we prepaid an additional $85.0 million of our Senior Secured Term Loan B-5. These prepayments impact the comparability of interest expense between periods. Our future interest expense could be materially impacted by changes in our variable interest rates caused by COVID-19 or other macro-economic factors, to the extent our variable rate debt is not hedged with fixed rate debt.
Acquisition fees represent costs we have incurred for various acquisition-related efforts.
For the three months ended March 31, 2021 and 2020, other income (expense), net includes currency remeasurement gains and losses and other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended March 31, 2021, we reported an effective tax rate of 17.4%, which was lower than the 21.0% U.S. federal statutory rate due primarily to $5.8 million of excess tax benefits on stock-based compensation and $5.6 million of discrete tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2018 tax year, partially offset by state taxes and other rate impacting items. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available.
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

Significant Changes in Assets and Liabilities
Our long-term debt decreased by $105.4 million at March 31, 2021, compared with December 31, 2020, due primarily to the $85.0 prepayment of debt made in March 2021, and the scheduled payments made in the first quarter of 2021.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure obligations, business acquisitions, and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving line of credit will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions and operating needs for the foreseeable future. Beginning in the middle of March 2020, the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments beginning. While we continue to see improvements in demand for our services in the markets where we operate since the low point in April 2020, including encouraging results in the first quarter of 2021, given the continuously evolving and unpredictable nature of the coronavirus, the impact of COVID-19 may have a material and adverse impact on our business in the future. At this time, we do not expect the impact of COVID-19 to affect our ability to fund our operating needs for the foreseeable future. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by COVID-19, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $433.0 million and $493.0 million at March 31, 2021, and December 31, 2020, respectively, of which $243.1 million and $232.0 million was held outside the United States in each respective period. As of March 31, 2021, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
The balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives. We may be required to make additional principal payments on the Senior Secured Term Loans B-5 and A-3 based on excess cash flows of the prior year, as defined in the credit agreement. The senior secured net leverage ratio for 2020 resulted in no required excess cash flow payment for 2021. Additional payments based on excess cash flows could be due in future years. See Part I, Item 1, Note 8 “Debt,” for additional information about our debt.
During the first quarter of 2021, 0.9 million outstanding employee restricted stock units vested and became taxable to the employees. The employees used 0.3 million shares of the vested stock to satisfy their payroll tax withholding obligations in a net share settlement arrangement whereby the employees received 0.6 million of the shares and gave TransUnion the remaining 0.3 million shares that we have recorded as treasury stock. We remitted cash equivalent to the $27.7 million vest date value of the treasury stock to the respective governmental agencies in settlement of the employee withholding tax obligations. On occasion, as other stock units vest or stock options are exercised throughout the year, employees use shares of stock to satisfy their payroll tax withholding obligations in a net settlement arrangement and we remit the equivalent value of those shares to the respective governmental agencies.

For the three months ended March 31, 2021, we prepaid $85.0 million of our Senior Secured Term Loan B-5, funded from our cash on hand.
Our board of directors declared a dividend of $0.075 per share on February 24, 2021 to holders of record on March 11, 2021. We paid dividends of $14.3 million on March 26, 2021. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
Sources and Uses of Cash

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Cash provided by operating activities	$144.8	125.5	$19.3
Cash used in investing activities	(71.9)	(25.5)	(46.4)
Cash used in financing activities	(132.2)	(49.7)	(82.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(18.7)	18.0
Net change in cash and cash equivalents	$(60.0)	$31.6	$(91.6)
Operating Activities
The increase in cash provided by operations was due primarily to an increase in operating performance and a decrease in interest expense, partially offset by an increase in working capital.
Investing Activities
The increase in cash used in investing activities was due primarily to an increase in net purchases of other investments.
Financing Activities
The increase in cash used in financing activities was due primarily to $85.0 million debt prepayments made in 2021.
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
Cash paid for capital expenditures increased $1.2 million, from $42.0 million for the three months ended March 31, 2020, to $43.2 million for the three months ended March 31, 2021.
Debt
Hedges
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,135.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial notional amount of $1,110.0 million that amortizes each quarter. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,405.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $75 million or 7.5% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2021, we were in compliance with all debt covenants.
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
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). The notes to our consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. See Part II, Item 7, “Application of Critical Accounting Estimate” and Part II, Item 8, Note 1, “Significant Accounting and Reporting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 16, 2021, for additional information about our critical accounting estimates.

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
Factors that could cause actual results to differ materially from those described in the forward-looking statements, or that could materially affect our financial results or such forward-looking statements include:
•the effects of the COVID-19 pandemic;
•the duration of the COVID-19 pandemic and the timing of the economic recovery following the COVID-19 pandemic;
•the existence and prevalence of variants of the COVID-19 virus;
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
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the Securities and Exchange Commission, and in this report under the sections entitled “Risk Factors” and “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect the impact of events or circumstances that may arise after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no other material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $300.0 million Senior Secured Revolving Credit Facility. Interest rates on these borrowings are based, at our election, on LIBOR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. We currently have several interest rate hedge instruments that effectively fixes our LIBOR exposure on approximately 75% of our outstanding debt. Based on the amount of unhedged outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates, or changes in the amount we have hedged. Since the onset of the COVID-19 pandemic, LIBOR has dropped significantly, and may be more volatile in the future, which could materially impact our total interest expense due to the unhedged portion of our debt. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2020, and Part II, Item 1, “Legal Proceedings” of all subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report, for a full description of our material pending legal and regulatory matters.
ITEM 1A. RISK FACTORS
The following discussion supplements the discussion of risk factors affecting the Company as set forth in Part I, Item 1A "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.
Our results of operations have been materially and adversely impacted and could be materially and adversely impacted in the future by the COVID-19 global pandemic or the outbreak of other highly infectious diseases.
The global spread and unprecedented impact of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The countries and territories in which our services and solutions are sold are in varying stages of restrictions and reopening to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The extent to which the COVID-19 pandemic impacts our business, operations, and consolidated financial statements going forward remains highly uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, severity, and any resurgences of the pandemic; the effectiveness of vaccine rollout plans; the public’s perception of the safety of the vaccines and their willingness to take the vaccines; the existence and prevalence of new variants of the virus; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rate, consumer confidence, and foreign exchange rates in each of the markets in which we operate; governmental, business, and individuals’ actions that have been, and continue to be, taken in response to the pandemic (which could include limitations on or changes to our operations or mandates to provide services); the effect on our customers; changes in customer and consumer demand for our services; the effect on consumer confidence and spending; our ability to sell and provide our services, including the impact of travel restrictions and people working from home; the ability of our customers to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees and business partners.
In 2020, the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments beginning in the middle of March 2020. However, after reaching a low point in April 2020, we have seen ongoing improvements in demand for our services to varying degrees in the markets where we operate. These improvements in demand continued through the first quarter of 2021 and, in many of the market verticals and regions in which we operate, grew stronger as the quarter progressed. Notwithstanding our encouraging first quarter 2021 results, given the continuously evolving and unpredictable nature of the coronavirus, the impact of COVID-19, including government measures and business and consumer responses to such measures, may have a material and adverse impact on our business in the future. The impact of COVID-19 may also heighten other risks discussed in our Annual Report on Form 10-K, which could materially and adversely impact our business, consolidated financial statements and stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.

(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31	15,455	$92.01	—	$166.6
February 1 to February 28	305,192	88.30	—	$166.6
March 1 to March 31	1,724	87.37	—	$166.6
Total	322,371		—
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
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Third Amended and Restated Bylaws of TransUnion Amended as of May 12, 2020 (Incorporated by reference to Exhibit 3.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

April 27, 2021	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

April 27, 2021	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)