Form 10-Q
period 2021-06-30
TransUnion
filed 2021-07-27
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of June 30, 2021, there were 191.5 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$526.2	$493.0
Trade accounts receivable, net of allowance of $24.8 and $26.6	511.8	453.7
Other current assets	215.0	159.5
Total current assets	1,253.0	1,106.2
Property, plant and equipment, net of accumulated depreciation and amortization of $601.4 and $548.9	209.3	223.2
Goodwill	3,455.3	3,461.5
Other intangibles, net of accumulated amortization of $1,885.4 and $1,752.2	2,211.3	2,284.6
Other assets	266.2	236.1
Total assets	$7,395.1	$7,311.6
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$212.2	$193.2
Short-term debt and current portion of long-term debt	69.3	55.5
Other current liabilities	320.3	415.8
Total current liabilities	601.8	664.5
Long-term debt	3,273.2	3,398.7
Deferred taxes	430.7	396.8
Other liabilities	181.8	215.5
Total liabilities	4,487.5	4,675.5
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2021 and December 31, 2020, 197.1 million and 195.7 million shares issued at June 30, 2021 and December 31, 2020, respectively, and 191.5 million shares and 190.5 million shares outstanding as of June 30, 2021 and December 31, 2020, respectively	2.0	2.0
Additional paid-in capital	2,133.7	2,088.1
Treasury stock at cost; 5.6 million and 5.2 million shares at June 30, 2021 and December 31, 2020, respectively	(249.2)	(215.2)
Retained earnings	1,160.1	937.4
Accumulated other comprehensive loss	(241.9)	(272.1)
Total TransUnion stockholders’ equity	2,804.7	2,540.2
Noncontrolling interests	102.9	95.9
Total stockholders’ equity	2,907.6	2,636.1
Total liabilities and stockholders’ equity	$7,395.1	$7,311.6
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$774.2	$634.4	$1,519.5	$1,322.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	250.3	218.6	493.5	443.7
Selling, general and administrative	208.0	201.1	435.1	436.4
Depreciation and amortization	98.4	90.8	192.7	181.2
Total operating expenses	556.7	510.5	1,121.3	1,061.3
Operating income	217.5	123.9	398.2	260.7
Non-operating income and (expense)
Interest expense	(25.6)	(33.5)	(51.4)	(71.1)
Interest income	0.9	1.1	1.5	3.0
Earnings from equity method investments	2.7	2.1	5.7	4.6
Other income and (expense), net	(0.1)	(0.7)	(0.5)	(7.7)
Total non-operating income and (expense)	(22.1)	(30.9)	(44.6)	(71.2)
Income before income taxes	195.4	93.0	353.5	189.6
Provision for income taxes	(62.5)	(23.0)	(90.0)	(45.2)
Net income	132.9	70.0	263.5	144.3
Less: net (income) loss attributable to the noncontrolling interests	(5.2)	(1.5)	(8.0)	(5.6)
Net income attributable to TransUnion	$127.6	$68.5	$255.6	$138.7

Weighted-average shares outstanding:
Basic	191.4	189.9	191.2	189.6
Diluted	192.8	192.0	192.8	192.0
Earnings Per Share:
Basic	$0.67	$0.36	$1.34	$0.73
Diluted	$0.66	$0.36	$1.33	$0.72
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$132.9	$70.0	$263.5	$144.3
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	15.2	3.9	4.3	(179.1)
Benefit (expense) for income taxes	(0.3)	1.6	—	2.0
Foreign currency translation, net	14.9	5.5	4.3	(177.1)
Hedge instruments:
Net change on interest rate cap	—	4.5	—	4.1
Net change on interest rate swap	4.8	(12.8)	33.1	(59.7)
Benefit (expense) for income taxes	(1.2)	2.1	(8.2)	13.8
Hedge instruments, net	3.6	(6.2)	24.9	(41.8)
Available-for-sale securities:
Net unrealized gain	0.1	—	0.1	—
Provision for income taxes	—	—	—	—
Available-for-sale securities, net	0.1	—	0.1	—
Total other comprehensive income (loss), net of tax	18.6	(0.7)	29.3	(218.9)
Comprehensive income	151.5	69.3	292.8	(74.6)
Less: comprehensive income attributable to noncontrolling interests	(5.4)	(1.4)	(7.1)	(3.8)
Comprehensive income (loss) attributable to TransUnion	$146.1	$67.9	$285.7	$(78.4)
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$263.5	$144.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192.7	181.2
Net loss on investments in affiliated companies	0.6	0.5
Deferred taxes	23.8	(11.2)
Stock-based compensation	34.6	21.5
Provision for losses on trade accounts receivable	0.6	10.3
Other	3.1	7.5
Changes in assets and liabilities:
Trade accounts receivable	(58.3)	(12.5)
Other current and long-term assets	(33.8)	(7.5)
Trade accounts payable	12.8	28.8
Other current and long-term liabilities	(59.1)	16.5
Cash provided by operating activities	380.5	379.4
Cash flows from investing activities:
Capital expenditures	(97.1)	(87.6)
Proceeds from sale/maturities of other investments	4.1	24.7
Purchases of other investments	(21.1)	(50.7)
Investments in nonconsolidated affiliates and purchases of convertible notes	(31.4)	(5.2)
Other	(0.6)	2.3
Cash used in investing activities	(146.1)	(116.5)
Cash flows from financing activities:
Repayments of debt	(113.3)	(31.2)
Proceeds from issuance of common stock and exercise of stock options	11.1	12.9
Dividends to shareholders	(33.3)	(29.0)
Employee taxes paid on restricted stock units recorded as treasury stock	(34.0)	(33.1)
Payment of contingent consideration	(32.4)	(6.4)
Distributions to noncontrolling interests	(0.6)	—
Cash used in financing activities	(202.5)	(86.8)
Effect of exchange rate changes on cash and cash equivalents	1.3	(18.0)
Net change in cash and cash equivalents	33.2	158.1
Cash and cash equivalents, beginning of period	493.0	274.1
Cash and cash equivalents, end of period	$526.2	$432.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2019	188.7	$1.9	$2,022.3	$(179.2)	$652.0	$(251.6)	$94.0	$2,339.4
Net income	—	—	—	—	70.2	—	4.1	74.3
Other comprehensive income	—	—	—	—	—	(216.6)	(1.7)	(218.3)
Stock-based compensation	—	—	4.1	—	—	—	—	4.1
Employee share purchase plan	0.1	—	8.9	—	—	—	—	8.9
Exercise of stock options	0.4	—	2.8	—	—	—	—	2.8
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(32.6)	—	—	—	(32.6)
Dividends to shareholders	—	—	—	—	(14.4)	—	—	(14.4)
Other	—	—	—	—	(0.1)	—	0.1	—
Balance, March 31, 2020	189.8	$1.9	$2,038.1	$(211.8)	$707.7	$(468.2)	$96.5	$2,164.2
Net income	—	—	—	—	68.5	—	1.5	70.0
Other comprehensive income	—	—	—	—	—	(0.4)	(0.2)	(0.6)
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Exercise of stock options	0.3	0.1	2.5	—	—	—	—	2.6
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Dividends to shareholders	—	—	—	—	(14.5)	—	—	(14.5)
Other	—	—	(0.1)	—	—	—	(0.5)	(0.6)
Balance, June 30, 2020	190.1	$2.0	$2,056.4	$(212.2)	$761.7	$(468.6)	$97.3	$2,236.6

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	190.5	$2.0	$2,088.1	$(215.2)	$937.4	$(272.1)	$95.9	$2,636.1
Net income	—	—	—	—	127.9	—	2.7	130.6
Other comprehensive income	—	—	—	—	—	11.7	(1.0)	10.7
Stock-based compensation	—	—	17.0	—	—	—	—	17.0
Employee share purchase plan	0.1	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	1.0	—	—	—	—	1.0
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.5)	—	—	—	(28.5)
Dividends to shareholders	—	—	—	—	(14.5)	—	—	(14.5)
Balance, March 31, 2021	191.3	$2.0	$2,116.8	$(243.8)	$1,050.8	$(260.3)	$97.6	$2,763.1
Net income	—	—	—	—	127.6	—	5.2	132.9
Other comprehensive income	—	—	—	—	—	18.5	0.1	18.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Exercise of stock options	0.2	—	1.0	—	—	—	—	1.0
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(5.4)	—	—	—	(5.4)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Other	—	—	—	—	—	—	0.5	0.5
Balance, June 30, 2021	191.5	$2.0	$2,133.7	$(249.2)	$1,160.1	$(241.9)	$102.9	$2,907.6
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
For the periods presented, TransUnion does not have any material assets, liabilities, revenues, expenses or operations of any kind other than its ownership investment in TransUnion Intermediate Holdings, Inc.
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
Impact of COVID-19 On Our Financial Statements
Beginning in the middle of March 2020, the economic effect of the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. While we continue to see improvements in demand for our services to varying degrees in the markets where we operate since the low point in April 2020, including encouraging first and second quarter of 2021 results, given the continuously evolving and unpredictable nature of the pandemic including the rise of variants of the virus, COVID-19 may have a material and adverse impact on various aspects of our business, including our results of operations and financial condition, in the future.
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

The following is a rollforward of the allowance for doubtful accounts for the periods presented:

	Six Months Ended June 30,
	2021	2020
Beginning Balance	$26.6	$19.0
Provision for losses on trade accounts receivable	0.6	10.3
Write-offs, net of recovered accounts	(2.4)	(3.4)
Ending balance	$24.8	$26.0
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

2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale debt securities (Note 3)	$3.2	$—	$3.2	$—
Interest rate swaps (Notes 4 and 8)	0.1	—	0.1	—
Total	$3.3	$—	$3.3	$—

Liabilities
Interest rate swaps (Notes 7 and 8)	$56.7	$—	$56.7	$—
Total	$56.7	$—	$56.7	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale debt securities (Note 3)	$3.2	$—	$3.2	$—
Total	$3.2	$—	$3.2	$—

Liabilities
Interest rate swaps (Notes 7 and 8)	$89.7	$—	$89.7	$—
Contingent consideration (Note 6 and 7)	41.4	—	—	41.4
Total	$131.1	$—	$89.7	$41.4
Level 2 instruments consist of foreign exchange-traded corporate bonds and interest rate swaps. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 8, “Debt,” there are two tranches of interest rate swaps that we entered into in 2020. As of June 30, 2021, one of those tranches is in an asset position, and the other is in a liability position.
Level 3 instruments were contingent consideration obligations related to companies we acquired. These obligations were contingent upon meeting certain revenue performance metrics through March 31, 2021. The fair values of these obligations were determined based on an income approach, using our expectations of the future expected revenue of the acquired entities. During the six months ended June 30, 2021 we paid $41.2 million of this contingent consideration, and recorded other offsetting adjustments to our estimates of the acquisition date fair values of these obligations recorded to goodwill, and changes to the fair value of these obligations subsequent to the dates of acquisition recorded to selling, general and administrative expenses in our consolidated statements of income. As of June 30, 2021, the balance of these contingent obligations is zero.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Prepaid expenses	$120.6	$84.7
Marketable securities (Note 2)	3.2	3.2
Contract assets (Note 10)	1.6	1.8
Other	89.6	69.8
Total other current assets	$215.0	$159.5
Other includes other investments in non-negotiable certificates of deposit that are recorded at their carrying value which approximates fair value.
4. Other Assets
Other assets consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Investments in affiliated companies (Note 5)	$168.3	$138.8
Right-of-use lease assets	61.6	65.6
Interest rate swaps (Notes 2 and 8)	0.1	—
Other	36.2	31.7
Total other assets	$266.2	$236.1
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

Investments in affiliated companies consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Equity Method investments	$44.0	$46.1
Cost Method investments	124.3	92.7
Total investments in affiliated companies (Note 4)	$168.3	$138.8
These balances are included in other assets in the consolidated balance sheets. The increase in Cost Method investments is due primarily to investments we made during 2021 recorded in our Consumer Interactive and U.S. Markets segments.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Earnings from equity method investments (Note 13)	$2.7	$2.1	$5.7	$4.6
Dividends received from equity method investments	$7.4	$5.7	$8.0	$6.4
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Accrued payroll and employee benefits	$130.2	$149.3
Deferred revenue (Note 10)	83.6	85.5
Accrued legal and regulatory (Note 14)	46.7	76.0
Operating lease liabilities	15.3	17.9
Contingent consideration (Note 2)	—	37.8
Other	44.5	49.3
Total other current liabilities	$320.3	$415.8
The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2021 that were earned in 2020. The decrease in accrued legal and regulatory was due primarily to a reduction of our estimated liability for the Ramirez Litigation as discussed below, partially offset by an increase for certain other legal and regulatory matters. Contingent consideration that was accrued as of December 31, 2020 was paid out in the second quarter of 2021.
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Interest rate swaps (Notes 2 and 8)	$56.7	$89.7
Operating lease liabilities	54.7	54.0
Unrecognized tax benefits, net of indirect tax effects (Note 12)	35.5	34.4
Deferred revenue (Note 10)	2.0	3.0
Other	32.9	34.4
Total other liabilities	$181.8	$215.5
The decrease in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.

8. Debt
Debt outstanding consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.85% at June 30, 2021, and 1.90% at December 31, 2020), net of original issue discount and deferred financing fees of $3.5 million and $8.4 million, respectively, at June 30, 2021, and original issue discount and deferred financing fees of $3.9 million and $9.5 million, respectively, at December 31, 2020	$2,239.1	$2,335.6
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.35% at June 30, 2021, and 1.40% at December 31, 2020), net of original issue discount and deferred financing fees of $2.3 million and $1.4 million, respectively, at June 30, 2021, and original issue discount and deferred financing fees of $2.6 million and $1.6 million, respectively, at December 31, 2020	1,103.2	1,117.0
Senior Secured Revolving Credit Facility	—	—
Other notes payable	—	1.4
Finance leases	0.2	0.2
Total debt	3,342.5	3,454.2
Less short-term debt and current portion of long-term debt	(69.3)	(55.5)
Total long-term debt	$3,273.2	$3,398.7
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-5, Senior Secured Term Loan A-3 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
For the six months ended June 30, 2021, we prepaid $85.0 million of our Senior Secured Term Loans, funded from our cash on hand. As a result of this prepayment, we expensed $0.5 million of our unamortized original issue discount and deferred financing fees to other income and expense in the consolidated statement of income.
As of June 30, 2021, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $75 million or 7.5% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2021, we were in compliance with all debt covenants.
Interest Rate Hedging
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,130.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,400.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
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
The net change in the fair value of the swaps resulted in an unrealized gain of $4.8 million ($3.6 million, net of tax) and $33.1 million ($24.9 million, net of tax) for the three and six months ended June 30, 2021, respectively, recorded in other comprehensive income. The net change in the fair value of the swaps resulted in an unrealized loss of $12.8 million ($9.6 million, net of tax) and $59.7 million ($44.9 million, net of tax) for the three and six months ended June 30, 2020, respectively, recorded in other comprehensive income. Interest expense on the swaps in the three and six months ended June 30, 2021 was $10.4 million ($7.8 million, net of tax) and $20.7 million ($15.5 million, net of tax), respectively. Interest expense on the swaps in the three and six months ended June 30, 2020 was expense of $7.9 million ($6.6 million, net of tax) and $11.6 million ($8.8 million, net of tax), respectively. We currently expect to recognize a loss of approximately $40.3 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.
The net change in the fair value of the caps resulted in a recognition into interest expense previously unrealized loss of $4.5 million ($3.4 million, net of tax) and $4.1 million ($3.1 million, net of tax) for the three and six months ended June 30, 2020, recorded in other comprehensive income. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the three and six months ended June 30, 2020, was expense of $4.6 million ($3.9 million, net of tax) and $6.7 million ($5.1 million, net of tax), respectively.
Fair Value of Debt
As of June 30, 2021 and December 31, 2020 the fair value of our variable-rate Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees was approximately $2,236.9 million and $2,351.9 million, respectively. As of June 30, 2021 and December 31, 2020, the fair value of our Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees, was approximately $1,104.1 million and $1,112.8 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.

9. Stockholders’ Equity
Common Stock Dividends
During the second quarter of 2021, we increased our quarterly dividend from $0.075 per share to $0.095 per share. Our board of directors declared a dividend of $0.075 and $0.095 per share on February 24, 2021 and May 11, 2021, respectively, to holders of record on March 11, 2021 and May 26, 2021, respectively. We paid dividends of $14.3 million and $18.2 million on March 26, 2021 and June 10, 2021, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our board.
Treasury Stock
On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of our common stock over the next 3 years. Our board of directors removed the three-year time limitation on February 8, 2018. To date, we have repurchased $133.5 million of our common stock and have the ability to repurchase the remaining $166.5 million.
We have no obligation to repurchase additional shares. Any determination to repurchase additional shares will be at the discretion of management and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities and other factors management deems appropriate. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
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
Preferred Stock
As of June 30, 2021 and December 31, 2020, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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
Certain of our Performance Obligations are related to contingent fee based contracts that require us to provide services before we have an enforceable right to payment. For these performance obligations, we recognize revenue at the point in time the contingency is met and we have an enforceable contract and right to payment.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of June 30, 2021.
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
As of June 30, 2021 and June 30, 2020, there were 0.1 million and 1.3 million contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, respectively, because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income	$132.9	$70.0	$263.5	$144.3
Less: net (income) loss attributable to the noncontrolling interests	(5.2)	(1.5)	(8.0)	(5.6)
Net income (loss) attributable to TransUnion	$127.6	$68.5	$255.6	$138.7

Weighted-average shares outstanding:
Basic	191.4	189.9	191.2	189.6
Dilutive impact of stock based awards	1.4	2.1	1.6	2.5
Diluted	192.8	192.0	192.8	192.0

Earnings Per Share:
Basic	$0.67	$0.36	$1.34	$0.73
Diluted	$0.66	$0.36	$1.33	$0.72

Anti-dilutive weighted stock-based awards outstanding	0.1	0.3	0.1	0.3
12. Income Taxes
For the three months ended June 30, 2021, we reported an effective tax rate of 32.0%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense of $20.3 million related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter of 2021, partially offset by $5.5 million of discrete tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2019 tax year and $2.1 million of excess tax benefits on stock-based compensation. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available.
For the six months ended June 30, 2021, we reported an effective tax rate of 25.5%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense of $20.3 million related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter 2021, partially offset by $11.2 million of discrete tax benefit related to electing the GILTI high-tax exclusion retroactively for the 2018 and 2019 tax years and $7.9 million of excess tax benefits on stock-based compensation.
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
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $39.3 million as of June 30, 2021, and $36.9 million as of December 31, 2020. The amounts that would affect the effective tax rate if recognized are $19.6 million and $18.5 million, respectively. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $5.7 million as of June 30, 2021, $4.8 million as of December 31, 2020. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2015 and forward in some state jurisdictions, and 2012 and forward for U.S. federal income tax purposes.

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
The following is a more detailed description of our reportable segments and the Corporate unit, which provides support services to each segment:
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
•Emerging Verticals: Emerging Verticals include Healthcare, Insurance, Tenant and Employment, Services and Collections, Public Sector, Media, Diversified Markets and other verticals. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions, and customer retention solutions.
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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Gross Revenue:
U.S. Markets:
Financial Services	$270.7	$222.2	$533.7	$452.6
Emerging Verticals	214.1	183.2	419.1	374.7
Total U.S. Markets	$484.7	$405.5	$952.8	$827.3

International:
Canada	$34.0	$24.1	$64.4	$50.6
Latin America	26.0	17.2	50.1	41.5
United Kingdom	53.4	39.2	103.7	88.0
Africa	15.2	9.0	28.9	23.3
India	27.9	17.6	61.9	48.4
Asia Pacific	16.0	12.5	29.7	25.6
Total International	$172.5	$119.7	$338.7	$277.4

Total Consumer Interactive	$136.6	$128.4	$266.9	$255.1

Total revenue, gross	$793.8	$653.5	$1,558.5	$1,359.9

Intersegment revenue eliminations:
U.S. Markets	$(17.6)	$(17.4)	$(35.0)	$(34.5)
International	(1.5)	(1.2)	(2.9)	(2.5)
Consumer Interactive	(0.5)	(0.4)	(1.0)	(0.8)
Total intersegment eliminations	$(19.6)	$(19.1)	$(39.0)	$(37.8)
Total revenue as reported	$774.2	$634.4	$1,519.5	$1,322.0
As a result of displaying amounts in millions, rounding differences may exist in the tables above and below.

A reconciliation of Segment Adjusted EBITDA to income before taxes for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
U.S. Markets Adjusted EBITDA	$209.4	$171.2	$408.3	$342.7
International Adjusted EBITDA	72.2	37.5	143.6	97.7
Consumer Interactive Adjusted EBITDA	64.8	61.7	123.3	119.1
Total	346.4	270.4	675.2	559.5
Adjustments to reconcile to income before income taxes:
Corporate expenses(1)	$(27.9)	$(27.7)	$(56.2)	$(53.5)
Net interest expense	(24.7)	(32.3)	(49.8)	(68.1)
Depreciation and amortization	(98.4)	(90.8)	(192.7)	(181.2)
Stock-based compensation(2)	(18.1)	(19.4)	(34.4)	(21.7)
Mergers and acquisitions, divestitures and business optimization(3)	(11.3)	(7.1)	(13.1)	(11.5)
Accelerated technology investment(4)	(9.8)	(3.3)	(17.1)	(5.8)
Net other(5)	33.9	1.8	33.8	(33.8)
Net loss (income) attributable to non-controlling interests	5.2	1.5	8.0	5.6
Total adjustments	(151.1)	(177.4)	(321.7)	(369.9)
Income before income taxes	$195.4	$93.0	$353.5	$189.6
As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.
(1)Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
(2)Consisted of stock-based compensation and cash-settled stock-based compensation.
(3)For the three months ended June 30, 2021, consisted of the following adjustments: $(6.7) million of adjustments to contingent consideration expense from previous acquisitions; $(3.5) million of acquisition expenses; and a $(1.1) million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity.
For the six months ended June 30, 2021, consisted of the following adjustments: $(7.9) million of adjustments to contingent consideration expense from previous acquisitions; $(4.6) million of acquisition expenses; a $(1.1) million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; and a $0.5 million gain on the sale of a cost method investment.
For the three months ended June 30, 2020, consisted of the following adjustments: a $(4.8) million loss on the impairment of a Cost Method investment; $(3.6) million of Callcredit integration costs; $(1.2) million of acquisition expenses; and a $2.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer.
For the six months ended June 30, 2020, consisted of the following adjustments: $(7.5) million of Callcredit integration costs; a $(4.8) million loss on the impairment of a Cost Method investment; $(3.3) million of acquisition expenses; $(0.3) million of adjustments to contingent consideration expense from previous acquisitions; a $2.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $1.8 million gain on the disposal of assets of a small business in our United Kingdom region that are classified as held-for-sale; and a $0.1 million reimbursement for transition services provided to the buyers of certain of our discontinued operations.
(4)Represents expenses associated with our accelerated technology investment to migrate to the cloud.
(5)For the three months ended June 30, 2021, consisted of the following adjustments: a $32.4 million net reduction in certain legal expenses; a $3.4 million recovery from the Fraud Incident, net of additional administrative expenses; and $(1.9) million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2021, consisted of the following adjustments: a $32.4 million net reduction in certain legal expenses; a $3.4 million recovery from the Fraud Incident, net of additional administrative expense; and $(2.0) million of net other consisting of net losses from currency remeasurement of our foreign operations and other.

For the three months ended June 30, 2020, consisted of the following adjustments: $1.8 million of net other consisting of net gains from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2020, consisted of the following adjustments: $(30.5) million for certain legal expenses; and $(3.3) million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees, and other.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
U.S. Markets	$0.7	$0.6	$1.3	$1.3
International	2.0	1.4	4.4	3.3
Total	$2.7	$2.1	$5.7	$4.6
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
As of June 30, 2021 and December 31, 2020, we have accrued liabilities of $46.7 million and $76.0 million, respectively, for anticipated claims. These amounts are included in other accrued liabilities in the consolidated balance sheets. Litigation expense is included in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation and enforcement matters are considered period costs and are expensed as incurred.

The following discussion describes material developments in previously disclosed material legal and regulatory matters that occurred in the six months ended June 30, 2021. Refer to Part II, Item 8, Footnote 20, “Contingencies” of our Annual Report on Form 10-K for the year ended December 31, 2020, for a full description of our material pending legal and regulatory matters at that time.
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
In Ramirez v. Trans Union LLC (“Ramirez” or the “Ramirez Litigation”) filed in 2012, the plaintiff alleged that the OFAC Alert service did not comply with the Cortez ruling and that we willfully violated the Fair Credit Reporting Act (“FCRA”) by continuing to offer the OFAC Alert service. The plaintiff also alleged that there are one or more classes of individuals who should be entitled to statutory damages based on the allegedly willful violations. In July 2014, the trial Court in Ramirez certified a class of 8,185 individuals solely for purposes of statutory damages if TransUnion was ultimately found to have willfully violated the FCRA.
On June 21, 2017, the jury in Ramirez returned a verdict in favor of a class of 8,185 individuals and awarded punitive and statutory damages totaling approximately $60 million. In November 2017, the trial court denied our post-trial motions for judgment as a matter of law, a new trial and a reduction on the jury verdict. We appealed the Ramirez ruling to the United States Court of Appeals for the Ninth Circuit and on February 27, 2020, the Ninth Circuit affirmed in part and reversed and vacated in part the trial court’s judgment, holding that the punitive damages award was excessive in violation of constitutional due process. On April 8, 2020, the Ninth Circuit denied our petition for rehearing en banc, and on September 2, 2020, we filed a Petition for Certiorari with the United States Supreme Court. On December 16, 2020, the United States Supreme Court granted the Petition for Certiorari with respect to whether Article III of the United States Constitution or Rule 23 of the Federal Rules of Civil Procedure permit a damages class action where the vast majority of the class suffered no actual injury, let alone an injury anything like what the class representative suffered.
On June 25, 2021, the United States Supreme Court’s decision reversed the Ninth Circuit opinion, and remanded the matter back to the lower courts for further proceedings consistent with its opinion. The United States Supreme Court’s opinion held that only plaintiffs who have suffered a concrete harm by a defendant’s statutory violation have Article III standing to seek damages against defendants in Federal court. Based on the ruling, only approximately 23% of the class was determined to have suffered concrete harm. Accordingly, as of June 30, 2021, we revised the amount of the probable loss that we previously estimated, resulting in a reduction of our estimated liability and partially offsetting insurance receivable, with a $32.4 million net reduction recorded in selling, general and administrative expense. We also recorded a related income tax expense of $8.1 million in our provision for income taxes.
CFPB Matter
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Consumer Financial Protection Bureau (“CFPB”), informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleges that we failed to comply with and timely implement a Consent Order issued by the CFPB in January 2017, and further alleges additional violations related to Consumer Interactive’s marketing practices. We continue to believe that our marketing practices are lawful and appropriate. Should the CFPB commence an action against us, it may seek restitution, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome of this matter. As of June 30, 2021, the amount of the probable loss is not reasonably estimable.

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
Factors Affecting Our Results of Operations
The following are certain key factors that have affected, or will affect future results of operations:
Macroeconomic and Industry Trends; Effects of the COVID-19 pandemic on our Business and Results of Operations
Our revenues can be significantly influenced by general macroeconomic conditions, including the impact of the global COVID-19 pandemic, the availability of credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In 2020, the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments beginning in the middle of March 2020. However, after reaching a low point in April 2020, we have seen ongoing and accelerating improvements in demand for our services and solutions. This dynamic impacts the comparability of our results of operations between the periods presented below.
In the markets where we compete, we have generally seen improving macroeconomic conditions over the past few quarters. In the United States, we have seen strong and improving macroeconomic conditions, including GDP growth, falling unemployment rates, rising consumer confidence levels, and mortgage interest rates near historical lows. In our international regions, we have seen similar macroeconomic trends, although there are lingering economic concerns related to the COVID-19 pandemic in certain markets. These ongoing macroeconomic improvements are reflected in our first half of 2021 results, with all of our segments showing ongoing and accelerating signs of improvements, particularly in both verticals within our U.S. Markets segment and all of the regions within our International segment.
While our results continue to reflect ongoing improvements since the low point in April of 2020, in light of the continuing uncertainty around COVID-19, including the rise in variants of the virus, our primary focus continues to be the health and safety of our associates, our customers and the wider communities in which we operate. We continue to encourage our associates to get vaccinated, when possible, and have implemented flexible policies that enable them to do so. While we continue to largely operate in a work-from-home model in every market we serve, we have begun to slowly reenter our office space in a safe and thoughtful manner, and have begun to conduct small in-person meetings in some of our offices.
Notwithstanding our encouraging first and second quarter 2021 results, given the continuously evolving and unpredictable nature of the pandemic, including variants of the virus, COVID-19 may have a material and adverse impact on various aspects of our business, including our results of operations and financial condition, in the future.
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
Recent Developments
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:
In 2020, the economic effect of the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments beginning in the middle of March 2020. However, after reaching a low point in April 2020, we have seen ongoing improvements in demand for our services to varying degrees in all the markets where we operate, with some lingering economic concerns from COVID-19 in certain of our international markets. These ongoing improvements are reflected in our first half of 2021 results and impact the comparability of our results of operations between periods. Notwithstanding our encouraging first and second quarter 2021 results, given the continuously evolving and unpredictable nature of the pandemic and rise of variants of the virus, COVID-19 may have a material and adverse impact on various aspects of our business, including our results of operations and financial condition, in the future.
On February 27, 2020, the United States Court of Appeals for the Ninth Circuit affirmed in part and reversed and vacated in part the trial court’s judgment in Ramirez v. Trans Union LLC (“Ramirez” or the “Ramirez Litigation”), reducing the trial court’s punitive damages award from approximately $52 million to approximately $32 million. As a result, in the first quarter of 2020 we recorded $30.5 million ($22.9 million net of tax) of legal expense in selling, general and administrative expenses. We recorded an additional reserve for this matter in the third quarter of 2020. On December 16, 2020, the United States Supreme Court granted the Petition for Certiorari with respect to whether Article III of the United States Constitution or Rule 23 of the Federal Rules of Civil Procedure permit a damages class action where the vast majority of the class suffered no actual injury, let alone an injury anything like what the class representative suffered. On June 25, 2021, the United States Supreme Court’s decision reversed the Ninth Circuit opinion in Ramirez v. TransUnion, LLC, and remanded the matter back to the lower courts for further proceedings consistent with its opinion. The United States Supreme Court’s opinion held that only plaintiffs who have suffered a concrete harm by a defendant’s statutory violation have Article III standing to seek damages against defendants in Federal court. Based on the ruling, only approximately 23% of the class was determined to have suffered concrete harm. Accordingly, as of June 30, 2021, we revised the amount of the probable loss that we previously estimated, resulting in a reduction of our estimated liability and partially offsetting insurance receivable, with a $32.4 million net reduction recorded in selling, general and administrative expense. We also recorded a related tax expense of $8.1 million in our provision for income taxes.
In March 2021, we prepaid $85.0 million of our Senior Secured Term Loans, funded from our cash on hand. In December 2020, we prepaid $150.0 million of our Senior Secured Term Loans, funded from our cash on hand.
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
•Emerging Verticals: Emerging Verticals include Healthcare, Insurance, Tenant and Employment, Services and Collections, Public Sector, Media, Diversified Markets and other verticals. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.
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

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, segment Adjusted EBITDA, cash provided by operating activities and cash paid for capital expenditures, and the non-GAAP measure consolidated Adjusted EBITDA. For the three and six months ended June 30, 2021 and 2020, these key indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
Consolidated revenue as reported	$774.2	$634.4	$139.7	22.0%	$1,519.5	$1,322.0	$197.5	14.9%
U.S. Markets gross revenue	484.7	405.5	79.3	19.5%	952.8	827.3	125.5	15.2%
International gross revenue	172.5	119.7	52.8	44.1%	338.7	277.4	61.3	22.1%
Consumer Interactive gross revenue	136.6	128.4	8.2	6.4%	266.9	255.1	11.8	4.6%

Adjusted EBITDA(1):
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA(1):
Net income attributable to TransUnion	$127.6	$68.5	$59.1	86.3%	$255.6	$138.7	$116.8	84.2%
Net interest expense	24.7	32.3	(7.6)	(23.6)%	49.8	68.1	(18.3)	(26.8)%
Provision for income taxes	62.5	23.0	39.5	nm	90.0	45.2	44.8	99.1%
Depreciation and amortization	98.4	90.8	7.6	8.4%	192.7	181.2	11.5	6.4%
EBITDA	313.3	214.7	98.6	45.9%	588.1	433.2	154.9	35.8%
Adjustments to EBITDA:
Stock-based compensation(2)	18.1	19.4	(1.3)	(6.7)%	34.4	21.7	12.7	58.4%
Mergers and acquisitions, divestitures and business optimization(3)	11.3	7.1	4.2	58.1%	13.1	11.5	1.7	14.5%
Accelerated technology investment(4)	9.8	3.3	6.5	nm	17.1	5.8	11.3	nm
Net other(5)	(33.9)	(1.8)	(32.1)	nm	(33.8)	33.8	(67.6)	nm
Total adjustments to EBITDA	5.3	28.0	(22.7)	(81.2)%	30.9	72.8	(42.0)	(57.6)%
Consolidated Adjusted EBITDA(1)	$318.6	$242.7	$75.9	31.3%	$619.0	$506.0	$112.9	22.3%

Adjusted EBITDA(1):
U.S. Markets	$209.4	$171.2	$38.3	22.4%	$408.3	$342.7	$65.6	19.1%
International	72.2	37.5	34.7	92.7%	143.6	97.7	45.9	47.0%
Consumer Interactive	64.8	61.7	3.1	5.0%	123.3	119.1	4.2	3.6%
Corporate	(27.9)	(27.7)	(0.2)	(0.6)%	(56.2)	(53.5)	(2.8)	(5.2)%
Consolidated Adjusted EBITDA(1)	$318.6	$242.7	$75.9	31.3%	$619.0	$506.0	$112.9	22.3%

Other metrics:
Cash provided by operating activities	$235.7	$253.9	$(18.2)	(7.2)%	$380.5	$379.4	$1.1	0.3%
Capital expenditures	(53.9)	(45.6)	(8.3)	18.2%	(97.1)	(87.6)	(9.5)	10.8%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the tables above and footnotes below.
(1)We define Adjusted EBITDA as net income (loss) attributable to TransUnion, plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income). We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. Our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Under the credit agreement governing our Senior Secured Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.
(2)Consisted of stock-based compensation and cash-settled stock-based compensation.
(3)For the three months ended June 30, 2021, consisted of the following adjustments: $6.7 million of adjustments to contingent consideration expense from previous acquisitions; $3.5 million of acquisition expenses; and a $1.1 million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity.
For the six months ended June 30, 2021, consisted of the following adjustments: $7.9 million of adjustments to contingent consideration expense from previous acquisitions; $4.6 million of acquisition expenses; a $1.1 million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; and a ($0.5) million gain on the sale of a cost method investment.
For the three months ended June 30, 2020, consisted of the following adjustments: a $4.8 million loss on the impairment of a Cost Method investment; $3.6 million of Callcredit integration costs; $1.2 million of acquisition expenses; and a ($2.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer.
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
(5)For the three months ended June 30, 2021, consisted of the following adjustments: a ($32.4) million net reduction in certain legal expenses; a ($3.4) million recovery from the Fraud Incident, net of additional administrative expenses; and $1.9 million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2021, consisted of the following adjustments: a ($32.4) million net reduction in certain legal expenses; a ($3.4) million recovery from the Fraud Incident, net of additional administrative expense; and $2.0 million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended June 30, 2020, consisted of the following adjustments: ($1.8) million of net other consisting of net gains from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2020, consisted of the following adjustments: $30.5 million for certain legal expenses; and $3.3 million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees, and other.

Revenue
For the three months ended June 30, 2021, revenue increased $139.7 million, or 22.0%, compared with the same period in 2020, due primarily to improving macroeconomic conditions in all of our markets, revenue from new product initiatives, revenue from our recent acquisitions in the U.S. Markets segment, and an increase of 2.3% from the impact of strengthening foreign currencies.
For the six months ended June 30, 2021, revenue increased $197.5 million or 14.9% compared with the same period in 2020, due primarily to improving macroeconomic conditions in all of our markets, revenue from new product initiatives, revenue from our recent acquisitions in the U.S. Markets segment, and an increase of 1.4% increase from the impact of strengthening foreign currencies.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
U.S. Markets:
Financial Services	$270.7	$222.2	$48.4	21.8%	$533.7	$452.6	$81.1	17.9%
Emerging Verticals	214.1	183.2	30.8	16.8%	419.1	374.7	44.4	11.8%
U.S. Markets gross revenue	$484.7	$405.5	$79.3	19.5%	$952.8	$827.3	$125.5	15.2%

International:
Canada	$34.0	$24.1	$9.9	40.9%	$64.4	$50.6	$13.8	27.2%
Latin America	26.0	17.2	8.8	51.4%	50.1	41.5	8.6	20.8%
United Kingdom	53.4	39.2	14.2	36.2%	103.7	88.0	15.7	17.9%
Africa	15.2	9.0	6.2	68.8%	28.9	23.3	5.6	24.0%
India	27.9	17.6	10.3	58.2%	61.9	48.4	13.4	27.7%
Asia Pacific	16.0	12.5	3.4	27.4%	29.7	25.6	4.2	16.4%
International gross revenue	$172.5	$119.7	$52.8	44.1%	$338.7	$277.4	$61.3	22.1%

Consumer Interactive gross revenue	$136.6	$128.4	$8.2	6.4%	$266.9	$255.1	$11.8	4.6%

Total gross revenue	$793.8	$653.5	$140.2	21.5%	$1,558.5	$1,359.9	$198.6	14.6%

Intersegment revenue eliminations:
U.S. Markets	$(17.6)	$(17.4)	$(0.1)	(0.7)%	$(35.0)	$(34.5)	$(0.5)	(1.5)%
International	(1.5)	(1.2)	(0.3)	(20.8)%	(2.9)	(2.5)	(0.4)	(17.1)%
Consumer Interactive	(0.5)	(0.4)	(0.1)	(28.4)%	(1.0)	(0.8)	(0.2)	(28.6)%
Total intersegment revenue eliminations	$(19.6)	$(19.1)	$(0.5)	(2.6)%	$(39.0)	$(37.8)	$(1.2)	(3.1)%
Total revenue as reported	$774.2	$634.4	$139.7	22.0%	$1,519.5	$1,322.0	$197.5	14.9%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
U.S. Markets Segment
U.S. Markets revenue increased $79.3 million, or 19.5%, and $125.5 million, or 15.2%, for the three and six months ended June 30, 2021, compared with the same periods in 2020, due to an increase in revenue in both verticals, including revenue from our recent acquisitions in our Emerging Markets vertical.

Financial Services: Revenue increased $48.4 million, or 21.8%, and $81.1 million, or 17.9%, for the three and six months ended June 30, 2021, compared with the same periods in 2020. The increase in revenue is due primarily to improving macroeconomic conditions and revenue from new product initiatives in all of our lines of business in both periods. In the second quarter, the Consumer Lending, Auto, and Cards and Payments lines of business led with broad-based growth across customers, while the exceptionally strong growth of the previous several quarters in the Mortgage line of business slowed significantly in the second quarter.
Emerging Verticals: Revenue increased $30.8 million, or 16.8%, and $44.4 million, or 11.8%, for the three and six months ended June 30, 2021, compared with the same periods in 2020. The increase in revenue is due primarily to improving macroeconomic conditions in all of our verticals, revenue from new product initiatives, and an increase of 3.8% and 3.3% from our recent acquisitions. Every vertical except Healthcare had an increase in revenue in both the three-month and six-month periods.
International Segment
International revenue increased $52.8 million, or 44.1%, and $61.3 million, or 22.1%, for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and an increase in revenue of 12.3% and 6.7% in each respective period from the impact of strengthening foreign currencies.
Canada: Revenue increased $9.9 million, or 40.9%, and $13.8 million, or 27.2%, for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and new product initiatives, and an increase of 16.0% and 10.9% in each respective period from the impact of strengthening foreign currencies.
Latin America: Revenue increased $8.8 million, or 51.4%, and $8.6 million, or 20.8%, for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and an increase of 5.0% for the three-month period and a decrease of 1.3% in the six-month period from the impact of foreign currencies.
United Kingdom: Revenue increased $14.2 million, or 36.2%, and $15.7 million, or 17.9%, for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and an increase of 15.9% and 11.4% in each respective period from the impact of strengthening foreign currencies.
Africa: Revenue increased $6.2 million, or 68.8%, and $5.6 million, or 24.0%, for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and an increase of 31.7% and 12.6% in each respective period from the impact of strengthening foreign currencies.
India: Revenue increased $10.3 million, or 58.2%, and $13.4 million, or 27.7%, for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and an increase of 4.6% and 1.2% in each respective period from the impact of strengthening foreign currencies.
Asia Pacific: Revenue increased $3.4 million, or 27.4%, and $4.2 million, or 16.4%, for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and an increase of 0.4% and 0.6% in each respective period from the impact of strengthening foreign currencies.
Consumer Interactive Segment
Consumer Interactive revenue increased $8.2 million, or 6.4%, and $11.8 million, or 4.6%, for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to an increase in revenue in our direct channel in both periods. Our indirect channel had an increase in revenue in the three-month period and a decrease in revenue in the six-month period as this channel has begun to moderate.

Operating Expenses
Operating expenses for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of services	$250.3	$218.6	$31.7	14.5%	$493.5	$443.7	$49.8	11.2%
Selling, general and administrative	208.0	201.1	6.9	3.4%	435.1	436.4	(1.3)	(0.3)%
Depreciation and amortization	98.4	90.8	7.6	8.4%	192.7	181.2	11.5	6.4%
Total operating expenses	$556.7	$510.5	$46.2	9.0%	$1,121.3	$1,061.3	$60.0	5.7%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $31.7 million and $49.8 million for the three and six months ended June 30, 2021, compared with the same periods in 2020.
The increase was due primarily to:
•an increase in product costs resulting from the increase in revenue in all of our segments;
•operating costs from our recent acquisitions in our U.S. Markets segment;
•an increase in costs from our accelerated technology investment;
•the impact of strengthening foreign currencies on the expenses of our International segment; and
•an increase in labor costs, including an increase in incentive compensation due to improvements in performance, primarily in our U.S. Markets and International segments, partially offset by:
•a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19 in the six-month period.
Selling, General and Administrative
Selling, general and administrative expenses increased $6.9 million and decreased $1.3 million for the three and six months ended June 30, 2021, compared with the same periods in 2020.
The changes were due primarily to:
•an increase in labor costs, including an increase in incentive and stock-based compensation due to improvements in performance, primarily in our U.S. Markets and International segments and in corporate, in both periods;
•operating costs and contingent consideration expense recorded from our recent acquisitions in our U.S. Markets segment in both periods;
•the impact of strengthening foreign currencies on the expenses of our International segment in both periods; and
•an increase in advertising expense, primarily in our Consumer Interactive segment, in both periods, partially offset by:
•a decrease of $27.7 million and $57.1 million in each respective period for legal and regulatory matters, primarily related to the Ramirez Litigation, which resulted in a significant expense in the first quarter of 2020 and a significant reversal of expense in the second quarter of 2021 as discussed in Recent Developments above.
•a decrease in bad debt expense in both periods, as we have reversed reserves that were recorded at the beginning of the COVID-19 pandemic;
•a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19 in the six-month period.

Depreciation and Amortization
Depreciation and amortization increased $7.6 million and $11.5 million for the three and six months ended June 30, 2021, compared with the same periods in 2020. These increases were due primarily to an increase in depreciation and amortization from recent acquisitions of tangible and intangible assets, partially offset by a decrease in amortization related to certain intangible assets from our 2012 change in control transaction that have become fully amortized.
Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
U.S. Markets gross revenue	$484.7	$405.5	$79.3	19.5%	$952.8	$827.3	$125.5	15.2%
International gross revenue	172.5	119.7	52.8	44.1%	338.7	277.4	61.3	22.1%
Consumer Interactive gross revenue	136.6	128.4	8.2	6.4%	266.9	255.1	11.8	4.6%
Total gross revenue	793.8	653.5	140.2	21.5%	1,558.5	1,359.9	198.6	14.6%
Less: intersegment revenue eliminations	(19.6)	(19.1)	(0.5)	(2.6)%	(39.0)	(37.8)	(1.2)	(3.1)%
Total revenue as reported	$774.2	$634.4	$139.7	22.0%	$1,519.5	$1,322.0	$197.5	14.9%

Adjusted EBITDA(1):
U.S. Markets	$209.4	$171.2	$38.3	22.4%	$408.3	$342.7	$65.6	19.1%
International	72.2	37.5	34.7	92.7%	143.6	97.7	45.9	47.0%
Consumer Interactive	64.8	61.7	3.1	5.0%	123.3	119.1	4.2	3.6%
Corporate	(27.9)	(27.7)	(0.2)	(0.6)%	(56.2)	(53.5)	(2.8)	(5.2)%
Consolidated Adjusted EBITDA(1)	$318.6	$242.7	$75.9	31.3%	$619.0	$506.0	$112.9	22.3%

Adjusted EBITDA margin(1):
U.S. Markets	43.2%	42.2%		1.0%	42.8%	41.4%		1.4%
International	41.8%	31.3%		10.5%	42.4%	35.2%		7.2%
Consumer Interactive	47.5%	48.1%		(0.6)%	46.2%	46.7%		(0.5)%
Consolidated Adjusted EBITDA margin(1)	41.1%	38.2%		2.9%	40.7%	38.3%		2.5%
Net income attributable to TransUnion as a percentage of revenue	16.5%	10.8%		5.7%	16.8%	10.5%		6.3%
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
Consolidated Adjusted EBITDA increased $75.9 million and $112.9 million for the three and six months ended June 30, 2021, compared to the same periods in 2020.
The increase was due primarily to:
•an increase in revenue from improving macroeconomic conditions in all of our markets; and
•a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19, partially offset by:
•an increase in product costs resulting from the increase in revenue in all of our segments;

•an increase in labor costs, including incentive compensation, primarily in our U.S. Markets and International segments and in Corporate;
•an increase in operating costs from our recent acquisitions;
•an increase in advertising costs, primarily in our Consumer Interactive segment;
•the impact of strengthening foreign currencies on the expenses of our International segment; and
•a decrease in bad debt expense in both periods as we have reversed reserves that were recorded at the beginning of the COVID-19 pandemic.
Adjusted EBITDA margin for the U.S. Markets segment increased due primarily to an increase in revenue and improving market conditions in both of our verticals, a decrease in bad debt expense, and a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19 in the six-month period, partially offset by an increase in product costs resulting from the increase in revenue and an increase in incentive compensation costs due to improved performance.
Adjusted EBITDA margins for the International segment increased due primarily to an increase in revenue and improving market conditions in all of our regions, a decrease in bad debt expense, and a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19 in the six-month period, partially offset by an increase in incentive compensation costs due to improved performance.
Adjusted EBITDA margin for the Consumer Interactive segment decreased due to an increase in product costs in our indirect channel and an increase in advertising costs, partially offset by an increase in revenue in our direct channel.
Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense	$(25.6)	$(33.5)	$7.9	23.5%	$(51.4)	$(71.1)	$19.7	27.8%
Interest income	0.9	1.1	(0.2)	(21.8)%	1.5	3.0	(1.5)	(49.0)%
Earnings from equity method investments	2.7	2.1	0.7	33.7%	5.7	4.6	1.1	24.4%
Other income and expense, net:
Acquisition fees	(3.5)	(1.2)	(2.3)	nm	(4.6)	(3.3)	(1.3)	(40.5)%
Loan fees	(0.4)	(0.4)	—	8.8%	(1.2)	(0.3)	(0.9)	nm
Other income (expense), net	3.8	1.0	2.8	nm	5.4	(4.1)	9.4	nm
Total other income and expense, net	(0.1)	(0.7)	0.6	86.3%	(0.5)	(7.7)	7.2	93.6%
Non-operating income and expense	$(22.1)	$(30.9)	$8.9	28.7%	$(44.6)	$(71.2)	$26.6	37.4%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and six months ended June 30, 2021, interest expense decreased $7.9 million and $19.7 million compared with the same periods in 2020, due primarily to the impact of the decrease in the average interest rate and a decrease in our average outstanding principal balance. In the fourth quarter of 2020, we prepaid $150.0 million of our Senior Secured Term Loans. In the first quarter of 2021, we prepaid an additional $85.0 million of our Senior Secured Term Loans. These prepayments impact the comparability of interest expense between periods.
Acquisition fees represent costs we have incurred for various acquisition-related efforts.
Other income (expense), net includes currency remeasurement gains and losses, dividends received from cost method investments and other miscellaneous non-operating income and expense items, including recoveries from the Fraud Incident in the three- and six-month periods of 2021.

Provision for Income Taxes
For the three months ended June 30, 2021, we reported an effective tax rate of 32.0%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense of $20.3 million related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter of 2021, partially offset by $5.5 million of discrete tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2019 tax year and $2.1 million of excess tax benefits on stock-based compensation. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available.
For the six months ended June 30, 2021, we reported an effective tax rate of 25.5%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense of $20.3 million related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter of 2021, partially offset by $11.2 million of discrete tax benefit related to electing the GILTI high-tax exclusion retroactively for the 2018 and 2019 tax years and $7.9 million of excess tax benefits on stock-based compensation.
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
Significant Changes in Assets and Liabilities
Our long-term debt decreased by $125.5 million at June 30, 2021, compared with December 31, 2020, due primarily to the $85.0 prepayment of debt made in March 2021, and the scheduled payments made in the first and second quarter of 2021.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure obligations, business acquisitions, and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving line of credit will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions and operating needs for the foreseeable future. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $526.2 million and $493.0 million at June 30, 2021, and December 31, 2020, respectively, of which $293.6 million and $232.0 million was held outside the United States in each respective period. As of June 30, 2021, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
For the six months ended June 30, 2021, we prepaid $85.0 million of our Senior Secured Term Loan B-5, funded from our cash on hand.
During the second quarter of 2021, we increased our quarterly dividend from $0.075 per share to $0.095 per share. Our board of directors declared a dividend of $0.075 and $0.095 per share on February 24, 2021 and May 11, 2021, respectively, to holders of record on March 11, 2021 and May 26, 2021, respectively. We paid dividends of $14.3 million and $18.2 million on March 26, 2021 and June 10, 2021, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our board.
On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of our common stock over the next 3 years. Our board of directors removed the three-year time limitation on February 8, 2018. To date, we have repurchased $133.5 million of our common stock and have the ability to repurchase the remaining $166.5 million.
We have no obligation to repurchase additional shares. Any determination to repurchase additional shares will be at the discretion of management and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities and other factors management deems appropriate. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2021	2020	Change
Cash provided by operating activities	$380.5	$379.4	$1.1
Cash used in investing activities	(146.1)	(116.5)	(29.6)
Cash used in financing activities	(202.5)	(86.8)	(115.7)
Effect of exchange rate changes on cash and cash equivalents	1.3	(18.0)	19.3
Net change in cash and cash equivalents	$33.2	$158.1	$(124.9)
Operating Activities
The increase in cash provided by operations was due primarily to an increase in operating performance and a decrease in interest expense, mostly offset by an increase in working capital.

Investing Activities
The increase in cash used in investing activities was due primarily to an increase in purchases of convertible notes and investments in nonconsolidated affiliates and an increase in capital expenditures.
Financing Activities
The increase in cash used in financing activities was due primarily to $85.0 million debt prepayments made in 2021 and an increase in the payments for contingent consideration in 2021.
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
Cash paid for capital expenditures increased $9.5 million, from $87.6 million for the six months ended June 30, 2020, to $97.1 million for the six months ended June 30, 2021.
Debt
Hedges
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,130.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial notional amount of $1,110.0 million that amortizes each quarter. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,400.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $75 million or 7.5% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2021, we were in compliance with all debt covenants.
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
•the prevalence and severity of variants of the COVID-19 virus;
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2020, and Part II, Item 1, “Legal Proceedings” of all subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report, and Part I, Item 1, Note 14 “Contingencies,” of this Quarterly Report for a full description of our material pending legal and regulatory matters.
ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors”
included in our Annual Report on Form 10-K for the year ended December 31, 2020, and any subsequently filed Quarterly Reports on Form 10-Q, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020, Subsequent Quarterly Reports on Form 10-Q, and this Quarterly Report on Form 10-Q are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30	1,324	$92.99	—	$166.5
May 1 to May 31	2,872	108.30	—	$166.5
June 1 to June 30	47,096	106.40	—	$166.5
Total	51,292		—
Shares shown in column (a) above consist of shares that were repurchased from employees for withholding taxes on options exercised and restricted stock units vesting pursuant to the terms of the Company's equity compensation plans and net settled.
(1) On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of common stock over the next three years. On February 8, 2018, our board of directors removed the three-year time limitation. Prior to the second quarter of 2018, we had purchased approximately $133.5 million of common stock under the program and may purchase up to an additional $166.5 million. Additional repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Third Amended and Restated Bylaws of TransUnion amended as of May 12, 2020 (Incorporated by reference to Exhibit 3.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

10.1	Retirement and Transition Agreement, dated as of April 1, 2021 by and between TransUnion and John Danaher (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on 8-K filed on April 7, 2021).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

July 27, 2021	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

July 27, 2021	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)