Form 10-Q
period 2021-09-30
TransUnion
filed 2021-10-26
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of September 30, 2021, there were 191.6 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$708.8	$493.0
Trade accounts receivable, net of allowance of $23.9 and $26.6	513.6	453.7
Other current assets	228.2	159.5
Total current assets	1,450.6	1,106.2
Property, plant and equipment, net of accumulated depreciation and amortization of $622.0 and $548.9	196.4	223.2
Goodwill	3,424.7	3,461.5
Other intangibles, net of accumulated amortization of $1,945.8 and $1,752.2	2,161.2	2,284.6
Other assets	275.5	236.1
Total assets	$7,508.4	$7,311.6
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$227.7	$193.2
Short-term debt and current portion of long-term debt	$76.5	55.5
Other current liabilities	375.8	415.8
Total current liabilities	680.0	664.5
Long-term debt	3,253.1	3,398.7
Deferred taxes	419.8	396.8
Other liabilities	174.3	215.5
Total liabilities	4,527.2	4,675.5
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2021 and December 31, 2020, 197.2 million and 195.7 million shares issued at September 30, 2021 and December 31, 2020, respectively, and 191.6 million shares and 190.5 million shares outstanding as of September 30, 2021 and December 31, 2020, respectively	2.0	2.0
Additional paid-in capital	2,161.5	2,088.1
Treasury stock at cost; 5.6 million and 5.2 million shares at September 30, 2021 and December 31, 2020, respectively	(250.1)	(215.2)
Retained earnings	1,255.7	937.4
Accumulated other comprehensive loss	(288.3)	(272.1)
Total TransUnion stockholders’ equity	2,880.8	2,540.2
Noncontrolling interests	100.4	95.9
Total stockholders’ equity	2,981.2	2,636.1
Total liabilities and stockholders’ equity	$7,508.4	$7,311.6
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$791.6	$695.9	$2,311.1	$2,017.9
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	259.1	222.4	752.6	666.1
Selling, general and administrative	247.3	219.0	682.4	655.4
Depreciation and amortization	95.9	92.2	288.6	273.4
Total operating expenses	602.3	533.6	1,723.6	1,594.9
Operating income	189.4	162.3	587.5	423.0
Non-operating income and (expense)
Interest expense	(25.7)	(27.6)	(77.1)	(98.7)
Interest income	1.0	1.2	2.5	4.2
Earnings from equity method investments	2.9	2.1	8.6	6.7
Other income and (expense), net	(10.3)	0.8	(10.8)	(6.9)
Total non-operating income and (expense)	(32.2)	(23.6)	(76.8)	(94.7)
Income before income taxes	157.2	138.7	510.7	328.3
Provision for income taxes	(39.0)	(32.1)	(129.1)	(77.3)
Net income	118.2	106.7	381.7	251.0
Less: net (income) loss attributable to the noncontrolling interests	(4.0)	(3.9)	(12.0)	(9.5)
Net income attributable to TransUnion	$114.2	$102.8	$369.7	$241.5

Weighted-average shares outstanding:
Basic	191.6	190.2	191.3	189.8
Diluted	193.1	192.3	192.9	192.1
Earnings Per Share:
Basic	$0.60	$0.54	$1.93	$1.27
Diluted	$0.59	$0.53	$1.92	$1.26
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$118.2	$106.7	$381.7	$251.0
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(54.0)	54.5	(49.7)	(124.6)
Benefit (expense) for income taxes	0.1	—	0.1	1.9
Foreign currency translation, net	(53.9)	54.5	(49.6)	(122.7)
Hedge instruments:
Net change on interest rate cap	—	—	—	4.1
Net change on interest rate swap	9.3	6.4	42.5	(53.3)
Benefit (expense) for income taxes	(2.3)	(1.4)	(10.6)	12.4
Hedge instruments, net	7.0	5.0	31.9	(36.8)
Available-for-sale securities:
Net unrealized (loss) gain	(0.1)	—	—	—
Provision for income taxes	—	—	—	—
Available-for-sale securities, net	(0.1)	—	—	—
Total other comprehensive income (loss), net of tax	(47.0)	59.5	(17.7)	(159.5)
Comprehensive income	71.2	166.2	364.0	91.5
Less: comprehensive income attributable to noncontrolling interests	(3.4)	(4.5)	(10.5)	(8.2)
Comprehensive income (loss) attributable to TransUnion	$67.8	$161.7	$353.5	$83.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$381.7	$251.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288.6	273.4
Net (gain) loss on investments in affiliated companies and other investments	(12.3)	0.5
Deferred taxes	13.2	(25.2)
Stock-based compensation	51.6	29.6
Provision for losses on trade accounts receivable	0.7	11.4
Other	1.0	6.1
Changes in assets and liabilities:
Trade accounts receivable	(63.2)	(43.4)
Other current and long-term assets	(40.5)	(9.6)
Trade accounts payable	35.6	7.3
Other current and long-term liabilities	3.8	57.1
Cash provided by operating activities	660.2	558.2
Cash flows from investing activities:
Capital expenditures	(158.1)	(131.7)
Proceeds from sale/maturities of other investments	27.8	52.3
Purchases of other investments	(53.7)	(65.0)
Investments in nonconsolidated affiliates and purchases of convertible notes	(41.6)	(12.3)
Proceeds from disposals of investments and assets held for sale	18.7	1.6
Other	(1.1)	1.6
Cash used in investing activities	(208.0)	(153.5)
Cash flows from financing activities:
Repayments of debt	(127.5)	(45.0)
Proceeds from issuance of common stock and exercise of stock options	21.2	21.7
Dividends to shareholders	(51.5)	(43.3)
Employee taxes paid on restricted stock units recorded as treasury stock	(34.8)	(35.5)
Payment of contingent consideration	(32.4)	(6.4)
Distributions to noncontrolling interests	(6.5)	(1.4)
Cash used in financing activities	(231.5)	(109.9)
Effect of exchange rate changes on cash and cash equivalents	(4.9)	(14.9)
Net change in cash and cash equivalents	215.8	279.9
Cash and cash equivalents, beginning of period	493.0	274.1
Cash and cash equivalents, end of period	$708.8	$554.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2019	188.7	$1.9	$2,022.3	$(179.2)	$652.0	$(251.6)	$94.0	$2,339.4
Net income	—	—	—	—	70.2	—	4.1	74.3
Other comprehensive loss	—	—	—	—	—	(216.6)	(1.7)	(218.3)
Stock-based compensation	—	—	4.1	—	—	—	—	4.1
Employee share purchase plan	0.1	—	8.9	—	—	—	—	8.9
Exercise of stock options	0.4	—	2.8	—	—	—	—	2.8
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(32.6)	—	—	—	(32.6)
Dividends to shareholders	—	—	—	—	(14.4)	—	—	(14.4)
Other	—	—	—	—	(0.1)	—	0.1	—
Balance, March 31, 2020	189.8	$1.9	$2,038.1	$(211.8)	$707.7	$(468.2)	$96.5	$2,164.2
Net income	—	—	—	—	68.5	—	1.5	70.0
Other comprehensive loss	—	—	—	—	—	(0.4)	(0.2)	(0.6)
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Exercise of stock options	0.3	0.1	2.5	—	—	—	—	2.6
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Dividends to shareholders	—	—	—	—	(14.5)	—	—	(14.5)
Other	—	—	(0.1)	—	—	—	(0.5)	(0.6)
Balance, June 30, 2020	190.1	$2.0	$2,056.4	$(212.2)	$761.7	$(468.6)	$97.3	$2,236.6
Net income	—	—	—	—	102.8	—	3.9	106.7
Other comprehensive income	—	—	—	—	—	58.9	0.6	59.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)
Stock-based compensation	—	—	7.2	—	—	—	—	7.2
Employee share purchase plan	0.1	—	10.2	—	—	—	—	10.2
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Treasury stock purchased	—	—	—	(2.5)	—	—	—	(2.5)
Dividends to shareholders	—	—	—	—	(14.3)	—	—	(14.3)
Other	—	—	—	—	0.1	—	(0.1)	—
Balance, September 30, 2020	190.3	$2.0	$2,074.0	$(214.7)	$850.3	$(409.7)	$100.3	$2,402.2

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	190.5	$2.0	$2,088.1	$(215.2)	$937.4	$(272.1)	$95.9	$2,636.1
Net income	—	—	—	—	127.9	—	2.7	130.6
Other comprehensive income	—	—	—	—	—	11.7	(1.0)	10.7
Stock-based compensation	—	—	17.0	—	—	—	—	17.0
Employee share purchase plan	0.1	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	1.0	—	—	—	—	1.0
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.5)	—	—	—	(28.5)
Dividends to shareholders	—	—	—	—	(14.5)	—	—	(14.5)
Balance, March 31, 2021	191.3	$2.0	$2,116.8	$(243.8)	$1,050.8	$(260.3)	$97.6	$2,763.1
Net income	—	—	—	—	127.6	—	5.2	132.9
Other comprehensive income	—	—	—	—	—	18.5	0.1	18.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Exercise of stock options	0.2	—	1.0	—	—	—	—	1.0
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(5.4)	—	—	—	(5.4)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Other	—	—	—	—	—	—	0.5	0.5
Balance, June 30, 2021	191.5	$2.0	$2,133.7	$(249.2)	$1,160.1	$(241.9)	$102.9	$2,907.6
Net income (loss)	—	—	—	—	114.2	—	4.0	118.2
Other comprehensive income	—	—	—	—	—	(46.4)	(0.6)	(47.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Stock-based compensation	—	—	16.1	—	—	—	—	16.1
Employee share purchase plan	0.1	—	11.4	—	—	—	—	11.4
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(0.9)	—	—	—	(0.9)
Dividends to shareholders	—	—	—	—	(18.6)	—	—	(18.6)
Balance, September 30, 2021	191.6	$2.0	$2,161.5	$(250.1)	$1,255.7	$(288.3)	$100.4	$2,981.2
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
Impact of COVID-19 On Our Financial Statements
Beginning in the middle of March 2020, the economic effect of the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. While we continue to see improvements in demand for our services to varying degrees in the markets where we operate since the low point in April 2020, including encouraging results in the first three quarters of 2021, given the continuously evolving and unpredictable nature of the pandemic, including the rise of variants of the virus and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact on various aspects of our business, including our results of operations and financial condition, in the future.
Recently Announced Transactions
On September 13, 2021, we announced our agreement to acquire Neustar, Inc. for $3.1 billion in cash, subject to customary purchase price adjustments. We intend to finance the acquisition through a combination of debt financing and cash on hand, and have entered into a debt commitment letter which provides for a senior secured term loan facility in an aggregate principal amount of up to $3.1 billion. We expect the acquisition to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions and regulatory approvals.
On October 26, 2021, we announced our agreement to acquire Sontiq, Inc. for $638 million in cash, subject to customary purchase price adjustments. We intend to finance the acquisition through a combination of debt financing and cash on hand, and have entered into a debt commitment letter which provides for a new secured term loan facility in an aggregate principal amount of up to $640 million. We expect the acquisition to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions and regulatory approvals.
In connection with executing on our strategic initiatives and positioning TransUnion for attractive long-term growth, in October 2021, we signed an agreement to sell our Healthcare business for $1.735 billion in cash subject to customary purchase price adjustments. We are targeting a closing of this transaction in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions and regulatory approvals. We expect to realize a material gain on sale of the Healthcare business and intend to use the net proceeds from this sale to prepay debt and for other general corporate purposes as permitted under the Senior secured credit facilities. We report the financial results of the Healthcare business within our U.S. Markets Reportable segment. We expect to report the Healthcare business as a discontinued operation beginning in the fourth quarter of 2021.
Trade Accounts Receivable
We base our allowance for doubtful accounts estimate on our historical loss experience, our current expectations of future losses, current economic conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse financial condition or for existing contractual disputes.
The following is a rollforward of the allowance for doubtful accounts for the periods presented:

	Nine Months Ended September 30,
	2021	2020
Beginning Balance	$26.6	$19.0
Provision for losses on trade accounts receivable	0.7	11.4
Write-offs, net of recovered accounts	(3.4)	(5.1)
Ending balance	$23.9	$25.3
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
The decrease in other intangibles, net of accumulated amortization, as of September 30, 2021, compared with December 31, 2020, is due primarily to 2021 amortization expense and a decrease due to the cumulative translation adjustment of our foreign entities long-lived assets resulting from changes to foreign exchange rates between periods, partially offset by an increase from expenditure for the development of internal use software. The decrease in goodwill as of September 30, 2021, compared with December 31, 2020, is due primarily to a cumulative translation adjustment of our foreign entities goodwill resulting from changes to foreign exchange rates between periods. The offset to these translation adjustments are included in accumulated other comprehensive loss on our balance sheet.
Recently Adopted Accounting Pronouncements
On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amendment removes specific exceptions to the general principles in Topic 740. Among other things it eliminates the need for organizations to analyze whether the following apply in a given period: an exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and an exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This amendment also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods therein. Upon adoption, this guidance did not have a material impact on our consolidated financial statements.

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
2. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale debt securities (Note 3)	$3.1	$—	$3.1	$—
Interest rate swaps (Notes 4 and 8)	0.2	—	0.2	—
Total	$3.3	$—	$3.3	$—

Liabilities
Interest rate swaps (Notes 7 and 8)	$47.4	$—	$47.4	$—
Total	$47.4	$—	$47.4	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale debt securities (Note 3)	$3.2	$—	$3.2	$—
Total	$3.2	$—	$3.2	$—

Liabilities
Interest rate swaps (Notes 7 and 8)	$89.7	$—	$89.7	$—
Contingent consideration (Note 6 and 7)	41.4	—	—	41.4
Total	$131.1	$—	$89.7	$41.4
Level 2 instruments consist of foreign exchange-traded corporate bonds and interest rate swaps. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 8, “Debt,” there are two tranches of interest rate swaps that we entered into in 2020. As of September 30, 2021, one of those tranches is in an asset position, and the other is in a liability position.
Level 3 instruments were contingent consideration obligations related to companies we acquired. These obligations were contingent upon meeting certain revenue performance metrics through March 31, 2021. The fair values of these obligations were determined based on an income approach, using our expectations of the future expected revenue of the acquired entities. During the nine months ended September 30, 2021 we paid $41.2 million of this contingent consideration, and recorded other offsetting adjustments to our estimates of the acquisition date fair values of these obligations recorded to goodwill, and changes to the fair value of these obligations subsequent to the dates of acquisition recorded to selling, general and administrative expenses in our consolidated statements of income. As of September 30, 2021, the balance of these contingent obligations is zero.

3. Other Current Assets
Other current assets consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Prepaid expenses	$108.5	$84.7
Marketable securities (Note 2)	3.1	3.2
Contract assets (Note 10)	0.7	1.8
Other	115.9	69.8
Total other current assets	$228.2	$159.5
Other includes other investments in non-negotiable certificates of deposit that are recorded at their carrying value which approximates fair value.
4. Other Assets
Other assets consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Investments in affiliated companies (Note 5)	$174.4	$138.8
Right-of-use lease assets	63.8	65.6
Interest rate swaps (Notes 2 and 8)	0.2	—
Other	37.1	31.7
Total other assets	$275.5	$236.1
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

Investments in affiliated companies consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Equity Method investments	$45.4	$46.1
Cost Method Investments	129.0	92.7
Total investments in affiliated companies (Note 4)	$174.4	$138.8
These balances are included in other assets in the consolidated balance sheets. The increase in Cost Method Investments is due primarily to investments we made during 2021 recorded in all three of our Operating Segments, offset by decreases from the disposal of two of our Cost Method Investments.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Earnings from equity method investments (Note 13)	$2.9	$2.1	$8.6	$6.7
Dividends received from equity method investments	$—	$1.3	$8.0	$7.6
6. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Accrued payroll and employee benefits	$182.2	$149.3
Deferred revenue (Note 10)	72.0	85.5
Accrued legal and regulatory (Note 14)	64.5	76.0
Operating lease liabilities	16.0	17.9
Contingent consideration (Note 2)	—	37.8
Other	41.1	49.3
Total other current liabilities	$375.8	$415.8
The increase in accrued payroll and employee benefits was due primarily to an increase in accrued incentive compensation resulting from our improved operating results. The decrease in accrued legal and regulatory was due primarily to a reduction of our estimated liability for the Ramirez Litigation as discussed below, partially offset by an increase for certain other legal and regulatory matters. Contingent consideration that was accrued as of December 31, 2020 was paid out in the second quarter of 2021.
7. Other Liabilities
Other liabilities consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Operating lease liabilities	$55.5	$54.0
Interest rate swaps (Notes 2 and 8)	47.4	89.7
Unrecognized tax benefits, net of indirect tax effects (Note 12)	36.5	34.4
Deferred revenue (Note 10)	2.2	3.0
Other	32.7	34.4
Total other liabilities	$174.3	$215.5
The decrease in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.

8. Debt
Debt outstanding consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.83% at September 30, 2021, and 1.90% at December 31, 2020), net of original issue discount and deferred financing fees of $3.3 million and $8.1 million, respectively, at September 30, 2021, and original issue discount and deferred financing fees of $3.9 million and $9.5 million, respectively, at December 31, 2020	$2,233.1	$2,335.6
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.33% at September 30, 2021, and 1.40% at December 31, 2020), net of original issue discount and deferred financing fees of $2.1 million and $1.3 million, respectively, at September 30, 2021, and original issue discount and deferred financing fees of $2.6 million and $1.6 million, respectively, at December 31, 2020	1,096.3	1,117.0
Senior Secured Revolving Credit Facility	—	—
Other notes payable	—	1.4
Finance leases	0.2	0.2
Total debt	3,329.6	3,454.2
Less short-term debt and current portion of long-term debt	(76.5)	(55.5)
Total long-term debt	$3,253.1	$3,398.7
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-5, Senior Secured Term Loan A-3 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
For the nine months ended September 30, 2021, we prepaid $85.0 million of our Senior Secured Term Loans, funded from our cash on hand. As a result of this prepayment, we expensed $0.5 million of our unamortized original issue discount and deferred financing fees to other income and expense in the consolidated statement of income.
As of September 30, 2021, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $75 million or 7.5% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2021, we were in compliance with all debt covenants.
Interest Rate Hedging
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,125.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,395.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
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
The net change in the fair value of the swaps resulted in an unrealized gain of $9.3 million ($7.0 million, net of tax) and $42.5 million ($31.9 million, net of tax) for the three and nine months ended September 30, 2021, respectively, recorded in other comprehensive income. The net change in the fair value of the swaps resulted in an unrealized gain of $6.4 million ($5.0 million, net of tax) and loss of $53.3 million ($39.9 million, net of tax) for the three and nine months ended September 30, 2020, respectively, recorded in other comprehensive income. Interest expense on the swaps in the three and nine months ended September 30, 2021 was $10.6 million ($8.0 million, net of tax) and $31.2 million ($23.5 million, net of tax), respectively. Interest expense on the swaps in the three and nine months ended September 30, 2020 was expense of $10.3 million ($8.0 million, net of tax) and $21.9 million ($16.5 million, net of tax), respectively. We currently expect to recognize a loss of approximately $41.5 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.
The net change in the fair value of the caps resulted in a recognition into interest expense previously unrealized loss of $4.1 million ($3.1 million, net of tax) for the nine months ended September 30, 2020, recorded in other comprehensive income. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the nine months ended September 30, 2020, was expense of $6.7 million ($5.1 million, net of tax).
Fair Value of Debt
As of September 30, 2021 and December 31, 2020 the fair value of our variable-rate Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees was approximately $2,233.1 million and $2,351.9 million, respectively. As of September 30, 2021 and December 31, 2020, the fair value of our Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees, was approximately $1,096.9 million and $1,112.8 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.

9. Stockholders’ Equity
Common Stock Dividends
During the second quarter of 2021, we increased our quarterly dividend from $0.075 per share to $0.095 per share. Our board of directors declared a dividend of $0.075 on February 24, 2021 to holders of record on March 11, 2021. Additionally, our board of directors declared a dividend of $0.095 per share on May 11, 2021 and August 10, 2021 to holders of record on May 26, 2021 and August 25, 2021, respectively. We paid dividends of $14.3 million, $18.2 million and $18.2 million on March 26, 2021, June 10, 2021 and September 9, 2021, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
Preferred Stock
As of September 30, 2021 and December 31, 2020, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. For these contracts, we expect to recognize revenue of approximately $120 million over the next two years and $150 million thereafter.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of September 30, 2021.
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
As of September 30, 2021 and September 30, 2020, there were 0.1 million and 1.3 million contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, respectively, because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income	$118.2	$106.7	$381.7	$251.0
Less: net (income) loss attributable to the noncontrolling interests	(4.0)	(3.9)	(12.0)	(9.5)
Net income (loss) attributable to TransUnion	$114.2	$102.8	$369.7	$241.5

Weighted-average shares outstanding:
Basic	191.6	190.2	191.3	189.8
Dilutive impact of stock based awards	1.5	2.1	1.6	2.3
Diluted	193.1	192.3	192.9	192.1

Earnings Per Share:
Basic	$0.60	$0.54	$1.93	$1.27
Diluted	$0.59	$0.53	$1.92	$1.26

Anti-dilutive weighted stock-based awards outstanding	—	0.1	—	0.3
12. Income Taxes
For the three months ended September 30, 2021, we reported an effective tax rate of 24.8%, which was higher than the 21.0% U.S. federal statutory rate due primarily to various foreign, federal and state taxes, partially offset by excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2021, we reported an effective tax rate of 25.3%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense of $20.5 million related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter 2021, partially offset by $11.2 million of discrete tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2018 and 2019 tax years, and $9.1 million of excess tax benefits on stock-based compensation. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available.
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
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $40.5 million as of September 30, 2021, and $36.9 million as of December 31, 2020. The amounts that would affect the effective tax rate if recognized are $20.6 million and $18.5 million, respectively. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $6.1 million as of September 30, 2021, $4.8 million as of December 31, 2020. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes. and 2015 and forward in some state jurisdictions.

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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Gross Revenue:
U.S. Markets:
Financial Services	$277.6	$249.1	$811.4	$701.7
Emerging Verticals	220.7	189.4	639.8	564.1
Total U.S. Markets	$498.4	$438.5	$1,451.2	$1,265.8

International:
Canada	$30.6	$27.9	$95.0	$78.5
Latin America	26.7	21.7	76.8	63.2
United Kingdom	54.6	44.2	158.3	132.1
Africa	15.1	12.3	44.0	35.6
India	34.5	23.9	96.4	72.4
Asia Pacific	16.5	14.9	46.2	40.5
Total International	$178.0	$144.8	$516.7	$422.2

Total Consumer Interactive	$135.0	$131.6	$401.9	$386.7

Total revenue, gross	$811.4	$714.9	$2,369.8	$2,074.8

Intersegment revenue eliminations:
U.S. Markets	$(17.7)	$(17.2)	$(52.7)	$(51.7)
International	(1.5)	(1.4)	(4.4)	(3.9)
Consumer Interactive	(0.5)	(0.5)	(1.6)	(1.3)
Total intersegment eliminations	$(19.7)	$(19.0)	$(58.7)	$(56.8)
Total revenue as reported	$791.6	$695.9	$2,311.1	$2,017.9
As a result of displaying amounts in millions, rounding differences may exist in the tables above and below.

A reconciliation of Segment Adjusted EBITDA to income before taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
U.S. Markets Adjusted EBITDA	$210.3	$177.3	$618.6	$520.0
International Adjusted EBITDA	77.7	56.7	221.3	154.4
Consumer Interactive Adjusted EBITDA	69.4	67.1	192.8	186.2
Total	357.5	301.1	1,032.7	860.6
Adjustments to reconcile to income before income taxes:
Corporate expenses(1)	$(30.5)	$(31.2)	$(86.7)	$(84.7)
Net interest expense	(24.7)	(26.5)	(74.6)	(94.6)
Depreciation and amortization	(95.9)	(92.2)	(288.6)	(273.4)
Stock-based compensation(2)	(17.4)	(7.8)	(51.9)	(29.5)
Mergers and acquisitions, divestitures and business optimization(3)	(10.3)	(1.5)	(23.4)	(12.9)
Accelerated technology investment(4)	(12.6)	(4.5)	(29.7)	(10.3)
Net other(5)	(12.8)	(2.6)	21.0	(36.4)
Net loss (income) attributable to non-controlling interests	4.0	3.9	12.0	9.5
Total adjustments	(200.3)	(162.4)	(521.9)	(532.3)
Income before income taxes	$157.2	$138.7	$510.7	$328.3
As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.
(1)Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
(2)Consisted of stock-based compensation and cash-settled stock-based compensation.
(3)For the three months ended September 30, 2021, consisted of the following adjustments: $22.7 million of acquisition expenses; $0.5 million of adjustments to contingent consideration expense from previous acquisitions; and a ($12.9) million gain on the sale of a Cost Method investment.
For the nine months ended September 30, 2021, consisted of the following adjustments: $27.4 million of acquisition expenses; $8.3 million of adjustments to contingent consideration expense from previous acquisitions; $1.1 million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; and ($13.4) million gain on the sale of Cost Method investments.
For the three months ended September 30, 2020, consisted of the following adjustments: $1.5 million of acquisition expenses.
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
(5)For the three months ended September 30, 2021, net other consisted of the following adjustments: $12.0 million for certain legal and regulatory expenses; and a $0.8 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the nine months ended September 30, 2021, consisted of the following adjustments: a $(20.4) million net reduction in certain legal and regulatory expenses; a $(3.4) million recovery from the Fraud Incident, net of additional administrative expense; and $2.8 million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended September 30, 2020, consisted of the following adjustments: $4.2 million for certain legal expenses; and $(1.6) million of net other consisting of loan fees, net gains from currency remeasurement of our foreign operations and other.

For the nine months ended September 30, 2020, consisted of the following adjustments: $34.7 million for certain legal expenses; a $1.6 million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees and other.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
U.S. Markets	$0.6	$0.8	$1.9	$2.0
International	2.2	1.4	6.7	4.7
Total	$2.9	$2.1	$8.6	$6.7
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
As of September 30, 2021 and December 31, 2020, we have accrued liabilities of $64.5 million and $76.0 million, respectively, for anticipated claims. These amounts are included in other accrued liabilities in the consolidated balance sheets. Litigation expense is included in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation and enforcement matters are considered period costs and are expensed as incurred.
The following discussion describes material developments in previously disclosed material legal and regulatory matters that occurred in the nine months ended September 30, 2021. Refer to Part II, Item 8, Footnote 20, “Contingencies” of our Annual

Report on Form 10-K for the year ended December 31, 2020, for a full description of our material pending legal and regulatory matters at that time.
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
On June 25, 2021, the United States Supreme Court’s decision reversed the Ninth Circuit opinion, and remanded the matter back to the lower courts for further proceedings consistent with its opinion. The United States Supreme Court’s opinion held that only plaintiffs who have suffered a concrete harm by a defendant’s statutory violation have Article III standing to seek damages against defendants in Federal court. Based on the ruling, only approximately 23% of the class was determined to have suffered concrete harm. Accordingly, in the second quarter of 2021 we revised the amount of the probable loss that we previously estimated, resulting in a reduction of our estimated liability and partially offsetting insurance receivable, with a $32.4 million net reduction recorded in selling, general and administrative expense as reflected in our results of operations for the nine months ended September 30, 2021. We also recorded a related income tax expense of $8.1 million in our provision for income taxes for the nine months ended September 30, 2021.
CFPB Matter
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Consumer Financial Protection Bureau (“CFPB”), informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleges that we failed to comply with and timely implement a Consent Order issued by the CFPB in January 2017, and further alleges additional violations related to Consumer Interactive’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. We are currently engaged in active settlement discussions with the CFPB regarding this matter. If our ongoing discussions do not result in a negotiated resolution, we expect that the CFPB will pursue litigation against the Company and these executive officers, seeking restitution, civil money penalties, and injunctive relief. We continue to believe that our marketing practices are lawful and appropriate, and would vigorously defend against allegations to the contrary in such proceedings. We cannot provide assurance that the CFPB will not ultimately commence litigation against us in this matter, nor are we able to predict the likely outcome of this matter. As of September 30, 2021, we have recorded an accrual in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition, however, the possible loss or range of loss is not reasonably estimable at this time.

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
Factors Affecting Our Results of Operations
The following are certain key factors that have affected, or will affect future results of operations:
Macroeconomic and Industry Trends; Effects of the COVID-19 pandemic on our Business and Results of Operations
Our revenues can be significantly influenced by general macroeconomic conditions, including the impact of the global COVID-19 pandemic, the availability of credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. In 2020, the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments beginning in the middle of March 2020. After reaching a low point in April 2020, we have seen ongoing improvements in demand for our services and solutions. This dynamic impacts the comparability of our results of operations between the periods presented below.
In the markets where we compete, we have generally seen improving macroeconomic conditions over the past several ~~few~~ quarters. In the United States, we have seen strong and improving macroeconomic conditions, including GDP growth, falling unemployment rates, and mortgage interest rates near historical lows. These improvements have been tempered by rising inflation and supply chain and labor shortage concerns. In our international regions, we have seen similar macroeconomic trends, although there are stronger economic concerns related to the COVID-19 pandemic in certain markets. These macroeconomic improvements are reflected in our year-to-date 2021 results, with all of our segments showing ongoing signs of improvements compared with last year, particularly in both verticals within our U.S. Markets segment and all of the regions within our International segment.
While our results continue to reflect ongoing improvements since the low point in April 2020, in light of the continuing uncertainty around COVID-19, including the rise in variants of the virus and the effectiveness of the vaccines against those variants, our primary focus continues to be the health and safety of our associates, our customers and the wider communities in which we operate. We continue to encourage our associates to get vaccinated and have implemented flexible policies that enable them to do so. While we continue to largely operate in a work-from-home model in every market we serve, we have begun to slowly reenter our office space in a safe and thoughtful manner, and have begun to conduct small in-person meetings in some of our offices.
Notwithstanding our encouraging first through third quarter 2021 results, given the continuously evolving and unpredictable nature of the pandemic, including variants of the virus and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact on various aspects of our business, including our results of operations and financial condition, in the future.
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
Recent Developments
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:
TransUnion has announced three significant transactions that will affect our future results of operations. See Part I, Item 1, Note 1 “Significant Accounting and Reporting Polices” for further information about these transactions.
In 2020, the economic effect of the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments beginning in the middle of March 2020. After reaching a low point in April 2020, we have seen ongoing improvements in demand for our services to varying degrees in all the markets where we operate~~,~~ These ongoing improvements are reflected in the results of our first three quarters of 2021 and impact the comparability of our results of operations between periods. Notwithstanding our encouraging first through third quarter 2021 results, given the continuously evolving and unpredictable nature of the pandemic, including the rise of variants of the virus and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact on various aspects of our business, including our results of operations and financial condition, in the future.
On February 27, 2020, the United States Court of Appeals for the Ninth Circuit affirmed in part and reversed and vacated in part the trial court’s judgment in Ramirez v. Trans Union LLC (“Ramirez” or the “Ramirez Litigation”), reducing the trial court’s punitive damages award from approximately $52 million to approximately $32 million. As a result, in the first quarter of 2020 we recorded $30.5 million ($22.9 million net of tax) of legal expense in selling, general and administrative expenses. We recorded an additional reserve for this matter in the third quarter of 2020. On December 16, 2020, the United States Supreme Court granted the Petition for Certiorari with respect to whether Article III of the United States Constitution or Rule 23 of the Federal Rules of Civil Procedure permit a damages class action where the vast majority of the class suffered no actual injury, let alone an injury anything like what the class representative suffered. On June 25, 2021, the United States Supreme Court’s decision reversed the Ninth Circuit opinion in Ramirez v. TransUnion, LLC, and remanded the matter back to the lower courts for further proceedings consistent with its opinion. The United States Supreme Court’s opinion held that only plaintiffs who have suffered a concrete harm by a defendant’s statutory violation have Article III standing to seek damages against defendants in Federal court. Based on the ruling, only approximately 23% of the class was determined to have suffered concrete harm. Accordingly, in the second quarter of 2021 we revised the amount of the probable loss that we previously estimated, resulting in a reduction of our estimated liability and partially offsetting insurance receivable, with a $32.4 million net reduction recorded in selling, general and administrative expense as reflected in our results of operations for the nine months ended September 30, 2021. We also recorded a related income tax expense of $8.1 million in our provision for income taxes for the nine months ended September 30, 2021.
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
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments, gains and impairments of equity-method and cost-method investments, if any, expenses related to successful and unsuccessful business acquisitions, loan fees, debt refinancing expenses, certain acquisition-related gains and losses and other non-operating income and expenses.

Results of Operations
Key Performance Measures
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, segment Adjusted EBITDA, cash provided by operating activities and cash paid for capital expenditures, and the non-GAAP measure consolidated Adjusted EBITDA. For the three and nine months ended September 30, 2021 and 2020, these key indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
Consolidated revenue as reported	$791.6	$695.9	$95.7	13.8%	$2,311.1	$2,017.9	$293.2	14.5%
U.S. Markets gross revenue	498.4	438.5	59.9	13.7%	1,451.2	1,265.8	185.4	14.6%
International gross revenue	178.0	144.8	33.2	22.9%	516.7	422.2	94.5	22.4%
Consumer Interactive gross revenue	135.0	131.6	3.4	2.6%	401.9	386.7	15.2	3.9%

Adjusted EBITDA(1):
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA(1):
Net income attributable to TransUnion	$114.2	$102.8	$11.4	11.1%	$369.7	$241.5	$128.2	53.1%
Net interest expense	24.7	26.5	(1.7)	(6.6)%	74.6	94.6	(20.0)	(21.2)%
Provision for income taxes	39.0	32.1	7.0	21.8%	129.1	77.3	51.8	67.0%
Depreciation and amortization	95.9	92.2	3.6	3.9%	288.6	273.4	15.2	5.5%
EBITDA	$273.8	$253.5	$20.2	8.0%	$861.9	$686.7	$175.2	25.5%
Adjustments to EBITDA:
Stock-based compensation(2)	$17.4	$7.8	$9.6	nm	$51.9	$29.5	$22.3	75.6%
Mergers and acquisitions, divestitures and business optimization(3)	10.3	1.5	8.8	nm	23.4	12.9	10.5	81.0%
Accelerated technology investment(4)	12.6	4.5	8.1	nm	29.7	10.3	19.4	nm
Net other(5)	12.8	2.6	10.3	nm	(21.0)	36.4	(57.4)	nm
Total adjustments to EBITDA	$53.2	$16.4	$36.8	nm	$84.0	$89.2	$(5.2)	(5.8)%
Consolidated Adjusted EBITDA(1)	$327.0	$269.9	$57.1	21.1%	$945.9	$775.9	$170.0	21.9%

Adjusted EBITDA(1):
U.S. Markets	$210.3	$177.3	$33.0	18.6%	$618.6	$520.0	$98.6	19.0%
International	77.7	56.7	21.0	37.0%	221.3	154.4	66.9	43.3%
Consumer Interactive	69.4	67.1	2.4	3.5%	192.8	186.2	6.6	3.5%
Corporate	(30.5)	(31.2)	0.7	2.2%	(86.7)	(84.7)	(2.1)	(2.4)%
Consolidated Adjusted EBITDA(1)	$327.0	$269.9	$57.0	21.1%	$945.9	$775.9	$170.0	21.9%

Other metrics:
Cash provided by operating activities	$279.7	$178.8	$100.9	56.4%	$660.2	$558.2	$102.0	18.3%
Capital expenditures	(61.0)	(44.1)	(16.9)	38.3%	(158.1)	(131.7)	(26.4)	20.0%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the tables above and footnotes below.
(1)We define Adjusted EBITDA as net income (loss) attributable to TransUnion, plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income). We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. Our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Under the credit agreement governing our Senior Secured Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020.
(2)Consisted of stock-based compensation and cash-settled stock-based compensation.
(3)For the three months ended September 30, 2021, consisted of the following adjustments: $22.7 million of acquisition expenses; $0.5 million of adjustments to contingent consideration expense from previous acquisitions; and a ($12.9) million gain on the sale of a Cost Method investment.
For the nine months ended September 30, 2021, consisted of the following adjustments: $27.4 million of acquisition expenses; $8.3 million of adjustments to contingent consideration expense from previous acquisitions; $1.1 million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; and ($13.4) million gain on the sale of Cost Method investments.
For the three months ended September 30, 2020, consisted of the following adjustments: $1.5 million of acquisition expenses.
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
(5)For the three months ended September 30, 2021, net other consisted of the following adjustments: $12.0 million for certain legal and regulatory expenses; and a $0.8 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the nine months ended September 30, 2021, consisted of the following adjustments: a $(20.4) million net reduction in certain legal and regulatory expenses; a $(3.4) million recovery from the Fraud Incident, net of additional administrative expense; and $2.8 million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended September 30, 2020, consisted of the following adjustments: $4.2 million for certain legal expenses; and $(1.6) million of net gains from currency remeasurement of our foreign operations and other.
For the nine months ended September 30, 2020, consisted of the following adjustments: $34.7 million for certain legal expenses; a $1.6 million of net other consisting of net losses from currency remeasurement of our foreign operation, loan fees and other.

Revenue
For the three months ended September 30, 2021, revenue increased $95.7 million, or 13.8%, compared with the same period in 2020, due primarily to improving macroeconomic conditions in all of our markets, revenue from new product initiatives, revenue from our recent acquisitions in the U.S. Markets segment, and an increase of 1.0% from the impact of strengthening foreign currencies.
For the nine months ended September 30, 2021, revenue increased $293.2 million or 14.5% compared with the same period in 2020, due primarily to improving macroeconomic conditions in all of our markets, revenue from new product initiatives, revenue from our recent acquisitions in the U.S. Markets segment, and an increase of 1.3% increase from the impact of strengthening foreign currencies.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
U.S. Markets:
Financial Services	$277.6	$249.1	$28.5	11.5%	$811.4	$701.7	$109.7	15.6%
Emerging Verticals	220.7	189.4	31.4	16.6%	639.8	564.1	75.7	13.4%
U.S. Markets gross revenue	$498.4	$438.5	$59.9	13.7%	$1,451.2	$1,265.8	$185.4	14.6%

International:
Canada	$30.6	$27.9	$2.7	9.7%	$95.0	$78.5	$16.5	21.0%
Latin America	26.7	21.7	5.0	22.9%	76.8	63.2	13.6	21.5%
United Kingdom	54.6	44.2	10.5	23.8%	158.3	132.1	26.2	19.8%
Africa	15.1	12.3	2.9	23.3%	44.0	35.6	8.5	23.8%
India	34.5	23.9	10.6	44.2%	96.4	72.4	24.0	33.2%
Asia Pacific	16.5	14.9	1.5	10.4%	46.2	40.5	5.7	14.2%
International gross revenue	$178.0	$144.8	$33.2	22.9%	$516.7	$422.2	$94.5	22.4%

Consumer Interactive gross revenue	$135.0	$131.6	$3.4	2.6%	$401.9	$386.7	$15.2	3.9%

Total gross revenue	$811.4	$714.9	$96.4	13.5%	$2,369.8	$2,074.8	$295.1	14.2%

Intersegment revenue eliminations:
U.S. Markets	$(17.7)	$(17.2)	$(0.5)	(3.1)%	$(52.7)	$(51.7)	$(1.0)	(2.0)%
International	(1.5)	(1.4)	(0.1)	(9.3)%	(4.4)	(3.9)	(0.6)	(14.4)%
Consumer Interactive	(0.5)	(0.5)	(0.1)	(11.3)%	(1.6)	(1.3)	(0.3)	(22.4)%
Total intersegment revenue eliminations	$(19.7)	$(19.0)	$(0.7)	(3.7)%	$(58.7)	$(56.8)	$(1.9)	(3.3)%
Total revenue as reported	$791.6	$695.9	$95.7	13.8%	$2,311.1	$2,017.9	$293.2	14.5%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
U.S. Markets Segment
U.S. Markets revenue increased $59.9 million, or 13.7%, and $185.4 million, or 14.6%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due to an increase in revenue in both verticals, including revenue from our recent acquisitions in our Emerging Markets vertical.

Financial Services: Revenue increased $28.5 million, or 11.5%, and $109.7 million, or 15.6%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020. The increase in revenue is due primarily to improving macroeconomic conditions and revenue from new product initiatives in most of our lines of business in the third quarter and all of our lines of businesses in the nine month period. In the third quarter, the Consumer Lending, Cards and Banking, and Auto lines of business led with broad-based revenue growth, while the Mortgage line of business revenue decreased as volumes declined due to rising interest rates.
Emerging Verticals: Revenue increased $31.4 million, or 16.6%, and $75.7 million, or 13.4%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020. The increase in revenue is due primarily to improving macroeconomic conditions in most of our verticals, revenue from new product initiatives, and an increase from our recent acquisitions. Every vertical except Collections, which was down slightly, had an increase in revenue in both the three-month and nine-month periods.
International Segment
International revenue increased $33.2 million, or 22.9%, and $94.5 million, or 22.4%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and an increase in revenue of 4.9% and 6.1% in each respective period from the impact of strengthening foreign currencies.
Canada: Revenue increased $2.7 million, or 9.7%, and $16.5 million, or 21.0%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and new product initiatives, and an increase of 6.1% and 9.2% in each respective period from the impact of strengthening foreign currencies.
Latin America: Revenue increased $5.0 million, or 22.9%, and $13.6 million, or 21.5%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and an increase of 0.5% for the three-month period and a decrease of 0.7% in the nine-month period from the impact of foreign currencies.
United Kingdom: Revenue increased $10.5 million, or 23.8%, and $26.2 million, or 19.8%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and an increase of 7.9% and 10.2% in each respective period from the impact of strengthening foreign currencies.
Africa: Revenue increased $2.9 million, or 23.3%, and $8.5 million, or 23.8%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and an increase of 14.9% and 13.4% in each respective period from the impact of strengthening foreign currencies.
India: Revenue increased $10.6 million, or 44.2%, and $24.0 million, or 33.2%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and an increase of 0.6% and 1.0% in each respective period from the impact of strengthening foreign currencies.
Asia Pacific: Revenue increased $1.5 million, or 10.4%, and $5.7 million, or 14.2%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and a decrease of 0.7% and an increase 0.1% in each respective period from the impact of foreign currencies.
Consumer Interactive Segment
Consumer Interactive revenue increased $3.4 million, or 2.6%, and $15.2 million, or 3.9%, for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to an increase in revenue in our direct channel in both periods. Our indirect channel had a slight increase in revenue in the three-month period and a slight decrease in revenue in the nine-month period as this channel has begun to moderate.
Operating Expenses
Operating expenses for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of services	$259.1	$222.4	$36.8	16.5%	$752.6	$666.1	$86.5	13.0%
Selling, general and administrative	247.3	219.0	28.3	12.9%	682.4	655.4	27.0	4.1%
Depreciation and amortization	95.9	92.2	3.6	3.9%	288.6	273.4	15.2	5.5%
Total operating expenses	$602.3	$533.6	$68.7	12.9%	$1,723.6	$1,594.9	$128.7	8.1%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $36.8 million and $86.5 million for the three and nine months ended September 30, 2021, compared with the same periods in 2020.
The increase was due primarily to:
•an increase in product costs resulting from the increase in revenue in all of our segments;
•an increase in costs from our accelerated technology investment;
•an increase in labor costs, including an increase in incentive compensation due to improvements in performance, primarily in our U.S. Markets and International segments;
•operating costs from our recent acquisitions in our U.S. Markets segment; and
•the impact of foreign currencies on the expenses of our International segment, partially offset by:
•a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19, primarily in the nine-month period.
Selling, General and Administrative
Selling, general and administrative expenses increased $28.3 million and decreased $27.0 million for the three and nine months ended September 30, 2021, compared with the same periods in 2020.
The changes were due primarily to:
•an increase in labor costs, including an increase in incentive and stock-based compensation due to improvements in performance, primarily in our U.S. Markets and International segments and in Corporate, in both periods;
•operating costs and contingent consideration expense recorded from our recent acquisitions in our U.S. Markets segment in both periods;
•the impact of foreign currencies on the expenses of our International segment in both periods; and
•an increase in advertising expense, primarily in our Consumer Interactive segment, in the nine-month period, partially offset by:
•an increase in the three-month period and a decrease of $53.9 in the nine-month period for certain legal and regulatory matters, primarily related to the Ramirez Litigation, which resulted in a significant expense in the first quarter of 2020 and a significant reduction of expense in the second quarter of 2021 as discussed in Recent Developments above;
•a decrease in bad debt expense in both periods, as we have reversed reserves that were recorded at the beginning of the COVID-19 pandemic; and
•a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19 in the nine-month period.
Depreciation and Amortization
Depreciation and amortization increased $3.6 million and $15.2 million for the three and nine months ended September 30, 2021, compared with the same periods in 2020. These increases were due primarily to an increase in depreciation and amortization from recent acquisitions of tangible and intangible assets, partially offset by a decrease in amortization related to certain intangible assets from our 2012 change in control transaction that have become fully amortized.

Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
U.S. Markets gross revenue	$498.4	$438.5	$59.9	13.7%	$1,451.2	$1,265.8	$185.4	14.6%
International gross revenue	178.0	144.8	33.2	22.9%	516.7	422.2	94.5	22.4%
Consumer Interactive gross revenue	135.0	131.6	3.4	2.6%	401.9	386.7	15.2	3.9%
Total gross revenue	811.4	714.9	96.4	13.5%	2,369.8	2,074.8	295.1	14.2%
Less: intersegment revenue eliminations	(19.7)	(19.0)	(0.7)	(3.7)%	(58.7)	(56.8)	(1.9)	(3.3)%
Total revenue as reported	$791.6	$695.9	$95.7	13.8%	$2,311.1	$2,017.9	$293.2	14.5%

Adjusted EBITDA(1):
U.S. Markets	$210.3	$177.3	$33.0	18.6%	$618.6	$520.0	$98.6	19.0%
International	77.7	56.7	21.0	37.0%	221.3	154.4	66.9	43.3%
Consumer Interactive	69.4	67.1	2.4	3.5%	192.8	186.2	6.6	3.5%
Corporate	(30.5)	(31.2)	0.7	2.2%	(86.7)	(84.7)	(2.1)	(2.4)%
Consolidated Adjusted EBITDA(1)	$327.0	$269.9	$57.0	21.1%	$945.9	$775.9	$170.0	21.9%

Adjusted EBITDA margin(1):
U.S. Markets	42.2%	40.4%		1.8%	42.6%	41.1%		1.5%
International	43.7%	39.2%		4.5%	42.8%	36.6%		6.3%
Consumer Interactive	51.4%	51.0%		0.5%	48.0%	48.1%		(0.2)%
Consolidated Adjusted EBITDA margin(1)	41.3%	38.8%		2.5%	40.9%	38.5%		2.5%
Net income attributable to TransUnion as a percentage of revenue	14.4%	14.8%		(0.4)%	16.0%	12.0%		4.0%
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
Consolidated Adjusted EBITDA increased $57.0 million and $170.0 million for the three and nine months ended September 30, 2021, compared to the same periods in 2020.
The increase was due primarily to:
•an increase in revenue from improving macroeconomic conditions in all of our markets; and
•a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19 in the nine month period; and
•a decrease in bad debt expense in both periods, as we have reversed reserves that were recorded at the beginning of the COVID-19 pandemic, partially offset by:
•an increase in labor costs, including incentive compensation, primarily in our U.S. Markets and International segments and in Corporate;
•an increase in product costs resulting from the increase in revenue in all of our segments;
•an increase in operating costs from our recent acquisitions;

•the impact of currencies on the expenses of our International segment; and
•an increase in advertising costs, primarily in our Consumer Interactive segment, in the nine-month period.
Adjusted EBITDA margin for the U.S. Markets segment increased due primarily to an increase in revenue and improving market conditions in both of our verticals, a decrease in bad debt expense, and a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19 in the nine-month period, partially offset by an increase in product costs resulting from the increase in revenue and an increase in incentive compensation costs due to improved performance.
Adjusted EBITDA margins for the International segment increased due primarily to an increase in revenue and improving market conditions in all of our regions, a decrease in bad debt expense, and a decrease in travel and entertainment expenses due to travel restrictions related to COVID-19 in the nine-month period, partially offset by an increase in incentive compensation costs due to improved performance.
Adjusted EBITDA margin for the Consumer Interactive segment increased in the three-month period and decreased in the nine-month period. The increase in the three-month period is due primarily to an increase in revenue, partially offset by an increase in product costs in our indirect channel. The decreased in the nine-month period is due primarily to an increase in product costs in our indirect channel and an increase in advertising costs, partially offset by an increase in revenue in our direct channel.
Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense	$(25.7)	$(27.6)	$1.9	7.0%	$(77.1)	$(98.7)	$21.7	21.9%
Interest income	1.0	1.2	(0.2)	(15.3)%	2.5	4.2	(1.7)	(39.6)%
Earnings from equity method investments	2.9	2.1	0.7	33.9%	8.6	6.7	1.8	27.4%
Other income and expense, net:
Acquisition fees	(22.7)	(1.5)	(21.3)	nm	(27.4)	(4.8)	(22.6)	nm
Loan fees	(0.4)	(0.4)	—	5.3%	(1.6)	(0.7)	(0.9)	nm
Other income (expense), net	12.8	2.6	10.2	nm	18.2	(1.4)	19.6	nm
Total other income and expense, net	(10.3)	0.8	(11.0)	nm	(10.8)	(6.9)	(3.9)	(56.2)%
Non-operating income and expense	$(32.2)	$(23.6)	$(8.6)	(36.4)%	$(76.7)	$(94.7)	$18.0	19.0%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and nine months ended September 30, 2021, interest expense decreased $1.9 million and $21.7 million, respectively, compared with the same periods in 2020, due primarily to the impact of the decrease in the average interest rate and a decrease in our average outstanding principal balance. In the fourth quarter of 2020, we prepaid $150.0 million of our Senior Secured Term Loans. In the first quarter of 2021, we prepaid an additional $85.0 million of our Senior Secured Term Loans. These prepayments impact the comparability of interest expense between periods.
Acquisition fees represent costs we have incurred for various acquisition-related efforts.
Other income (expense), net includes currency remeasurement gains and losses, dividends received from cost method investments, gains and losses on cost method investments, if any, and other miscellaneous non-operating income and expense items, including recoveries from the Fraud Incident in the three- and nine-month periods of 2021.
Provision for Income Taxes
For the three months ended September 30, 2021, we reported an effective tax rate of 24.8%, which was higher than the 21.0% U.S. federal statutory rate due primarily to various foreign, federal and state taxes, partially offset by excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2021, we reported an effective tax rate of 25.3%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense of $20.5 million related to the remeasurement of our U.K.

deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter 2021, partially offset by $11.2 million of discrete tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2018 and 2019 tax years, and $9.1 million of excess tax benefits on stock-based compensation. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available.
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
Significant Changes in Assets and Liabilities
Our long-term debt decreased by $145.6 million at September 30, 2021, compared with December 31, 2020, due primarily to the $85.0 prepayment of debt made in March 2021, and the scheduled payments made in the first three quarters of 2021.
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
Cash and cash equivalents totaled $708.8 million and $493.0 million at September 30, 2021, and December 31, 2020, respectively, of which $302.7 million and $232.0 million was held outside the United States in each respective period. As of September 30, 2021, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
For the nine months ended September 30, 2021, we prepaid $85.0 million of our Senior Secured Term Loan B-5, funded from our cash on hand.
During the second quarter of 2021, we increased our quarterly dividend from $0.075 per share to $0.095 per share. Our board of directors declared a dividend of $0.075 on February 24, 2021 to holders of record on March 11, 2021. Additionally, our board of directors declared a dividend of $0.095 per share on May 11, 2021 and August 10, 2021 to holders of record on May 26, 2021 and August 25, 2021, respectively. We paid dividends of $14.3 million on March 26, 2021 and $18.2 million on June 10, 2021 and September 9, 2021. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
Recently Announced Transactions
On September 13, 2021, we announced our agreement to acquire Neustar, Inc. for $3.1 billion in cash, subject to customary purchase price adjustments. We intend to finance the acquisition through a combination of debt financing and cash on hand, and have entered into a debt commitment letter which provides for a senior secured term loan facility in an aggregate principal amount of up to $3.1 billion. We expect the acquisition to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions and regulatory approvals. For additional information on our acquisition of Neustar, refer to our Current Report on Form 8-K dated September 13, 2021, which is available on our Investor Relations website at https://investors.transunion.com.
On October 26, 2021, we announced our agreement to acquire Sontiq, Inc. for $638 million in cash, subject to customary purchase price adjustments. We intend to finance the acquisition through a combination of debt financing and cash on hand, and have entered into a debt commitment letter which provides for a new secured term loan facility in an aggregate principal amount of up to $640 million. We expect the acquisition to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions and regulatory approvals. For additional information on our acquisition of Sontiq, refer to our Current Report on Form 8-K dated October 26, 2021, which is available on our Investor Relations website at https://investors.transunion.com.
On October 26, 2021, we announced our agreement to sell our Healthcare business for $1.735 billion in cash, subject to customary purchase price adjustments. We are targeting a closing of this transaction in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions and regulatory approvals. We expect to realize a material gain on sale of the Healthcare business and intend to use the net proceeds from this sale to prepay debt and for other general corporate purposes as permitted under the Senior secured credit facilities. For additional information on the divestment of our Healthcare business, refer to our Current Report on Form 8-K dated October 26, 2021, which is available on our Investor Relations website at https://investors.transunion.com.

Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2021	2020	Change
Cash provided by operating activities	$660.2	$558.2	$102.0
Cash used in investing activities	(208.0)	(153.5)	(54.5)
Cash used in financing activities	(231.5)	(109.9)	(121.6)
Effect of exchange rate changes on cash and cash equivalents	(4.9)	(14.9)	10.0
Net change in cash and cash equivalents	$215.8	$279.9	$(64.1)
Operating Activities
The increase in cash provided by operations was due primarily to an increase in operating performance and a decrease in interest expense, partially offset by an increase in working capital.
Investing Activities
The increase in cash used in investing activities was due primarily to an increase in investments in nonconsolidated affiliates and purchases of convertible notes, and an increase in capital expenditures.
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
Cash paid for capital expenditures increased $26.4 million, from $131.7 million for the nine months ended September 30, 2020, to $158.1 million for the nine months ended September 30, 2021.
Debt
Hedges
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,125.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial notional amount of $1,110.0 million that amortizes each quarter. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,395.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.

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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $75 million or 7.5% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2021, we were in compliance with all debt covenants.
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
•the prevalence and severity of variants of the COVID-19 virus and the effectiveness of vaccines against those variants;
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
•our ability to acquire businesses, including any recently announced business acquisitions, successfully secure financing for our acquisitions, timely consummate our acquisitions, successfully integrate the operations of our acquisitions, control the costs of integrating our acquisitions and realize the intended benefits of such acquisitions;
•our ability to consummate the sale of our recently announced divestiture on a timely basis or at all;
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
We expect to incur material expenses and indebtedness related to the pending acquisitions of Neustar, Inc. and Sontiq, Inc. (the “Neustar and Sontiq Acquisitions”).
We expect to incur material expenses and indebtedness in completing the Neustar and Sontiq Acquisitions and integrating the business, operations, practices, policies and procedures of each of Neustar and Sontiq. We expect to incur certain transaction and integration expenses in connection with the acquisitions, but such expenses are difficult to estimate at the present time and there are a number of factors beyond our control that could affect the total amount, or the timing, of such expenses. We also intend to finance a portion of the consideration for the Neustar and Sontiq Acquisitions through debt financing, which would increase our debt service obligations and could lead to the downgrade of our credit rating by one or more credit rating agencies. We cannot assure you that the expenses or indebtedness related to the Neustar and Sontiq Acquisitions will not have an adverse effect on us or our results of operations.
We may not realize the anticipated benefits from the pending Neustar and Sontiq Acquisitions.
The Neustar and Sontiq Acquisitions involve the integration of companies that currently operate independently. The success of each of the Neustar and Sontiq Acquisitions will depend, in part, on our ability to realize the anticipated benefits of successfully integrating each of Neustar and Sontiq into our business following the closing of the respective acquisitions. While we plan to devote substantial management attention and resources to integrating the acquired businesses in order to fully realize the anticipated benefits of the acquisitions, the businesses and assets acquired may not be successful or continue to grow at the same rate as when operated independently or may require greater resources and investments than we originally anticipated. The Neustar and Sontiq Acquisitions could also result in the assumption of unknown or contingent liabilities.
Potential difficulties we may encounter following the closing of each of the Neustar and Sontiq Acquisitions include the following:
•the inability to successfully integrate the acquired businesses in a manner that permits us to realize the anticipated benefits of the acquisitions in the time frame currently anticipated, or at all;
•difficulties resulting from developments of the COVID-19 pandemic, including the emergence of new virus variants or limits in the effectiveness of vaccination programs, which could cause us to slow, cease or reevaluate the focus of integration efforts or impair the value of our, Neustar’s and/or Sontiq’s assets;
•the failure to integrate internal systems, programs and controls, or decisions by our management to apply different accounting policies, assumptions or judgments to Neustar’s and/or Sontiq’s operational results than Neustar and Sontiq applied in the past;
•loss of sales and other commercial relationships;
•the additional complexities of integrating companies with different histories, cultures, markets, strategies and customer bases;
•the failure to retain key employees of any of the companies that may be difficult to replace;
•the disruption of each company’s ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;

•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisitions;
•performance shortfalls as a result of the diversion of management’s attention from operating our business caused by completing the Neustar and Sontiq Acquisitions and integrating Neustar’s and Sontiq’s operations; and
•the failure to generate sufficient cash to service all of the indebtedness incurred in connection with the Neustar and Sontiq Acquisitions, which could cause us to take other actions to satisfy our obligations under the indebtedness that may not be successful.
Any of these risks could adversely affect our ability to maintain relationships with customers, vendors, employees, or other commercial relationships, or adversely affect our future operational results. As a result, the anticipated benefits of the Neustar and Sontiq Acquisitions may not be realized or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations and growth prospects after the Neustar and Sontiq Acquisitions.
The pending Neustar and Sontiq Acquisitions may not be completed on the currently contemplated timelines or terms, or at all.
Consummation of each of the Neustar and Sontiq Acquisitions is conditioned on, among other things, the receipt of certain consents and other approvals under the competition laws of the United States. We cannot provide assurances that the conditions to completing the Neustar and Sontiq Acquisitions will be satisfied or waived, and accordingly, that either the Neustar or Sontiq Acquisitions will be completed on the terms or timeline that the parties anticipate or at all. If any condition to the Neustar and Sontiq Acquisitions is not satisfied, it could delay or prevent the Neustar or Sontiq Acquisitions from occurring, which could negatively impact our business, financial condition, results of operations and growth prospects.
When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, we will face risks that may adversely affect our business.
We may acquire or make investments in businesses that offer complementary services and technologies. For example, we recently announced the Neustar and Sontiq Acquisitions. Acquisitions may not be completed on favorable terms and acquired assets, data or businesses may not be successfully integrated into our operations. In addition, as we continue to work to position TransUnion for attractive long-term growth in connection with executing on our strategic initiatives, we expect to selectively evaluate disposition opportunities within our markets and/or existing verticals, including within U.S. Markets. Any acquisitions, investments or divestitures will include risks commonly encountered in acquisitions or sales of businesses, such as those outlined above with respect to the Neustar and Sontiq Acquisitions, as well as:
•failing to achieve the financial and strategic goals for the acquired business;
•paying more than fair market value for an acquired company or assets;
•failing to retain key personnel;
•diluting the share value of existing stockholders;
•indemnification claims for breaches of representations and warranties in sale agreements;
•damaging relationships with employees and customers as a result of transferring a business to new owners; and
•failure to close a transaction due to conditions such as financing or regulatory approvals not being satisfied.
The Healthcare divestiture is targeted to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions and regulatory approvals. If those conditions are not satisfied or waived, or if regulatory approvals are not received, the Healthcare divestiture will not be consummated.
Certain of the conditions that remain to be satisfied with respect to the Healthcare divestiture include, but are not limited to:
•the continued accuracy of the representations and warranties contained in the stock purchase agreement;
•the performance by each party of its obligations under the stock purchase agreement;
•the absence of any decree, order, injunction, ruling or judgment that prohibits the Healthcare divestiture or makes the Healthcare divestiture unlawful;
•the absence of a material adverse effect with respect to the purchaser or us;
•the receipt of regulatory approvals under the competition laws of the United States; and
•the execution of certain agreements related to the consummation of the Healthcare divestiture.

In addition, we and the Purchaser can mutually agree to terminate the stock purchase agreement without completing the Healthcare divestiture. Further, under the terms of the stock purchase agreement, we or the purchaser can unilaterally terminate the stock purchase agreement without the other party’s agreement and without completing the transactions contemplated thereunder upon the occurrence of certain events.
We cannot assure you that the Healthcare divestiture will close on our expected timeframe, or at all, or close without material adjustment.
These risks could harm our business, financial condition or results of operations, particularly if they occur in the context of a significant acquisition or divestiture.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	2,072	$116.17	—	$166.5
August 1 to August 31	3,982	119.68	—	$166.5
September 1 to September 30	1,249	116.60	—	$166.5
Total	7,303		—
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

ITEM 6. EXHIBITS

2.1	Securities Purchase Agreement, dated as of September 11, 2021, by and between Trans Union LLC and Aerial Investors LLC (Incorporated by reference to Exhibit 2.1 to TransUnion’s Current Report on Form 8-K filed September 13, 2021).

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Third Amended and Restated Bylaws of TransUnion amended as of May 12, 2020 (Incorporated by reference to Exhibit 3.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

10.1
Retirement and Transition Agreement, dated as of August 12, 2021 by and between TransUnion and David Neenan (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K, filed August 13, 2021).

10.2**	Employment Agreement, dated as of August 12, 2021 by and among TransUnion, Trans Union of Canada, Inc. and Todd Skinner.

10.3**	Form of TransUnion Executive Severance and Restrictive Covenant Agreement.

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

October 26, 2021	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer

October 26, 2021	By	/s/ Timothy Elberfeld
Timothy Elberfeld
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)