Form 10-K
period 2021-12-31
TransUnion
filed 2022-02-22
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21.0 billion as of June 30, 2021 (based on the closing stock price of such stock as quoted on the New York Stock Exchange).

As of January 31, 2022, there were 191.9 million shares of TransUnion common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of TransUnion for the Annual Meeting of Stockholders to be held May 11, 2022 are incorporated by reference to the extent specified in Part III of this Form 10-K.

TRANSUNION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2021

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
•our ability to acquire businesses, successfully secure financing for our acquisitions and timely consummate such acquisitions;
•the possibility that we will not successfully integrate the operations of our acquisitions, control the costs of integrating our acquisitions or realize the intended benefits of such acquisitions;
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

ITEM 1 BUSINESS
Overview
TransUnion is a leading global information and insights company that makes trust possible between businesses and consumers, working to help people around the world access opportunities that can lead to a higher quality of life. That trust is built on TransUnion’s ability to deliver safe, innovative solutions with credibility and consistency. We call this Information for Good.
Grounded in our heritage as a credit reporting agency, we have built robust and accurate databases of information for a large portion of the adult population in the markets we serve. We use our data fusion methodology to link and match an increasing set of disparate data to further enrich our database. We use this enriched data, combined with our expertise, to continuously develop more insightful solutions for our customers, all in accordance with global laws and regulations. Because of our work, organizations can better understand consumers in order to make more informed decisions, and earn consumer trust through great, personalized experiences, and the proactive extension of the right opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in better offers and opportunities.
We provide solutions that enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, mitigate fraud, and effectively manage call center operations. Businesses embed our solutions into their process workflows to deliver critical insights and enable effective actions. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services and Emerging Verticals, which consists of Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as our Neustar business. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India, and Asia Pacific.
Our addressable market includes the global data and analytics market, which continues to grow as companies around the world increasingly recognize the benefits of data and analytics-based decision making, and as consumers recognize the important role that their data identities play in their ability to procure goods and services. There are several underlying trends supporting this market growth, including the proliferation of data, advances in technology and analytics that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. Leveraging our established position as a leading provider of information and insights, we have grown our business by expanding the breadth and depth of our data, strengthening our analytics capabilities to deliver innovative solutions, expanding into complementary adjacencies and vertical markets, investing in technology infrastructure to leverage capabilities to best serve our customers, and enhancing our global operating model. As a result, we believe we are well positioned to expand our share within the markets we currently serve and capitalize on the larger data and analytics opportunity.
Our solutions are based on a foundation of data assets across financial, credit, alternative credit, identity, phone activity, digital device information, marketing, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our acquisition of Neustar, Inc. (“Neustar”), and particularly its OneID platform, will further enhance our ability to deliver real-time, persistent identity resolution of disparate data fragments and attributes in a privacy compliant manner. Our technology infrastructure allows us to efficiently integrate our data with our analytics and technology capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics resources, including our people and tools driving predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable us to provide businesses and consumers with better insights.
We leverage our differentiated capabilities in order to serve a global customer base across multiple geographies and industry verticals. We offer our solutions to business customers in Financial Services, Insurance and other industries, and our customer base includes many of the largest companies in the industries we serve. We sell our solutions to leading consumer lending banks, credit card issuers, alternative lenders, online-only lenders (“FinTechs”), Point of Sale (“POS”)/Buy Now Pay Later (“BNPL”) lenders, auto lenders, auto insurance carriers, cable and telecom operators, retailers, and federal, state and local government agencies. We have been successful in leveraging our brand, our expertise and our solutions and have a leading presence in several high-growth international markets. Millions of consumers across the globe also use our data to help manage their personal finances and take precautions against identity theft.

We believe we have an attractive business model that has recurring and diversified revenue streams, low capital requirements, significant operating leverage and strong and stable cash flows. The proprietary and embedded nature of our solutions and the integral role that we play in our customers’ decision-making processes have historically translated into high customer retention and revenue visibility. We continue to deliver organic growth by increasing our sales to existing customers, developing new solutions and gaining new customers. We have a diversified portfolio of businesses across our segments, reducing our exposure to cyclical trends in any particular industry vertical or geography. We operate primarily on contributory data models in which we typically obtain updated information including a growing set of public record and alternative data at little or no cost, as we develop new solutions and expand into new industries and geographies. We are evolving our hybrid public-private cloud technology infrastructure to ensure that our systems remain highly secure, reliable, scalable, and performant by design. We are focused on processes and foundational technology that allows us to leverage demand-led consumption from public cloud providers and from our high performance privately owned infrastructure.
During 2020, the economic effect of the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including our results of operations in all of the markets where we operate. During 2021, we saw ongoing improvements in our results of operations in all the markets where we operate. However, given ongoing uncertainty and the unpredictable nature of the pandemic, including the rise of variants of the virus and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact on various aspects of our business in the future, including our results of operations.
Total revenues increased to $2,960.2 million for the year ended December 31, 2021 from $2,530.6 million for the year ended December 31, 2020, representing a year-over-year increase of 17.0%. Our income from continuing operations increased to $370.5 million for the year ended December 31, 2021 from $305.7 million for the year ended December 31, 2020, representing a year-over-year increase of 21.2%.
Adjusted EBITDA increased to $1,156.9 million for the year ended December 31, 2021 from $953.6 million for the year ended December 31, 2020, representing a year-over-year increase of 21.3%. As of December 31, 2021, the book value of our debt was $6,365.9 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Key Performance Measures,” for our definition of Adjusted EBITDA and the reconciliation to net income attributable to TransUnion.
Our Evolution
We are dedicated to building upon our foundation as a global information and insights company that makes trust possible, so people around the world can access the opportunities that can lead to a higher quality of life. We have been in business for over 50 years and have established a long track record of providing innovative solutions to businesses and consumers. Since our founding as a provider of regional credit reporting services, we have built a comprehensive, valuable, and unique database of U.S. consumer information to build products that span many industry verticals. We have also strengthened our data, analytics and technology delivery capabilities and acquired complementary businesses enabling us to enhance our solutions. Leveraging our foundational strength in credit risk oriented products, we have also expanded our solution sets into complementary competencies such as fraud mitigation and digital marketing, which are further strengthened by our acquisition of Neustar and several acquisitions in our Media vertical.
Globally, we continue to grow our presence, building and acquiring credit reporting agencies in new geographies, establishing strong international footholds to expand into other emerging markets, and expanding the verticals served and solutions offered in local markets. We have also expanded the reach of our consumer solutions both directly and by partnering with other market leaders and innovators.
As part of our continued evolution, we have invested in a number of strategic initiatives that we believe will allow us to cater to the growing demand for data and analytics, provide differentiated solutions and better serve our customers. These initiatives include:
•Growing our Data: We continue to invest in the breadth and depth of our data. We introduced the concept of trended data to provide the trajectory of a consumer’s risk profile, used public records data to enhance the scope of business issues we can address, incorporated alternative data into our databases to allow for a more comprehensive risk assessment of banked and unbanked consumers, and have made several recent acquisitions in our Media vertical to add yet another dimension to our ability to match data in a digital world. Our acquisition of Neustar adds new digital identifier datasets, most notably phone activity data, as well as improved capabilities to link and match certain of our datasets. We believe we are the largest provider in the United States of both nationwide consumer credit data and comprehensive, diverse public records data. We continue to improve the quality of our data, provide deeper insights and create differentiated solutions for our customers.
•Expanding into New Verticals and Geographic Markets: We have established and grown our presence in diversified verticals such as Insurance, Public Sector, and Media, as well as expanded our reach into the communications market with our acquisition of Neustar and the reach of our consumer offerings by partnering with traditional and emerging providers in new verticals. We have also diversified geographically by establishing a presence in attractive high-growth and strategic international markets such as the United Kingdom, India, Colombia and the Philippines.
•Broadening our Solution Sets: From our foundation in the credit risk space, we have expanded into adjacent solution areas that can leverage our datasets and competencies, most notably fraud and marketing. Our Neustar acquisition adds scale and broadens the scope of our fraud and marketing solutions, which can be sold across verticals.
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
•Investing in our Technology: Technology is at the core of the solutions we provide to our customers. We continue to make significant investments to evolve our technology infrastructure by leveraging both internal and external resources. We also leverage the latest data and analytics technologies, enabling us to be quicker and increase our operational efficiency. Our significant ongoing investments allow us to organize and handle high volumes of disparate data, improve delivery speeds, provide better availability, strengthen product development capabilities and continuously enhance our information security measures. With the acquisition of Neustar, we have bolstered our identity resolution capabilities through its OneID platform. Our technology also allows us to build and leverage capabilities across multiple geographies and industry verticals.
•Enhancing our Global Operating Model: We continue to enhance our business processes and capabilities to support our growth. We have structured our Global Solutions organization around key capabilities such as credit, fraud, marketing, analytics, decisioning, and others, and staffed the teams with experienced leaders to develop and diffuse configurable platform solutions across our geographies and vertical markets. Our Global Operations organization has centralized previously disparate functions, focusing on high-volume, repeatable activities that deliver consistent and predictable outcomes at speed. Our Global Technology organization has invested to further streamline our application ecosystem and optimize to more modern and services oriented architecture. To address our customers’ needs, we have hired additional industry experts, which has allowed us to create and sell new vertical-specific solutions. Our global sales force structure includes dedicated teams for our largest customers, shared sales teams for our mid-sized customers, and call center support teams for our smaller customers, which increases our sales team’s effectiveness across our target markets.
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
•Proliferation of Digital Commerce: Increases in online purchasing activity, particularly since the start of the COVID-19 pandemic, is creating new challenges and opportunities for businesses and consumers. Businesses are looking for solutions to improve targeting precision and identity verification in these digital environments, in order to enable better consumer experiences. We believe there is ample demand for data and insights to help businesses make better decisions, leveraging digital identity information and advanced analytics. Additionally, consumers are seeking more frictionless digital experiences, while also gaining a heightened awareness of and concern about the risks of identity theft.
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
▪Financial Services Industry: There is strong competition in the financial services space, with traditional financial services companies and consumer lenders competing against an increasing number of new FinTechs and POS/BNPL lenders. FinTechs and POS/BNPL lenders provide access to credit in a fast and efficient manner by utilizing sophisticated risk assessment tools that leverage data, such as behavioral data, transactional data and employment and credit information. Traditional lenders are also increasing their use of these new applications and data in order to grow their businesses while addressing regulatory requirements, lowering operating costs and better serving their customers.
▪Insurance Industry: As consumers increasingly obtain quotes from multiple insurers in an effort to lower their costs, insurers are trying to improve the accuracy of their risk assessments and initial quotes. For example, insurance carriers are using driver violation data to uncover offenses that will impact pricing earlier in the quoting process so consumers have a more accurate view of the premiums they will be charged.
▪Other Emerging Verticals: In addition to insurance, we offer solutions in a diversified portfolio of other emerging verticals, which now includes our recent acquisition of Neustar, as well as Tenant and Employment, Services and Collections, Public Sector, Media and others. Neustar provides solutions across marketing, risk and communications, with strong customer relationships across financial services, telecommunications, and media verticals, among others. Our Tenant and Employment business provides data and insights to make informed investment, hiring, and rental decisions. In Services and Collections, our solutions improve third party collectors’ bottom line and help provide a quality customer experience by delivering actionable consumer insights and services. Within the Media vertical, our highly accurate consumer data helps companies improve their marketing investments, providing identity and audience solutions to reach the right consumers across digital channels. Our suite of solutions in the Public Sector gives government agencies the superior data assets, analytics, and security they need to manage compliance and boost services for the constituents they serve. We also offer data-driven solutions in other verticals that address the entire customer lifecycle in industries such as technology, commerce and communications, services, and retail.
•Increasing Lending Activity in Emerging International Markets: As economies in emerging markets continue to develop and mature, we believe there will continue to be favorable socio-economic trends, such as an increase in the size of the middle class and a significant increase in the use of financial services by under-served and under-banked consumers. In addition, credit penetration, as measured by the proportion of credit active adults, is relatively low in emerging markets, such as India. Furthermore, the widespread adoption and use of mobile phones in emerging markets have enabled greater levels of financial inclusion and access to banking and credit. We expect the populations in emerging markets to continue to become more credit active, resulting in increased demand for our services.
•Increased Management and Monitoring of Personal Financial Information and Identity Protection by Consumers: We expect demand for consumer solutions to continue to rise with greater consumer awareness of the importance and usage of their credit information, increased risk of identity theft due to data breaches and increasingly available free credit information. The proliferation of mobile devices has also made data much more accessible, enabling consumers to manage their finances and monitor their information in real-time. We believe these trends will continue to drive growth for our consumer business. Our acquisition of Sontiq, Inc. (“Sontiq”) in particular expands our value proposition in the identity protection space.
Our Competitive Strengths
Comprehensive and Unique Datasets
Our long operating history and thought leadership in the industry have allowed us to build comprehensive and unique data assets that would be difficult for a new market entrant to replicate. Our solutions are based on a foundation of financial, credit, alternative credit, fraud, marketing, identity, bankruptcy, lien, judgment, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases, public records repositories, and other alternative data sources. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. We are constantly updating our data to keep it current, and we continue to identify opportunities to acquire additional data. We believe that our data is unique and differentiates us from our competitors. We own several proprietary datasets such as consumer credit information, driver violation history, phone activity, digital device identifiers, business data and rental payment history. Our global data assets encompass alternative data, such as the voter registry in India, a vehicle information database in

South Africa, and a mobile device database from our acquisition of iovation, Inc. (“iovation”). We believe we are the largest provider of scale in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers.
Innovative and Differentiated Solutions
We consistently focus on innovation to develop new and enhanced solutions that meet the evolving needs of our customers. We believe our specialized data, analytics and solution service, as well as our collaborative approach with our customers, differentiates us from our competitors. Our solutions are often scalable across different customers, geographies and verticals. Several examples of our innovative and differentiated solutions include:
•CreditVision: We continue to enhance our credit data by including new data fields, enriching values in existing data fields and expanding account history. Our enhanced credit data has been combined with hundreds of algorithms to produce CreditVision and CreditVision Link, the market-leading trended data and alternative data solutions that provide greater granularity and evaluate consumer behavior patterns over time. This results in a more predictive view of the consumer, increases the total population of consumers who can effectively be scored, and helps consumers gain improved pricing.
•Marketing: Our Marketing Solutions offer advanced depth, breadth, and sophistication of the marketing identity graph, leveraging new identity signals, such as in-home connected devices, and new matching models/algorithms that deepen the configurability of matched outcomes, and expanding always-on points of distribution to connect to more technology and media end-points. We have continued the expansion of audience creation tools and data availability, including an expanded set of available attributes and tools available to marketers for the rapid development and deployment of highly targeted audience segments. Our Advanced Automation for Analytics suite includes ongoing development of scenario planning and automated allocation tools that enable rapid marketing investment optimization based on detailed performance analysis.
•TruValidate: Our TruValidate solutions secure trust across channels and deliver friction-right experiences that empower businesses and consumers to safely and seamlessly transact in a digital world. TruValidate provides an enhanced suite of identity management, authentication, and fraud analytics solutions that protect businesses from fraud, increase acquisition rates and consumer loyalty, and optimize business operations. We continue to invest in innovative identity proofing and authentication services and to expand our comprehensive consumer identity graph to translate the connections between personal and digital data into consumer trust decisions across their omni-channel journey. Further, we expanded our capabilities in the fraud space with our acquisition of Neustar. Neustar’s capabilities enhances our ability to provide superior consumer identity insights and make trust possible between businesses and consumers.
•TLOxp: TLOxp leverages proprietary data linking and matching capabilities across thousands of data sources to identify and provide insights on relationships among specific people, assets, locations, and businesses. This allows us to offer enhanced due diligence, investigation, risk management, threat assessment, identity authentication, and fraud prevention and detection solutions. Our ongoing investment in data, analytics, and innovation allows us to continue to help our customers improve critical aspects of their business and to expand our value proposition to serve additional use cases and verticals such as government, law enforcement, insurance, and healthcare.
•CreditView: CreditView is an interactive, customer-branded dashboard that empowers consumers to take control of their credit health by providing them with credit information, insights, and educational tools in a comprehensive, user-friendly format. Consumers are able to easily view their credit profiles, see how they have changed over time, receive alerts on key credit changes, simulate the impact of financial decisions on their credit score, understand recommended actions to attain a desired score range, and receive relevant offers for financial products.
With our acquisitions of Neustar and Sontiq, we enhanced our innovative suite of solutions, including the following notable solutions:
•Caller Name Services (“CNAM”): Caller Name Services (CNAM) is a Neustar solution that manages the CallerID ecosystem for the majority of U.S. communication services providers. CNAM applies proprietary methodologies to aggregate, build, cleanse, and manage data to clearly and efficiently display a caller’s identity.
•Trusted Call Solutions: Trusted Call Solutions is a Neustar solution that helps enterprises and communications providers reduce robocalling and spoofing, promote their brand, and improve call answer rates. Solutions include caller name optimization, robocall mitigation, certified caller, and branded call display.
•IdentityForce: IdentityForce is a Sontiq solution that provides identity protection services to consumers, including credit report monitoring, dark web monitoring, identity restoration services, and stolen fund disbursement, all in a flexible and user-friendly interface. Additional premium services include credit score simulators, bank monitoring, and reputation monitoring, among other features.
Technology Infrastructure
While technology advances never cease, we continue to evolve our infrastructure and our capabilities to efficiently interface with our clients in the business ecosystems in which we participate. The need to further expand and evolve our enterprise approach to technology has become more significant as TransUnion has become an increasingly global company. Our technology infrastructure allows us to continually improve our overall services to businesses and consumers and ensures that we are well positioned to differentiate our datasets and capabilities. We believe our technology infrastructure capabilities have resulted in increased throughput, improved data matching, greater efficiency, advanced platform flexibility, better information security, and lower operating costs.
•Powerful Data Capabilities: Our technology gives us the ability to process, organize and analyze high volumes of data across multiple operating systems, databases and file types as well as to deal with both structured and unstructured data that changes frequently. We process billions of transactions on a daily basis.
•Enhanced Linking and Matching: Because our data matching technology is able to interrelate data across disparate sources, industries and time periods, we believe that we are able to create differentiated datasets and provide our customers with comprehensive insights that allow them to better evaluate risk. Neustar’s OneID platform will further enhance our ability to deliver real-time, persistent identity resolution of disparate data fragments and attributes in a privacy compliant manner.
•Continuing Evolution of Our Hybrid Public-Private Cloud Infrastructure: At the beginning of 2020, we announced an initiative to further enhance our technology infrastructure through a multi-year investment that we refer to as Project Rise. This investment is a continuing evolution of our hybrid public-private cloud infrastructure, and is a significant upgrade to our existing infrastructure. Project Rise is an initiative designed to ensure that our technology is even more effective, efficient, secure and reliable, which we believe will enable us to perform at our highest level across all of TransUnion. Our investment will be concentrated in streamlining processes, increasing automation, and rapidly adopting a hybrid public and private cloud approach globally for a state-of-the-art technology infrastructure. We are focused on building new capabilities and developing our talent internally, to create an efficient cloud-native workforce that will provide us long-term, sustained benefits.
The benefits we expect to realize under Project Rise include:
▪refactoring and optimizing our applications into a more modern API-based and microservices-oriented architecture.
▪simplifying the delivery of our intellectual property on a global basis, further increasing our speed-to-market. We will more easily push our intellectual property into the public cloud and then pull it down for use in a given market. This approach will help us continue our rapid international expansion and more effortlessly deploy solutions across our markets.
▪creating meaningful scaled economies around company-driven consumption of our infrastructure using cloud-based technology. We will consume and pay for only needed infrastructure as we develop new applications. Using this infrastructure-as-code approach eliminates the time-consuming manual provisioning process and replaces it with auto-provisioning from either the private cloud or a public cloud provider.
▪utilizing readily available innovative tools from cloud-service providers instead of developing them ourselves. This shift will enable faster product development through new compliance tools, model training, machine learning and other cutting-edge technologies. By employing more highly automated tools with auto-provisioning infrastructure, our developers will focus on value-added, revenue generating work, freeing them from traditional preparation and enablement activities.
▪accessing the new public cloud business models. For example, public cloud providers have been building application and data marketplaces. This move will help ensure that no matter how data and applications are delivered to customers, whether through a public cloud marketplace or our own Prama DataHub, we will be able to participate.
We have made considerable progress with Project Rise, including the development of a global credit reporting platform to enable consistently higher performance across all global markets. The platform is already deployed locally in Brazil, where we recently received approval to operate as a credit bureau.
With the acquisition of Neustar, we have a unique opportunity to expand the scope of Project Rise, leveraging Neustar’s OneID platform and their established cloud competence to power our non-credit products. We believe this will result in a more scalable, secure, efficient and effective environment, with an upskilled technology workforce, while being cloud provider agnostic. This set of capabilities and customer solutions will help us pursue the objectives of Project Rise in a more comprehensive way.
Deep and Specialized Industry Expertise
We have deep expertise in a number of attractive industry verticals including Financial Services, Insurance and other verticals. Our expertise has allowed us to develop sophisticated vertical-specific solutions within these targeted industries that play an integral role in our customers’ decision-making processes and are often embedded into their workflows. Our team includes industry experts with significant experience in the verticals that we target and relationships with leading companies in those verticals. We also have regulatory compliance expertise across the industries that we serve. Together, this expertise provides us with a comprehensive understanding of business trends and insights for customers in these verticals, allowing us to build solutions that cater to these customers’ specific requirements. We have been able to apply our industry knowledge, data assets, technology and analytics capabilities to develop new solutions and revenue opportunities within key verticals. For example, in Financial Services, our differentiated position allowed us to anticipate the increased demand from alternative consumer lending providers, including the prevalence of POS/BNPL lending, to create solutions that catered to these emerging providers. In Insurance, we partnered with a vehicle history data provider to launch a vehicle history score that helps insurance carriers further segment risk based on the attributes of a specific automobile. In Marketing, we recognized that we already had the foundational datasets we needed to compete in audience segmentation and identity resolution, made strategic bolt-on acquisitions, and acquired Neustar to broaden our customer base and deepen our solution capabilities.
Leading Presence in Attractive International Markets
We have been operating internationally for over 30 years and have strong global brand recognition. We have strategically targeted attractive international markets in both developed and emerging economies and have a diversified global presence, including a strong presence in Canada, Latin America, the United Kingdom, Africa, India, and Asia Pacific. Local senior management in our International markets provide us with deeper insights into these markets and stronger relationships with our customers. We have leveraged our brand, operating history, global footprint and technology infrastructure to establish new credit bureaus in several international markets, such as Canada in 1989, India in 2001 and the Philippines in 2011. Once we establish a foothold in a region, our model is to expand the services we offer within these markets and then move into adjacent emerging markets. For example, we have used our operations in Hong Kong to expand into other Asia Pacific countries and provide analytic scoring models in the Philippines, Singapore, Malaysia and Thailand. We have used our operations in South Africa to expand into neighboring African countries. We have also entered new markets through strategic acquisitions, including Brazil in 2011, Colombia in 2016, and the United Kingdom in 2018.
Proven and Experienced Management Team
Our senior management team has a proven track record of strong performance and significant expertise in the markets we serve, with decades of industry experience. We continue to attract and retain experienced management talent for our businesses. Our team has deep knowledge of the data and analytics sector and expertise across the various industries that we serve. Our team has overseen our expansion into new industries and geographies, while managing ongoing strategic initiatives including our significant technology investments. As a result of the sustained focus of our management team, we have been successful in consistently driving growth, both organically and through acquiring and integrating businesses.
Our Growth Strategy
Enhance Underlying Data, Technology and Analytics Capabilities to Develop Innovative Solutions
As the demand for data and analytics solutions grows across industries and geographies, we will continue to expand the scope of our underlying data, improve our tools and technology and enhance our analytics and technology solutions capabilities to provide innovative solutions that address this demand. As the needs of businesses and consumers continue to evolve, we continue to help them meet their challenges, which our ongoing investments in data, technology and analytics enable us to do more quickly and efficiently, for example with machine learning, artificial intelligence and deep learning. With our insights and information, our customers can explore connections between people, businesses, assets and locations; identify assets, uncover inconsistencies and identify misrepresentations; and uncover evidence of financial distress.
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

Further Penetrate Existing Industry Verticals with Current and New Solutions
We are a leading provider of risk and information solutions in several industry verticals today, including Financial Services and Insurance. We believe there is significant opportunity for further growth within these industries by expanding the number of customers to whom we sell our current solutions as well as by creating innovative new solutions that we can use to grow our presence in these industries. We focus on developing new solutions that address evolving customer needs within our industry verticals. In order to more effectively address these opportunities, we have redeployed and reallocated our sales resources to focus either on new customer opportunities or on selling additional services and solutions to existing customers. With our leading market positions, existing strong relationships in the Financial Services and Insurance verticals, and with our consumer partners, we believe we have the opportunity to further penetrate our existing customer base and capture a strong proportion of their spending across the consumer lifecycle.
Establish Positions in New, Adjacent Industry Verticals
In addition to increasing penetration in industries where we have a substantial presence, we continue to create solutions that address customer needs in attractive new industries. Our strategy is to identify new solutions that can then be deployed to other markets where they may be applicable. We believe that our capabilities allow us to quickly create and deliver solutions to new industries and geographies where information-based analytics and technology solutions capabilities are currently underutilized. We continue to target other verticals such as Public Sector, Tenant and Employment, and Media, where we see opportunities to leverage our existing data, analytics and technology solutions capabilities. Our Neustar acquisition is highly complementary from a vertical perspective, with strong positions in Financial Services, Retail, Telecom, and Media. Neustar’s heritage strength with Telecom providers represents an expanded growth opportunity for TransUnion.
Extend Further Into Fraud and Marketing Solutions
From our heritage in the credit risk space, we have expanded into adjacent solution areas that can leverage our datasets and competencies, most notably fraud and marketing. These solutions have broad applicability across the customers that we serve, including in key verticals such as financial services, insurance and public sector. We have broadened these capabilities through acquisitions, most notably iovation in 2018 and three subsequent acquisitions in 2019 and 2020, to build out our Media vertical. In addition, our 2021 acquisition of Neustar adds scale and broadens the scope of our fraud and marketing solutions, which can be sold across verticals.
Expand our Presence in Attractive International Markets
We believe international markets present a significant opportunity for growth. We have significant scale in some of the world’s fastest growing markets, such as India and Latin America, which positions us to take advantage of the favorable dynamics in these regions as their populations become more credit active. We leverage solutions developed in the United States and deploy them to international markets, after localizing them to individual market requirements. For example, after launching CreditVision in the United States, we have expanded our offerings with similar solutions globally. In markets where we have established a presence, we will expand further into adjacent verticals, such as Insurance and Consumer Solutions, as well as complementary solutions, such as marketing and fraud. We intend to continue to expand into new geographic markets by forming alliances with financial services institutions, industry associations and other local partners, and by pursuing strategic acquisitions. Across all our international expansion initiatives, we will continue to leverage our technology infrastructure to drive speed to market, scale and differentiation.
Broaden Our Reach in Consumer Market through Direct and Indirect Channels
Our consumer business continues to deliver growth with strong margins, driven by our innovative solutions and flexible and collaborative partnership model that has expanded the market for consumer services, along with greater consumer awareness of the value of their credit information and increased risk of identity theft. With our acquisition of Sontiq, we have added to our foundational credit monitoring solutions with a comprehensive set of identity protection offerings. Our strategy is to grow our own member base in the direct channel as well as expand our reach through partnerships in the indirect channel. Across both channels, our focus is on delivering value-added solutions and features while continuing to improve the consumer experience with more user-friendly interfaces and better customer service and educational tools. Within our indirect channel, we will continue to leverage and enhance our flexible technology platform to expand our relationship with existing partners as well as develop relationships with new partners and enter new verticals. We believe that partnerships not only enable us to grow our own business, but also expand the overall market and provide us access to new consumer segments. We will also continue to leverage our approach in the U.S. consumer market to further expand our consumer operations globally.
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
On December 1, 2021, we completed two of our largest investments in the history of the company with the acquisitions of Neustar and Sontiq. Neustar, a premier identity resolution company with leading solutions in Marketing, Risk and Communications, enables customers to build connected consumer experiences by combining decision analytics with real-time identity resolution services driven by its OneID platform. We believe the acquisition of Neustar provides immediate scale to our identity resolution services through Neustar’s large, well-established customer base, accelerates the future growth of our identity-based solutions and expands our powerful digital identity capabilities through the addition of Neustar’s distinctive data and analytics, enabling consumers and businesses to transact online with greater confidence.
Sontiq provides solutions including identity monitoring, restoration, and response products and services to empower consumers and businesses to help proactively protect against identity theft and cyber threats. The acquisition of Sontiq enables access to an attractive new base of customers and consumers through a recurring subscription-based revenue model and also complements and expands our Consumer Interactive solutions portfolio by providing valuable identity protection services for consumers. Sontiq’s identity security monitoring products incorporate our credit data, are highly complementary to our capabilities and are expected to significantly increase our opportunities for growth.
In our Media vertical, we have made three recent acquisitions, Tru Optik Data Corp. (“TruOptik”), Signal Digital, Inc. (“Signal”) and TruSignal, Inc. (TruSignal”), which provide us with an industry-leading position within a clearly defined part of the Media industry. These acquisitions allow us to deliver more real-time targeted data across online streaming services to improve our customers’ digital marketing campaigns. Together with TransUnion’s complementary capabilities, we believe these acquisitions allow us to enhance the customer base with higher accuracy and transparency that is missing in current identity and audience development products in the digital marketing space.
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
We continue to seek opportunities to expand our geographic footprint and further accelerate our growth. In June 2018, we entered the world’s second largest credit market in the U.K. Our U.K. business provides data, analytics and technology solutions to help businesses and consumers make informed decisions across a diverse group of industries. With a strong record of growth and innovation in both core credit and emerging solutions we have achieved strong market success.
In addition to the above, over the years we have completed a number of other acquisitions. We have also made a number of minority investments in businesses, which typically include strategic partnership arrangements that allow us to develop, expand, and deepen relationships with innovative companies with promising technologies and capabilities. We have a strong track record of integrating our acquisitions and driving long-term value creation, and we will continue to maintain a disciplined approach to pursuing acquisitions.
Segment Overview
We manage our business and report our financial results in three reportable segments: U.S. Markets, International and Consumer Interactive. We also report expenses for Corporate, which provides shared services and conducts enterprise functions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” and Note 20, “Reportable Segments,” for further information about our reportable segments.
U.S. Markets
Our U.S. Markets segment provides consumer reports, actionable insights and analytics to businesses. These businesses use our services to acquire customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and mitigate fraud risk.
We deliver our solutions across multiple industry vertical markets and report disaggregated revenue as follows:
Financial Services: The Financial Services vertical, which accounts for approximately 60.2% of our 2021 U.S. Markets revenue, consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our financial services customers consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.
Emerging Verticals: Emerging Verticals include Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as our Neustar business. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.
Within U.S. Markets, we leverage our comprehensive data assets, data matching expertise and predictive analytics to develop solutions:
•Comprehensive Data Assets: Our credit database contains the name and address of substantially all of the U.S. credit-active population, a listing of their existing credit relationships and their timeliness in repaying debt obligations. The information in our database is voluntarily provided by thousands of credit-granting institutions and other data furnishers. We enhance our data assets with alternative credit sources. We also actively source information from courts, government agencies and other public records including suits, liens, judgments, bankruptcies, professional licenses, real property, vehicle ownership, other assets, driver violations, criminal records and contact information for certain databases. We also have proprietary datasets including device-based information and phone activity data, and continue to look for opportunities to gain access to new datasets. Our databases are updated, reviewed and monitored on a regular basis.
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
Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, identity protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. With our acquisition of Sontiq in 2021, we have added to our foundational credit monitoring solutions with a comprehensive set of identity protection offerings. Our Consumer Interactive segment serves consumers through both direct and indirect channels.
Direct: We provide services directly to consumers, primarily on a subscription basis through websites and mobile applications. Product features include credit reports, credit scores and analysis, alerts to changes in credit information, debt analysis, debt and retirement calculators, identity protection services, and the ability to restrict third-party access to a consumer’s TransUnion and Equifax credit reports, commonly known as a “credit freeze,” through our paid subscription offering, and free credit freezes and credit reports. We complement these features with educational content that explains how credit and financial data is used in various industries to evaluate consumers and how a consumer’s financial choices impact this evaluation. Our integrated, data-driven marketing strategy spans multiple channels including paid search, online display and email, which allows us to efficiently acquire and retain high quality consumers.
Indirect: We also provide our services to partners who may offer them on a stand-alone basis or with their own or other branded services as a bundle to consumers, governmental agencies and businesses in support of fraud or credit protection, credit monitoring, identity protections, and data breach services. We offer a broad suite of solutions that include many of the features, educational content and customer support available in our direct channel. We have taken a proactive and flexible partnership approach, which has resulted in long-term strategic relationships with some of the largest providers of credit information or identity protection services in the U.S. consumer market as well as with several large financial institutions. Through these partnerships, we have significantly expanded the overall market as well as our ability to provide consumers with the information and tools they want.
Corporate
Corporate provides support services to each segment, holds investments and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
Markets and Customers
We have a highly diversified customer base that includes companies across multiple industries, including Financial Services and Insurance. A substantial portion of our revenue is derived from companies in the financial services industry and from sales in the United States.
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
In our U.S. Markets segment, our competition generally includes Equifax, Experian and LexisNexis, in addition to certain competitors with whom we only compete in specific industry verticals. For example, we compete with FICO in the Financial Services vertical and with Verisk Analytics, Inc. in the Insurance vertical. In marketing solutions, we compete with Experian and LiveRamp.
In our International segment, we generally compete with Equifax and Experian directly or indirectly through their subsidiaries or investments. We also compete with other competitors that may focus on a particular vertical, country or region.
In our Consumer Interactive segment, we generally compete with Equifax, Experian, FICO and LifeLock as well as personal finance websites, some of whom offer free credit information.
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
We believe that our technology platform enables us to be quicker, more efficient and more cost-effective across each step of our process chain, including receiving, consolidating and updating data, implementing analytics and technology solutions capabilities, creating innovative solutions, delivering those solutions to our customers and incorporating customer feedback. Our platform has significant scale and capacity and enables us to deliver actionable information immediately to our customers as well as expand customer segments and develop solutions to meet new needs. Our technology infrastructure gives us the ability to organize and handle high volumes of disparate data, maintain and improve our delivery speeds, increase availability and enhance our product development capabilities, while at the same time lowering our overall cost structure. We are also investing in our digital employee experience; we believe that to attract and retain talent we need to ensure an efficient and productive environment.
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
Since the beginning of the COVID-19 pandemic, our business continuity plans have kept us well positioned to continue to successfully operate our business. In each of the markets we serve, we quickly and effectively moved to a work-from-home model that we generally continue to adhere to today. This has allowed us to protect our associates and the broader population while continuing to operate our businesses and provide services and solutions to customers and consumers.
Security
The security and protection of personal data is TransUnion’s highest priority. TransUnion’s written information security program focuses on managing risk and fulfilling global information security regulations and standards, including ISO/IEC 27001:2013, NIST CSF, PCI-DSS, HIPAA, and other international regulatory expectations in locations where we operate. Our information security program follows a risk-based approach that continuously evaluates threats, industry events and asset values to introduce enhancements when necessary. We deploy a wide range of physical and technical safeguards that provide security around the collection, storage, use, access and delivery of information we have in our possession or with our partners. These safeguards include firewalls, intrusion protection and monitoring, anti-virus and malware protection, vulnerability threat analysis, management and testing, advanced persistent threat monitoring, forensic tools, encryption technologies, data transmission standards, contractual provisions, customer and partner credentialing, identity and access management, data loss, access and anomaly reports and training programs for associates. We, with other global financial services organizations, including U.S. nationwide consumer credit reporting companies, share cyber threat and attack information through our participation in the Financial Information Sharing and Analysis Council and other forums that may be targeted at our industry to better understand and monitor our systems and our connectivity to our customers and partners, as well as how specific solutions that were implemented to protect against such attacks are performing. We undergo SSAE 18 reviews annually, and many of our major customers routinely audit our security controls. We conduct an annual Payment Card Industry Data Security Standard (PCI-DSS) compliance program and remain PCI certified. We regularly engage independent third-party organizations to evaluate TransUnion’s security program via testing and assessments. Additionally, we hire third parties to conduct independent information security assessments.
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
Legal and Regulatory Matters
Compliance with legal and regulatory requirements is a top priority. We are subject to numerous laws governing the collection, protection, dissemination and use of non-public personal information, credit information and other types of information. These laws are enforced by U.S. federal, state and local regulatory agencies, foreign regulatory authorities and, in some instances, through private civil litigation. Our failure to comply with applicable legal and regulatory requirements could have a negative impact on our financial condition or overall operations.
We proactively manage our compliance with laws and regulations through a global legal, risk and compliance department that ensures enterprise standards are followed. Through the legal, risk and compliance functions, we provide training to our associates, monitor all material laws and regulations, establish compliance policies, routinely review internal processes to determine whether business practice changes are warranted, assist in the development of new products and services, and regularly meet with principal regulators and legislators to ensure transparent engagement regarding our operations.
U.S. Data and Privacy Protection
Our U.S. operations are subject to numerous laws and regulations governing privacy, data security, consumer protection and the use of consumer credit information. Certain of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information. The laws and regulations that affect our U.S. business include, but are not limited to, the following:
•Fair Credit Reporting Act (“FCRA”): FCRA applies to consumer credit reporting agencies, including us, as well as data furnishers and users of consumer reports. FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes. FCRA limits what information may be reported by consumer reporting agencies, limits the distribution and use of consumer reports, establishes consumer rights to access and dispute their own credit files, includes provisions designed to prevent identity theft and assist fraud victims, requires consumer reporting agencies to make a free annual credit report available to consumers and imposes many other requirements on consumer reporting agencies, data furnishers and users of consumer report information. Violation of FCRA can result in civil and criminal penalties. Regulatory enforcement of FCRA is under the purview of the Federal Trade Commission (the “FTC”), the Consumer Financial Protection Bureau (the “CFPB”) and state attorneys general, acting alone or in concert with one another.
•The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”): The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial products and provides the CFPB with authority to enforce those provisions. The CFPB has stated that its UDAAP authority may allow it to find statutory violations even where a specific regulation does not prohibit the relevant conduct, or prior published regulatory guidance or judicial interpretation has found the activity to be in accordance with law.
•The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”): The EGRRCPA amended certain parts of the Dodd-Frank Act, FCRA and other U.S. federal laws applicable to us. Among other things, the EGRRCPA requires that credit reporting agencies provide consumers with at least one year to submit a fraud alert, establishes a national security freeze that prevents credit reporting agencies from disclosing the content of a consumer report and must be provided free of charge upon formal request, and mandates that credit reporting agencies notify consumers of their right to a credit freeze and provide instructions on how to implement and lift a freeze. The EGRRCPA also requires credit reporting agencies to provide additional credit protections and services to veterans and active duty U.S. military consumers.
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
•Drivers’ Privacy Protection Act (the “DPPA”):  The DPPA requires all states to safeguard certain personal information included in licensed drivers’ motor vehicle records from improper use or disclosure. The DPPA limits the use of this information sourced from State departments of motor vehicles to certain specified purposes, and does not apply if a driver has consented to the release of their data. The DPPA imposes criminal fines for non-compliance and grants individuals a private right of action, including actual and punitive damages and attorneys’ fees. The DPPA provides a federal baseline of protections for individuals, and is only partially preemptive, meaning that except in a few narrow circumstances, state legislatures may pass laws to supplement the protections made by the DPPA. Many states’ laws are more restrictive than the federal law.
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
•Identity theft laws: Under the federal EGRRCPA, consumers can place a security freeze on their credit reports o and obtain one-year of fraud alerts free of charge. In addition, all states and the District of Columbia have passed laws that give consumers the right to place a security freeze on their credit report. Generally, these state laws require us to respond to requests for a freeze within a certain period of time, to send certain notices or confirmations to consumers in connection with a security freeze and to unfreeze files upon request within a specified time period.
•Federal Trade Commission Act (the “FTC Act”):  The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices. We must comply with the FTC Act when we market our services, such as consumer credit monitoring services. Our data collection, use and disclosure practices and the security measures we employ to safeguard the personal data of consumers could also be subject to the FTC Act, and our data practices or our failure to safeguard data adequately may subject us to regulatory scrutiny or enforcement action.
•The Credit Repair Organizations Act (“CROA”):  CROA regulates companies that claim to be able to assist consumers in improving their credit standing. Some courts have applied CROA to credit monitoring services offered by consumer reporting agencies and others. CROA allows for a private right of action and permits consumers to recover all money paid for alleged “credit repair” services in the event of violation.
•The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”):  HIPAA and HITECH require companies to implement reasonable safeguards to prevent intentional or unintentional misuse or wrongful disclosure of protected health information. We obtain protected health information from healthcare providers and payors of healthcare claims under a “business associate” agreement that is subject to the privacy, security and transactional requirements imposed by HIPAA and HITECH. As a business associate, we are obligated to limit our use and disclosure of health-related data to certain statutorily permitted purposes, HIPAA regulations, as outlined in our business associate agreements, and to preserve the confidentiality, integrity and availability of this data. HIPAA and HITECH also require, in certain circumstances, the reporting of breaches of protected health information to affected individuals and to the United States Department of Health and Human Services. A violation of any of the terms of a business associate agreement or noncompliance with HIPAA or HITECH data privacy or security requirements could result in administrative enforcement action and/or imposition of statutory penalties by the United States Department of Health and Human Services or a state attorney general. HIPAA and HITECH requirements supplement but do not preempt state laws regulating the use and disclosure of health-related information; state law remedies, which can include a private right of action, remain available to individuals affected by an impermissible use or disclosure of health-related data.
•California Consumer Privacy Act (“CCPA”), Virginia Consumer Data Protection Act (“VCDPA”) and the Colorado Privacy Act (“CPA”): The CCPA gives California consumers certain rights regarding the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. The CCPA exempts much of the data whose use is covered by FCRA, GLBA, HIPAA and DPPA and therefore much of our data is not subject to the CCPA. The CCPA creates a private right of action for security breaches. In 2020, California adopted the California Privacy Rights Act (the “CPRA”), which amends and expands CCPA. Most of the substantive provisions of CPRA will go into effect in 2023. Two additional comprehensive state privacy laws, the VCDPA and the CPA, which apply to Virginia and Colorado consumers, respectively, will go into effect in 2023. These laws are similar to the CCPA, but provide additional rights and restrictions, such as the right to correction and restrictions on the use of sensitive personal information.
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
International Data and Privacy Protection
We are subject to data protection, privacy and consumer credit laws and regulations in other jurisdictions where we conduct business. These laws and regulations include, but are not limited to, the following:
•Canada: The Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”) and substantially similar provincial laws govern how private sector organizations collect, use and disclose personal information in the course of commercial activities. The PIPEDA gives individuals the right to access and request correction of their personal information collected by such organizations. The PIPEDA requires compliance with the Canadian Standard Association Model Code for the Protection of Personal Information. Most Canadian provinces also have laws dealing with consumer reporting. These laws typically impose an obligation on credit reporting agencies to have reasonable processes in place to maintain the accuracy of the information, place limits on the disclosure of the information and give consumers the right to have access to, and challenge the accuracy of, the information.
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
•United Kingdom: Our UK operations are subject to GDPR and the Privacy and Electronic Communications Regulation (the “PECR”), which together govern the processing of personal data pertaining to UK citizens. Enforcement of data regulation and consumer privacy matters in the UK resides with the Information Commissioner’s Office, an independent body set up to uphold the rights of individuals in relation to the use of their personal data. The provision of credit referencing services in the UK is also a regulated activity that is authorized by the Financial Conduct Authority (the “FCA”). The FCA has regulated credit reference agencies since 2014 with the objectives of protecting consumers, protecting financial markets and promoting competition. TransUnion UK (previously Callcredit), Experian and Equifax were granted full FCA authorization in early 2016 and are therefore all required to follow the rules and principles issued by the FCA.
In 2018, the FCA introduced Open Banking which aims to improve customer experience and to increase competition in the banking sector. Consumers can share transaction data with third parties via application program interfaces (“APIs”) to identify best products and take up multi-bank products. As part of Open Banking, the Second Payment Services Directive allows merchants to retrieve a customer’s account data from their bank with their consent. The implementation of Open Banking platforms has increased the number of payment service providers available to consumers beyond traditional banks. TransUnion UK is an authorized information services provider under this regime.
•South Africa: The National Credit Act of 2005 (the “NCA”) and its implementing regulations govern credit bureaus and consumer credit information. The NCA sets standards for filing, retaining and reporting consumer credit information. The NCA also defines consumers’ rights with respect to accessing their own information and addresses the process for disputing information in a credit file. The NCA is enforced by The National Credit Regulator who has authority to supervise and examine credit bureaus. In addition, the Protection of Personal Information Act (“POPIA”), went into effect on July 1, 2020, with enforcement commencing on July 1, 2021. POPIA regulates the processing of personal information of legal and juristic persons, and imposes compliance obligations and sanctions.
•India: The Credit Information Companies Regulation Act of 2005 (“CICRA”) requires entities that collect and maintain personal credit information to ensure that it is complete, accurate and protected. Entities must adopt certain privacy principles in relation to collecting, processing, preserving, sharing and using credit information. Data protection is currently covered under provisions of the Information Technology Act of 2000 as well as regulations promulgated by the Reserve Bank of India. In addition, India has pending privacy legislation that proposes to cover personal and non-personal data and provides for penalties to be paid to the government, compensation to individuals, as well as criminal liability in certain cases.
•Hong Kong: Personal Data (Privacy) Ordinance (“PDPO”) and The Code of Practice on Consumer Credit Data regulate the operation of consumer credit reference agencies. They prescribe the methods and security controls under which credit providers and credit reference agencies may collect, access and manage credit data. The PDPO was amended in 2021 to provide new powers to the Privacy Commissioner and to make criminal the act of publicly releasing information identifying an individual or organization – a practice known as “doxxing.”
•Brazil: The Brazilian General Data Protection Law (“LGPD”), went into effect on September 18, 2020. LGPD regulates the processing of personal information and imposes compliance obligations and sanctions comparable to those of GDPR. The sanctions provisions of the LGPD went into effect on August 1, 2021.
Other International Laws
Credit information and credit information companies have also become subject to, directly or indirectly, further governance regulations, such as those historically reserved for banks. We are also subject to various laws and regulations generally applicable to all businesses in the other countries where we operate.
Sustainability
We are dedicated to making meaningful, positive contributions to the world and the communities we serve. We are making an impact through our commitments to advancing underrepresented people, enabling life-changing access to credit in mature and emerging markets, and using trended data to help consumers improve their access to credit.
We focus our environmental, social, and governance (“ESG”) efforts on issues that are important to our business and to our key stakeholders. In 2021, we conducted our first global ESG materiality assessment, which confirmed the importance of cybersecurity, privacy, and corporate governance to the continued success of our business. The assessment also confirmed the importance of TransUnion continuing to focus efforts on enhancing financial inclusion, employee wellness, diversity, equity, and inclusion (“DEI”), and climate change.
Climate Change
Climate change continues to be a key issue for companies worldwide. In 2021, in partnership with an external consultant, we completed a survey of our greenhouse gas emissions and designed new climate change commitments. We set two climate change targets: reaching net zero scope 1 and scope 2 greenhouse gas emissions by 2025; and 30 percent reductions on leased real estate scope 3 emissions by 2030, using a 2019 baseline. We plan to achieve these reduction targets through renewable energy purchases, an environmentally-friendly cloud migration, and our real estate consolidation strategy. For emissions that TransUnion is unable to reasonably avoid, we expect to mitigate our impact through annual offset purchases until we reach our target.
Human Capital Management
We employed approximately 10,200 employees at December 31, 2021. Central to our long-term strategy is attracting, developing and retaining the best talent globally with the right skills to drive our success. Our board of directors receives regular updates on human capital topics such as sustainability, employee retention, engagement and survey results, enterprise compliance, investigations and associate health and safety.
Other than certain employees in Brazil, none of our employees is currently represented by a labor union or has terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.
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
•Develop: We cultivate diverse talent internally through development plans and customized programming for underrepresented groups.
•Promote: We continue to expand our rigorous pay and promotion practices designed to remove bias, including ongoing pay equity analysis and compensation review, and development opportunities designed to ensure fair and equitable treatment of all employees.
We believe that a critical component of continuing to deliver innovative products to consumers and customers is maintaining diverse and inclusive teams. Detailed below is our progress in advancing diversity in our leadership and associate population in alignment with Sustainability Accounting Standards Board reporting standards. Select workforce diversity statistics for 2021, 2020, and 2019 are as follows:

	For the Year Ended December 31,
	2021 [5]	2020	2019
Percent of TransUnion’s Worldwide Workforce Based in the United States	42%	51%	51%
Worldwide Gender
Women Senior Leaders (1)	32%	30%	27%
Women Overall (2)	40%	40%	41%
U.S. Race/Ethnicity (3)
Black Senior Leaders (1)	5%	3%	3%
Black Overall (2)	9%	9%	9%
Hispanic Senior Leaders (1)	7%	7%	6%
Hispanic Overall (2)	8%	8%	8%
Asian Senior Leaders (1)	12%	10%	9%
Asian Overall (2)	20%	20%	20%
Other Senior Leaders (1,4)	1%	2%	2%
Other Overall (2,4)	2%	2%	2%
1.Senior Leaders include all employees at a Vice President level or above.
2.Overall includes all employees, inclusive of the Senior Leader grouping.
3.U.S. race/ethnicity diversity demographic information includes only U.S. employees who chose to self-identify and excludes those who did not self-identify.
4.Other race/ethnicity includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islanders, and those employees who disclosed two or more categories.
5.Excludes employee populations from our recent acquisitions of Neustar and Sontiq that are predominately located in the United States. We will incorporate these employee populations in our Human Capital metrics in our Annual Report on Form 10-K for the year ended December 31, 2022, and our 2022 Sustainability Report. The employee population from our Healthcare business, which we divested on December 17, 2021, is included in 2019 and 2020 data, but excluded from 2021 data.
Talent Acquisition and Retention
Our talent acquisition and retention strategy is multi-faceted. We aim to recruit the most qualified candidates, and strive for a diverse and well-balanced workforce.
We reward and support employees through competitive pay, benefits, and perquisite programs that allow employees and their families to thrive. Our benefit offerings are designed to meet the varied and evolving needs of a diverse workforce tailored to the variety of businesses and geographies in which we operate.
We continue to support our employees and their families, especially in response to the COVID-19 pandemic. This includes child care benefits that provide access to onsite or community centers, enhanced back-up care choices that include personal caregivers, child care referral assistance and child care provider discounts, help with homework and a variety of parenting educational resources. We also provide our employees with access to free mental and behavioral health resources, including on-

demand access to the Employee Assistance Program for employees and their dependents. We continue to look for new ways to support our employees and their families through the pandemic.
Employee Engagement, Training and Development
We prioritize and invest in helping our employees grow and build their careers through several training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach.
Safety and Wellness
We have heightened our focus on the health and safety of our associates, our customers, and the wider communities in which we operate. We quickly and effectively moved to a work-from-home model in the early days of the pandemic in every market we serve, and continue to generally adhere to that model. This has allowed us to protect our associates and the broader population while continuing to operate our businesses and provide services and solutions to customers and consumers. In addition, we have taken several actions to support those who are financially impacted by the COVID-19 pandemic in the locations where we operate.
See our upcoming 2021 Sustainability Report and 2021 Diversity Report for additional information on these topics. Information contained in such reports are not incorporated herein by reference and should not be considered part of this report.
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
The global spread and unprecedented impact of COVID-19 has created significant volatility, uncertainty and economic disruption. The countries and territories in which our services and solutions are sold are in varying stages of restrictions and re-opening to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The extent to which the COVID-19 pandemic continues to materially and adversely impact our business, operations, and consolidated financial statements remains highly uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, severity, and any resurgences of the pandemic; the emergence of new variants; the development, availability, distribution and effectiveness of vaccines; the public’s perception of the safety of the vaccines and their willingness to take the vaccines; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rate, consumer confidence, and foreign exchange rates in each of the markets in which we operate; governmental, business, and individuals’ actions that have been, and continue to be, taken in response to the pandemic (which could include limitations on or changes to our operations or mandates to provide services); the effect on our customers; changes in customer and consumer demand for our services; the effect on consumer confidence and spending; our ability to sell and provide our services, including the impact of travel restrictions and people working from home; the ability of our customers to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees and business partners.
During 2020, the economic effect of the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions, our consolidated financial statements and the price of our securities. During 2021, we saw ongoing improvements in our results of operations in all the markets where we operate. However, given ongoing uncertainty and the unpredictable nature of the pandemic, including the rise of variants of the virus and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact in the future on various aspects of our business, including our consolidated financial statements and the price of our securities. The impact of COVID-19 may also heighten other risks discussed in our Annual Report on Form 10-K, which could materially and adversely impact various aspects of our business, including our results of operations and financial condition.
Risks Related to Our Business
Our revenues are concentrated in the U.S. financial services and consumer credit industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenues may be adversely affected.
Our largest customers, and therefore our business and revenues, depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenues are concentrated among certain customers, industries, product offerings and in distinct geographic regions, primarily in the United States. In 2021 and 2020, 53% and 56% of our consolidated gross revenues, respectively, were concentrated in our U.S. Markets Financial Services vertical and our Consumer Interactive segment, collectively. Our customer base suffers when financial markets experience volatility, liquidity issues and disruption, which has occurred in the past and which could reoccur, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and revenue. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.
We are subject to significant competition in the markets in which we operate and we may face significant competition in the new markets that we plan to enter.
The markets for our services are highly competitive, and we may not be able to compete successfully against our competitors, which could impair our ability to sell our services. We compete on the basis of differentiated solutions, datasets, analytics capabilities, ease of integration with our customers’ technology, stability of services, customer relationships, innovation and price. Our regional and global competitors vary in size, financial and technical capability, and in the scope of the products and services they offer. Some of our competitors may be better positioned to develop, promote and sell their products. Larger competitors may benefit from greater cost efficiencies and may be able to win business simply based on pricing. We consistently face downward pressure on the pricing of our products, which could result in reduced prices for certain products, or a loss of market share. Our competitors may also be able to respond to opportunities before we do, by taking advantage of new technologies, changes in customer requirements or market trends.
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
Our competitors may be able to sell services at lower prices than we do, individually or as part of integrated suites of several related services. This ability may cause our customers to purchase from our competitors rather than from us. Price reductions by our competitors could also negatively impact our operating margins or harm our ability to obtain new long-term contracts or renewals of existing contracts on favorable terms. Additionally, some of our customers may develop products of their own that replace the products they currently purchase from us, which would result in lower revenue.
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
Public and commercial sources of free or relatively inexpensive consumer information have become increasingly available and this trend is expected to continue. Public and commercial sources of free or relatively inexpensive consumer information, including free credit information from lead generation companies and from banks, may reduce demand for our services. Beginning in April 2020, we began offering free credit reports on a weekly basis. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at little or no cost from these public and commercial sources, our business, financial condition and results of operations may be adversely affected.
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
Risks Related to Technology and Cybersecurity
Data security and integrity are critically important to our business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of our intellectual property or confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation.
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
The security and protection of non-public consumer information is TransUnion’s top priority. We devote significant resources to maintain and regularly upgrade the wide array of physical, technical, and contractual safeguards we employ to provide security around the collection, storage, use, access and delivery of information we have in our possession. We cannot assure you that our systems, databases and services will not be compromised or disrupted in the future, whether as a result of deliberate attacks by malicious actors, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. We work to monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.

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

Also, in July 2019 TransUnion Limited, a Hong Kong entity in which the Company holds a 56.25% interest, was the victim of criminal fraud involving employee impersonation and fraudulent requests that successfully targeted TransUnion Limited, which resulted in a series of fraudulently induced wire transfers totaling $17.8 million for which we recorded one-time pre-tax charge plus $3.0 million of administrative expense, for a total of $20.8 million, $17.3 million net of tax, in net income in 2019 ($10.0 million in net income attributable to TransUnion). Fraudulent activities committed against us could disrupt our operations, have an adverse effect on our financial results, subject us to substantial legal proceedings and potential liability, result in a material loss of business and/or significantly harm our reputation.
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

Risks Related to Laws, Regulations and Government Oversight:
Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.
Our businesses are subject to regulation under the FCRA, the GLBA, the DPPA, HIPAA, HITECH, the Dodd-Frank Act, the FTC Act and various other international, federal, state and local laws and regulations. See “Business-Legal and Regulatory Matters” for a description of select regulatory regimes to which we are subject. These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information available in the marketplace, are complex, change frequently and have tended to become more stringent over time. We already incur significant expenses to ensure compliance with these laws.
Currently, public concern is high with regard to the operation of credit reporting agencies in the United States, as well as the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information, department of motor vehicle data and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the collection and use of this type of personal information. As a result, several U.S. states have recently introduced and passed legislation to expand data security breach notification rules and to mirror some of the data use limitations required by laws and regulations in the European Union and the U.K. These state laws are intended to provide consumers with greater transparency and control over their personal data. For example, CCPA, which became effective on January 1, 2020, applies to certain businesses that collect personal information from California residents and establishes several consumer rights, including a right to know what personal information is being collected about them and whether and to whom it is sold, a right to access their personal information and have it deleted, a right to opt out of the sale of their personal information, and a right to equal service and price regardless of exercise of these rights. While the CCPA includes specific exemptions for practices and activities regulated by GLBA or FCRA, including our credit reporting and financial services business lines, it requires, among other things, new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information in other portions of our business that are not regulated by GLBA or FCRA. On November 3, 2020, California adopted the California Privacy Rights Act (the “CPRA”), which amends and expands CCPA. It is anticipated that most of the substantive provisions of CPRA will go into effect in 2023.
Public concern regarding identity theft also has led to more transparency for consumers as to what is in their credit reports. We provide credit reports and scores and monitoring services to consumers for a fee, and this income stream could be reduced or restricted by legislation that requires us to provide these services to consumers free of charge. For example, under U.S. federal law today, we are required to provide consumers with one credit report per year free of charge, and beginning in April 2020, we began offering consumers free weekly credit reports.
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
The CFPB has broad authority over our business. This includes authority to issue regulations under federal consumer financial protection laws, such as under FCRA and other laws applicable to us and our financial customers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority.
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
For example, in January 2017, as part of an agreed settlement with the CFPB, we agreed among other things, to implement certain practice changes in the way we advertise, market and sell products and services offered directly to consumers. In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleges that we failed to comply with and timely implement the Consent Order issued by the CFPB in January 2017, and further alleges additional violations related to Consumer Interactive’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. We are currently engaged in active settlement discussions with the CFPB regarding this matter. If our ongoing discussions do not result in a negotiated resolution, we expect that the CFPB will pursue litigation against the Company and these executive officers, seeking restitution, civil money penalties, and injunctive relief. We cannot provide assurance that the CFPB will not ultimately commence litigation against us in this matter, nor are we able to predict the likely outcome of this matter. As of December 31, 2021, we have an accrual of $26.5 million recorded in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition, however, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. See “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements,” Note 20, “Contingencies” for information regarding our legal proceedings.
Although we have committed resources to enhancing our risk and compliance programs, actions by the CFPB or other regulators against us could result in reputational harm, payment of damages and civil monetary penalties, injunctive relief and/or restitution, any of which could have a material adverse effect on our business, results of operations and financial condition. Our compliance costs and legal and regulatory exposure could increase materially if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify through supervision or enforcement past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.
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
Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal or state authorities or by consumers. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal credit reporting, medical privacy and financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our customers might face similar proceedings, actions or inquiries, which could affect their business and, in turn, our ability to do business with those customers. While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us.
See “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements,” Note 22, “Contingencies” for information regarding our legal proceedings.
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
For example, revenue from our International segment increased 4.5% in 2021 and 3.5% in 2020 due to the impact of foreign currencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Twelve Months Ended December 31, 2021, 2020 and 2019-Revenue-International Segment.” As we continue to expand our business, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could adversely affect our business, financial condition and results of operations.
Risks Related to Our Growth Strategy
When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, we face risks that may adversely affect our business.
We have acquired and may continue to acquire or make investments in businesses that offer complementary services and technologies. Acquisitions may not be completed on favorable terms and acquired assets, data or businesses may not be successfully integrated into our operations. Even if we devote substantial management attention and resources to integrating acquired businesses in order to fully realize the anticipated benefits of such acquisitions, the businesses and assets acquired may not be successful or continue to grow at the same rate as when operated independently or may require greater resources and investments than we originally anticipated. Acquisitions, such as the acquisitions of Neustar and Sontiq, involve significant risks and uncertainties, including:
•failing to achieve the financial and strategic goals for the acquired business;
•paying more than fair market value for an acquired company or assets;
•failing to integrate the operations and personnel of the acquired businesses in an efficient and timely manner;
•disrupting our ongoing businesses, including loss of sales;
•distracting management focus from our existing businesses;
•assumption of unanticipated or contingent liabilities;
•failing to retain key personnel;
•incurring the expense of an impairment of assets due to the failure to realize expected benefits;
•damaging relationships with employees, customers or strategic partners;
•diluting the share value of existing stockholders; and
•incurring additional debt or reducing available cash to service our existing debt.
We have divested our Healthcare business and may in the future divest certain assets or businesses that no longer fit with our growth strategy. Divestitures involve significant risks and uncertainties, including:
•disrupting our ongoing businesses;
•failure to effectively transfer liabilities, contracts, facilities and employees to buyers;
•reducing our revenues;
•losing key personnel;

•distracting management focus from our existing businesses;
•the possibility that we will become subject to third-party claims arising out of such divestiture;
•indemnification claims for breaches of representations and warranties in sale agreements;
•damaging relationships with employees and customers as a result of transferring a business to new owners; and
•failure to close a transaction due to conditions such as financing or regulatory approvals not being satisfied.
These risks could harm our business, financial condition or results of operations, particularly if they occur in the context of a significant acquisition or divestiture. In addition, changes in laws and regulations following a significant acquisition or divestiture could adversely impact our business, financial condition, results of operations and growth prospects. Acquisitions of businesses having a significant presence outside the United States will increase our exposure to the risks of conducting operations in international markets.
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
As of December 31, 2021, the book value of our debt was approximately $6,365.9 million consisting of outstanding borrowings under Trans Union LLC’s senior secured credit facility. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:
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
We have incurred material expenses and indebtedness related to the acquisitions of Neustar and Sontiq.
We have incurred material expenses and indebtedness in acquiring and integrating the business, operations, practices, policies and procedures of each of Neustar and Sontiq. We have incurred and expect to continue to incur integration expenses in connection with the acquisitions, but such expenses are difficult to estimate at the present time and there are a number of factors beyond our control that could affect the total amount, or the timing, of such expenses, and actual integration expenses could be materially different than our current estimates. We financed the purchase price consideration for each of the Neustar and Sontiq acquisitions through debt financing, which increased our debt service obligations and has led to a downgrade of our credit rating by one credit rating agency and could lead to further downgrades from other credit rating agencies. We fully repaid the Sontiq debt in December of 2021. We cannot assure you the indebtedness related to the Neustar acquisition or the expenses related to Neustar and Sontiq acquisitions will not have an adverse effect on us or our results of operations.
Despite our current level of indebtedness, we may still be able to incur additional indebtedness. This could further the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement govern our debt limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness, and any additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional debt, the priority of that debt may impact the ability of existing debt holders to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us, subject to collateral arrangements. These restrictions will also not prevent us from incurring obligations that do not constitute indebtedness. We also have the ability to request incremental loans on the same terms under the existing senior secured credit facility up to the greater of $1.0 billion and 100% of consolidated EBITDA, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25 to 1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control as discussed above. Our total scheduled principal repayments of debt made in 2021 and 2020 were $54.8 million and $58.8 million, respectively. Our total interest expense for 2021 and 2020 was $112.6 million and $126.3 million, respectively. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
The United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to cease encouraging or requiring banks to submit rates for the calculation of most LIBOR tenors after June 2023 and is discouraging the use of LIBOR as a benchmark in new contracts. It is unclear whether LIBOR will cease to exist after June 2023 and there is currently no global consensus on what rate or rates will become acceptable alternatives. In the United States, the U.S. Federal Reserve Board-led industry group, the Alternative Reference Rates Committee, selected the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR for U.S. dollar-denominated LIBOR-benchmarked obligations. SOFR is a broad measure of the cost of borrowing cash in the overnight United States treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018. Nevertheless, because SOFR is a backward-looking fully secured overnight rate and LIBOR is a forward-looking unsecured rate, SOFR is likely to be lower than LIBOR on most dates, and any spread adjustment applied by market participants to alleviate any mismatch during a transition period will be subject to methodology that remains undefined. Additionally, master agreements or other contracts drafted before consensus is reached on a variety of details related to a transition may not reflect provisions necessary to address it once LIBOR is fully phased out. Essentially all of our outstanding debt is variable-rate debt, including some based on LIBOR, though we have entered into interest rate swap agreements and cap agreements to limit our exposure to changes in LIBOR. The discontinuation of LIBOR and the transition from LIBOR to SOFR or other benchmark rates could have an unpredictable impact on contractual mechanics in the credit markets or result in disruption to the broader financial markets, including causing interest rates under our current or future agreements to perform differently than in the past, which could have an adverse effect on our results of operations.
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
Certain provisions of our third amended and restated certificate of incorporation (“Charter”) and third amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
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
At our 2020 Annual Meeting of Stockholders, our stockholders approved the phased declassification of our board of directors such that all directors will stand for election on an annual basis beginning with the 2022 Annual Meeting of Stockholders. The ability to remove a director with or without cause will be implemented when the board of directors is fully declassified at our 2022 Annual Meeting of Stockholders.
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which became effective May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. The U.K.’s withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues 30 independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the European Union or other markets either during a transitional period or more permanently. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock. Our U.K. operations represented approximately 7.3% of consolidated revenue for the year ended December 31, 2021.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Properties
Our corporate headquarters and main data center are located in Chicago, Illinois, in an office building that we own. As of December 31, 2021, we lease space in over 100 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion.
ITEM 3. LEGAL PROCEEDINGS
See Part II, ITEM 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements,” Note 22, “Contingencies” for information regarding our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers, and their positions and ages as of February 22, 2022, are set forth below:

Name	Age	Position
Christopher A. Cartwright	56	President & Chief Executive Officer and Director
Venkat Achanta	49	Executive Vice President, Chief Data & Analytics Officer
Todd M. Cello	46	Executive Vice President, Chief Financial Officer
Steven M. Chaouki	49	President, U.S. Markets and Consumer Interactive
Abhinav (Abhi) Dhar	50	Executive Vice President, Chief Information & Technology Officer
Timothy J. Martin	51	Executive Vice President, Chief Global Solutions Officer
R. Dane Mauldin	51	Executive Vice President, Chief Operations Officer
Susan W. Muigai	52	Executive Vice President, Chief Human Resources Officer
Heather J. Russell	50	Executive Vice President, Chief Legal Officer
Todd C. Skinner	52	President, International
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
Mr. Cartwright earned his bachelor's degree in business administration and his master's in public accountancy from The University of Texas at Austin.
Venkat Achanta has served as Executive Vice President and Chief Data & Analytics Officer for TransUnion since February 2022. Mr. Achanta was appointed to this position following completion of TransUnion’s acquisition of Neustar, Inc. in December 2021. He previously served as Executive Vice President and Chief Data & Technology Officer of Neustar, where he led data science, data strategy and technology teams across Neustar. While at Neustar, he helped lead the creation of the OneID platform and technology transformation across all products.
Prior to joining Neustar in 2016, Mr. Achanta was Chief Data Officer and Head of Data and Analytics at Walmart, beginning in 2014, leading all data and analytics delivery platforms across the company globally. While at Walmart, he spearheaded the data fabric, advanced analytics platforms and decision services groups. Prior to Walmart, Mr. Achanta was Global Head of Analytics and Big Data at AIG. Mr. Achanta also has held senior leadership positions in data and analytics at Capital One and Experian.
Mr. Achanta earned his Bachelor of Science degree in Computer Science and Engineering from Andhra University in India and his M.B.A. from UCLA’s Anderson School of Management.
Todd M. Cello joined the Company in October 1997 and has held numerous roles with increasing levels of responsibility in the corporate finance department. Mr. Cello has served as our Executive Vice President, Chief Financial Officer since August 2017. Prior to his current role, Mr. Cello served as Senior Vice President and International CFO from August 2015 to August 2017, overseeing financial operations for the International segment. Prior to that, Mr. Cello served as Vice President, Financial Planning and Analysis from January 2009 to August 2015, overseeing the enterprise financial planning and analysis function, where he played a lead role in the two leveraged buyouts of TransUnion in 2010 and 2012 and the initial public offering of TransUnion in 2015. Prior to that, Mr. Cello served as Vice President and U.S. Information Services CFO from October 2005 to December 2008, overseeing financial operations of the U.S. Information Services segment. Mr. Cello also serves on the University of Illinois at Chicago’s College of Business Advisory Council.
Mr. Cello earned his bachelor’s degree in Accounting from University of Illinois at Chicago and is a certified public accountant.

Steven M. Chaouki is President, U.S. Markets & Consumer Interactive, overseeing two TransUnion business lines. U.S. Markets provides information and insights to business customers across financial services, insurance, public sector, media and diversified markets. Consumer Interactive provides credit, financial and identity protection services to consumers. He previously held the role of Executive Vice President, Financial Services from 2013 until May 2019, responsible for the company’s financial services business, which provides solutions to banks, credit unions, capital markets, financial services resellers, auto lenders and other customers. Before joining TransUnion, Mr. Chaouki held roles at HSBC in card/retail services and auto finance. Mr. Chaouki serves on the boards of MAIA Biotechnology, Inc. and Spring Labs.
Mr. Chaouki earned his M.B.A. from the University of Chicago Booth School of Business and his bachelor’s degree from Boston University.
Abhinav (Abhi) Dhar joined the Company in January 2019 as Executive Vice President, Chief Information & Technology Officer. In this role, Mr. Dhar is responsible for all aspects of the company’s technology, including strategy, security, applications, operations, infrastructure and delivery of solutions that support TransUnion’s global information systems. Prior to TransUnion, Mr. Dhar co-founded Packyge, Inc. in April 2017, a last-mile delivery startup focused on enabling last step in-store digital experiences. Prior to Packyge, he held technology leadership roles at Walgreen Boots Alliance (WBA), a pharmacy retail and wholesale company, including Chief Digital Officer, WBA and Chief Information Officer, Retail Pharmacy USA from November 2016 to April 2017, Chief Information Officer and SVP, Digital Product Management and Innovation from December 2015 to November 2016 and SVP and Chief Information Officer, Walgreens, a pharmacy retail company, from November 2014 to December 2015. Mr. Dhar joined WBA in 2009 as CTO for the Walgreens Digital Division. Prior to joining WBA, Mr. Dhar held roles of increasing technology management responsibility in travel distribution companies.
Mr. Dhar earned his B.E. in Mechanical Engineering from the National Institute of Engineering in Mysore, India and his M.S. in Industrial Engineering from the New Jersey Institute of Technology.
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
Mr. Martin earned his B.S. in Management from Purdue University and his M.B.A. from the University of Michigan Business School.
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
Mr. Mauldin earned his bachelor’s degree in Journalism from the University of Oklahoma.
Susan W. Muigai has served as Executive Vice President, Chief Human Resources Officer since 2021. She is responsible for leading TransUnion’s human resource strategy and function, and nurturing an inclusive, high-performance culture to help TransUnion achieve its vision and strategy. Ms. Muigai brings deep expertise in talent strategy with an extensive background in global HR, human capital management, organizational leadership, diversity and inclusion, legal and compliance, business transformation and more. She previously spent 16 years at Walmart, based in the U.S., Canada and India, serving as Senior Vice President, People from March 2020 to September 2021, Executive Vice President People/Corporate Affairs, Walmart Canada from August 2016 to August 2020, Senior Vice President People, Walmart Canada from January 2016 to July 2016, Vice President People, Walmart Canada from February 2015 to December 2015, Vice President, International Real Estate and Vice President International Real Estate, Walmart International Real Estate from March 2014 to February 2015, Senior Vice President Legal, General Counsel & Chief Ethics Officer, Walmart India from November 2012 to March 2014, Vice President Audit, Walmart Canada from September 2009 to October 2012, and Senior Director, Risk Management, Walmart Canada from June 2005 to September 2009. She previously worked at Lang Michener LLP.

Ms. Muigai earned her Master of Law in International Business from the University of London, and her Bachelor of Law from the University of Windsor in Canada. She sits on the Board of Breakfast Club of Canada and previously sat on the boards of MassMart Holdings Ltd and the Walmart Foundation.
Heather J. Russell is Executive Vice President, Chief Legal Officer of TransUnion. Ms. Russell is an accomplished legal executive with more than 25 years of diverse experience across the global financial services and technology sectors. She is responsible for legal, risk, compliance, government and regulatory relations, corporate governance, consumer privacy and ESG functions for TransUnion and its subsidiaries around the world. Prior to joining the Company in 2018, Ms. Russell was a partner at the law firm of Buckley, LLP, from October 2016 until May 2018, where she led the firm’s Financial Institutions Regulation, Supervision and FinTech practices. Previously, she served as Executive Vice President, Chief Legal Officer and Corporate Secretary at Fifth Third Bank from September 2015 until July 2016. From July 2011 until August 2015, Ms. Russell was Managing Director and Global Head of Public Policy and Regulatory Affairs at Bank of New York Mellon. Prior to that, she spent five years as Senior Vice President and Associate General Counsel at Bank of America and eight years at Skadden in Washington, D.C. and London focused on financial services, corporate finance, and mergers and acquisitions.
Ms. Russell earned her B.A. from the College of William & Mary and her J.D. with honors from American University’s Washington College of Law, where she received the Outstanding Graduate Award. Ms. Russell serves on the board of the Chicago Council on Global Affairs, which advances policy solutions and fosters dialogue on critical global issues. She is also a board member of Illinois Legal Aid Online and serves in fundraising advisory roles for the National Women’s Law Center, Pitch Your Peers Chicago and the National Immigrant Justice Center.
Todd C. Skinner has served as President International since August 2021 and is responsible for leading TransUnion’s growth across international markets. Mr. Skinner has nearly 30 years of experience delivering information solutions at leading global companies. He joined TransUnion in 2014, previously serving as TransUnion’s Regional President of Canada, Latin American and Caribbean. Prior to joining TransUnion, Skinner held leadership roles at First Canadian Title and HSBC.
Mr. Skinner earned his M.B.A. from Schulich – Kellogg School of Management and his bachelor’s of commerce from St. Mary’s University. He serves as TransUnion’s representative on the Global Board of the U.S.-India Business Council (USIBC) and is on the Board of Directors for Buro De Credito and Cliffside Capital.
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
Holders of Record
As of January 31, 2022, we had 15 stockholders of record. We have a greater number of beneficial owners of our stock who own their shares through brokerage firms and other nominees.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31	3,482	$113.45	—	$166.5
November 1 to November 30	—	—	—	$166.5
December 1 to December 31	14,073	110.73	—	$166.5
Total	17,555		—

(1)Represents shares that were repurchased from employees for withholding taxes for share-based awards pursuant to the Company’s equity compensation plans.
(2)On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of our common stock through February 13, 2020. Our board of directors removed the three-year time limitation on February 8, 2018. Prior to the fourth quarter of 2017, we had purchased approximately $133.5 million of common stock under the program and may purchase up to an additional $166.5 million. Additional repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
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
The following graph shows a comparison of cumulative total shareholder return for the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financials Index. The graph assumes that $100 was invested at market close on December 31, 2016, in each of the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financial Index. The cumulative total returns for the Russell 3000 and the Dow Jones U.S. Financial Index assume reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. RESERVED
Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” and Part II, Item 8, “Financial Statements and Supplementary Information,” including TransUnion’s audited consolidated financial statements and the accompanying notes. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”
References in this discussion and analysis to the “Company,” “we,” “us,” and “our” refer to TransUnion and its direct and indirect subsidiaries, including TransUnion Intermediate Holdings, Inc.
Overview
TransUnion is a leading global information and insights company that makes trust possible between businesses and consumers, working to help people around the world access opportunities that can lead to a higher quality of life. That trust is built on TransUnion’s ability to deliver safe, innovative solutions with credibility and consistency. We call this Information for Good.
Grounded in our heritage as a credit reporting agency, we have built robust and accurate databases of information for a large portion of the adult population in the markets we serve. We use our data fusion methodology to link and match an increasing set of disparate data to further enrich our database. We use this enriched data, combined with our expertise, to continuously develop more insightful solutions for our customers, all in accordance with global laws and regulations. Because of our work, organizations can better understand consumers in order to make more informed decisions, and earn consumer trust through great, personalized experiences, and the proactive extension of the right opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in better offers and opportunities.
We provide solutions that enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, mitigate fraud, and effectively manage call center operations. Businesses embed our solutions into their process workflows to deliver critical insights and enable effective actions. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services and the Emerging Verticals, consisting of Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as our Neustar business. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India, and Asia Pacific.
Our addressable market includes the global data and analytics market, which continues to grow as companies around the world increasingly recognize the benefits of data and analytics-based decision making, and as consumers recognize the important role that their data identities play in their ability to procure goods and services. There are several underlying trends supporting this market growth, including the proliferation of data, advances in technology and analytics that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. Leveraging our established position as a leading provider of information and insights, we have grown our business by expanding the breadth and depth of our data, strengthening our analytics capabilities to deliver innovative solutions, expanding into complementary adjacencies and vertical markets, investing in technology infrastructure to leverage capabilities to best serve our customers and enhancing our global operating model. As a result, we believe we are well positioned to expand our share within the markets we currently serve and capitalize on the larger data and analytics opportunity.
Our solutions are based on a foundation of data assets across financial, credit, alternative credit, identity, phone activity, digital device information, marketing, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our acquisition of Neustar, Inc. (“Neustar”), and particularly its OneID platform, will further enhance our ability to deliver real-time, persistent identity resolution of disparate data fragments and attributes, in a privacy compliant manner. Our technology infrastructure allows us to efficiently integrate our data with our analytics and technology capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics resources, including our people and tools driving predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable us to provide businesses and consumers with better insights.
We leverage our differentiated capabilities in order to serve a global customer base across multiple geographies and industry verticals. We offer our solutions to business customers in Financial Services, Insurance and other industries, and our customer base includes many of the largest companies in the industries we serve. We sell our solutions to leading consumer lending banks, credit card issuers, alternative lenders, online-only lenders (“FinTechs”), Point of Sale (“POS”)/Buy Now Pay Later (“BNPL”) lenders, auto lenders, auto insurance carriers, cable and telecom operators, retailers, and federal, state and local government agencies. We have been successful in leveraging our brand, our expertise and our solutions and have a leading presence in several high-growth international markets. Millions of consumers across the globe also use our data to help manage their personal finances and take precautions against identity theft.
We believe we have an attractive business model that has recurring and diversified revenue streams, low capital requirements, significant operating leverage and strong and stable cash flows. The proprietary and embedded nature of our solutions and the integral role that we play in our customers’ decision-making processes have historically translated into high customer retention and revenue visibility. We continue to deliver organic growth by increasing our sales to existing customers, developing new solutions and gaining new customers. We have a diversified portfolio of businesses across our segments, reducing our exposure to cyclical trends in any particular industry vertical or geography. We operate primarily on contributory data models in which we typically obtain updated information including a growing set of public record and alternative data, at little or no cost, as we develop new solutions and expand into new industries and geographies. We are evolving our hybrid public-private cloud technology infrastructure to ensure that our systems remain highly secure, reliable, scalable, and performant by design. We are focused on processes and foundational technology that allows us to leverage demand-led consumption from public cloud providers and from our high performance privately owned infrastructure.
Segments
We manage our business and report our financial results, including disaggregated revenue, in three reportable segments: U.S. Markets, International and Consumer Interactive.
U.S. Markets
The U.S. Markets segment provides consumer reports, actionable insights and analytics to businesses. These businesses use our services to acquire customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and mitigate fraud risk. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for Financial Services and Emerging Verticals. The results of operations of Neustar are included in the Emerging Verticals and our consolidated statements of income since the date of the acquisition.
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
Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, identity protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels. The results of operations of Sontiq are included in the Consumer Interactive segment and our consolidated statements of income since the date of the acquisition.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends, Including the Effects of the COVID-19 Pandemic on our Business and Results of Operations
Our revenues can be significantly influenced by general macroeconomic conditions, including the impact of the global COVID-19 pandemic, the availability of credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. During 2020, the economic effect of the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including our results of operations in all of the markets where we operate. During 2021, we saw steady improvements in our results of operations in all these markets. This dynamic impacts the comparability of our results of operations, including our revenue and expenses, for each of the periods presented below. Also, given ongoing uncertainty and the unpredictable nature of the pandemic, including the rise of variants of the virus and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact on various aspects of our business in the future, including our results of operations.
In the markets where we compete, we have seen generally improving macroeconomic conditions since the second quarter of 2020. In the United States, we saw strong and improving macroeconomic conditions throughout 2021, including strong gross domestic product (“GDP”) growth, falling unemployment rates, and mortgage interest rates that are still near historic lows, all of which are evident in the significantly improved 2021 results of all of our segments. During 2021, we saw similar improvements in our international markets, although in certain of these markets there remains higher ongoing concerns about the impact of COVID-19. These macroeconomic improvements are evident in our 2021 results of operations, with all of our segments showing ongoing signs of improvements compared with last year.
While we believe that a strong but slowing global GDP growth is expected for the coming year, such expectations are tempered by increasing concerns around rising inflation, geopolitical tensions and existing and new coronavirus variants, as well as waning consumer confidence, interest rate pressures and increasing supply chain and ongoing labor shortage concerns. Also, in certain of our markets, there remains concern regarding the impact COVID-19 could have on our business.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. The impact of recent and expected future inflation increases could have a significant negative impact on our business, including decreased demand for our services as a result of rising interest rates.
Recent Developments
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:
On January 24, 2022, we reached a tentative class settlement with the plaintiffs in Ramirez v. Trans Union LLC (“Ramirez” or the “Ramirez Litigation”), which will require court approval. We expect this matter to be resolved by the end of 2022. Accordingly, in 2021, we revised the amount of the probable loss that we previously estimated, resulting in a reduction of our estimated liability and partially offsetting insurance receivable, and a corresponding net reduction recorded in selling, general and administrative expense for the year end December 31, 2021. See Item 8, “Notes to Consolidated Financial Statements,” Note 22, “Contingencies” for additional information.
During 2020, the economic effect of the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including the results of operations in all of our segments. During 2021, we saw ongoing improvements in our results of operations in all of the markets where we operate. This dynamic impacts the comparability of our results of operations between all of the periods presented below.
On December 23, 2021, we entered into a tranche of interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The tranche commenced on December 31, 2021, and expires on December 31, 2026, with a current aggregate notional amount of $1,600.0 million that amortizes each quarter. The tranche requires TransUnion to pay fixed rates varying between 1.428% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2021, we completed the sale of our Healthcare business. The Healthcare business met the criteria for discontinued operations at December 31, 2021, as the sale represented a strategic shift in our business that will have a major effect on our results of operations. The results of operations are classified as discontinued operations, net of tax, in our consolidated statement of income for all periods presented. Discontinued operations, net of tax, also includes a gain on the disposal of the Healthcare business of $982.5, net of tax, in the consolidated statements of income for 2021. All tables and discussions below exclude the impact of the Healthcare business.

On December 1, 2021, we entered into an agreement to amend certain provisions of the Senior Secured Credit Facility and exercise our right to draw additional debt in an amount of $3,100.0 million, less original issue discount and deferred financing fees of $7.8 million and $43.6 million, respectively. Proceeds from the incremental loan on the Senior Secured Credit Facility were used to finance the acquisition of Neustar.
On December 1, 2021, we entered into a Second Lien Credit Agreement to obtain term loans in an aggregate amount of $640.0 million (the “Second Lien Term Loan”), less original issue discount and deferred financing fees of $3.2 million and $14.3 million, respectively, used to fund the acquisition of Sontiq. On December 23, 2021, we fully repaid the Second Lien Term Loan using a portion of the proceeds from our sale of the Healthcare business. As a result of the prepayment, we expensed the unamortized original issue discount and deferred fees to other income and expense in the consolidated statement of income.
In March 2021, we prepaid $85.0 million of our Senior Secured Term Loans, funded from our cash on hand. In December 2020, we prepaid $150.0 million of our Senior Secured Term Loans, funded from our cash on hand.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,120.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In December 2020, we prepaid $150.0 million of our Senior Secured Term Loans, funded from our cash on hand. During 2019, we prepaid $340.0 million of our Senior Secured Term Loans, also funded from cash on hand. These transactions affect the comparability of interest expense between 2021, 2020 and 2019 as further discussed in “Results of Operations - Non-Operating Income and Expense” below.
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
Recent Acquisitions
We selectively evaluate acquisitions as a means to expand our business and to enter new markets. Since January 1, 2019, we have completed the following acquisitions, including those that impact the comparability of our results between periods:
•On December 1, 2021, we acquired 100% of the equity of Neustar. Neustar, a premier identity resolution company with leading solutions in Marketing, Risk and Communications, enables customers to build connected consumer experiences by combining decision analytics with real-time identity resolution services driven by its OneID platform. The results of operations of Neustar are included in Emerging Verticals as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition. See Item 8, “Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions.”
•On December 1, 2021, we acquired 100% of the equity of Sontiq. Sontiq, a leader in digital identity protection and security, provides solutions including identity monitoring, restoration, and response products and services to help empower consumers and businesses to proactively protect against identity theft and cyber threats. The results of operations of Sontiq, which are not material to our consolidated financial statements, are included in the Consumer Interactive segment in our consolidated statements of income since the date of the acquisition. See Item 8, “Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions,” for additional information.
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
The following is a more detailed description of how we derive and report revenue for our three reportable segments:
U.S. Markets
U.S. Markets provides consumer reports, actionable insights and analytics such as credit and other scores, and solutions capabilities to businesses. We report disaggregated revenue of our U.S. Markets segment for the following verticals:
•Financial Services:    The Financial Services vertical, which accounts for approximately 60.2% of our 2021 U.S. Markets revenue, consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our financial services customers consist of most banks, credit unions, finance companies, POS/BNPL lenders, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.
•Emerging Verticals:    Emerging verticals include Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as our Neustar business. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.
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
Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, identity protection and resolution and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels. With our acquisition of Sontiq in 2021, we have added to our foundational credit monitoring solutions with a comprehensive set of identity protection offerings. The results of operations of Sontiq, which are not material to our consolidated financial statements, are included in the Consumer Interactive segment in our consolidated statements of income since the date of the acquisition.

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
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments, fair-value adjustments of equity-method and Cost Method investments, if any, expenses related to successful and unsuccessful business acquisitions, loan fees, debt refinancing expenses, certain acquisition-related gains and losses and other non-operating income and expenses.
Results of Operations—Twelve Months Ended December 31, 2021, 2020 and 2019
Key Performance Measures
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the GAAP measures of revenue, segment Adjusted EBITDA, cash provided by operating activities and cash paid for capital expenditures and the non-GAAP measures Adjusted Revenue and consolidated Adjusted EBITDA. Refer to the “Non-GAAP Key Performance Indicators” section immediately below the table for more information, including the definitions of our non-GAAP measures.
For the twelve months ended December 31, 2021, 2020 and 2019, these key performance indicators were as follows:

				Change
	Twelve Months Ended December 31,			2021 vs. 2020		2020 vs. 2019
(dollars in millions)	2021	2020	2019	$	%	$	%
Revenue:
Consolidated revenue as reported	$2,960.2	$2,530.6	$2,463.2	$429.6	17.0%	$67.4	2.7%
Acquisition-related revenue adjustments(1)	—	—	5.6	—	nm	(5.6)	nm
Consolidated Adjusted Revenue	$2,960.2	$2,530.6	$2,468.8	$429.6	17.0%	$61.9	2.5%

U.S. Markets gross revenue	$1,791.0	$1,510.7	$1,416.7	$280.3	18.6%	$94.0	6.6%
Acquisition-related revenue adjustments(1)	—	—	—	—	nm	—	nm
U.S. Markets gross Adjusted Revenue	$1,791.0	$1,510.7	$1,416.7	$280.3	18.6%	$94.0	6.6%

International gross revenue	$701.9	$582.7	$623.5	$119.2	20.5%	$(40.8)	(6.5)%
Acquisition-related revenue adjustments(1)	—	—	5.6	—	nm	(5.6)	nm
International gross Adjusted Revenue	$701.9	$582.7	$629.1	$119.2	20.5%	$(46.4)	(7.4)%

Consumer Interactive gross revenue	$545.8	$513.1	$497.8	$32.7	6.4%	$15.3	3.1%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

				Change
	Twelve Months Ended December 31,			2021 vs. 2020		2020 vs. 2019
(dollars in millions)	2021	2020	2019	$	%	$	%
Reconciliation of net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$1,387.1	$343.2	$346.9	$1,043.9	nm	$(3.7)	(1.1)%
Discontinued operations	(1,031.7)	(49.8)	(48.0)	(981.8)	nm	(1.8)	nm
Net income from continuing operations attributable to TransUnion	$355.5	$293.4	$298.9	$62.1	21.2%	$(5.5)	(1.9)%
Net interest expense	109.2	120.6	166.2	(11.5)	(9.5)%	(45.6)	(27.4)%
Provision (benefit) for income taxes	130.9	83.7	70.5	47.1	56.3%	13.2	18.8%
Depreciation and amortization	377.0	346.8	338.6	30.3	8.7%	8.2	2.4%
EBITDA	$972.5	$844.5	$874.2	$128.0	15.2%	$(29.7)	(3.4)%
Adjustments to EBITDA:
Acquisition-related revenue adjustments(1)	—	—	5.6	—	nm	(5.6)	nm
Stock-based compensation(2)	70.1	45.9	55.3	24.3	52.8%	(9.4)	(17.1)%
Mergers and acquisitions, divestitures and business optimization(3)	52.6	8.5	1.1	44.1	nm	7.4	nm
Technology Transformation(4)	42.3	19.3	—	23.0	nm	19.3	nm
Net other(5)	19.4	35.5	29.7	(16.1)	(45.4)%	5.7	19.3%
Total adjustments to EBITDA	184.4	109.1	91.7	75.2	68.9%	17.4	19.0%
Consolidated Adjusted EBITDA	$1,156.9	$953.6	$965.9	$203.2	21.3%	$(12.3)	(1.3)%

Other Metrics:
Cash provided by continuing operations	$759.4	$716.3	$710.9	$43.2	6.0%	$5.4	0.8%
Capital expenditures	$(224.2)	$(205.6)	$(188.4)	$(18.6)	9.0%	$(17.2)	9.1%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.This adjustment represents certain non-cash adjustments related to acquired entities, predominantly adjustments to increase revenue resulting from purchase accounting reductions to deferred revenue we record on the opening balance sheet of acquired entities. Beginning in the third quarter of 2019, we no longer have these adjustments to revenue.
2.Consisted of stock-based compensation and cash-settled stock-based compensation.
3.For the twelve months ended December 31, 2021, consisted of the following adjustments: $48.1 million of acquisition expenses; $9.1 million of Neustar integration costs; $8.4 million of adjustments to contingent consideration expense from previous acquisitions; a $1.1 million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; a ($12.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a ($1.1) million reimbursement for transition services related to divested businesses, net of separation expenses; and a ($0.5) million gain on the sale of a Cost Method investment.
For the twelve months ended December 31, 2020, consisted of the following adjustments: $7.5 million of Callcredit integration costs; $7.0 million of acquisition expenses; a $4.8 million loss on the impairment of a Cost Method investment; $1.7 million of adjustments to contingent consideration expense from previous acquisitions; an ($8.1) million remeasurement gain on notes receivable that were converted into equity upon acquisition and consolidation of an entity; a ($2.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a ($1.8) million gain on the disposal of assets of a small business in our United Kingdom region; and a ($0.1) million reimbursement for transition services provided to the buyers of certain of our discontinued operations.
For the twelve months ended December 31, 2019, consisted of the following adjustments: a ($31.2) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a ($0.5) million reimbursement for transition services provided to the buyers of certain of our discontinued operations; $15.8 million of Callcredit integration costs; a $10.0 million loss on the impairment of certain Cost Method investments; a $3.7 million loss on assets of a small business in our United Kingdom region that are classified as held-for-sale; $2.4 million of acquisition expenses; and a $0.8 million adjustment to contingent consideration expense from previous acquisitions.
4.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
5.For the twelve months ended December 31, 2021, consisted of the following adjustments: $17.9 million of deferred loan fees written off as a result of the prepayments on our debt; $1.2 million for certain legal and regulatory expenses; a ($3.5) million recovery from the Fraud Incident, net of additional administrative expense; and a $3.7 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the twelve months ended December 31, 2020, consisted of the following adjustments: $34.7 million for certain legal expenses; $0.9 million of deferred loan fees written off as a result of the prepayments on our debt; a $(1.5) million recovery from the Fraud Incident, net of additional administrative expense; and $1.4 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the twelve months ended December 31, 2019, consisted of the following adjustments: $13.5 million of expenses associated with the Fraud Incident, net of the portion that is attributable to the non-controlling interest; $13.0 million of fees related to the refinancing of senior secured credit facility; $2.0 million of deferred loan fees written off as a result of the prepayments on our debt; and $1.3 million loss from currency remeasurement, loan fees, reduction to expenses for certain legal and regulatory matters and other.

Non-GAAP Key Performance Indicators
Adjusted Revenue
We define Adjusted Revenue as GAAP revenue adjusted for certain acquisition-related deferred revenue and non-core contract-related revenue. We present Adjusted Revenue as a supplemental measure of revenue because we believe it provides a basis to compare revenue between periods. Beginning in the third quarter of 2019, we no longer have these adjustments to revenue.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) attributable to TransUnion plus (less) loss (income) from discontinued operations, net of tax plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus (less) the revenue adjustments included in Adjusted Revenue, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses including Neustar and Callcredit integration-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income).
We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. Our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Under the credit agreement governing our Senior Secured Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income (loss) attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the twelve months ended December 31, 2021, 2020 and 2019.

Revenue
As mentioned above, the effects of COVID-19 impact the comparability of revenue between periods for all discussions below.
For 2021, revenue increased $429.6 million compared with 2020, due primarily to improving macroeconomic conditions in all of our markets, revenue from new product initiatives, revenue from our recent acquisitions in the U.S. Markets and Consumer Interactive segments, and an increase of 1.1% increase from the impact of strengthening foreign currencies.
For 2020, revenue increased $67.4 million compared with 2019, due primarily to organic growth in the Financial Services vertical in the U.S. Markets segment, the Consumer Interactive segment, and the Canada region in the International segment, revenue from recent acquisitions in U.S. Markets Emerging Verticals, and revenue from new product initiatives, partially offset by a decrease in organic revenue in U.S. Markets Emerging Verticals and the other regions of the International segment, and a 0.9% decrease from the impact of weakening foreign currencies.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

				Change
	Twelve months ended December 31,			2021 vs. 2020		2020 vs. 2019
(dollars in millions)	2021	2020	2019	$	%	$	%
U.S. Markets:
Financial Services	$1,078.9	$939.6	$849.0	$139.3	14.8%	$90.6	10.7%
Emerging Verticals	712.1	571.1	567.7	141.0	24.7%	3.3	0.6%
U.S. Markets gross revenue	$1,791.0	$1,510.7	$1,416.7	$280.3	18.6%	$94.0	6.6%

International:
Canada	$126.9	$108.0	$104.1	$19.0	17.6%	$3.9	3.7%
Latin America	103.2	86.5	104.2	16.7	19.3%	(17.7)	(17.0)%
UK	216.5	183.1	186.7	33.4	18.2%	(3.6)	(1.9)%
Africa	59.5	49.0	61.2	10.5	21.4%	(12.2)	(20.0)%
India	133.1	100.0	108.1	33.1	33.1%	(8.1)	(7.5)%
Asia Pacific	62.7	56.2	59.1	6.5	11.6%	(3.0)	(5.0)%
International gross revenue	$701.9	$582.7	$623.5	$119.2	20.5%	$(40.8)	(6.5)%

Consumer Interactive gross revenue	$545.8	$513.1	$497.8	$32.7	6.4%	$15.3	3.1%

Total gross revenue	$3,038.7	$2,606.5	$2,538.0	$432.2	16.6%	$68.5	2.7%

Intersegment revenue eliminations:
U.S. Markets	$(70.5)	$(68.9)	$(68.7)	$(1.6)	nm	$(0.2)	nm
International	(5.9)	(5.2)	(5.1)	(0.7)	nm	(0.1)	nm
Consumer Interactive	(2.0)	(1.7)	(1.0)	(0.3)	nm	(0.8)	nm
Total intersegment revenue eliminations	(78.4)	(75.9)	(74.8)	(2.5)	nm	(1.1)	nm
Total revenue as reported	$2,960.2	$2,530.6	$2,463.2	$429.6	17.0%	$67.4	2.7%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
U.S. Markets Segment
For 2021, U.S. Markets revenue increased $280.3 million compared with 2020, primarily due to increases in revenue in both verticals including revenue from our acquisition of Neustar.
For 2020, U.S. Markets revenue increased $94.0 million compared with 2019, due primarily to an increase in revenue in the Financial Services vertical.
Financial Services: For 2021, Financial Services revenue increased $139.3 million due primarily to improvements in macroeconomic conditions and new product initiatives in our consumer lending, card and banking, and auto lines of business, partially offset by a decrease in revenue in our mortgage line of business as volumes have declined due to rising interest rates.

We anticipate a decline in our mortgage line of business will continue for the foreseeable future as interest rates are expected to continue to rise.
For 2020, Financial Services revenue increased $90.6 million due primarily to improvements in market conditions in our mortgage line of business, as historically low interest rates drove refinance activity and the home purchase market experienced modest growth. The growth in the mortgage line of business was partially offset by decreases in our other lines of business, which have shown signs of improvement since the lows in April 2020.
Emerging Verticals: For 2021, Emerging Verticals revenue increased $141.0 million due primarily to improving macroeconomic conditions in most of our verticals, revenue from new product initiatives, and an increase from recent acquisitions. Every vertical had an increase in revenue during the year, except Services and Collections, which was down slightly. Our recent acquisitions accounted for an increase in revenue of 12.0%.
For 2020, Emerging Verticals revenue increased $3.3 million due primarily to an increase in the Media, Public Sector, Insurance and Tenant & Employment verticals, partially offset by a decrease in the Collections and Diversified Markets verticals. Recent acquisitions accounted for an increase in revenue of 1.8%.
International Segment
For 2021, International revenue increased $119.2 million, or 20.5%, compared with 2020, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and an increase of 4.5% from the impact of strengthening foreign currencies.
For 2020, International revenue decreased $40.8 million, or 6.5%, compared with 2019. The decrease was due primarily to the impact of COVID-19, and a decrease of 3.5% from the impact of weakening foreign currencies.
Canada: For 2021, Canada revenue increased $19.0 million, or 17.6%, compared with 2020. The increase was due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives and an increase of 7.7% from the impact of strengthening foreign currencies.
For 2020, Canada revenue increased $3.9 million, or 3.7% compared with 2019. The increase was due primarily to higher local currency revenue from increased volumes including new product initiatives, partially offset by a decrease from the impact of COVID-19 primarily in the second and third quarters, and a decrease of less than 1.0% from the impact of weakening foreign currencies.
Latin America: For 2021, Latin America revenue increased $16.7 million, or 19.3%, compared with 2020. The increase was due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, partially offset by a decrease of 1.4% from the impact of weakening foreign currencies.
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
United Kingdom: For 2021, United Kingdom revenue increased $33.4 million, or 18.2%, compared with 2020. The increase was due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives and an increase of 7.9% from the impact of strengthening foreign currencies.
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
Africa: For 2021, Africa revenue increased $10.5 million, or 21.4%. The increase was due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and an increase of 10.3% from the impact of strengthening foreign currencies.
For 2020, Africa revenue decreased $12.2 million, or 20.0%, due primarily to a decrease in local currency revenue as a result of COVID-19 primarily in the second, third and fourth quarters, and a decrease of 10.1% from the impact of weakening foreign currencies, partially offset by higher local currency revenue from increased volumes including new product initiatives in the first quarter.
India: For 2021, India revenue increased $33.1 million, or 33.1%, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and an increase of 0.1% from the impact of strengthening foreign currencies.

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
Asia Pacific: For 2021, Asia Pacific revenue increased $6.5 million, or 11.6%, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, partially offset by a decrease of 0.2% from the impact of weakening foreign currencies.
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
Consumer Interactive Segment
For 2021, Consumer Interactive revenue increased $32.7 million, or 6.4%, compared with 2020, due primarily to an increase in revenue from both our direct and indirect channels including revenue from our acquisition of Sontiq. In our indirect channel, revenue increased primarily due to a large breach services contract which was recognized in the second half of 2021.
For 2020, Consumer Interactive revenue increased $15.3 million compared with 2019, due primarily to an increase in revenue from our direct channel, partially offset by a decrease in our indirect channel as a result of COVID-19 primarily in the second, third and fourth quarters.
Operating Expenses
As mentioned above, the effects of COVID-19 impact the comparability of expenses between periods for all discussions below. Operating expenses for the periods reported were as follows:

				Change
	Twelve months ended December 31,			2021 vs. 2020		2020 vs. 2019
(dollars in millions)	2021	2020	2019	$	%	$	%
Cost of services	$991.6	$853.9	$805.5	$137.7	16.1%	$48.4	6.0%
Selling, general and administrative	943.9	829.7	777.4	114.2	13.8%	52.3	6.7%
Depreciation and amortization	377.0	346.8	338.6	30.3	8.7%	8.2	2.4%
Total operating expenses	$2,312.5	$2,030.4	$1,921.4	$282.2	13.9%	$108.9	5.7%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
For 2021, cost of services increased $137.7 million compared with 2020. The increase was due primarily to:
•an increase in product costs resulting from the increase in revenue, primarily in our U.S. Markets segment;
•operating and integration-related costs relating to the business acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase in labor costs, primarily in our International segment, as we continue to invest in key strategic growth initiatives;
•an increase in costs from our accelerated technology investment; and
•the impact of strengthening foreign currencies on the expenses of our International segment.
For 2020, cost of services increased $48.4 million compared with 2019. The increase was due primarily to:
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

Selling, General and Administrative
For 2021, selling, general and administrative expenses increased $114.2 million compared with 2020. The increase was due primarily to:
•an increase in labor costs across all segments and Corporate, including an increase in incentive and stock-based compensation due to improved performance, as we continue to invest in key strategic growth initiatives;
•operating and integration-related costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase in costs from our accelerated technology investment; and
•the impact of strengthening foreign currencies on the expenses of our International segment, partially offset by:
•a decrease in costs for certain legal and regulatory matters; and
•a decrease in bad debt expense, as we have reversed reserves that were recorded at the beginning of the COVID-19 pandemic;
For 2020, selling, general and administrative expenses increased $52.3 million compared with 2019. The increase was due primarily to:
•an increase of $58.1 million for legal and regulatory matters, primarily related to the Ramirez litigation;
•an increase in bad debt expense due to an increase in our estimated reserves including the expected impact of COVID-19 primarily in our U.S. Markets and International segments;
•an increase in advertising costs, primarily in our Consumer Interactive segment; and
•an increase in costs from our accelerated technology investment;
partially offset by:
•a decrease in travel and entertainment expenses due to travel restrictions and shelter in place orders related to COVID-19;
•a decrease in incentive and stock-based compensation from lower expected achievement on certain performance-based awards due to COVID-19; and
•the impact of overall weakening foreign currencies on the expenses of our International segment.
Depreciation and amortization
For 2021, depreciation and amortization increased $30.3 million compared with 2020, due primarily to recent acquisitions of tangible and intangible assets.
For 2020, depreciation and amortization increased $8.2 million compared with 2019, due primarily to recent acquisitions of tangible and intangible assets, partially offset by a decrease in amortization related to certain intangible assets from our 2012 change in control transaction that have become fully amortized. partially offset by a decrease in amortization related to certain intangible assets from our 2012 change in control transaction that have become fully amortized.

Adjusted EBITDA and Adjusted EBITDA margin
As mentioned above, the effects of COVID-19 impact the comparability of Adjusted EBITDA between periods for all discussions below.

	Twelve months ended December 31,			2021 vs. 2020		2020 vs. 2019
(dollars in millions)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Adjusted Revenue(1):
U.S. Markets gross Adjusted Revenue	$1,791.0	$1,510.7	$1,416.7	$280.3	18.6%	$94.0	6.6%
International gross Adjusted Revenue	701.9	582.7	629.1	119.2	20.5%	(46.4)	(7.4)%
Consumer Interactive gross Adjusted Revenue	545.8	513.1	497.8	32.7	6.4%	15.3	3.1%
Total gross Adjusted Revenue	3,038.7	2,606.5	2,543.6	432.2	16.6%	63.0	2.5%
Less: intersegment revenue eliminations	(78.4)	(75.9)	(74.8)	(2.5)	nm	(1.1)	nm
Consolidated Adjusted Revenue	$2,960.2	$2,530.6	$2,468.8	$429.6	17.0%	$61.9	2.5%

Adjusted EBITDA(1):
U.S. Markets	$715.6	$593.9	$573.7	$121.8	20.5%	$20.1	3.5%
International	300.1	219.8	258.1	80.3	36.5%	(38.3)	(14.8)%
Consumer Interactive	263.1	247.6	248.4	15.5	6.3%	(0.8)	(0.3)%
Corporate	(121.9)	(107.6)	(114.3)	(14.3)	(13.3)%	6.7	5.9%
Consolidated Adjusted EBITDA	$1,156.9	$953.6	$965.9	$203.2	21.3%	$(12.3)	(1.3)%

Adjusted EBITDA margin:
U.S. Markets	40.0%	39.3%	40.5%		0.6%		(1.2)%
International	42.8%	37.7%	41.0%		5.0%		(3.3)%
Consumer Interactive	48.2%	48.3%	49.9%		(0.1)%		(1.7)%
Consolidated Adjusted EBITDA margin	39.1%	37.7%	39.1%		1.4%		(1.4)%
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
For 2021, consolidated Adjusted EBITDA increased $203.2 million due primarily to:
•an increase in revenue from improving macroeconomic conditions in all of our markets;
•a decrease in costs for certain legal and regulatory matters; and
•a decrease in bad debt expense, as we have reversed reserves that were recorded at the beginning of the COVID-19 pandemic, partially offset by:
•an increase in labor costs across all segments and Corporate, including an increase in incentive compensation due to improved performance;
•operating and integration-related costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase in product costs resulting from the increase in revenue in all of our segments;
For 2021, Adjusted EBITDA margins for the U.S. Markets segment increased due primarily to an increase in revenue and improving market conditions in both of our verticals and a decrease in bad debt expense, partially offset by an increase in product costs resulting from the increase in revenue and an increase in incentive compensation due to improved performance.

Adjusted EBITDA margins for the International segment increased due primarily to an increase in revenue and improving market conditions in all of our regions and a decrease in bad debt expense, partially offset by an increase in product costs resulting from the increase in revenue and an increase in incentive compensation due to improved performance.
Adjusted EBITDA margins for the Consumer Interactive were relatively consistent compared to 2020.
For 2020, consolidated Adjusted EBITDA decreased $12.3 million due primarily to:
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
For 2020, Adjusted EBITDA margins for the U.S. Markets segment decreased due primarily to the impact of COVID-19 on revenue in Emerging Verticals, an increase in expense for certain legal and regulatory matters and an increase in labor costs primarily due to key strategic growth initiatives, partially offset by improving market conditions in the mortgage line of business in the Financial Services Vertical and a decrease in travel and entertainment expenses.
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
Non-Operating Income and (Expense)

				Change
	Twelve months ended December 31,			2021 vs. 2020		2020 vs. 2019
(dollars in millions)	2021	2020	2019	$	%	$	%
Interest expense	$(112.6)	$(126.2)	$(173.7)	$13.7	10.8%	$47.5	27.4%
Interest income	3.4	5.6	7.5	(2.2)	(38.9)%	(2.0)	(26.0)%
Earnings from equity method investments	12.0	8.9	13.2	3.1	34.6%	(4.3)	(32.4)%
Other income and (expense), net:
Acquisition fees	(48.1)	(7.0)	(2.4)	(41.1)	nm	(4.6)	nm
Loan fees	(19.6)	(2.0)	(17.0)	(17.6)	nm	15.0	88.3%
Other income (expense), net	18.5	9.9	5.2	8.7	(87.5)%	4.7	(90.9)%
Total other income and expense, net	(49.2)	0.9	(14.2)	(50.1)	nm	15.1	nm
Non-operating income and expense	$(146.3)	$(110.8)	$(167.2)	$(35.5)	32.0%	$56.4	33.7%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

Interest expense
For the twelve months ended December 31, 2021, interest expense decreased $13.7 million compared with 2020. For the twelve months ended December 31, 2020, interest expense decreased $47.5 million compared with 2019. The decrease in interest expense for both periods is due primarily to the impact of a decrease in our average interest rate and a decrease in our average outstanding principal balance, and in 2021, partially offset by expenses attributable new borrowings and early prepayments late in the year as described in further detail below.
In December 2019, we refinanced our Senior Secured Credit Facility which decreased our average interest rate in 2020 and 2021. Further, we prepaid $340.0 million, $150.0 million and $85.0 million of our Senior Secured Term Loans in the second half of 2019, in 2020, and in 2021, respectively. These prepayments decreased our average outstanding principal balance in each subsequent period.
On December 1, 2021, we borrowed $3,100.0 of additional debt under our Senior Secured Credit Facility to fund the acquisition of Neustar. In addition, on December 1, 2021, we entered into a Second Lien Credit Agreement to obtain term loans in an aggregate amount of $640.0 million (the “Second Lien Term Loan”) which was used to fund the acquisition of Sontiq. On December 23, 2021, we fully repaid the Second Lien Term Loan using a portion of the proceeds from our sale of the Healthcare business.
These factors impact the comparability of interest expense between periods. Our future interest expense could be materially impacted by changes in our variable interest rates to the extent our variable rate debt is not hedged with fixed rate debt, additional borrowings, or additional prepayments. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about our debt.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, and include costs related to our acquisitions of Neustar and Sontiq in 2021, Tru Optik and Signal Digital in 2020, and TruSignal in 2019, as well as costs of our other acquisition efforts. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions,” for additional information about our acquisition-related efforts.
Loan fees
For 2021, loan fees included $17.9 million of financing fees and other net costs expensed as a result of our repayment of our Second Lien Term Loan and the partial repayment of our other Term Loans. For 2020, loan fees were not significant. For 2019, loan fees included, among other things, $13.0 million of refinancing fees and other net costs expensed as a result of refinancing our Senior Secured Term Loan late in 2019. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about our debt.
Other income (expense), net includes currency remeasurement gains and losses, dividends received from cost method investments, gains and losses on Cost Method investments, if any, and other miscellaneous non-operating income and expense items, including recoveries from the Fraud Incident.
Provision for Income Taxes
For 2021, we reported a 26.1% effective tax rate, which is higher than the 21.0% U.S. federal corporate statutory rate due primarily to recording tax expense related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate tax rate enacted in the second quarter 2021 and nondeductible transaction costs and penalties, partially offset by excess tax benefits on stock based compensation and a tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2018 and 2019 tax years. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available.
For 2020, we reported a 21.5% effective tax rate, which is higher than the 21.0% U.S. federal corporate statutory rate due primarily to an increase in state taxes, valuation allowances on foreign tax credit carryforwards, and uncertain tax positions including related interest and penalties, partially offset by excess tax benefits on stock based compensation and foreign taxes in jurisdictions which have tax rates lower than the U.S. federal corporate statutory rate.
For 2019, we reported a 18.8% effective tax rate, which is lower than the 21.0% U.S. federal corporate statutory rate due primarily to excess tax benefits on stock based compensation, partially offset by U.S. federal tax on foreign earnings and foreign taxes in jurisdictions which have tax rates that are higher than the U.S. federal corporate statutory rate. We also changed our indefinite reinvestment assertion on our unremitted foreign earnings during the fourth quarter 2019, such that management intends to repatriate current year foreign earnings, net of working capital requirements, and indefinitely reinvest prior years’ foreign earnings. The change in assertion had an immaterial impact on the current year effective tax rate.

Significant Changes in Assets and Liabilities
Total goodwill and intangibles at December 31, 2021 increased compared with December 31, 2020, due primarily to the acquisitions of Sontiq and Neustar. See “Recent Transactions” above and Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions” for additional information.
Total cash and cash equivalents increased due primarily to proceeds received from the disposal of our Healthcare business in December, 2021. See Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 3, “Discontinued Operations,” for additional information. A portion of the proceeds from the disposal of our Healthcare business were used to fully repay the Second Lien Term Loan obtained to finance the acquisition of Sontiq. See Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information.
Total debt at December 31, 2021 increased due to additional financings in connection with these acquisitions. See Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure obligations, business acquisitions, and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving line of credit will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions and operating needs for the foreseeable future. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our growth strategy
Cash and cash equivalents totaled $1,842.4 million and $492.7 million at December 31, 2021 and 2020, respectively, of which $205.0 million and $232.0 million were held outside the United States. As of December 31, 2021, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
On January 31, 2022, we prepaid $400 million of our Senior Secured Term Loans, funded from our cash on hand. The remaining balance retained in cash and cash equivalents is consistent with our short-term cash needs and investment objectives.
In April 2022, we are expected to pay approximately $352 million of income taxes related to the gain on the sale of our Healthcare business.
In the second quarter of 2022, we expect to close on the announced agreement to acquire Verisk Financial Services, including Argus Information and Advisory Services, and pay the approximate $515 million purchase price. We intend to fund the acquisition through cash on hand. For additional information on this transaction, see Part II, Item 8, “Notes to Consolidated Financial Statements,” Note 25, “Subsequent Events.”
The Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2021 and therefore no additional payment will be required in 2022. Additional payments based on excess cash flows could be due in future years. See Part II,

Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about our debt.
During 2021 and 2020, we prepaid $85.0 million and $150.0 million, respectively, towards our Senior Secured Term Loans, funded from our cash on hand.
During 2021, the board of directors declared one quarterly dividend of $0.075 per share and three quarterly dividends of $0.095 per share, of which we paid $69.8 million. During 2020, the board of directors declared four quarterly dividends of $0.075 per share, of which we paid $57.6 million.
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
During the first quarter of 2021, 1.2 million, outstanding employee restricted stock units vested and became taxable to the employees. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement. We remitted cash to the respective governmental agencies equivalent to the value of the shares employees used to satisfy their withholding obligations of $36.8 million. There will be a similar cash remittance in February 2022.
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
Sources and Uses of Cash

	Twelve months ended December 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Cash provided by operating activities	$808.3	$787.6	$776.9	$20.8	$10.7
Cash used in investing activities	(2,212.9)	(267.2)	(203.9)	(1,945.7)	(63.3)
Cash provided by (used in) financing activities	2,762.3	(296.9)	(484.8)	3,059.2	187.9
Effect of exchange rate changes on cash and cash equivalents	(8.0)	(4.4)	0.6	(3.6)	(5.0)
Net change in cash and cash equivalents	$1,349.7	$219.1	$88.8	$1,130.7	$130.3
Operating Activities
For 2021, the increase in cash provided by continuing operations was due primarily to an increase in operating performance and a decrease in interest expense, partially offset by an increase in working capital. For 2020, the increase in cash provided by operating activities was due primarily to a decrease in interest expense and a decrease in working capital, partially offset by a decrease in operating performance as a result of COVID-19.
Investing Activities
For 2021, the increase in cash used in investing activities was due primarily to the acquisitions of Neustar and Sontiq, various investments in nonconsolidated affiliates, and an increase in capital expenditures, partially offset by the proceeds from the sale of our Healthcare business. For 2020, the increase in cash used in investing activities was due primarily to proceeds from the disposal of discontinued operations in 2019 that did not recur in 2020, an increase in cash used for acquisitions and an increase in capital expenditures, partially offset by an increase in proceeds from the sale of investments in 2020.
Financing Activities
For 2021, The increase in cash provided by financing activities was due primarily to debt proceeds used to fund the Neustar and Sontiq acquisitions, partially offset by the repayment of the debt from a portion of the proceeds received from the sale of our Healthcare business and increased debt financing fees. For 2020, the decrease in cash used in financing activities was due primarily to a decrease in debt prepayments, $150 million in 2020 compared with $340 million in 2019.

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
For 2021, cash paid for capital expenditures increased $18.6 million to $224.2 million. For 2020, cash paid for capital expenditures increased $17.2 million to $205.6 million.
Debt
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-6, Senior Secured Term Loan B-5, Senior Secured Term Loan A-3 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
On December 1, 2021, we entered into an agreement to amend certain provisions of the Senior Secured Credit Facility and exercise our right to draw additional debt in an amount of $3,100.0 million, less original issue discount and deferred financing fees of $7.8 million and $43.6 million, respectively. Proceeds from the incremental loan on the Senior Secured Credit Facility were used to fund the acquisition of Neustar.
In addition, on December 1, 2021, we entered into a Second Lien Credit Agreement to obtain term loans in an aggregate amount of $640.0 million, less original issue discount and deferred financing fees of $3.2 million and $14.3 million, respectively, used for the acquisition of Sontiq. On December 23, 2021, we fully repaid the Second Lien Term Loan using a portion of the proceeds from our sale of the Healthcare business.
Hedges
On December 23, 2021, we entered into new interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expires on December 31, 2026, with a current aggregate notional amount of $1,600.0 million that amortizes each quarter. The new swaps require TransUnion to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,120.0 million that amortizes each quarter. The first swap requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second swap commences on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second swap requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,390.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of December 31, 2021, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt.”
Contractual Obligations
Refer to Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” Note 13, “Leases” and Note 21, “Commitments,” for information about our long-term debt obligations, noncancelable lease obligations, and noncancelable purchase obligations as of December 31, 2021.
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
Goodwill
As of December 31, 2021, our consolidated balance sheet included goodwill of $5,525.7 million. As of December 31, 2021, we did not have any other indefinite-lived intangible assets. We conduct an impairment test in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired.
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
We believe the assumptions we use in our qualitative and quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. In order to ensure the assumptions used in the analysis are reasonable, we compare the sum of the fair value of the reporting units to our market capitalization, to ensure it is within a reasonable range. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair values of our reporting units and, therefore, future impairment charges could be required, which could be material to the consolidated financial statements.
In 2021, we elected to bypass the qualitative goodwill impairment analysis, and instead performed a quantitative goodwill impairment analysis for all reporting units. For each of our reporting units, the fair value exceeded the carrying value and no impairment was recorded. Further, a 10% decrease in the estimated cash flows or a 10% increase in the discount rate, combined with a 10% decrease in the market multiple would not result in an impairment for any of our reporting units. Our reporting units that have longer operating histories have greater headroom compared with reporting units that include significant recent acquisitions.
Business Acquisitions
During the fourth quarter of 2021, we completed the acquisitions of Neustar for $3,106.6 million in cash, subject to certain customary purchase price adjustments, and Sontiq for $642.8 million in cash, subject to certain customary purchase price adjustments. These transactions were accounted for as business combinations under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination generally be recognized at their fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill.
The valuations of the assets acquired and liabilities assumed have not yet been finalized as of December 31, 2021. The purchase price allocations are preliminary and subject to change, including the valuation of intangible assets, income taxes and goodwill, among other items. The fair values assigned to assets acquired and liabilities assumed as of December 31, 2021 are based on management’s best estimates and assumptions as of the reporting date.
In determining the fair value of the identifiable intangible assets, we utilized various forms of the income approach, depending on the asset being valued. The estimation of fair value requires significant judgment related to cash flow forecasts, discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Other inputs included historical data, current and anticipated market conditions, and growth rates.
The intangible assets were valued using the following valuation approaches:
Customer Relationships
We valued customer relationships using the multi-period excess-earnings method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions include customer attrition rates, EBITDA margins, and discount rates.
Technology and software
We valued the developed technology using the relief-from-royalty method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions include the royalty rate, economic depreciation factors, and discount rates.
Other identifiable intangible assets
Other identifiable intangible assets include trade names and trademarks and non-compete agreements for key employees, which are not material. Trade names and trademarks were valued using the relief from royalty method and non-compete agreements were valued using the lost income method.
We engaged a third-party valuation specialist to assist in our analysis of the fair value of the acquired intangibles. All judgements, significant assumptions and estimates, and forecasts were either provided by or reviewed by us. While we chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party. We believe the judgements and assumptions we have used are reasonable and consistent with assumptions that would be used by other marketplace participants. However such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair values of the intangible assets which could have a material impact on our consolidated financial statements.
Legal Contingencies
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
In view of the inherent unpredictability of legal and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of legal and regulatory matters or the eventual loss, fines or penalties, if any, that may result. We establish reserves for legal and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. However, for certain of the matters, we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. The actual costs of resolving legal and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. We accrue amounts for certain legal and regulatory matters for which losses were considered to be probable of occurring based on our best estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from our current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however we cannot estimate a range of the potential losses for these matters. Legal fees incurred in connection with ongoing litigation are considered a period cost and are expensed as incurred.
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
As of December 31, 2021 and 2020, we accrued $85.6 million and $76.0 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
See Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 22, “Contingencies,” for further information.
Income Taxes
As of December 31, 2021, our consolidated balance sheet included non-current deferred tax liabilities of $787.6 million. Certain deferred tax assets, including net operating loss and foreign tax credit carryforwards, may be deducted from future taxable income in computing our federal income tax liability. Our deferred tax liability includes deferred tax assets and liabilities resulting from net operating loss and tax credit carryforwards, temporary differences, and unrecognized tax benefits for uncertain tax positions.
We have made certain judgments and estimates to determine various tax amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record. We have deferred tax assets related to loss and credit carryforwards of $169.0 million, net of valuation allowances of $70.8 million. Our estimate of the amount of the deferred tax asset we can realize requires significant assumptions about projected revenues and income that are impacted by future market and economic conditions. We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of senior secured term loans and a $300.0 million Senior Secured Revolving Line of Credit. Interest rates on these borrowings are based, at our election, on LIBOR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2021, essentially all of our outstanding debt was variable-rate debt. As of December 31, 2021, our variable-rate debt had a weighted-average interest rate of 2.20% and a weighted-average life of 5.54 years. During 2021, a 10% change in the average LIBOR rates utilized in the calculation of our actual interest expense would have increased our interest expense by $0.4 million for the year.
On December 23, 2021, we entered into a tranche of interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The tranche commenced on December 31, 2021, and expires on December 31, 2026, with a current aggregate notional amount of $1,600.0 million that amortizes each quarter. The tranche requires TransUnion to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,120.0 million that amortizes each quarter. The first tranche requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second tranche commences on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second tranche requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,390.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
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
In 2021, revenue attributable to our foreign operations was $701.9 million, and Adjusted EBITDA attributable to our foreign operations was $300.1 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2021 would have changed our revenue by $70.2 million and our Adjusted EBITDA by $30.0 million.
A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2021 realized foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements
TransUnion:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TransUnion

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TransUnion and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Neustar, Inc. and Sontiq, Inc. from its assessment of internal control over financial reporting as of December 31, 2021, because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Neustar, Inc. and Sontiq, Inc. from our audit of internal control over financial reporting. Neustar, Inc. and Sontiq, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and less than 1% of total assets, respectively, and approximately 2% and less than 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Certain Reporting Units Within the International Segment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5,525.7 million as of December 31, 2021, of which $1,384.1 million was allocated to the International reportable segment. Management conducts an impairment test in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Management performed a quantitative impairment test for all reporting units. To determine the fair value of each reporting unit, management uses a combination of an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. For each reporting unit, management compares the fair value to its carrying value including goodwill. If the fair value of the reporting unit is less than its carrying value, management records an impairment charge based on that difference, up to the amount of goodwill recorded in that reporting unit. The quantitative impairment analysis requires the application of a number of significant assumptions by management, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of certain reporting units within the International segment is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimates of future revenue growth rates, EBITDA margins, the discount rate, and market multiple, as applicable to the reporting units; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of certain reporting units within the International segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow method and guideline public company method; (iii) testing the completeness and accuracy of underlying data used in the valuation methods; and (iv) evaluating the significant assumptions used by management related to the estimates of future revenue growth rates, EBITDA margins, the discount rate, and market multiple, as applicable to the reporting units. Evaluating management’s assumptions related to the estimates of future revenue growth rates and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow method and guideline public company method, and the discount rate and market multiple assumptions, as applicable to the reporting units.

Acquisition of Neustar, Inc. - Valuation of customer relationship intangible assets

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Neustar, Inc. during the fourth quarter of 2021. Identifiable intangible assets acquired and recorded by management included customer relationship intangible assets with a preliminary value of $1,183 million. Management valued the customer relationships using the multi-period excess-earnings method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions include customer attrition rates, EBITDA margin, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationship intangible assets from the acquisition of Neustar, Inc. Inc is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the customer relationship intangible assets acquired due to the significant judgment by management when developing the estimate; (ii) the significant audit effort in evaluating the significant assumptions related to customer attrition rates, EBITDA margin, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationship intangible assets. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the customer relationship intangible assets. Testing management’s process included evaluating the appropriateness of the multi-period excess-earnings method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to customer attrition rates, EBITDA margin, and discount rate for the customer relationship intangible assets. Evaluating the reasonableness of the EBITDA margin involved considering the (i) past performance of the acquired business; (ii) historical EBITDA margins of the Company and the acquired business; and (iii) guideline public company information. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method, and the customer attrition rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 22, 2022

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TransUnion and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of TransUnion and subsidiaries (the Company) for the year ended December 31, 2019, and the related notes and financial statement schedules for the year ended December 31, 2019 listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
We served as the Company’s auditor from 2005 to 2020.

/s/Ernst & Young, LLP
Chicago, Illinois
February 18, 2020,
Except for Note 3, as to which the date is
February 22, 2022

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,842.4	$492.7
Trade accounts receivable, net of allowance of $10.7 and $17.1	558.0	392.8
Other current assets	231.6	156.1
Current assets of discontinued operations	—	428.1
Total current assets	2,632.0	1,469.7
Property, plant and equipment, net of accumulated depreciation and amortization of $625.4 and $532.3	247.7	219.7
Goodwill	5,525.7	3,226.6
Other intangibles, net of accumulated amortization of $1,908.9 and $1,659.1	3,770.6	2,173.1
Other assets	459.0	222.5
Total assets	$12,635.0	$7,311.6
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$270.2	$188.4
Short-term debt and current portion of long-term debt	114.6	55.5
Other current liabilities	972.2	405.2
Current liabilities of discontinued operations	—	20.7
Total current liabilities	1,357.0	669.8
Long-term debt	6,251.3	3,398.7
Deferred taxes	787.6	396.8
Other liabilities	232.9	210.2
Total liabilities	8,628.8	4,675.5
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2021 and December 31, 2020; 197.4 million and 195.7 million shares issued as of December 31, 2021 and December 31, 2020, respectively; and 191.8 million and 190.5 million shares outstanding as of December 31, 2021 and December 31, 2020, respectively	2.0	2.0
Additional paid-in capital	2,188.9	2,088.1
Treasury stock at cost; 5.6 million and 5.2 million shares at December 31, 2021 and December 31, 2020, respectively	(252.0)	(215.2)
Retained earnings	2,254.6	937.4
Accumulated other comprehensive loss	(285.4)	(272.1)
Total TransUnion stockholders’ equity	3,908.1	2,540.2
Noncontrolling interests	98.1	95.9
Total stockholders’ equity	4,006.2	2,636.1
Total liabilities and stockholders’ equity	$12,635.0	$7,311.6
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income
(in millions, except per share data)

	Twelve Months Ended December 31,
	2021	2020	2019
Revenue	$2,960.2	$2,530.6	$2,463.2
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	991.6	853.9	805.5
Selling, general and administrative	943.9	829.7	777.4
Depreciation and amortization	377.0	346.8	338.6
Total operating expenses	2,312.5	2,030.4	1,921.5
Operating income	647.7	500.3	541.7
Non-operating income and (expense)
Interest expense	(112.6)	(126.2)	(173.7)
Interest income	3.4	5.6	7.5
Earnings from equity method investments	12.0	8.9	13.2
Other income and (expense), net	(49.2)	0.9	(14.2)
Total non-operating income and (expense)	(146.3)	(110.8)	(167.2)
Income from continuing operations before income taxes	501.4	389.5	374.5
Provision for income taxes	(130.9)	(83.7)	(70.5)
Income from continuing operations	370.5	305.7	304.0
Discontinued operations, net of tax	1,031.7	49.8	48.0
Net income	1,402.2	355.6	352.0
Less: net income attributable to noncontrolling interests	(15.0)	(12.4)	(5.1)
Net income attributable to TransUnion	$1,387.1	$343.2	$346.9

Income from continuing operations	$370.5	$305.7	$304.0
Less: income from continuing operations attributable to noncontrolling interests	(15.0)	(12.4)	(5.1)
Income from continuing operations attributable to TransUnion	355.5	293.4	298.9
Discontinued operations, net of tax	1,031.7	49.8	48.0
Net income attributable to TransUnion	$1,387.1	$343.2	$346.9

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.86	$1.54	$1.59
Discontinued operations, net of tax	5.39	0.26	0.26
Net Income attributable to TransUnion	$7.25	$1.81	$1.85
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.84	$1.53	$1.56
Discontinued operations, net of tax	5.35	0.26	0.25
Net Income attributable to TransUnion	$7.19	$1.79	$1.81
Weighted-average shares outstanding:
Basic	191.4	189.9	187.8
Diluted	193.0	192.2	191.8
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31,
	2021	2020	2019
Net income	$1,402.2	$355.6	$352.0
Other comprehensive income:
Foreign currency translation:
Foreign currency translation adjustment	(66.4)	8.9	66.1
Benefit (expense) for income taxes	0.3	0.8	(0.5)
Foreign currency translation, net	(66.1)	9.7	65.6
Hedge instruments:
Net change on interest rate cap	—	4.1	(11.0)
Net change on interest rate swap	67.3	(43.5)	(35.4)
Cumulative effect of adopting ASU 2017-12	—	—	1.0
Benefit (expense) for income taxes	(16.8)	9.5	11.5
Hedge instruments, net	50.5	(29.9)	(33.9)
Available-for-sale securities:
Net unrealized gain	—	0.3	—
Expense for income taxes	—	(0.1)	—
Available-for-sale securities, net	—	0.2	—
Total other comprehensive (loss) income, net of tax	(15.6)	(20.0)	31.7
Comprehensive income	1,386.6	335.6	383.7
Less: comprehensive income attributable to noncontrolling interests	(12.7)	(12.9)	(5.7)
Comprehensive income attributable to TransUnion	$1,373.9	$322.7	$378.0
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,402.2	$355.6	$352.0
Less: Discontinued operations, net of tax	1,031.7	49.8	48.0
Income from continuing operations	370.5	305.7	304.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377.0	346.8	338.6
Loss on repayment of loans	17.9	0.4	15.0
Net gain on investments in affiliated companies and other investments	(11.9)	(7.5)	(17.5)
Deferred taxes	(17.2)	(36.1)	(23.0)
Stock-based compensation	69.2	44.3	48.3
Provision for losses on trade accounts receivable	(2.6)	9.8	8.3
Other	1.4	5.8	6.9
Changes in assets and liabilities:
Trade accounts receivable	(36.2)	(15.6)	16.3
Other current and long-term assets	(20.9)	(3.5)	(16.6)
Trade accounts payable	45.7	18.1	5.6
Other current and long-term liabilities	(33.5)	48.1	25.0
Cash provided by operating activities of continuing operations	759.4	716.3	710.9
Cash provided by operating activities of discontinued operations	48.9	71.3	66.0
Cash provided by operating activities	808.3	787.6	776.9
Cash flows from investing activities:
Capital expenditures	(224.2)	(205.6)	(188.4)
Proceeds from sale/maturity of other investments	36.3	90.6	35.9
Purchases of other investments	(66.9)	(73.5)	(31.4)
Investments in consolidated affiliates, net of cash acquired	(3,596.1)	(57.9)	(22.3)
Investments in nonconsolidated affiliates and purchase of convertible notes	(75.4)	(8.6)	(24.0)
Proceeds from disposal of discontinued operations	1,706.8	1.6	40.3
Other	(1.1)	2.4	(3.9)
Cash used in investing activities of continuing operations	(2,220.6)	(251.0)	(193.8)
Cash provided by (used in) investing activities of discontinued operations	7.7	(16.2)	(10.1)
Cash used in investing activities	(2,212.9)	(267.2)	(203.9)
Cash flows from financing activities:
Proceeds from Term Loans	3,740.0	—	3,750.0
Repayments of Term Loans	(640.0)	—	(3,759.1)
Repayments of debt	(140.8)	(208.8)	(389.0)
Debt financing fees	(68.8)	—	(11.2)
Proceeds from issuance of common stock and exercise of stock options	21.9	22.9	24.4
Dividends to shareholders	(69.8)	(57.6)	(56.8)
Distributions to noncontrolling interests	(11.0)	(10.9)	(3.9)
Employee taxes paid on restricted stock units recorded as treasury stock	(36.8)	(36.1)	(39.2)
Payment of contingent consideration	(32.4)	(6.4)	—
Cash provided by (used in) financing activities of continuing operations	2,762.3	(296.9)	(484.8)
Cash used in financing activities of discontinued operations	—	—	(1.9)
Cash provided by (used in) financing activities	2,762.3	(296.9)	(486.7)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	(4.4)	0.6
Net change in cash and cash equivalents	1,349.7	219.1	86.9
Cash and cash equivalents, beginning of period	492.7	273.6	186.7
Cash and cash equivalents, end of period	$1,842.4	$492.7	$273.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$109.1	$120.0	$163.5
Income taxes, net of refunds	$181.2	$131.9	$110.6
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2018	185.7	$1.9	$1,947.3	$(139.9)	$363.1	$(282.7)	$92.5	$1,982.2
Net income	—	—	—	—	346.9	—	5.1	352.0
Other comprehensive income (loss)	—	—	—	—	—	31.1	0.6	31.7
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Noncontrolling interests of acquired businesses	—	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	48.4	—	—	—	—	48.4
Employee share purchase plan	0.3	—	15.2	—	—	—	—	15.2
Exercise of stock options	1.6	—	11.4	—	—	—	—	11.4
Vesting of restricted stock units and performance stock units	1.7	—	—	—	—	—	—	—
Treasury stock purchased	(0.6)	—	—	(39.2)	—	—	—	(39.2)
Dividends to shareholders	—	—	—	—	(57.1)	—	—	(57.1)
Cumulative effect of adopting ASC 2017-12	—	—	—	—	(1.0)	—	—	(1.0)
Other	—	—	—	(0.1)	0.1	—	—	—
Balance, December 31, 2019	188.7	$1.9	$2,022.3	$(179.2)	$652.0	$(251.6)	$94.0	$2,339.4

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Net income	—	$—	$—	$—	$343.2	$—	$12.4	$355.6
Other comprehensive income	—	—	—	—	—	(20.5)	0.5	(20.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.9)	(10.9)
Noncontrolling interests of acquired businesses	—	—	(3.7)	—	—	—	0.3	(3.4)
Stock-based compensation	—	—	43.7	—	—	—	—	43.7
Employee share purchase plan	0.2	—	19.1	—	—	—	—	19.1
Exercise of stock options	0.9	0.1	6.7	—	—	—	—	6.8
Vesting of restricted stock units and performance stock units	1.1	—	—	—	—	—	—	—
Treasury stock purchased	(0.4)	—	—	(36.1)	—	—	—	(36.1)
Dividends to shareholders	—	—	—	—	(57.7)	—	—	(57.7)
Other	—	—	—	—	—	—	(0.4)	(0.4)
Balance, December 31, 2020	190.5	$2.0	$2,088.1	$(215.2)	$937.4	$(272.1)	$95.9	$2,636.1

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Net income	—	$—	$—	$—	$1,387.1	$—	$15.0	$1,402.2
Other comprehensive income (loss)	—	—	—	—	—	(13.3)	(2.3)	(15.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11.0)	(11.0)
Stock-based compensation	—	—	75.7	—	—	—	—	75.7
Employee share purchase plan	0.2	—	22.2	—	—	—	—	22.2
Exercise of stock options	0.3	—	2.9	—	—	—	—	2.9
Vesting of restricted stock units and performance stock units	1.2	—	—	—	—	—	—	—
Treasury stock purchased	(0.4)	—	—	(36.8)	—	—	—	(36.8)
Dividends to shareholders	—	—	—	—	(69.9)	—	—	(69.9)
Other	—	—	—	—	—	—	0.5	0.5
Balance, December 31, 2021	191.8	$2.0	$2,188.9	$(252.0)	$2,254.6	$(285.4)	$98.1	$4,006.2
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2021, 2020 and 2019
1. Significant Accounting and Reporting Policies
Description of Business
TransUnion is a leading global information and insights company that makes trust possible between businesses and consumers, working to help people around the world access opportunities that lead to a higher quality of life. That trust is built on TransUnion’s ability to deliver safe, innovative solutions with credibility and consistency. We call this Information for Good.
Grounded in our heritage as a credit reporting agency, we have built robust and accurate databases of information for a large portion of the adult population in the markets we serve. We use our data fusion methodology to link and match an increasing set of disparate data to further enrich our database. We use this enriched data, combined with our expertise, to continuously develop more insightful solutions for our customers, all in accordance with global laws and regulations. Because of our work, organizations can better understand consumers in order to make more informed decisions, and earn consumer trust through great, personalized experiences, and the proactive extension of the right opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in better offers and opportunities.
We provide solutions that enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, mitigate fraud, and effectively manage call center operations. Businesses embed our solutions into their process workflows to deliver critical insights and enable effective actions. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services and Emerging Verticals, which consists of Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as our Neustar business. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India, and Asia Pacific.
Our solutions are based on a foundation of data assets across financial, credit, alternative credit, identity, phone activity, digital device information, marketing, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our technology infrastructure allows us to efficiently integrate our data with our analytics and technology capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics resources, including our people and tools driving predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable us to provide businesses and consumers with better insights.
We leverage our differentiated capabilities in order to serve a global customer base across multiple geographies and industry verticals. We offer our solutions to business customers in Financial Services, Insurance and other industries, and our customer base includes many of the largest companies in the industries we serve. We sell our solutions to leading consumer lending banks, credit card issuers, alternative lenders, online-only lenders (“FinTechs”), Point of Sale (“POS”)/Buy Now Pay Later (“BNPL”) lenders, auto lenders, auto insurance carriers, cable and telecom operators, retailers, and federal, state and local government agencies. Millions of consumers across the globe also use our data to help manage their personal finances and take precautions against identity theft.
Basis of Presentation
The accompanying consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods presented. All significant intercompany transactions and balances have been eliminated. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables. Certain prior period presentations, including our discontinued Healthcare operations as further discussed in Note 3, “Discontinued Operations,” have been recast to conform to current year presentations.
Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “our,” “us,” and “its” refers to TransUnion and its consolidated subsidiaries, collectively.
For the periods presented, TransUnion does not have any material assets, liabilities, revenues, expenses or operations of any kind other than its ownership investment in TransUnion Intermediate Holdings. Inc.

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
Impact of COVID-19 on Our Financial Statements
During 2020, the economic effect of the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. During 2021, we saw ongoing improvements in our results of operations in all the markets where we operate. However, given ongoing uncertainty and the unpredictable nature of the pandemic, including the rise of variants of the virus and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact on various aspects of our business in the future, including our consolidated financial statements.
Segments
Operating segments are businesses for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) deciding how to allocate resources and assess performance. We have three operating and reportable segments; U.S. Markets, International and Consumer Interactive. We also report expenses for Corporate, which provides support services to each segment. Details of our segment results are discussed in Note 20, “Reportable Segments.”
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
See Note 15, “Revenue,” for a further discussion about our revenue recognition policies.
Costs of Services
Costs of services include data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and occupancy costs associated with the facilities where these functions are performed.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions. Advertising costs, are expensed as incurred. Advertising costs, which include commissions we pay to our partners to promote our products online, for the years ended December 31, 2021, 2020 and 2019 were $92.9 million, $89.8 million and $83.3 million, respectively.

Stock-Based Compensation
Compensation expense for all stock-based compensation awards is determined using the grant date fair value. For all equity-based plan, we record the impact of forfeitures when they happen. Expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period. The details of our stock-based compensation program are discussed in Note 18, “Stock-Based Compensation.”
Income Taxes
Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the change. We periodically assess the recoverability of our deferred tax assets, and a valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 17, “Income Taxes,” for additional information.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of an entity are included in the results of operations as incurred. The exchange rate losses for the years ended December 31, 2021, 2020 and 2019 were not material.
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
The following is a rollforward of the allowance for doubtful accounts for the periods presented:

	Twelve months ended December 31,
	2021	2020	2019
Beginning Balance	$17.1	$13.4	$10.5
Provision for losses on trade accounts receivable	(2.6)	9.8	8.3
Write-offs, net of recovered accounts	(3.8)	(6.1)	(5.4)
Ending balance	$10.7	$17.1	$13.4
Long-Lived Assets
Property, Plant, Equipment and Intangibles
Property, plant and equipment is depreciated primarily using the straight-line method, over the estimated useful lives of the assets. Buildings and building improvements are generally depreciated over 20 years. Computer equipment and purchased software are depreciated over 3 to 7 years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Other assets are depreciated over 5 to 7 years. Intangibles, other than indefinite-lived intangibles, are amortized using the straight-line method, which approximates the pattern of usage, over their economic life, generally 3 to 40 years. Assets to be disposed of, if any, are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. See Note 5, “Property, Plant and Equipment,” and Note 7, “Intangible Assets,” for additional information about these assets.

Internal Use Software
We monitor the activities of each of our internal use software and system development projects and analyze the associated costs, making an appropriate distinction between costs to be expensed and costs to be capitalized. Costs incurred during the preliminary project stage are expensed as incurred. Many of the costs incurred during the application development stage are capitalized, including costs of software design and configuration, development of interfaces, coding, testing and installation of the software. Once the software is ready for its intended use, it is amortized on a straight-line basis over its useful life, generally 3 to 10 years.
Impairment of Long-Lived Assets
We review long-lived asset groups that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. There were no significant impairment charges recorded during 2021, 2020 and 2019.
Marketable Securities
We classify our investments in debt and equity securities in accordance with our intent and ability to hold the investments. Held-to-maturity securities are carried at amortized cost, which approximates fair value, and are classified as either short-term or long-term investments based on the contractual maturity date. Earnings from these securities are reported as a component of interest income. Available-for-sale securities if any, are carried at fair market value, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income.
At December 31, 2021 and 2020, the Company’s marketable securities consisted of available-for-sale securities. The available-for-sale securities relate to foreign exchange-traded corporate bonds. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. We follow fair value guidance to measure the fair value of our financial assets as further described in Note 19, “Fair Value”.
We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income. There were no other-than-temporary impairments of marketable securities in 2021, 2020 or 2019.
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
See Note 6, “Goodwill,” for additional information about our 2021 impairment analysis.

Benefit Plans
We maintain a 401(k) defined-contribution profit sharing plan for eligible employees. We provide a partial matching contribution and a discretionary contribution based on a fixed percentage of a participant’s eligible compensation. Contributions to this plan for the years ended December 31, 2021, 2020 and 2019 were $34.5 million, $27.2 million and $29.6 million, respectively.
Recently Adopted Accounting Pronouncements
On December 18, 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740. Among other things, it eliminates the need for organizations to analyze whether the following apply in a given period: an exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and an exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods therein. Upon adoption, this guidance did not have a material impact on our consolidated financial statements.
On January 16, 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. This amendment also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods therein. Upon adoption, this guidance had no impact our consolidated financial statements as we had no such transactions at the time of adoption.
On October 28, 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU will require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. Previously, acquiring entities generally were required to recognize such items at fair value on the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. We elected to early adopt this guidance on December 1, 2021, and have accounted for contract assets and liabilities for our 2021 acquisitions in accordance with this updated guidance.
Recent Accounting Pronouncements Not Yet Adopted
There are no pending recent accounting pronouncements that apply to TransUnion that have not been adopted.
2. Business Acquisitions
2021 Acquisitions
During the fourth quarter of 2021, we completed the acquisitions of Neustar, Inc. (“Neustar”) and Sontiq, Inc. (“Sontiq”). These transactions were accounted for as business combinations under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination generally be recognized at their fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated financial statements from the dates of acquisition.
Neustar
On December 1, 2021, we completed our previously announced acquisition of Neustar, pursuant to a Securities Purchase Agreement dated as of September 11, 2021 (the “Neustar Agreement”), by and between Trans Union LLC and Aerial Investors LLC.
Neustar, a premier identity resolution company with leading solutions in Marketing, Risk and Communications, enables customers to build connected consumer experiences by combining decision analytics with real-time identity resolution services driven by its OneID platform. The acquisition of Neustar provides immediate scale to our identity resolution services through their large, well-established customer base as well as accelerates the future growth of our identity-based solutions and expands our powerful digital identity capabilities through the addition of distinctive data and analytics, enabling consumers and businesses to transact online with greater confidence.
We acquired 100% of the equity interests of Neustar for $3,106.6 million in cash, subject to certain customary purchase price adjustments as set forth in the Neustar Agreement. The transaction was primarily funded with the proceeds from the issuance of our Incremental Term B-6 Loan, which closed concurrently with the closing of the transaction. See Note 12, “Debt,” for additional information about our Incremental Term B-6 Loan. There was no contingent consideration resulting from this transaction.
We engaged in business activities with Neustar prior to the acquisition that were not material. The results of operations of Neustar subsequent to the acquisition date and the acquired assets and assumed liabilities, including the preliminary allocation of goodwill and intangible assets, are included in the U.S. Markets segment, including revenue of $51.0 million and a net loss of $11.7 million in 2021.
Sontiq
On December 1, 2021, we completed our previously announced acquisition of Sontiq, pursuant to a Securities Purchase Agreement dated as of October 22, 2021 (the “Sontiq Agreement”), by and among TransUnion Interactive, Inc., EZShield Group Holdings, LLC and EZS Parent Inc.
Sontiq provides solutions including identity monitoring, restoration, and response products and services to help empower consumers and businesses to proactively protect against identity theft and cyber threats. The acquisition of Sontiq enables access to an attractive new base of customers and consumers through a highly recurring subscription-based revenue model and also complements and expands our Consumer Interactive solutions portfolio by providing valuable identity protection services for consumers. Sontiq’s identity security monitoring products incorporate our credit data, are highly complementary to our capabilities and are expected to significantly increase our opportunities for growth.
We acquired 100% of the equity interests of Sontiq for $642.8 million in cash, subject to certain customary purchase price adjustments as set forth in the Sontiq Agreement. The transaction was primarily funded with the proceeds from the issuance of our Second Lien Term Loan, which closed concurrently with the closing of the transaction. The Second Lien Term Loan was repaid in full prior to December 31, 2021. See Note 12, “Debt,” for additional information about our Second Lien Term Loan. There was no contingent consideration resulting from this transaction.
The results of operations of Sontiq subsequent to the acquisition date and the acquired assets and assumed liabilities, including the preliminary allocation of goodwill and intangible assets, are included within the Consumer Interactive segment. The results of operations of Sontiq subsequent to the acquisition date are not material to our consolidated financial results.
Acquisition Costs
We recognized transaction costs related to the acquisitions of Neustar and Sontiq of $38.8 million for the year ended December 31, 2021. These costs include investment banker fees, legal, due diligence, and other external costs that we have recorded within other income and expense.
Purchase Price Allocations
The purchase price for the acquisitions are preliminary, pending final customary purchase price adjustments. The valuations of the assets acquired and liabilities assumed have not yet been finalized as of December 31, 2021. The purchase price allocations are preliminary and subject to change, including the valuation of intangible assets, income taxes and goodwill, among other items. The purchase price allocations for both of the acquisitions will be finalized as the information necessary to complete the analysis is obtained, which we expect to complete within one year from the acquisition date.
The fair values assigned to assets acquired and liabilities assumed as of December 31, 2021 are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analysis. Further, we have not yet allocated goodwill to reporting units.
The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed as of December 1, 2021:

	December 1, 2021
(in millions)	Neustar	Sontiq	Total
Purchase price:	$3,106.6	$642.8	$3,749.4

Assets acquired:
Cash and cash equivalents	$122.7	$17.8	$140.4
Trade accounts receivable	118.7	10.4	129.1
Other current assets	24.9	1.4	26.3
Right of use lease assets	83.2	2.4	85.6
Property, plant and equipment	42.5	5.2	47.7
Identifiable intangible assets	1,513.0	237.2	1,750.2
Goodwill[1]	1,900.3	445.8	2,346.0
Other assets	5.4	0.2	5.6
Total assets acquired	$3,810.7	$720.3	$4,531.0

Liabilities assumed:
Accounts payable	$29.1	$7.0	$36.1
Other current liabilities	157.6	4.7	162.3
Deferred revenue	49.3	19.1	68.5
Operating lease liabilities	88.3	2.4	90.7
Other liabilities	14.7	0.1	14.8
Deferred tax liabilities	365.1	44.2	409.3
Total liabilities assumed	$704.1	$77.5	$781.6

Net assets acquired:	$3,106.6	$642.8	$3,749.4
(1) For tax purposes, we estimate that $326.6 million of the goodwill, which originated from previous acquisitions of Neustar and Sontiq, is tax deductible.
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and the weighted average amortization period as of the acquisition date:

	December 1, 2021
	Neustar		Sontiq
(dollars in millions)	Fair Value	Weighted-Average Amortization Period	Fair Value	Weighted-Average Amortization Period
Customer relationships	$1,183.0	18 years	$184.1	17 years
Technology and software	320.0	10 years	49.3	10 years
Trade names and trademarks	10.0	1 year	1.5	1 year
Non-compete agreements	—	—	2.3	2 years
Total identifiable intangible assets	$1,513.0	16 years	$237.2	15 years
In determining the fair value of the identifiable intangible assets, we utilized various forms of the income approach, depending on the asset being valued. The estimation of fair value requires significant judgment related to cash flow forecasts, discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Other inputs included historical data, current and anticipated market conditions, and growth rates.

The intangible assets were valued using the following valuation approaches:
Customer Relationships
We valued customer relationships using the multi-period excess-earnings method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions include customer attrition rates, EBITDA margins, and discount rates.
Technology and software
We valued the developed technology using the relief-from-royalty method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions include the royalty rate, economic depreciation factors, and discount rates.
Other identifiable intangible assets
Other identifiable intangible assets include trade names and trademarks and non-compete agreements for key employees, which are not material. Trade names and trademarks were valued using the relief from royalty method, and non-compete agreements were valued using the lost income method.
We recorded the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The purchase price of both acquisitions exceeded the fair value estimate of the net assets acquired primarily due to expected future revenue growth opportunities, synergies, operating efficiencies and the assembled workforce. The acquisition of Neustar is expected to accelerate growth through both material revenue synergies and increased participation in the fast-growing digital marketing and identity verification marketplaces. The acquisition of Sontiq is expected to result in a more comprehensive set of offerings which are expected to significantly increase growth opportunities for the Company.
Unaudited pro-forma financial information
The supplemental pro-forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of TransUnion and Neustar, assuming the transaction occurred on January 1, 2020. The pro-forma revenues and results of operations of Sontiq are not included because the impact on our consolidated financial statements is immaterial. The supplemental pro-forma financial information does not necessarily represent what the combined companies' revenue or results of operations would have been had the acquisition of Neustar been completed on January 1, 2020, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining TransUnion and Neustar.
The unaudited supplemental pro-forma financial information has been calculated after applying TransUnion’s accounting policies and adjusting the results of the combined company to reflect incremental amortization expense resulting from the fair value adjustments for acquired intangible assets as well as the net decrease to interest expense resulting from the elimination of the historical interest expense on Neustar debt that was paid off at closing partially offset by incremental interest expense resulting from the external debt borrowed by TransUnion to fund the acquisition, and the corresponding income tax impact of these adjustments.
Also, during the year ended December 31, 2021, TransUnion and Neustar incurred $29.7 million and $88.2 million of acquisition-related costs, respectively. These expenses are reflected in Pro-forma net income from continuing operations attributable to TransUnion for the year ended December 31, 2020, in the table below and the acquisition related expenses incurred by TransUnion are included in other income (expense), net, in our consolidated statement of income for the year ended December 31, 2021..
There are no other material non-recurring pro-forma adjustments directly attributable to the acquisition included in the reported pro-forma revenue and pro-forma net income.

	(Unaudited)
	TransUnion and Neustar combined
	For the Year Ended
(in millions)	December 31, 2021	December 31, 2020
Pro-forma revenue	$3,493.2	$3,064.5
Pro-forma net income from continuing operations attributable to TransUnion	$247.6	$72.9
2020 and 2019 Acquisitions

During 2020 and 2019, we acquired 100% of the equity of several businesses, including Tru Optik Data Corp (“Tru Optik”) and Signal Digital, Inc. (“Signal”) in 2020, and TruSignal, Inc. (“TruSignal”) in 2019. The results of operations of Tru Optik, Signal and TruSignal, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets reportable segment in our consolidated statements of income since the date of each of the acquisitions. During 2021, we finalized the purchase accounting for Tru Optik and Signal, with no material changes to our previous estimates.
3. Discontinued Operations
During the fourth quarter of 2021 the Company entered into a definitive agreement to sell the Healthcare business, and on December 17, 2021, we completed the closing of the transaction. The transaction consideration was $1,705.9 million in cash, subject to a final net working capital adjustment in early 2022. The after-tax net proceeds are approximately $1.4 billion, subject to the final net working capital adjustment. The terms and conditions of the transaction are set forth in the Stock Purchase Agreement dated as of October 26, 2021, by and between Trans Union LLC and nThrive, Inc. We also entered into a transition services agreement (“TSA”) that requires Trans Union LLC to provide certain administrative and operational services to the buyer on a transitional basis for generally up to 24 months. This agreement is not material and does not confer upon us the ability to influence the operating or financial policies of the buyer subsequent to the closing date. Income generated from the services provided under the TSA will be recorded in other income and expense.
The Healthcare business met the criteria for discontinued operations at December 31, 2021, as the sale represented a strategic shift in our business that will have a major effect on our results of operations. The Healthcare business was previously an operating segment included in our U.S. Markets reportable segment. As the transaction closed on December 17, 2021, there are no assets or liabilities of discontinued operations on our consolidated balance sheet as of December 31, 2021. The assets and liabilities of the Healthcare business are classified as current assets and current liabilities of discontinued operations in our consolidated balance sheet for 2020. The results of operations are classified as discontinued operations, net of tax, in our consolidated statement of income for all periods presented. Discontinued operations, net of tax, also includes a gain on the disposal of the Healthcare business of $982.5 million, net of tax, in the consolidated statements of income for the twelve months ended December 31, 2021.
The results of operations of the Healthcare business are presented as income from discontinued operations, net of tax on our consolidated statement of income. The following table presents financial results of TransUnion Healthcare business for each respective period.

	Twelve Months Ended December 31,
(in millions)	2021(1)	2020	2019 (2)
Revenue	$184.8	$185.9	$192.9
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	65.6	66.5	68.6
Selling, general and administrative	39.1	30.6	34.7
Depreciation and amortization	16.5	21.1	23.5
Total operating expenses	121.2	118.2	126.8
Operating income of discontinued operations	63.6	67.7	66.1
Non-operating income and (expense)	1.9	(1.4)	(0.1)
Income before income taxes from discontinued operations	65.5	66.3	66.0
Provision for income taxes	(16.3)	(16.5)	(13.4)
Gain on sale of discontinued operations, net of tax	982.5	—	—
Income from discontinued operations, net of tax	$1,031.7	$49.8	$52.6
(1) The 2021 results are through December 16, 2021.
(2) The 2019 column in the table above does not include the activity of discontinued operations of our UK business that was not material. We disposed of that business in 2019.
The following table presents the carrying amounts of the major classes of assets and liabilities of discontinued operations of TransUnion Healthcare business at each respective date:

(in millions)	December 31, 2021(1)	December 31, 2020
Assets:
Trade accounts receivable	$—	$60.9
Other current assets	—	3.9
Goodwill	—	235.0
Other intangible assets	—	111.5
Other non-current assets	—	16.8
Total assets of discontinued operations	$—	$428.1

Liabilities:
Current liabilities	$—	$15.4
Non-current liabilities	—	5.3
Total liabilities of discontinued operations	$—	$20.7
(1) The sale of the Healthcare business closed on December 17, 2021. As of December 31, 2021, there are no assets or liabilities of discontinued operations.
4. Other Current Assets
Other current assets consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Prepaid expenses (Note 2)	$136.2	$84.3
Contract assets (Note 15)	5.2	1.8
Marketable securities (Note 19)	3.1	3.2
Other	87.1	66.8
Total other current assets	$231.6	$156.1
The December 31, 2021 prepaid expense balance includes prepaid expenses from our acquisition of Neustar and Sontiq. Other includes other investments in non-negotiable certificates of deposit that are recorded at their carrying value which approximates fair value.
5. Property, Plant and Equipment
Property, plant and equipment, including those acquired by capital lease, consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Computer equipment and furniture	$511.8	$451.8
Purchased software	218.3	179.0
Building and building improvements	139.8	118.0
Land	3.2	3.2
Total cost of property, plant and equipment	873.1	752.0
Less: accumulated depreciation	(625.4)	(532.3)
Total property, plant and equipment, net of accumulated depreciation	$247.7	$219.7
The December 31, 2021 balances above include fixed assets acquired from our acquisition of Neustar and Sontiq. See Footnote 2, “Business Acquisitions,” for additional information. Depreciation expense, including depreciation of assets recorded under capital leases, for the years ended December 31, 2021, 2020 and 2019, was $98.8 million, $94.0 million and $85.6 million, respectively.

6. Goodwill
Our reporting units consist of U.S. Markets, Consumer Interactive, and the geographic regions of the United Kingdom, Africa, Canada, Latin America, India, and Asia Pacific within our International reportable segment.
In 2021 and 2020, we elected to bypass the qualitative goodwill impairment analysis, and instead performed a quantitative goodwill impairment analysis for all reporting units. We compared the fair value of each reporting unit to its carrying value including goodwill. For each of our reporting units, the fair value exceeded the carrying value and no impairment loss was recorded. Our reporting units that have longer operating histories have greater headroom compared with those reporting units that include significant recent acquisitions. We did not record a goodwill impairment loss in 2021, 2020 and 2019 and as of December 31, 2021, there was no accumulated goodwill impairment loss.
Goodwill allocated to our reportable segments as of December 31, 2021, and 2020, and the changes in the carrying amount of goodwill during the periods, consisted of the following:

(in millions)	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2019	$1,486.1	$1,415.5	$241.2	$3,142.8
2020 Acquisitions	76.2	—	—	76.2
Foreign exchange rate adjustment	—	7.6	—	7.6
Balance, December 31, 2020	$1,562.3	$1,423.1	$241.2	$3,226.6
2021 Acquisitions	1,900.2	—	445.8	2,346.0
Purchase accounting measurement period adjustments	(7.9)	—	—	(7.9)
Foreign exchange rate adjustment	—	(39.0)	—	(39.0)
Balance, December 31, 2021	$3,454.6	$1,384.1	$687.0	$5,525.7
7. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. The increase in the gross amount of intangible assets during 2021 was attributable to a $1,750.2 million increase related to our business acquisitions as further discussed in Note 2, “Acquisitions,” and a $140.3 million increase related to the development of internal use software, partially offset by a $33.4 million decrease related to changes in foreign exchange rates. Intangible assets consisted of the following:

	December 31, 2021			December 31, 2020
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$1,918.1	$(225.3)	$1,692.8	$561.4	$(189.6)	$371.8
Internal use software	1,765.9	(874.5)	891.4	1,270.4	(766.3)	504.1
Database and credit files	1,403.3	(655.0)	748.3	1,418.5	(566.1)	852.4
Trademarks, copyrights and patents	581.9	(146.7)	435.2	569.5	(129.8)	439.7
Noncompete and other agreements	10.3	(7.4)	2.9	12.4	(7.3)	5.1
Total intangible assets	$5,679.5	$(1,908.9)	$3,770.6	$3,832.2	$(1,659.1)	$2,173.1
All amortizable intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over their estimated useful lives. Database and credit files are generally amortized over a 12 to 15 year period. Internal use software is generally amortized over 3 to 10 year period. Customer relationships are amortized over a 10 to 20 year period. Trademarks primarily consist of the TransUnion trade name, which is being amortized over a 40 year useful life, and the remaining trademark assets are generally amortized over a shorter period based on their estimated useful life, which ranges between 1 and 20 years. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated economic life. The weighted average lives of our intangibles is approximately 15 years.

Amortization expense related to intangible assets for the years ended December 31, 2021, 2020 and 2019, was $278.2 million, $252.7 million and $253.0 million, respectively. Estimated future amortization expense related to intangible assets at December 31, 2021, is as follows:

(in millions)	Annual Amortization Expense
2022	$402.7
2023	372.7
2024	345.0
2025	324.1
2026	302.7
Thereafter	2,023.4
Total future amortization expense	$3,770.6

8. Other Assets
Other assets consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Investments in affiliated companies (Note 9)	$240.5	$133.6
Right-of-use lease assets (Note 2 and 13)	145.1	59.8
Interest rate swaps (Notes 12 and 19)	12.1	—
Other	61.3	29.1
Total other assets	$459.0	$222.5
The increase in Investment in affiliated companies was due primarily to new investments and gains on existing investments. The December 31, 2021 right-of-use lease assets balance includes leases acquired from our acquisition of Neustar and Sontiq. See Footnote 2, “Business Acquisitions,” for additional information.
9. Investments in Affiliated Companies
Investments in affiliated companies represent our investment in non-consolidated domestic and foreign entities. These entities are in businesses similar to ours.
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
We have elected to account for our investment in a limited partnership, which is not material, using the net asset value fair value practical expedient. Gains and losses on this investment, which are not material, are included in other income and expense in the consolidated statements of income.
During 2021, we recorded a $12.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer. During 2020, we recorded a $4.8 million impairment loss of a Cost Method investment, partially offset by a $2.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer. During 2019, we recorded a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer, partially offset by a $10.0 million impairment loss of other Cost Method investments. These gains and losses are included in other income and expense in the consolidated statements of income.

Investments in affiliated companies consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Equity Method investments	$46.1	$46.1
Cost Method Investments	192.6	87.5
Limited Partnership investment	1.8	—
Total investments in affiliated companies (Note 8)	$240.5	$133.6
These balances are included in other assets in the consolidated balance sheets. The increase in Cost Method investments is due primarily due to investments we made during 2021 recorded in all three of our Operating Segments and a gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer.
For one of these costs method investments, we paid cash and also have a contingent consideration obligation due in 2022. In addition, for this investment, under the terms of the purchase agreement, there are call and put options associated with this investment that are exercisable in 2024 and 2025, subject to certain restrictions. The fair value of the call option is included in other assets on our balance sheet. The fair value of the put option is included in other liabilities on our balance sheet, and will be adjusted to fair value at each reporting date. See Note 11, “Other Liabilities,” and Note 19, “Fair Value,” for additional information about the contingent consideration and put option.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2021	2020	2019
Earnings from equity method investments (Note 20)	$12.0	$8.9	$13.2
Dividends received from equity method investments	$11.0	$8.2	$10.3
10. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Income taxes payable (Note 3 and Note 17)	$351.1	$7.8
Accrued payroll and employee benefits	279.9	147.9
Deferred revenue (Note 15)	133.6	79.3
Accrued legal and regulatory (Note 22)	85.6	76.0
Operating lease liabilities (Note 13)	38.4	16.9
Contingent consideration (Note 19)	16.8	37.8
Other	66.8	39.5
Total other current liabilities	$972.2	$405.2
Income taxes payable at December 31, 2021, includes income taxes payable resulting from the sale of our Healthcare business. The December 31, 2021 balances of income taxes payable, accrued payroll and employee benefits, deferred revenue, operating lease liabilities, contingent consideration and other all include liabilities assumed from our acquisition of Neustar and Sontiq. See Footnote 2, “Business Acquisitions,” for additional information. The increase in accrued payroll and employee benefits is also due to an increase related to our improved operating results in 2021 compared with 2020. Contingent consideration that was accrued as of December 31, 2020 was paid out in the second quarter of 2021.

11. Other Liabilities
Other liabilities consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Operating lease liabilities (Note 13)	$119.1	$49.0
Unrecognized tax benefits, net of indirect tax effects (Note 17)	40.7	34.4
Interest rate swaps (Notes 12 and 19)	34.5	89.7
Put option (Note 9 and 19)	11.9	—
Deferred revenue (Note 15)	6.5	2.6
Other	20.2	34.5
Total other liabilities	$232.9	$210.2
The December 31, 2021 balances of operating lease liabilities include liabilities assumed from our acquisition of Neustar and Sontiq. See Footnote 2, “Business Acquisitions,” for additional information. The increase in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.

12. Debt
Debt outstanding consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Senior Secured Term Loan B-6, payable in quarterly installments through December 1, 2028, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (2.75% at December 31, 2021), net of original issue discount and deferred financing fees of $7.7 million and $43.1 million, respectively, at December 31, 2021	$3,049.2	$—
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.85% at December 31, 2021, and 1.90% at December 31, 2020), net of original issue discount and deferred financing fees of $3.2 million and $7.7 million, respectively, at December 31, 2021, and original issue discount and deferred financing fees of $3.9 million and $9.5 million, respectively, at December 31, 2020	2,227.1	2,335.6
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.35% at December 31, 2021 and 1.40% at December 31, 2020), net of original issue discount and deferred financing fees of $1.9 million and $1.2 million, respectively, at December 31, 2021, and original issue discount and deferred financing fees of $2.6 million and $1.6 million, respectively, at December 31,2020	1,089.4	1,117.0
Senior Secured Revolving Credit Facility	—	—
Other notes payable	—	1.4
Finance leases	0.2	0.2
Total debt	6,365.9	3,454.2
Less short-term debt and current portion of long-term debt	(114.6)	(55.5)
Total long-term debt	$6,251.3	$3,398.7
Excluding any potential additional principal payments which may become due on the Senior Secured Credit Facility based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2021, were as follows:

(in millions)	December 31, 2021
2022	$114.6
2023	114.6
2024	1,034.5
2025	57.0
2026	2,165.0
Thereafter	2,945.0
Unamortized original issue discounts and deferred financing fees	(64.8)
Total debt	$6,365.9
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-6, Senior Secured Term Loan B-5, Senior Secured Term Loan A-3 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
On December 1, 2021, we entered into an agreement to amend certain provisions of the Senior Secured Credit Facility and exercise our right to draw additional debt in an amount of $3,100.0 million, less original issue discount and deferred financing fees of $7.8 million and $43.6 million, respectively. Proceeds from the incremental loan on the Senior Secured Credit Facility were used to fund the acquisition of Neustar.
In addition, on December 1, 2021, we entered into a Second Lien Credit Agreement to obtain term loans (the “Second Lien Term Loan”) in an aggregate amount of $640.0 million, less original issue discount and deferred financing fees of $3.2 million and $14.3 million, respectively, used to fund the acquisition of Sontiq. On December 23, 2021, we fully repaid the Second Lien Term Loan using a portion of the proceeds from our sale of the Healthcare business. As a result of the prepayment, we expensed $3.2 million and $14.2 million, respectively, of the unamortized original issue discount and deferred fees to other income and expense in the consolidated statement of income.

During 2021 and 2020, we prepaid $85.0 million and $150.0 million, respectively, of our Senior Secured Term Loans, funded from our cash on hand. As a result of these prepayments, we expensed $0.5 million and $0.9 million, respectively, of the unamortized original issue discount and deferred fees to other income and expense in the consolidated statement of income.
Interest rates on the Senior Secured Term Loan B-6 are based on the London Interbank Offered Rate (“LIBOR”) with a floor of 0.50%, unless otherwise elected, plus a margin of 2.25% or 2.00% depending on our total net leverage ratio. The Company is required to make principal payments at the end of each quarter of 0.25% of the 2021 incremental principal balance plus additional borrowings with the remaining balance due December 1, 2028.
Interest rates on the Senior Secured Term Loan B-5 are based on LIBOR, unless otherwise elected, plus a margin of 1.75%. The Company is required to make principal payments at the end of each quarter of 0.25% of the 2019 refinanced principal balance plus additional borrowings with the remaining balance due November 15, 2026.
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
Interest rates on the Second Lien Term Loan were based on LIBOR, unless otherwise elected, plus a margin of 5.00%. The Company was required to repay the principal balance plus interest due December 1, 2029, however, the loan was repaid in full on December 23, 2021.
The Company may be required to make additional payments based on excess cash flows of the prior year, as defined in the agreement. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. There is no required excess cash flow payment due for 2022. Additional payments based on excess cash flows could be due in future years.
As of December 31, 2021, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
TransUnion also has the ability to request incremental loans on the same terms under the Senior Secured Credit Facility up to the sum of the greater of $1,000.0 million and 100% of Consolidated EBITDA, minus the amount of secured indebtedness and the amount incurred prior to the incremental loan, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25-to-1, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of December 31, 2021, we were in compliance with all debt covenants.
Interest Rate Hedging
On December 23, 2021, we entered into new interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expires on December 31, 2026, with a current aggregate notional amount of $1,600.0 million that amortizes each quarter. The tranche requires TransUnion to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two new interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,120.0 million that amortizes each quarter. The first swap requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second swap commences on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second swap requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter-parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. We have designated these swap agreements as cash flow hedges. The current aggregate notional amount under these agreements is $1,390.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022.
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
The net change in the fair value of the swaps resulted in an unrealized gain of $67.3 million ($50.5 million, net of tax), and an unrealized loss of $43.5 million ($32.7 million, net of tax) and $35.4 million ($26.7 million, net of tax) for the years ended December 31, 2021, 2020 and 2019, respectively, recorded in other comprehensive income. Interest expense on the swaps in the twelve months ended December 31, 2021, 2020 and 2019 was $41.8 million ($31.4 million, net of tax), $32.3 million ($23.3 million, net of tax) and $5.6 million ($4.2 million), respectively. We expect to recognize a loss of approximately $47.1 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.
The net change in the fair value of the caps resulted in a recognition into interest expense previously unrealized loss of $4.1 million ($2.8 million, net of tax), and an unrealized loss of $11.0 million ($8.2 million, net of tax), for the years ended December 31, 2020 and 2019, respectively, recorded in other comprehensive income. Interest expense reclassified from other comprehensive income to interest expense related to the fair value of the portion of the caps expiring in the twelve-month period of 2020 and 2019 was an income of expense of $6.7 million ($5.1 million net of tax), and income of $1.9 million ($1.4 million net of tax), respectively. These cap agreements expired on June 30, 2020.
Fair Value of Debt
As of December 31, 2021, the fair value of our Senior Secured Term Loan B-6, excluding original issue discounts and deferred fees, was approximately $3,096.1 million. As of December 31, 2021 and December 31, 2020, the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees, was approximately $2,217.0 million and $2,351.9 million, respectively. As of December 31, 2021 and December 31, 2020, the fair value of our variable-rate Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees was approximately $1,076.1 million and $1,112.8 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
13. Leases
As a result of our acquisitions of Neustar and Sontiq on December 31, 2021, we acquired additional leases in 2021. Our lease obligations consist of operating leases for office space and data centers and a small number of finance leases for equipment. Our operating leases have remaining lease terms of up to 11.1 years. As of December 31, 2021 and December 31, 2020 the weighted-average remaining lease terms were 6.6 years and 5.4 years, respectively. We have options to extend many of our operating leases for an additional period of time and options to terminate several of our operating leases early. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if we are reasonably certain to exercise the option, periods covered by an option to terminate the lease if we are reasonably certain not to exercise the option, and periods covered by an option to extend or not to terminate the lease in which the exercise of the option is controlled by the lessor.
On the commencement date of an operating lease, we record a right-of-use asset (“ROU asset”), which represents our right to use or control the use of the specified asset for the lease term, and an offsetting lease liability, which represents our obligation to make lease payments arising from the lease, based on the present value of the net fixed future lease payments due over the initial lease term. We use an estimate of the incremental borrowing rate for similarly rated debt issuers, at the inception of the lease or when the lease is assumed, as the discount rate to determine the present value of the net fixed future lease payments, except for leases where the interest rate implicit in the lease is readily determinable. As of December 31, 2021 and

December 31, 2020, the weighted-average discount rate at lease inception used to calculate the present value of the fixed future lease payments were 4.1% and 5.7%, respectively.
Lease accounting guidance under ASU 842 require us to expense the net fixed payments of operating leases on a straight-line basis over the lease term. ASU 842 requires us to include any built up deferred or prepaid rent balance resulting from the difference between the straight-line expense and the cash payments as a component of our ROU asset. Also included in our ROU asset is any monthly prepayment of rent. Our rent expense is typically due on the first day of each month, and we typically pay rent several weeks before it is due, so at any given month end, we will have a prepaid rent balance that is included as a component of our ROU asset.
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
ROU assets are included in Other Assets, and operating lease liabilities are included in Other Current Liabilities and Other Liabilities in our Consolidated Balance Sheet. Finance lease assets are included in Property, Plant and Equipment, and finance lease liabilities are included in the Current Portion of Long-term Debt and Long-term Debt in our Consolidated Balance Sheet. See Note 8, “Other Assets,” Note 10, “Other Current Liabilities,” Note 11, “Other Liabilities,” and Note 12, “Debt,” for additional information about these items.
For the years ended December 31, 2021, 2020, 2019 our operating lease costs, including fixed, variable and short-term lease costs, were $30.4 million, $33.4 million, $32.4 million, respectively. Cash paid for operating leases are included in operating cash flows, and were $30.9 million, $34.2 million, and $32.4 million, for the years ended December 31, 2021, 2020, and 2019, respectively. Our finance lease amortization expense, interest expense, and cash paid were not significant for the reported periods.
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
Future fixed payments for non-cancelable operating leases and finance leases in effect as of December 31, 2021, are payable as follows:

(in millions)	Operating Leases	Finance Leases	Total
2022	$42.4	$0.1	$42.5
2023	35.8	0.1	35.9
2024	24.1	—	24.1
2025	16.7	—	16.7
2026	13.3	—	13.3
Thereafter	46.8	—	46.8
Less imputed interest	(21.6)	—	(21.6)
Totals	$157.5	$0.2	$157.7

14. Stockholders’ Equity
Common Stock Dividends
During the second quarter of 2021, we increased our quarterly dividend from $0.075 per share to $0.095 per share. During 2021, 2020 and 2019, we paid dividends of $69.8 million, $57.6 million and $56.8 million, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
During 2021, 2020 and 2019 1.2 million, 1.1 million and 1.7 million outstanding employee restricted stock units vested and became taxable to the employees. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement. During 2021, 2020 and 2019 we remitted cash to the respective governmental agencies equivalent to the value of the shares employees used to satisfy their withholding obligations of $36.8 million, $36.1 million and $39.2 million, respectively.
Preferred Stock
As of December 31, 2021 and 2020, we had 100.0 million shares of preferred stock authorized and no preferred stock issued or outstanding.
15. Revenue
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of December 31, 2021 and 2020.
As our contracts with customers generally have a duration of one year or less, our contract liabilities consist of deferred revenue that is primarily short-term in nature. Contract liabilities include current and long-term deferred revenue that is included in other current liabilities and other liabilities. We expect to recognize the December 31, 2021, current deferred revenue balance as revenue during 2022. The majority of our long-term deferred revenue, which is not material, is expected to be recognized in less than two years.
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. There is one material fixed fee contract with a duration of more than one year, and for this contract, we expect to recognize revenue of approximately $117.0 million over the next two years and $136.5 million thereafter.
For additional disclosures about the disaggregation of our revenue see Note 20, “Reportable Segments.”
16. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
As of December 31, 2021, 2020, and 2019 there were less than 0.1 million anti-dilutive weighted stock-based awards outstanding. As of December 31, 2021, 2020, and 2019, there were 0.1 million, 1.3 million and 1.1 million, respectively, of contingently issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Twelve Months Ended December 31,
(in millions, except per share data)	2021	2020	2019
Income from continuing operations	$370.5	$305.7	$304.0
Less: income from continuing operations attributable to noncontrolling interests	(15.0)	(12.4)	(5.1)
Income from continuing operations attributable to TransUnion	$355.5	$293.4	$298.9
Discontinued operations, net of tax	1,031.7	49.8	48.0
Net income attributable to TransUnion	$1,387.1	$343.2	$346.9

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.86	$1.54	$1.59
Discontinued operations, net of tax	5.39	0.26	0.26
Net Income attributable to TransUnion	$7.25	$1.81	$1.85

Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.84	$1.53	$1.56
Discontinued operations, net of tax	5.35	0.26	0.25
Net Income attributable to TransUnion	$7.19	$1.79	$1.81

Weighted-average shares outstanding:
Basic	191.4	189.9	187.8
Dilutive impact of stock based awards	1.6	2.3	4.1
Diluted	193.0	192.2	191.8

17. Income Taxes
The provision for income taxes consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2021	2020	2019
Federal
Current	$62.0	$55.9	$39.1
Deferred	(9.3)	(8.0)	(1.5)
State
Current	18.8	11.6	2.3
Deferred	—	(4.4)	(7.9)
Foreign
Current	67.3	52.4	52.1
Deferred	(7.9)	(23.7)	(13.6)
Provision for income taxes	$130.9	$83.7	$70.5

The components of income before income taxes consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2021	2020	2019
Domestic	$318.3	$258.5	$267.6
Foreign	183.1	131.0	107.0
Income from continuing operations before income taxes	$501.4	$389.5	$374.5

The effective income tax rate reconciliation consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2021		2020		2019
Income taxes at statutory rate	$105.3	21.0%	$81.8	21.0%	$78.6	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	15.5	3.1%	8.4	2.2%	(1.0)	(0.3)%
Foreign rate differential	(6.8)	(1.3)%	(9.4)	(2.4)%	10.6	2.8%
Excess tax benefits on stock-based compensation	(10.8)	(2.2)%	(25.3)	(6.5)%	(37.8)	(10.1)%
Foreign tax law changes	22.7	4.5%	(0.1)	—%	(6.5)	(1.7)%
Uncertain tax positions	4.6	0.9%	8.3	2.1%	1.9	0.5%
Valuation allowances	(5.0)	(1.0)%	8.3	2.1%	(0.8)	(0.2)%
Foreign withholding taxes	6.5	1.3%	5.2	1.3%	12.4	3.3%
U.S. Federal tax on foreign earnings	(15.1)	(3.0)%	4.9	1.2%	12.0	3.2%
U.S. Federal R&D tax credit	(6.4)	(1.3)%	(4.4)	(1.1)%	(2.9)	(0.8)%
Nondeductible expenses	20.0	4.0%	2.6	0.7%	5.7	1.5%
Other	0.4	0.1%	3.3	0.9%	(1.7)	(0.5)%
Total	$130.9	26.1%	$83.7	21.5%	$70.5	18.8%
For 2021, we reported a 26.1% effective tax rate, which is higher than the 21.0% U.S. federal corporate statutory rate due primarily to recording tax expense related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate tax rate enacted in the second quarter 2021 and nondeductible transaction costs and penalties, partially offset by excess tax benefits on stock based compensation and a tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2018 and 2019 tax years. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available.
For 2020, we reported a 21.5% effective tax rate, which is higher than the 21.0% U.S. federal corporate statutory rate due primarily to an increase in state taxes, valuation allowances on foreign tax credit carryforwards, and uncertain tax positions including related interest and penalties, partially offset by excess tax benefits on stock based compensation and foreign taxes in jurisdictions which have tax rates lower than the U.S. federal corporate statutory rate.
For 2019, we reported a 18.8% effective tax rate, which is lower than the 21.0% U.S. federal corporate statutory rate due primarily to excess tax benefits on stock based compensation, partially offset by U.S. federal tax on foreign earnings and foreign taxes in jurisdictions which have tax rates that are higher than the U.S. federal corporate statutory rate. We also changed our indefinite reinvestment assertion on our unremitted foreign earnings during the fourth quarter 2019, such that management intends to repatriate current year foreign earnings, net of working capital requirements, and indefinitely reinvest prior years’ foreign earnings. The change in assertion had an immaterial impact on the current year effective tax rate.

Components of net deferred income tax consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Deferred income tax assets:
Compensation	$16.8	$18.5
Employee benefits	22.5	15.1
Legal reserves and settlements	13.2	13.5
Hedge investments	5.6	22.2
Loss and tax credit carryforwards	169.0	130.1
Leases	41.5	17.5
Other	38.4	16.9
Gross deferred income tax assets	$307.0	$233.8
Valuation allowance	(70.8)	(65.7)
Total deferred income tax assets, net	$236.2	$168.0
Deferred income tax liabilities:
Depreciation and amortization	(947.5)	(520.5)
Right of use asset	(38.9)	(16.1)
Taxes on unremitted foreign earnings	(10.0)	(10.8)
Financing related costs	(0.5)	(0.8)
Investment in affiliated companies	(8.9)	(4.6)
Other	(8.1)	(8.4)
Total deferred income tax liability	(1,013.9)	(561.4)
Net deferred income tax liability	$(777.8)	$(393.3)
Deferred tax assets and liabilities result from temporary differences between tax and accounting methods. Our balance sheet includes a deferred tax asset of $10.0 million and $3.4 million at December 31, 2021 and 2020, respectively, which is included in other assets.
If certain deferred tax assets are not likely recoverable in future years a valuation allowance is recorded. As of December 31, 2021 and 2020, a valuation allowance of $70.8 million and $65.7 million, respectively, reduced deferred tax assets related to worldwide net operating losses and tax credit carryforwards. Our estimate of the amount of the deferred tax asset we can realize requires significant assumptions about projected revenues and income that are impacted by future market and economic conditions. Our carryforwards will expire as follows: U.S. federal net operating loss carryforwards over one year to an indefinite number of years, foreign loss carryforwards over one year to an indefinite number of years, foreign tax credit carryforwards over nine years, interest expense carryforwards over an indefinite number of years, state net operating loss carryforwards over one year to an indefinite number of years and state tax credit carryforwards over one year to an indefinite number of years. As of December 31, 2021, the deferred tax assets associated with U.S. foreign tax credit carryforwards and U.S. federal net operating loss carryforwards were $66.1 million and $12.9 million, respectively. Deferred tax assets associated with foreign net operating loss carryforwards and foreign interest expense carryforwards were $21.7 million and $33.4 million, respectively. Deferred tax assets associated with U.S. federal and state interest expense carryforwards is $17.4 million. Deferred tax assets associated with other loss and tax credit carryforwards were not significant.
The total amount of gross unrecognized tax benefits as of December 31, 2021, 2020 and 2019 are $45.8 million, $36.9 million and $32.8 million, respectively. The amounts that would affect the effective tax rate if recognized are $28.3 million, $18.5 million and $13.6 million, respectively.

The total amount of gross unrecognized tax benefits consisted of the following:

(in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Balance as of beginning of period	$36.9	$32.8	$19.6
Increase in tax positions due to acquisition	5.3	—	—
Increase in tax positions of prior years	5.6	6.2	0.5
Decrease in tax positions of prior years	(4.5)	(3.6)	(0.5)
Increase in tax positions of current year	2.8	1.6	13.2
Reductions relating to settlement and lapse of statute	(0.4)	—	—
Balance as of end of period	$45.8	$36.9	$32.8
We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $7.6 million and $4.8 million, respectively, for the years ended December 31, 2021 and December 31, 2020, and not significant for the year ended December 31, 2019.
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
18. Stock-Based Compensation
For the years ended December 31, 2021, 2020 and 2019, we recognized stock-based compensation expense of $70.1 million, $45.9 million and $55.3 million, respectively, with related income tax benefits of approximately $10.0 million, $8.4 million and $8.0 million, respectively. Of the stock-based compensation expense recognized in 2021, 2020 and 2019, $0.9 million, $1.6 million and $7.0 million, respectively, was from cash-settleable awards.
Under the TransUnion Holding Company, Inc. 2012 Management Equity Plan (the “2012 Plan”), stock-based awards could be issued to executive officers, employees and independent directors of the Company. A total of 10.1 million shares were authorized for grant under the 2012 Plan. Effective upon the closing of our IPO, the Company’s board of directors and its stockholders adopted the TransUnion 2015 Omnibus Incentive Plan, which has since been amended and restated (the “2015 Plan”), and no more shares can be issued under the 2012 Plan. During 2020, we increased the authorized shares available under the 2015 plan to a total of 12.4 million shares. The 2015 Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to key employees, directors or other persons having a service relationship with the Company and its affiliates. As of December 31, 2021, there were approximately 2.0 million of unvested awards outstanding and approximately 4.0 million of awards have vested under the 2015 Plan.
Effective upon the closing of the IPO, the Company’s board of directors and its stockholders adopted the TransUnion 2015 Employee Stock Purchase Plan, which has since been amended and restated (the “ESPP”). A total of 2.4 million shares have been authorized to be issued under the ESPP. The ESPP provides certain employees of the Company with an opportunity to purchase the Company’s common stock at a discount. As of December 31, 2021, the Company has issued approximately 1.1 million shares of common stock under the ESPP.
2012 Plan
Stock Options
Stock options granted under the 2012 Plan have a 10 year term. For stock options granted to employees, 40% generally vest based on the passage of time (service condition options), and 60% generally vest based on the passage of time, subject to meeting certain stockholder return on investment conditions (market condition options). These stockholder return on investment conditions were satisfied in February 2017, and all remaining outstanding stock options now vest solely on the passage of time. All stock options granted to non-employee directors vest based on the passage of time.
Service condition options were valued using the Black-Scholes valuation model and vest over a 5 year service period, with 20% generally vesting one year after the grant date, and 5% vesting each quarter thereafter. Compensation costs for the service condition options are recognized on a straight-line basis over the requisite service period for the entire award. Market condition options were valued using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition options, and vest over a 5 year service period now that the market conditions have been satisfied. There were no stock options granted during 2021, 2020, and 2019.

Stock option activity as of December 31, 2021 and 2020, and for the year ended December 31, 2021, consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	571,817	$8.58	2.7	$51.8
Granted	—	—
Exercised	(329,283)	8.97
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2021	242,534	8.05	1.5	$26.8

Expected to vest as of December 31, 2021	—	$—	0.0	$—
Exercisable as of December 31, 2021	242,534	$8.05	1.5	$26.8
As of December 31, 2021, there was no stock-based compensation expense remaining to be recognized in future years related to options. During 2021, cash received from the exercise of stock options was $2.9 million and the tax benefit realized from the exercise of stock options was $7.7 million.
The intrinsic value of options exercised and the fair value of options vested for the periods presented are as follows:

	Twelve Months Ended December 31,
(in millions)	2021	2020	2019
Intrinsic value of options exercised	$31.4	$71.1	$106.4
Total fair value of options vested	$1.7	$4.5	$7.4
2015 Plan
Restricted Stock Units
During 2021, 2020 and 2019, restricted stock units were granted under the 2015 Plan. Restricted stock units issued to date generally consist of: 50% service-based restricted stock units that vest based on passage of time and 50% performance-based awards consisting of performance-based restricted stock units that vest based on the passage of time, subject to meeting certain 3-year cumulative revenue and Adjusted EBITDA targets, and market-based restricted stock units that vest based on the passage of time, subject to meeting certain relative total stockholder return (“TSR”) targets. For the performance awards, including the market-based performance awards, between zero and 200% of the units granted may eventually vest, based upon the final cumulative revenue and Adjusted EBITDA and TSR achievement relative to the targets over the 3-year measurement period. Restricted stock units generally vest 3 years from the grant date, subject to meeting any performance and market conditions. We occasionally issue off-cycle or special grants that could have performance measurements and vesting terms.
Service-based and performance-based restricted stock units are valued on the award grant date at the closing market price of our stock. Market-based awards are valued using a risk-neutral Monte-Carlo model, with assumptions similar to those used to value the 2012 Plan market-condition options, based on conditions that existed on the grant date of the award.

Restricted stock unit activity as of December 31, 2021 and 2020, and for the year ended December 31, 2021, consisted of the following:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	2,187,949	78.85	1.0	$217.1
Granted	1,131,318	94.38
Vested	(1,125,726)	73.96
Forfeited	(188,476)	87.65
Outstanding as of December 31, 2021	2,005,065	$90.79	1.0	$237.8

Expected to vest as of December 31, 2021	2,057,500	$90.60	1.0	$244.0
The fair value and intrinsic value of restricted stock units that vested during the year ended December 31, 2021 was $83.3 million and $103.5 million, respectively. As of December 31, 2021, stock-based compensation expense remaining to be recognized in future years related to restricted stock units that we currently expect to vest was $96.8 million, with weighted-average recognition periods of 1.9 years. During 2021, the tax benefit realized from vested restricted stock units was $15.9 million.
Other
We have certain other stock-based grants outstanding awarded to directors and employees of acquired companies. The shares expected to vest related to these awards are not material.

19. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Note 8 and 12)	$12.1	$—	$12.1	$—
Available-for-sale debt securities (Note 4)	3.1	—	3.1	—
Total	$15.2	$—	$15.2	$—

Liabilities
Interest rate swaps (Note 11 and 12)	$34.5	$—	$34.5	$—
Put option on Cost Method Investment (Note 9 and 11)	11.9	—	—	11.9
Contingent consideration (Note 9 and 10)	16.8	—	—	16.8
Total	$63.2	$—	$34.5	$28.7
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale debt securities (Note 4)	$3.2	$—	$3.2	$—
Total	$3.2	$—	$3.2	$—

Liabilities
Interest rate swaps (Note 11 and 12)	$89.7	$—	$89.7	$—
Contingent consideration (Note 10)	41.4	—	—	41.4
Total	$131.1	$—	$89.7	$41.4
Level 2 instruments consist of foreign exchange-traded corporate bonds and interest rate swaps. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 12, “Debt,” there are two tranches of interest rate swaps that we entered into in 2020. As of December 31, 2021, one of those tranches is in an asset position, and the other is in a liability position.
Level 3 instruments consist of a put option on a cost-method investment we made in 2021 and contingent consideration obligations related to companies we acquired in 2020 and 2021 and a cost method investment we made in 2021. The put option allows the other stockholders to put their equity to TransUnion and require us to purchase their shares, subject to certain restrictions. The fair value of the put option is determined using a Monte Carlo analysis with assumptions that include revenue projections, volatility rates, discount rates and the option period, among others. There was no material change to the fair value of this obligation between October 1, 2021, the date we acquired the obligation, and December 31, 2021. The contingent consideration obligations are payable to the sellers, contingent upon meeting certain revenue performance metrics. The fair values of these obligations are determined based on an income approach, using our expectations of the future expected revenue of the acquired entities. During 2021, we adjusted our acquisition date estimate of the fair value of the 2020 obligations, with an offset to goodwill. During 2021, we also adjusted the carrying value of the 2020 obligations to their fair values, with an offset to selling, general and administrative expenses, and paid $41.2 million to the sellers to settle these obligations in full and have no further obligations related to the 2020 contingent consideration obligations. In addition, during 2021, we assumed a contingent consideration obligation of $2.0 million when we acquired Neustar, and recorded a $14.8 million contingent consideration obligation related to a cost method investment we made in 2021, with no material changes to the fair value of either of these obligations in 2021.
We have elected to account for our investment in a limited partnership that we purchased in 2021, which is not material, using the net asset value fair value practical expedient. Gains and losses on this investment, which are not material, are included in other income and expense in the consolidated statements of income.

20. Reportable Segments
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
We define Adjusted EBITDA as net income (loss) attributable to each segment plus (less) loss (income) from discontinued operations, plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus (less) certain acquisition-related deferred revenue adjustments, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses including certain integration-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income).
The segment financial information below aligns with how we report information to our CODM to assess operating performance and how we manage the business. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies” and Note 15, “Revenue.”
The following is a more detailed description of our reportable segments and the Corporate unit, which provides support services to each segment:
U.S. Markets
The U.S. Markets segment provides consumer reports, actionable insights and analytics to businesses. These businesses use our services to acquire customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and mitigate fraud risk. The core capabilities and delivery methods in our U.S. Markets segment allow us to serve a broad set of customers across industries. We report disaggregated revenue of our U.S. Markets segment for Financial Services and Emerging Verticals.
•Financial Services:    The Financial Services vertical, which accounts for 60.2% of our 2021 U.S. Markets revenue, consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.
•Emerging Verticals:    Emerging Verticals include Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as our Neustar business. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions. The results of operations of Neustar are included in Emerging Verticals in our consolidated statements of income since the date of the acquisition.
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

Consumer Interactive
The Consumer Interactive segment provides solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include paid and free credit reports, scores and freezes, credit monitoring, identity protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels. The results of operations of Sontiq are included in the Consumer Interactive segment in our consolidated statements of income since the date of the acquisition.
Corporate
Corporate provides support services for each of the segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
Selected segment financial information and disaggregated revenue consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2021	2020	2019
Gross Revenue:
U.S. Markets:
Financial Services	$1,078.9	$939.6	$849.0
Emerging Verticals	712.1	571.1	567.7
Total U.S. Markets	1,791.0	1,510.7	1,416.7

International:
Canada	126.9	108.0	104.1
Latin America	103.2	86.5	104.2
United Kingdom	216.5	183.1	186.7
Africa	59.5	49.0	61.2
India	133.1	100.0	108.1
Asia Pacific	62.7	56.2	59.1
Total International	701.9	582.7	623.5

Total Consumer Interactive	545.8	513.1	497.8

Total revenue, gross	$3,038.7	$2,606.5	$2,538.0

Intersegment revenue eliminations:
U.S. Markets	$(70.5)	$(68.9)	$(68.7)
International	(5.9)	(5.2)	(5.1)
Consumer Interactive	(2.0)	(1.7)	(1.0)
Total intersegment eliminations	(78.4)	(75.9)	(74.8)
Total revenue as reported	$2,960.2	$2,530.6	$2,463.2

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Twelve Months Ended December 31,
(in millions)	2021	2020	2019
U.S. Markets Adjusted EBITDA	$715.6	$593.9	$573.7
International Adjusted EBITDA	300.1	219.8	258.1
Consumer Interactive Adjusted EBITDA	263.1	247.6	248.4
Total	$1,278.8	$1,061.2	$1,080.2
Adjustments to reconcile to income from continuing operations before income taxes:
Corporate expenses(1)	(121.9)	(107.6)	(114.3)
Net interest expense	(109.2)	(120.6)	(166.2)
Depreciation and amortization	(377.0)	(346.8)	(338.6)
Acquisition-related revenue adjustments(2)	—	—	(5.6)
Stock-based compensation(3)	(70.1)	(45.9)	(55.3)
Mergers and acquisitions, divestitures and business optimization(4)	(52.6)	(8.5)	(1.1)
Accelerated technology investment(5)	(42.3)	(19.3)	—
Net other(6)	(19.4)	(35.5)	(29.7)
Net income attributable to non-controlling interests	15.0	12.4	5.1
Total adjustments	$(777.4)	$(671.8)	$(705.7)
Income from continuing operations before income taxes	$501.4	$389.5	$374.5
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
(4)For the twelve months ended December 31, 2021, consisted of the following adjustments: $(48.1) million of acquisition expenses; $(9.1) million of Neustar integration costs; $(8.4) million of adjustments to contingent consideration expense from previous acquisitions; a ($1.1) million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; a $12.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $1.1 million reimbursement for transition services related to divested businesses, net of separation expenses; and a $0.5 million gain on the sale of a Cost Method investment.
For the twelve months ended December 31, 2020, consisted of the following adjustments: $(7.5) million of Callcredit integration costs; $(7.0) million of acquisition expenses; a $(4.8) million loss on the impairment of a Cost Method investment; $(1.7) million of adjustments to contingent consideration expense from previous acquisitions; an $8.1 million remeasurement gain on notes receivable that were converted into equity upon acquisition and consolidation of an entity; a $2.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $1.8 million gain on the disposal of assets of a small business in our United Kingdom region; and a $0.1 million reimbursement for transition services provided to the buyers of certain of our discontinued operations.
For the twelve months ended December 31, 2019, consisted of the following adjustments: a $31.2 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $0.5 million reimbursement for transition services provided to the buyers of certain of our discontinued operations; $(15.8) million of Callcredit integration costs; a $(10.0) million loss on the impairment of certain Cost Method investments; a $(3.7) million loss on assets of a small business in our United Kingdom region that are classified as held-for-sale; $(2.4) million of acquisition expenses; and a $(0.8) million adjustment to contingent consideration expense from previous acquisitions.
(5)Represents expenses associated with our accelerated technology investment to migrate to the cloud.
(6)For the twelve months ended December 31, 2021, consisted of the following adjustments: ($17.9) million of deferred loan fees written off as a result of the prepayments on our debt; ($1.2) million in certain legal and regulatory expenses;

a $3.5 million recovery from the Fraud Incident, net of additional administrative expense; and a ($3.7) million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the twelve months ended December 31, 2020, consisted of the following adjustments: $(34.7) million for certain legal expenses; $(0.9) million of deferred loan fees written off as a result of the prepayments on our debt; a $1.5 million recovery from the Fraud Incident, net of additional administrative expense; and a $(1.4) million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the twelve months ended December 31, 2019, consisted of the following adjustments: $(13.5) million of expenses associated with the Fraud Incident, net of the portion that is attributable to the non-controlling interest; $(13.0) million of fees related to the refinancing of senior secured credit facility; $(2.0) million of deferred loan fees written off as a result of the prepayments on our debt; and $(1.3) million loss from currency remeasurement, loan fees, reduction to expenses for certain legal and regulatory matters and other.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Twelve Months Ended December 31,
(in millions)	2021	2020	2019
U.S. Markets	$2.4	$2.6	$2.6
International	9.6	6.4	10.6
Total	$12.0	$8.9	$13.2
Total assets, by segment, consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
U.S. Markets	$6,934.8	$3,182.5
International	2,921.2	2,974.5
Consumer Interactive	1,222.3	458.9
Total segment assets	$11,078.2	$6,615.9
Corporate	1,556.8	267.5
Discontinued operations	—	428.1
Total assets	$12,635.0	$7,311.6
Cash paid for capital expenditures, by segment, was as follows:

	Twelve Months Ended December 31,
(in millions)	2021	2020	2019
U.S. Markets	$145.3	$119.1	$112.1
International	65.1	68.2	59.8
Consumer Interactive	11.8	12.8	13.4
Corporate	2.0	5.5	3.2
Total	$224.2	$205.6	$188.4
Depreciation and amortization expense by segment was as follows:

	Twelve Months Ended December 31,
(in millions)	2021	2020	2019
U.S. Markets	$222.0	$205.8	$201.4
International	132.4	120.6	118.6
Consumer Interactive	16.8	14.6	13.3
Corporate	5.7	5.7	5.2
Total	$377.0	$346.8	$338.6

Percentage of revenue based on where it was earned, was as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
Domestic	76%	77%	75%
International	24%	23%	25%
Percentage of long-lived assets, other than financial instruments and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	As of December 31,
	2021	2020	2019
Domestic	76%	59%	59%
International	24%	41%	41%
21. Commitments
Future minimum payments for noncancelable operating leases, purchase obligations and other liabilities in effect as of December 31, 2021, are payable as follows:

(in millions)	Operating Leases	Purchase Obligations and Other	Total
2022	$42.4	$141.1	$183.5
2023	35.8	93.3	129.1
2024	24.1	55.9	80.0
2025	16.7	43.2	59.9
2026	13.3	0.8	14.1
Thereafter	46.8	0.3	47.1
Totals	$179.1	$334.6	$513.7
Purchase obligations and other excludes trade accounts payable that are included in our balance sheet as of December 31, 2021. Purchase obligations and other include commitments for outsourcing services, royalties, data licenses, and maintenance and other operating expenses.
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
22. Contingencies
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
As of December 31, 2021 and 2020, we accrued $85.6 million and $76.0 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
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
On January 24, 2022, we reached a tentative class settlement with the plaintiffs, which will require court approval. We expect this matter to be resolved by the end of 2022.
Accordingly, in 2021, we revised the amount of the probable loss that we previously estimated, resulting in a reduction of our estimated liability and partially offsetting insurance receivable, and a corresponding net reduction recorded in selling, general and administrative expense for the year end December 31, 2021.

CFPB Matter
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Consumer Financial Protection Bureau (“CFPB”), informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleged that we failed to comply with and timely implement a Consent Order issued by the CFPB in January 2017, and further alleged additional violations related to Consumer Interactive’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. We are currently engaged in active settlement discussions with the CFPB regarding this matter. If our ongoing discussions do not result in a negotiated resolution, we expect that the CFPB will pursue litigation against the Company and these executive officers, seeking restitution, civil money penalties, and injunctive relief. We continue to believe that our marketing practices are lawful and appropriate, and would vigorously defend against allegations to the contrary in such proceedings. We cannot provide assurance that the CFPB will not ultimately commence litigation against us in this matter, nor are we able to predict the likely outcome of this matter.
As of December 31, 2021, we have an accrued liability of $26.5 million in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time.

23. Quarterly Financial Data (Unaudited)
The quarterly financial data for 2021 and 2020 consisted of the following:

	Three Months Ended
(in millions)	December 31, 2021(1)	September 30, 2021(2)	June 30, 2021(3)	March 31, 2021
Revenue	$789.8	$743.4	$728.2	$698.9
Operating income	114.0	169.7	200.4	163.6
Income from continuing operations	34.4	96.7	122.1	117.3
Net income	1,020.5	118.2	132.9	130.6
Net income attributable to TransUnion	1,017.4	114.2	127.6	127.9

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.16	$0.48	$0.61	$0.60
Net Income attributable to TransUnion	$5.31	$0.60	$0.67	$0.67
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.16	$0.48	$0.61	$0.60
Net Income attributable to TransUnion	$5.27	$0.59	$0.66	$0.66

	Three Months Ended
(in millions)	December 31, 2020(4)	September 30, 2020(4)	June 30, 2020(4)	`	March 31, 2020(4,5)
Revenue	$653.3	$650.5	$587.1		$639.6
Operating income	128.8	144.9	106.0		120.6
Income from continuing operations	92.5	92.3	58.2		62.8
Net income	104.5	106.7	70.0		74.3
Net income attributable to TransUnion	101.7	102.8	68.5		70.2

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.47	$0.46	$0.30		$0.31
Net Income attributable to TransUnion	$0.53	$0.54	$0.36		$0.37
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.47	$0.46	$0.30		$0.31
Net Income attributable to TransUnion	$0.53	$0.53	$0.36		$0.37
1Net income and net income attributable to TransUnion includes a gain on the disposal of our Healthcare business of $982.5 million. Income from continuing operations, net income, and net income attributable to TransUnion include $27.7 million for acquisition expenses, $17.4 million for deferred fees write-off, and $9.1 million for integration costs, partially offset by a $12.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issue. Operating income, income from continuing operations, net income, and net income attributable to TransUnion include $21.6 million for certain legal expenses.
2Net income and net income attributable to TransUnion includes a $12.9 million gain on the sale of a Cost Method investment of our discontinued operations. Income from continuing operations, net income, and net income attributable to TransUnion include $18.3 million for acquisition expenses. Operating income, income from continuing operations, net income, and net income attributable to TransUnion include $12.0 million for certain legal expenses.
3Operating income, income from continuing operations, net income, and net income attributable to TransUnion include a $32.4 million net reduction in certain legal expenses.

4For 2020, beginning in mid-March 2020, the COVID-19 pandemic, widespread measures implemented to contain its effects, and business and consumer responses to such measures, had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments.
5Operating income, income from continuing operations, net income, and net income attributable to TransUnion all include $30.5 million for certain legal expenses.

24. Accumulated Other Comprehensive Loss
The following table sets forth the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(279.6)	$(3.3)	$0.2	$(282.7)
Change	65.0	(33.9)	—	31.1
Balance, December 31, 2019	$(214.6)	$(37.2)	$0.2	$(251.6)
Change	9.2	(29.9)	0.2	(20.5)
Balance, December 31, 2020	$(205.4)	$(67.1)	$0.4	$(272.1)
Change	(63.8)	50.5	—	(13.3)
Balance, December 31, 2021	$(269.2)	$(16.6)	$0.4	$(285.4)
25. Subsequent Events
On January 31, 2021, we prepaid $400 million of our Senior Secured Term Loans, funded from our cash on hand. As a result of the prepayment, we expect to expense $1.0 million and $5.5 million, respectively, of the unamortized original issue discount and deferred fees to other income and expense in the consolidated statement of income in the first quarter of 2022.
On February 22, 2022, we announced our agreement to acquire Verisk Financial Services, including Argus Information and Advisory Services, Inc., for $515 million in cash, subject to certain customary purchase price adjustments. We intend to fund the acquisition through cash on hand. We expect the acquisition to close in the second quarter of 2022, subject to the satisfaction of customary closing conditions and regulatory approvals.

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
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of Neustar, Inc. (“Neustar”) or Sontiq, Inc. (“Sontiq”), both of which we acquired in business combinations during 2021, and both of which are included in the 2021 consolidated financial statements of TransUnion from the date of acquisition. As of December 31, 2021, total assets of Neustar and Sontiq represented approximately 3% and less than 1%, respectively, of TransUnion’s consolidated total assets. Total revenues attributable to Neustar and Sontiq represented approximately 2% and less than 1%, respectively, of TransUnion’s consolidated total revenue for the year ended December 31, 2021.
Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control—Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Management’s assessment included an evaluation of the design of TransUnion’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Compliance Committee of TransUnion’s Board of Directors. Our independent registered public accounting firm, PricewaterhouseCoopers LLP has issued an attestation report on TransUnion’s internal control over financial reporting that is included in this Annual Report on Form 10-K.

Based on our assessment, management has concluded that, as of December 31, 2021, TransUnion’s internal control over financial reporting was effective based on those criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2021, as stated in their report which is included in this Annual Report on Form 10-K.
Changes in internal control over financial reporting
During the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on May 11, 2022, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2021.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on May 11, 2022, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on May 11, 2022, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on May 11, 2022, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on May 11, 2022, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents Filed as a Part of This Report:
(1)Financial Statements. The following financial statements are included in Item 8 of Part II:
◦Consolidated Balance Sheets—December 31, 2021 and 2020;
◦Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019;
◦Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019;
◦Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019;
◦Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019;
◦Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules.
◦Schedule I - Condensed Financial Information of TransUnion as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019 and the accompanying notes; and
◦Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019.
Schedules I and II are filed as part of this Report and are set forth immediately following the signature page.
(3)The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December, 31, 2021, or incorporated herein by reference.

Exhibit No.	Exhibit Name

2.1††	Securities Purchase Agreement, dated as of September 11, 2021, by and between Trans Union LLC and Aerial Investors LLC (Incorporated by reference to Exhibit 2.1 to TransUnion’s Current Report on Form 8-K filed on September 13, 2021).

2.2**††	Stock Purchase Agreement, dated as of October 26, 2021, by and between Trans Union LLC and nThrive, Inc.

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed on May 18, 2020).

3.2	Third Amended and Restated Bylaws of TransUnion (Amended as of May 12, 2020) (Incorporated by reference to Exhibit 3.2 to TransUnion’s Current Report on Form 8-K filed on May 18, 2020).

4.1	Form of Stock Certificate for Common Stock (Incorporated by reference to Exhibit 4.6 to TransUnion’s Amendment No. 3 to Registration Statement on Form S-1 filed on June 15, 2015).

4.2	Description of TransUnion’s securities (Incorporated by reference to Exhibit 4.2 to TransUnion’s Annual Report on Form 10-K filed on February 16, 2021).

10.1
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

10.6	Amendment No. 18 to Credit Agreement, dated as of December 10, 2019, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A. RBC Capital Markets, Wells Fargo Securities LLC and JP Morgan Chase Bank, N.A. as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto (Incorporated by reference to Exhibit 10.6 to TransUnion’s Annual Report on Form 10-K filed on February 18, 2020).

10.7**	Amendment No. 19 to Credit Agreement, dated as of December 1, 2021, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., Bank of America, N.A., Capital One, N.A., JP Morgan Chase Bank, N.A., Royal Bank of Canada as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto.

10.8**
Second Lien Credit Agreement, dated as of December 1, 2021, by and among TransUnion Intermediate Holdings, Inc., Trans Union LLC, the Guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, each of the other Lenders party thereto, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.

10.9†	TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012) (Incorporated by reference to Exhibit 10.1 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.10†	TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement (Effective April 30, 2012) (Incorporated by reference to Exhibit 10.2 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.11†	Amendment No. 1 to TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement, dated as of January 1, 2016 (Incorporated by reference to Exhibit 10.7 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.12	Form of Director Indemnification Agreement for directors of TransUnion (Incorporated by reference to Exhibit 10.6 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.13†	Employment Agreement with James M. Peck, President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012 (Incorporated by reference to Exhibit 10.15 to TransUnion’s and TransUnion Intermediate Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.14†	Letter Agreement between TransUnion and Reed Elsevier with respect to the employment of James M. Peck as the President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012 (Incorporated by reference to Exhibit 10.16 to TransUnion’s and TransUnion Intermediate Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.15†	Employment Agreement, dated as of November 13, 2018, by and between TransUnion and Christopher A. Cartwright (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on November 14, 2018).

10.16†	Employment Agreement, dated as of November 13, 2018, by and between TransUnion and James M. Peck (Incorporated by reference to Exhibit 10.2 to TransUnion’s Current Report on Form 8-K filed on November 14, 2018).

10.17†	Retirement and Transition Agreement, dated as of April 1, 2021, by and between TransUnion and John Danaher (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on April 7, 2021).

10.18†	Retirement and Transition Agreement, dated as of August 12, 2021, by and between TransUnion and David Neenan (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on August 13, 2021).

10.19†	Employment Agreement, dated as of August 12, 2021 by and among TransUnion, Trans Union of Canada, Inc. and Todd Skinner (Incorporated by reference to Exhibit 10.2 to TransUnion’s Quarterly Report on Form 10-Q filed on October 26, 2021).

10.20†	Form of TransUnion Executive Severance and Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q filed on October 26, 2021).

10.21†	Amended and Restated TransUnion 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on May 18, 2020).

10.22†**	TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock Units (U.S. Employees).

10.23†**	TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Performance Share Units (U.S. Employees).

10.24†	TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock (Outside Directors) (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.25†	TransUnion 2015 Employee Stock Purchase Plan, as Amended and Restated, Effective November 6, 2018 (Incorporated by reference to Exhibit 10.24 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.26	Consent Order Issued by the United States Consumer Financial Protection Bureau on January 3, 2017, Administrative Proceeding - File No. 2017-CFPB-0002, In the Matter of: TransUnion Interactive, Inc., Trans Union LLC and TransUnion (Incorporated by reference to Exhibit 10.25 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2016).

21**	Subsidiaries of TransUnion.

23.1**	Consent of PricewaterhouseCoopers LLP.

23.2**	Consent of Ernst & Young LLP.

24**	Power of Attorney - TransUnion (included on the signature page of this Form 10-K).

31.1**	Certification of Principal Executive Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
† Identifies management contracts and compensatory plans or arrangement.
** Filed or furnished herewith.

†† Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

(4)Valuation and qualifying accounts.
(b)Exhibits. See Item 15(a)(3).
(c)Financial Statement Schedules. See Item 15(a)(2)
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2022.

Signature	Title

/s/ Christopher A. Cartwright	President and Chief Executive Officer, Director
Christopher A. Cartwright	(Principal Executive Officer)

/s/ Todd M. Cello	Executive Vice President and Chief Financial Officer
Todd M. Cello	(Principal Financial Officer)

/s/ Timothy Elberfeld	Senior Vice President and Chief Accounting Officer
Timothy Elberfeld	(Principal Accounting Officer)

/s/ George M. Awad	Director
George M. Awad

/s/ William P. (Billy) Bosworth	Director
William P. (Billy) Bosworth
/s/ Suzanne P. Clark	Director
Suzanne P. Clark

/s/ Russell P. Fradin	Director
Russell P. Fradin

/s/ Charles E. Gottdiener	Director
Charles E. Gottdiener

/s/ Pamela A. Joseph	Director
Pamela A. Joseph

/s/ Thomas L. Monahan, III	Director
Thomas L. Monahan, III

/s/ Andrew Prozes	Director
Andrew Prozes

Schedule I—Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Balance Sheet
(in millions, except per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Other current assets	$0.4	$0.3
Total current assets	0.4	0.3
Investment in TransUnion Intermediate	4,217.6	2,748.7
Other assets	6.1	6.3
Total assets	$4,224.1	$2,755.3
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.3	$—
Due to TransUnion Intermediate	312.0	211.4
Other current liabilities	1.3	1.4
Total current liabilities	313.6	212.8
Other liabilities	2.4	2.3
Total liabilities	316.0	215.1
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2021 and December 31, 2020; 197.4 million and 195.7 million shares issued as of December 31, 2021 and December 31, 2020, respectively; and 191.8 million and 190.5 million shares outstanding as of December 31, 2021 and December 31, 2020, respectively	2.0	2.0
Additional paid-in capital	2,188.9	2,088.1
Treasury stock at cost; 5.6 million and 5.2 million shares at December 31, 2021 and December 31, 2020, respectively	(252.0)	(215.2)
Retained earnings	2,254.6	937.4
Accumulated other comprehensive loss	(285.4)	(272.1)
Total stockholders’ equity	3,908.1	2,540.2
Total liabilities and stockholders’ equity	$4,224.1	$2,755.3
 See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statement of Income
(in millions)

	Twelve Months Ended December 31,
	2021	2020	2019
Revenue	$—	$—	$—
Operating expenses
Selling, general and administrative	3.5	3.1	3.5
Total operating expenses	3.5	3.1	3.5
Operating loss	(3.5)	(3.1)	(3.5)
Non-operating income and expense
Equity Income from TransUnion Intermediate	1,388.6	345.0	349.2
Other income and (expense), net	—	0.2	—
Total non-operating income and expense	1,388.6	345.2	349.2
Income from continuing operations before income taxes	1,385.1	342.1	345.7
Benefit for income taxes	2.0	1.1	1.2
Net income	$1,387.1	$343.2	$346.9
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31,
	2021	2020	2019
Net income	$1,387.1	$343.2	$346.9
Other comprehensive income:
Foreign currency translation:
Foreign currency translation adjustment	(64.1)	8.4	65.5
Benefit (expense) for income taxes	0.3	0.8	(0.5)
Foreign currency translation, net	(63.8)	9.2	65.0
Hedge instruments:
Net change on interest rate cap	—	4.1	(11.0)
Net change on interest rate swap	67.3	(43.5)	(35.4)
Cumulative effect of adopting ASU 2017-12	—	—	1.0
Benefit (expense) for income taxes	(16.8)	9.5	11.5
Hedge instruments, net	50.5	(29.9)	(33.9)
Available-for-sale securities:
Net unrealized gain	—	0.3	—
Expense for income taxes	—	(0.1)	—
Available-for-sale securities, net	—	0.2	—
Total other comprehensive (loss) income, net of tax	(13.3)	(20.5)	31.1
Comprehensive income attributable to TransUnion	$1,373.8	$322.7	$378.0
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
 Parent Company Only
Statement of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2021	2020	2019
Cash provided by operating activities	$84.7	$70.8	$71.7
Cash used in investing activities	—	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	21.9	22.9	24.4
Dividends to shareholders	(69.8)	(57.6)	(56.8)
Treasury stock purchased	(36.8)	(36.1)	(39.3)
Cash used in financing activities	(84.7)	(70.8)	(71.7)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
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
Note 3. Dividends to Stockholders
During the second quarter of 2021, we increased our quarterly dividend from $0.075 per share to $0.095 per share. During 2021, 2020 and 2019, we paid dividends of $69.8 million, $57.6 million and $56.8 million, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.

Schedule II—Valuation and Qualifying Accounts
TRANSUNION

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for deferred tax assets:
Year ended December 31,
2021	$65.7	$3.8	$14.4	$(13.1)	$70.8
2020	$53.3	$12.6	$3.7	$(3.8)	$65.7
2019	$51.9	$14.1	$—	$(12.7)	$53.3
As a result of displaying amounts in millions, rounding differences may exist in the table above.