Form 10-Q
period 2022-03-31
TransUnion
filed 2022-04-26
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of March 31, 2022, there were 192.4 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,296.8	$1,842.4
Trade accounts receivable, net of allowance of $13.3 and $10.7	588.9	558.0
Other current assets	282.4	231.6
Total current assets	2,168.1	2,632.0
Property, plant and equipment, net of accumulated depreciation and amortization of $654.1 and $625.4	233.0	247.7
Goodwill	5,504.3	5,525.7
Other intangibles, net of accumulated amortization of $2,013.1 and $1,908.9	3,704.5	3,770.6
Other assets	587.3	459.0
Total assets	$12,197.2	$12,635.0
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$260.3	$270.2
Short-term debt and current portion of long-term debt	114.6	114.6
Other current liabilities	833.7	972.2
Total current liabilities	1,208.6	1,357.0
Long-term debt	5,831.5	6,251.3
Deferred taxes	806.8	787.6
Other liabilities	208.4	232.9
Total liabilities	8,055.3	8,628.8
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2022 and December 31, 2021, 198.3 million and 197.4 million shares issued at March 31, 2022 and December 31, 2021, respectively, and 192.4 million shares and 191.8 million shares outstanding as of March 31, 2022 and December 31, 2021, respectively	2.0	2.0
Additional paid-in capital	2,219.2	2,188.9
Treasury stock at cost; 5.9 million and 5.6 million shares at March 31, 2022 and December 31, 2021, respectively	(280.8)	(252.0)
Retained earnings	2,284.5	2,254.6
Accumulated other comprehensive loss	(184.7)	(285.4)
Total TransUnion stockholders’ equity	4,040.2	3,908.1
Noncontrolling interests	101.7	98.1
Total stockholders’ equity	4,141.9	4,006.2
Total liabilities and stockholders’ equity	$12,197.2	$12,635.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$921.3	$698.9
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	298.0	226.8
Selling, general and administrative	359.5	219.1
Depreciation and amortization	128.8	89.4
Total operating expenses	786.3	535.3
Operating income	135.0	163.6
Non-operating income and (expense)
Interest expense	(50.2)	(25.8)
Interest income	0.7	0.7
Earnings from equity method investments	3.0	3.0
Other income and (expense), net	(11.8)	(0.4)
Total non-operating income and (expense)	(58.3)	(22.5)
Income from continuing operations before income taxes	76.7	141.0
Provision for income taxes	(24.4)	(23.7)
Income from continuing operations	52.3	117.3
Discontinued operations, net of tax	(0.4)	13.3
Net income	52.0	130.6
Less: net income attributable to the noncontrolling interests	(3.7)	(2.7)
Net income attributable to TransUnion	$48.3	$127.9

Income from continuing operations	$52.3	$117.3
Less: income from continuing operations attributable to noncontrolling interests	(3.7)	(2.7)
Income from continuing operations attributable to TransUnion	48.7	114.6
Discontinued operations, net of tax	(0.4)	13.3
Net income attributable to TransUnion	$48.3	$127.9

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.25	$0.60
Discontinued operations, net of tax	—	0.07
Net Income attributable to TransUnion	$0.25	$0.67
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.25	$0.60
Discontinued operations, net of tax	—	0.07
Net Income attributable to TransUnion	$0.25	$0.66
Weighted-average shares outstanding:
Basic	192.1	190.9
Diluted	193.2	192.5
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$52.0	$130.6
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(6.7)	(10.9)
Benefit for income taxes	—	0.3
Foreign currency translation, net	(6.7)	(10.6)
Hedge instruments:
Net change on interest rate swap	143.1	28.3
Expense for income taxes	(35.8)	(7.0)
Hedge instruments, net	107.3	21.3
Available-for-sale securities:
Net unrealized (loss) gain	—	—
Provision for income taxes	—	—
Available-for-sale securities, net	—	—
Total other comprehensive income, net of tax	100.6	10.7
Comprehensive income	152.6	141.3
Less: comprehensive income attributable to noncontrolling interests	(3.7)	(1.7)
Comprehensive income attributable to TransUnion	$148.9	$139.6
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$52.0	$130.6
Less: Discontinued operations, net of tax	(0.4)	13.3
Income from continuing operations	52.3	117.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128.8	89.4
Loss on Repayment of loans	6.5	0.5
Deferred taxes	(4.5)	2.8
Stock-based compensation	20.9	17.0
Provision for losses on trade accounts receivable	2.1	—
Other	0.7	(0.7)
Changes in assets and liabilities:
Trade accounts receivable	(32.6)	(32.8)
Other current and long-term assets	(36.1)	(23.6)
Trade accounts payable	(10.3)	7.3
Other current and long-term liabilities	(116.2)	(49.5)
Cash provided by operating activities of continuing operations	11.6	127.7
Cash (used in) provided by operating activities of discontinued operations	(0.4)	17.1
Cash provided by operating activities	11.2	144.8
Cash flows from investing activities:
Capital expenditures	(58.6)	(40.7)
Proceeds from sale/maturities of other investments	37.1	1.5
Purchases of other investments	(53.0)	(19.8)
Investments in nonconsolidated affiliates and purchase of convertible notes	(14.8)	(10.0)
Other	(1.7)	(0.4)
Cash used in investing activities of continuing operations	(91.0)	(69.4)
Cash used in investing activities of discontinued operations	—	(2.5)
Cash used in investing activities	(91.0)	(71.9)
Cash flows from financing activities:
Repayments of debt	(428.6)	(99.6)
Proceeds from issuance of common stock and exercise of stock options	8.7	10.1
Dividends to shareholders	(19.0)	(15.0)
Employee taxes paid on restricted stock units recorded as treasury stock	(28.7)	(27.7)
Cash used in financing activities of continuing operations	(467.6)	(132.2)
Cash used in financing activities of discontinued operations	—	—
Cash used in financing activities	(467.6)	(132.2)
Effect of exchange rate changes on cash and cash equivalents	1.8	(0.6)
Net change in cash and cash equivalents	(545.6)	(59.9)
Cash and cash equivalents, beginning of period	1,842.4	492.7
Cash and cash equivalents, end of period	$1,296.8	$432.7
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	190.5	$2.0	$2,088.1	$(215.2)	$937.4	$(272.1)	$95.9	$2,636.1
Net income	—	—	—	—	127.9	—	2.7	130.6
Other comprehensive income (loss)	—	—	—	—	—	11.7	(1.0)	10.7
Stock-based compensation	—	—	17.0	—	—	—	—	17.0
Employee share purchase plan	0.1	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	1.0	—	—	—	—	1.0
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.5)	—	—	—	(28.5)
Dividends to shareholders	—	—	—	—	(14.5)	—	—	(14.5)
Balance, March 31, 2021	191.3	$2.0	$2,116.8	$(243.8)	$1,050.8	$(260.3)	$97.6	$2,763.1

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	191.8	$2.0	$2,188.9	$(252.0)	$2,254.6	$(285.4)	$98.1	$4,006.2
Net income	—	—	—	—	48.3	—	3.7	52.0
Other comprehensive income	—	—	—	—	—	100.7	(0.1)	100.6
Stock-based compensation	—	—	20.1	—	—	—	—	20.1
Employee share purchase plan	0.1	—	10.0	—	—	—	—	10.0
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units	0.8	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.7)	—	—	—	(28.7)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Balance, March 31, 2022	192.4	$2.0	$2,219.2	$(280.8)	$2,284.5	$(184.7)	$101.7	$4,141.9
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of TransUnion have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. All significant intercompany transactions and balances have been eliminated. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables. The operating results of TransUnion for the periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The Company’s year-end Consolidated Balance Sheet data was derived from audited financial statements. Therefore, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2022.
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
Impact of COVID-19 on Our Financial Statements
Given ongoing uncertainty and the unpredictable nature of the COVID-19 pandemic, including the rise of variants of the virus and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact on various aspects of our business in the future, including our consolidated financial statements.
Trade Accounts Receivable
We base our allowance for doubtful accounts estimate on our historical loss experience, our current expectations of future losses, current economic conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse financial condition or for existing contractual disputes.

The following is a rollforward of the allowance for doubtful accounts for the periods presented:

	Three Months Ended March 31,
	2022	2021
Beginning Balance	$10.7	$17.1
Provision for losses on trade accounts receivable	2.1	—
Write-offs, net of recovered accounts	0.5	(0.3)
Ending balance	$13.3	$16.8
Long-Lived Assets and Goodwill
We review long-lived asset groups that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We test goodwill for impairment on an annual basis, in the fourth quarter, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. As additional information becomes available to us, our future assessment of impairments to long-lived assets and goodwill could materially and adversely impact our consolidated financial statements in future reporting periods.
The decrease in other intangibles, net of accumulated amortization, as of March 31, 2022, compared with December 31, 2021, is due primarily to 2022 amortization expense and a decrease due to the cumulative translation adjustment of our foreign entities long-lived assets resulting from changes to foreign exchange rates between periods, partially offset by an increase from expenditures for the development of internal use software. The decrease in goodwill as of March 31, 2022, compared with December 31, 2021, is due primarily to adjustments made to our preliminary purchase price allocations, and cumulative translation adjustments of our foreign entities goodwill resulting from changes to foreign exchange rates between periods. The offset to these translation adjustments are included in accumulated other comprehensive loss on our balance sheet.
Recently Adopted Accounting Pronouncements
There are no recent accounting pronouncements that have been adopted by TransUnion.
Recent Accounting Pronouncements Not Yet Adopted
On March 31, 2022, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 740): Troubled Debt Restructurings and Vintage Disclosures. This ASU among other things, updates accounting and disclosures for public business entities to disclose gross write-offs and gross recoveries by class of financing receivable and major security type in vintage disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods therein. We are assessing this guidance but do not anticipate it will have material impact on our consolidated financial statements.
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

We acquired 100% of the equity interests of Neustar for $3,095.2 million in cash, including a purchase price reduction of $11.4 million recorded in the first quarter of 2022 for certain customary purchase price adjustments as set forth in the Neustar Agreement. The acquisition was funded primarily with the proceeds from the issuance of our Incremental Term B-6 Loan, which closed concurrently with the closing of the transaction. See Note 10, “Debt,” for additional information about our Incremental Term B-6 Loan. There was no contingent consideration resulting from this transaction.
We engaged in business activities with Neustar prior to the acquisition that were not material. The results of operations of Neustar subsequent to the acquisition date and the acquired assets and assumed liabilities, including the preliminary allocation of goodwill and intangible assets, are included in the U.S. Markets segment.
Sontiq
On December 1, 2021, we completed our previously announced acquisition of Sontiq, pursuant to a Securities Purchase Agreement dated as of October 22, 2021 (the “Sontiq Agreement”), by and among TransUnion Interactive, Inc., EZShield Group Holdings, LLC and EZS Parent Inc.
Sontiq provides solutions including identity monitoring, restoration, and response products and services to help empower consumers and businesses to proactively protect against identity theft and cyber threats. The acquisition of Sontiq provides access to an attractive new base of customers and consumers through a highly recurring subscription-based revenue model and also complements and expands our Consumer Interactive solutions portfolio by providing valuable identity protection services for consumers. Sontiq’s identity security monitoring products incorporate our credit data, are highly complementary to our capabilities and are expected to significantly increase our opportunities for growth.
We acquired 100% of the equity interests of Sontiq for $642.6 million in cash, including the final purchase price adjustments as set forth in the Sontiq Agreement. The acquisition was funded primarily with the proceeds from the issuance of our Second Lien Term Loan, which closed concurrently with the closing of the transaction. The Second Lien Term Loan was repaid in full prior to December 31, 2021.
The results of operations of Sontiq subsequent to the acquisition date and the acquired assets and assumed liabilities, including the preliminary allocation of goodwill and intangible assets, are included within the Consumer Interactive segment.
Acquisition Costs
We recognized additional transaction costs related to the acquisitions of Neustar and Sontiq of $2.8 million for the three months ended March 31, 2022, which we have recorded within other income and expense.
Purchase Price Allocations
The purchase price for each acquisition is preliminary, pending final customary purchase price adjustments. The valuations of the assets acquired and liabilities assumed have not yet been finalized as of March 31, 2022. The purchase price allocations are preliminary and subject to change, including the valuation of intangible assets, income taxes and goodwill, among other items. The purchase price allocations for each of the acquisitions will be finalized as the information necessary to complete the analyses is obtained. We expect to complete each analysis within one year from the acquisition date.
The fair values assigned to assets acquired and liabilities assumed as of March 31, 2022 are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analysis. Further, we have not yet allocated goodwill to reporting units.
The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed, inclusive of measurement period adjustments:

	December 1, 2021
(in millions)	Neustar	Sontiq	Total
Purchase price[1]:	$3,095.2	$642.6	$3,737.8

Assets acquired:
Cash and cash equivalents	$122.7	$17.8	$140.4
Trade accounts receivable	118.7	10.3	129.0
Other current assets	24.6	1.4	26.0
Right of use lease assets	83.2	2.4	85.6
Property, plant and equipment	42.3	5.2	47.5
Identifiable intangible assets	1,513.0	235.9	1,748.9
Goodwill[1,2]	1,880.4	447.2	2,327.5
Other assets	5.4	0.2	5.6
Total assets acquired	$3,790.4	$720.2	$4,510.5

Liabilities assumed:
Accounts payable	$29.1	$7.5	$36.6
Other current liabilities	158.4	4.7	163.1
Deferred revenue	49.3	19.1	68.5
Operating lease liabilities	87.8	2.4	90.1
Other liabilities	14.7	0.1	14.7
Deferred tax liabilities[1]	355.9	43.9	399.8
Total liabilities assumed	$695.2	$77.6	$772.7

Net assets acquired:	$3,095.2	$642.6	$3,737.8
(1) During the three months ended March 31, 2022, we reduced the purchase price for Neustar by $11.4 million to reflect our current estimate of purchase price adjustments. Additionally, we recorded other measurement period adjustments impacting deferred tax liabilities, other current liabilities and goodwill. The impact of these adjustments resulted in a decrease to goodwill of $19.9 million, a decrease in deferred tax liabilities of $9.2 million and an increase in other current liabilities of $0.8 million.
(2) For tax purposes, we estimate that $326.6 million of the goodwill, which originated from previous acquisitions of Neustar and Sontiq, is tax deductible.

Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and the weighted average amortization period as of the acquisition date:

	December 1, 2021
	Neustar		Sontiq
(dollars in millions)	Fair Value	Weighted-Average Amortization Period	Fair Value	Weighted-Average Amortization Period
Customer relationships	$1,183.0	18 years	$182.8	17 years
Technology and software	320.0	10 years	49.3	10 years
Trade names and trademarks	10.0	1 year	1.5	1 year
Non-compete agreements	—	—	2.3	2 years
Total identifiable intangible assets	$1,513.0	16 years	$235.9	15 years
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
Other identifiable intangible assets
Other identifiable intangible assets include trade names and trademarks and non-compete agreements for key employees, which are not material. Trade names and trademarks were valued using the relief-from-royalty method, and non-compete agreements were valued using the lost income method.
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
3. Discontinued Operations
On December 17, 2021, we completed the sale of our Healthcare business for total consideration of $1,706.4 million in cash, including a $0.5 million true-up to our estimate of net working capital recorded in the first quarter 2022. The after-tax net proceeds were approximately $1.4 billion. The terms and conditions of the transaction are set forth in the Stock Purchase Agreement dated as of October 26, 2021, by and between Trans Union LLC and nThrive, Inc. (“nThrive”). We also entered into a transition services agreement (“TSA”) that requires Trans Union LLC to provide certain administrative and operational services to nThrive on a transitional basis for generally up to 24 months. This agreement is not material and does not confer upon us the ability to influence the operating or financial policies of nThrive subsequent to the closing date. Income generated from the services provided under the TSA has been recorded in other income and (expense), net on our consolidated statements of income.
As the transaction closed on December 17, 2021, there are no assets or liabilities of discontinued operations on our consolidated balance sheet as of March 31, 2022 or December 31, 2021.
The results of operations of the Healthcare business are presented as income from discontinued operations, net of tax, on our consolidated statements of income. The following table presents financial results of the Healthcare business for each respective period:

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue	$—	$46.4
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	0.3	16.4
Selling, general and administrative	0.4	8.1
Depreciation and amortization	—	4.8
Total operating expenses	0.7	29.3
Operating income of discontinued operations	(0.7)	17.1
Non-operating income and (expense)	(0.3)	—
Income before income taxes from discontinued operations	(1.0)	17.1
Provision for income taxes	0.1	(3.8)
Gain on sale of discontinued operations, net of tax	0.5	—
Income from discontinued operations, net of tax	$(0.4)	$13.3
4. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 6 and 10)	$133.1	$—	$133.1	$—
Available-for-sale debt securities (Note 5)	3.0	—	3.0	—
Total	$136.1	$—	$136.1	$—

Liabilities
Interest rate swaps (Notes 9 and 10)	$12.4	$—	$12.4	$—
Put option on Cost Method Investment (Note 9)	11.7	—	—	11.7
Contingent consideration (Note 8)	2.0	—	—	2.0
Total	$26.1	$—	$12.4	$13.7
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 6 and 10)	$12.1	$—	$12.1	$—
Available-for-sale debt securities (Note 5)	3.1	—	3.1	—
Total	$15.2	$—	$15.2	$—

Liabilities
Interest rate swaps (Notes 9 and 10)	$34.5	$—	$34.5	$—
Put option on Cost Method Investment (Note 9)	11.9	—	—	11.9
Contingent consideration (Note 8)	16.8	—	—	16.8
Total	$63.2	$—	$34.5	$28.7
Level 2 instruments consist of foreign exchange-traded corporate bonds and interest rate swaps. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 10, “Debt,” there are two tranches of interest rate swaps that we entered into in 2020. As of March 31, 2022, one of those tranches is in an asset position, and the other is in a liability position.
Level 3 instruments consist of contingent consideration related to a Cost Method investment we acquired in 2021 and a put option on the same Cost Method investment, and contingent consideration obligations of a business we acquired in 2021. During the first quarter of 2022, we paid $14.8 million of contingent consideration obligation related to the Cost Method investment. The put option allows the owner of the other shares to compel TransUnion to purchase their remaining shares, subject to the fulfillment of certain conditions. The fair value of the put option is determined using a Monte Carlo analysis with assumptions that include revenue projections, volatility rates, discount rates and the option period, among others. The contingent consideration obligation of the business we acquired in 2021 is payable to the sellers of a business that the prior owners acquired prior to our ownership, and is contingent upon meeting certain revenue performance metrics. The fair value of this obligation is determined based on an income approach, using our expectations of the future expected revenue of the acquired entities.
5. Other Current Assets
Other current assets consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Prepaid expenses	$155.3	$136.2
Contract assets (Note 12)	5.6	5.2
Marketable securities (Note 4)	3.0	3.1
Other	118.5	87.1
Total other current assets	$282.4	$231.6
Other includes other investments in non-negotiable certificates of deposit that are recorded at their carrying value which approximates fair value.
6. Other Assets
Other assets consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Investments in affiliated companies (Note 7)	$244.6	$240.5
Right-of-use lease assets	146.3	145.1
Interest rate swaps (Notes 4 and 10)	133.1	12.1
Other	63.3	61.3
Total other assets	$587.3	$459.0
The increase in the interest rate swaps asset was due primarily to changes in the forward LIBOR curve during the period.
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
Investments in affiliated companies consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Equity Method investments	$49.9	$46.1
Cost Method investments	193.0	192.6
Limited Partnership investment	1.7	1.8
Total investments in affiliated companies (Note 6)	$244.6	$240.5
These balances are included in other assets in the consolidated balance sheets.
There are call and put options associated with one of our cost method investments that are exercisable in 2024 and 2025, subject to certain restrictions. The carrying value of the call option is included in other assets on our balance sheet. The fair value of the put option is included in other liabilities on our balance sheet, and is adjusted to fair value at each reporting date. See Note 9, “Other Liabilities,” and Note 4, “Fair Value,” for additional information about the contingent consideration and put option.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended March 31,
(in millions)	2022	2021
Earnings from equity method investments (Note 15)	$3.0	$3.0
Dividends received from equity method investments	$0.5	$0.6
8. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Income taxes payable	$362.0	$351.1
Accrued payroll and employee benefits	135.1	279.9
Deferred revenue (Note 12)	128.3	133.6
Accrued legal and regulatory (Note 16)	113.1	85.6
Operating lease liabilities	37.9	38.4
Contingent consideration (Note 4)	2.0	16.8
Other	55.3	66.8
Total other current liabilities	$833.7	$972.2
The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2022 that were earned in 2021. The increase in accrued legal and regulatory was due primarily to an increase of our estimated liabilities for certain legal and regulatory expenses.

9. Other Liabilities
Other liabilities consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Operating lease liabilities	$119.7	$119.1
Unrecognized tax benefits, net of indirect tax effects (Note 14)	41.4	40.7
Interest rate swaps (Notes 4 and 10)	12.4	34.5
Put option (Note 4)	11.7	11.9
Deferred revenue (Note 12)	6.9	6.5
Other	16.3	20.2
Total other liabilities	$208.4	$232.9
The decrease in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.
10. Debt
Debt outstanding consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Senior Secured Term Loan B-6, payable in quarterly installments through December 1, 2028, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (2.75% at March 31, 2022, and 2.75% at December 31, 2021), net of original issue discount and deferred financing fees of $6.5 million and $36.3 million, respectively, at March 31, 2022, and original issue discount and deferred financing fees of $7.7 million and $43.1 million, respectively, at December 31, 2021	$2,649.5	$3,049.2
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (2.21% at March 31, 2022, and 1.85% at December 31, 2021), net of original issue discount and deferred financing fees of $3.0 million and $7.3 million, respectively, at March 31, 2022, and original issue discount and deferred financing fees of $3.2 million and $7.7 million, respectively, at December 31, 2021	2,221.1	2,227.1
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (1.96% at March 31, 2022, and 1.35% at December 31, 2021), net of original issue discount and deferred financing fees of $1.8 million and $1.1 million, respectively, at March 31, 2022, and original issue discount and deferred financing fees of $1.9 million and $1.2 million, respectively, at December 31, 2021	1,075.3	1,089.4
Senior Secured Revolving Credit Facility	—	—
Finance leases	0.2	0.2
Total debt	5,946.1	6,365.9
Less short-term debt and current portion of long-term debt	(114.6)	(114.6)
Total long-term debt	$5,831.5	$6,251.3
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

For the three months ended March 31, 2022, we prepaid $400.0 million of our Senior Secured Term Loan B-6, funded from our cash on hand. As a result of this prepayment, we expensed $6.5 million of our unamortized original issue discount and deferred financing fees to other income and expense in the consolidated statement of income.
As of March 31, 2022, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
TransUnion also has the ability to request incremental loans on the same terms under the Senior Secured Credit Facility up to the sum of the greater of $1,000.0 million and 100% of Consolidated EBITDA, minus any amounts of secured indebtedness previously issued under this provision, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25-to-1, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2022, we were in compliance with all debt covenants.
Interest Rate Hedging
On December 23, 2021, we entered into new interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,596.0 million that amortizes each quarter. The agreement requires TransUnion to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,115.0 million that amortizes each quarter. The first swap requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second swap commences on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second swap requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The current aggregate notional amount under these agreements is $1,385.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022. The agreements require TransUnion to pay fixed rates currently fixed at 2.702% and 2.706% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
The change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The net change in the fair value of the swaps resulted in unrealized gains of $143.1 million ($107.3 million, net of tax) and $28.3 million ($21.3 million, net of tax) for the three months ended March 31, 2022 and 2021, respectively, recorded in other comprehensive income. Interest expense on the swaps in the three months ended March 31, 2022 and 2021 was $13.7 million ($10.3 million, net of tax) and $10.2 million ($7.7 million, net of tax), respectively. We currently expect to recognize a gain of approximately $3.9 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.

Fair Value of Debt
As of March 31, 2022 and December 31, 2021 the fair value of our Senior Secured Term Loan B-6, excluding original issue discounts and deferred fees was approximately $2,662.0 million and $3,096.1 million, respectively. As of March 31, 2022 and December 31, 2021 the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees was approximately $2,186.9 million and $2,217.0 million, respectively. As of March 31, 2022 and December 31, 2021, the fair value of our Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees, was approximately $1,051.2 million and $1,076.1 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
11. Stockholders’ Equity
Common Stock Dividends
In the first quarter of 2022 we paid dividends of $0.095 per share totaling $18.3 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
During the first quarter of 2022 and 2021, 0.8 million and 0.9 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement. During the first quarter of 2022 and 2021, we remitted cash equivalent to the value of the shares employees used to satisfy their withholding obligations of $28.7 million and $27.7 million, respectively.
Preferred Stock
As of March 31, 2022 and December 31, 2021, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of March 31, 2022 and December 31, 2021.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. There is one material fixed fee contract with a duration of more than one year, and for this contract, we expect to recognize revenue of approximately $117.0 million over the next two years and $121.9 million thereafter.
For additional disclosures about the disaggregation of our revenue see Note 15, “Reportable Segments.”
13. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
As of March 31, 2022 there were fewer than 0.1 million anti-dilutive weighted stock-based awards outstanding, compared to 0.3 million as of March 31, 2021. As of March 31, 2022, there were fewer than 0.1 million contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, because the contingencies had not been met, compared to 0.3 million as of March 31, 2021.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Income from continuing operations	$52.3	$117.3
Less: income from continuing operations attributable to noncontrolling interests	(3.7)	(2.7)
Income from continuing operations attributable to TransUnion	48.7	114.6
Discontinued operations, net of tax	(0.4)	13.3
Net income attributable to TransUnion	$48.3	$127.9

Basic Earnings Per Share:
Income from continuing operations attributable to TransUnion	$0.25	$0.60
Discontinued operations, net of tax	—	0.07
Net Income attributable to TransUnion	$0.25	$0.67

Diluted Earnings Per Share:
Income from continuing operations attributable to TransUnion	$0.25	$0.60
Discontinued operations, net of tax	—	0.07
Net Income attributable to TransUnion	$0.25	$0.66

Weighted-average shares outstanding:
Basic	192.1	190.9
Dilutive impact of stock based awards	1.1	1.6
Diluted	193.2	192.5
14. Income Taxes
For the three months ended March 31, 2022, we reported an effective tax rate of 31.8%, which was higher than the 21.0% U.S. federal statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters, state taxes and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation.
For the three months ended March 31, 2021, we reported an effective tax rate of 16.8%, which was lower than the 21.0% U.S. federal statutory rate due primarily to excess tax benefits on stock-based compensation and discrete tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2018 tax year, partially offset by state taxes and other rate-impacting items. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available.
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $46.4 million as of March 31, 2022, and $45.8 million as of December 31, 2021. The amounts that would affect the effective tax rate if recognized are $29.5 million and $28.3 million, respectively. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $8.2 million as of March 31, 2022, and $7.6 million as of December 31, 2021. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.
15. Reportable Segments
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
We define Adjusted EBITDA as net income (loss) attributable to each segment plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses including certain integration-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income).
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
•Financial Services: The Financial Services vertical, which accounted for 46.1% of our U.S. Markets revenue for the three months ended March 31, 2022, consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.
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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended March 31,
(in millions)	2022	2021
Gross Revenue:
U.S. Markets:
Financial Services	$276.4	$263.1
Emerging Verticals	323.5	158.6
Total U.S. Markets	$599.9	$421.7

International:
Canada	$30.7	$30.4
Latin America	27.3	24.1
United Kingdom	56.4	50.3
Africa	14.7	13.7
India	45.2	34.0
Asia Pacific	16.9	13.8
Total International	$191.2	$166.3

Total Consumer Interactive	$149.6	$130.4

Total revenue, gross	$940.7	$718.3

Intersegment revenue eliminations:
U.S. Markets	$(17.7)	$(17.4)
International	(1.5)	(1.4)
Consumer Interactive	(0.2)	(0.5)
Total intersegment eliminations	$(19.4)	$(19.4)
Total revenue as reported	$921.3	$698.9

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
U.S. Markets Adjusted EBITDA	$216.7	$176.7
International Adjusted EBITDA	82.0	71.4
Consumer Interactive Adjusted EBITDA	68.9	58.5
Total	367.6	306.6
Adjustments to reconcile to income before income taxes:
Corporate expenses(1)	$(33.4)	$(29.1)
Net interest expense	(49.5)	(25.1)
Depreciation and amortization	(128.8)	(89.4)
Stock-based compensation(2)	(20.6)	(15.4)
Mergers and acquisitions, divestitures and business optimization(3)	(14.6)	(1.8)
Accelerated technology investment(4)	(12.0)	(7.3)
Net other(5)	(35.7)	(0.1)
Net loss (income) attributable to non-controlling interests	3.7	2.7
Total adjustments	(290.9)	(165.5)
Income from continuing operations before income taxes	$76.7	$141.0
(1)Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
(2)Consisted of stock-based compensation and cash-settled stock-based compensation.
(3)For the three months ended March 31, 2022, consisted of the following adjustments: $(9.0) million of Neustar integration costs; $(8.9) million of acquisition expenses; a ($0.2) million adjustment to fair value of put options; and a $3.5 million reimbursement for transition services related to divested businesses, net of separation expenses.
For the three months ended March 31, 2021, consisted of the following adjustments: $(1.1) million of acquisition expenses; $(1.1) million of adjustments to contingent consideration expense from previous acquisitions; and a $0.5 million gain on the sale of a cost method investment.
(4)Represents expenses associated with our accelerated technology investment to migrate to the cloud.
(5)For the three months ended March 31, 2022, net other consisted of the following adjustments: $(28.4) million for certain legal and regulatory expenses; $(6.5) million of deferred loan fees written off as a result of the prepayments on our debt; and $(0.7) million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended March 31, 2021, consisted of the following adjustments: $(0.1) million of net other, which includes deferred loan fees written off as a result of prepayments on our debt, loan fees, and net gains from currency remeasurement of our foreign operations.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
U.S. Markets	$0.4	$0.6
International	2.6	2.4
Total	$3.0	$3.0
16. Contingencies
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
As of March 31, 2022 and December 31, 2021, we have accrued $113.1 million and $85.6 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
The following discussion describes material developments in previously disclosed material legal and regulatory matters that occurred in the three months ended March 31, 2022. Refer to Part II, Item 8, Footnote 22, “Contingencies” of our Annual Report on Form 10-K for the year ended December 31, 2021, for a full description of our material pending legal and regulatory matters at that time.
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
CFPB Matters
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Consumer Financial Protection Bureau (“CFPB”), informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleged that we failed to comply with and timely implement a Consent Order issued by the CFPB in January 2017 (the “Consent Order”), and further alleged additional violations related to Consumer Interactive’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc.

(collectively, the “TU Entities”) and the former President of Consumer Interactive, John Danaher, in the United States District Court for the Northern District of Illinois seeking restitution, civil money penalties, and injunctive relief, among other remedies, and alleging that the TU Entities violated the Consent Order, engaged in deceptive acts and practices in marketing the TransUnion Credit Monitoring product, failed to obtain signed written authorizations from consumers before debiting their bank accounts for the TransUnion Credit Monitoring product and diverted consumers from their free annual file disclosure into paid subscription products. The CFPB further alleges that Mr. Danaher violated the Consent Order and that we and Trans Union LLC provided substantial assistance to TransUnion Interactive, Inc. in violating the Consent Order and the law. We continue to believe that our marketing practices are lawful and appropriate and that we have been, and remain, in compliance with the Consent Order, and we will vigorously defend against allegations to the contrary in such proceedings.
As of March 31, 2022, we have an accrued liability of $56.0 million, compared with $26.5 million as of December 31, 2021, in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter.
In March 2022, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our tenant and employment screening business, TransUnion Rental Screening Solutions, Inc. (“TURSS”). The NORA letter alleges that Trans Union LLC and TURRS violated the Fair Credit Reporting Act by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. We believe that our acts and practices are lawful and we intend to vigorously defend against any allegations to the contrary. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome of any such action. As of March 31, 2022, we have recorded an accrual for an immaterial amount in connection with this matter. There is a possibility that a loss in excess of amounts accrued may be incurred; however, the possible loss or range of loss is not estimable at this time.
17. Subsequent Event
On April 8, 2022, we closed on our previously announced agreement to acquire Verisk Financial Services, the financial services business unit of Verisk Analytics, Inc., including its leading core businesses, Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. We acquired 100% of the outstanding equity of the entities that comprise the financial services business unit for approximately $515 million, funded with cash on hand, and subject to certain customary purchase price adjustments. There is no contingent consideration related to this transaction. This acquisition will allow us to provide more enhanced and holistic solution capabilities that help our customers make better and faster decisions that will help them increase financial inclusion, acquire new accounts, and improve fraud prevention, risk management and other solutions.
We intend to retain the leading core businesses of Argus and Commerce Signals businesses and divest the other businesses. The results of operations of the core businesses will be included in our U.S. Markets reportable segment from the date of acquisition. We will classify the net assets of the other businesses as held-for-sale, and the operations of those businesses as discontinued operations, as of the date of acquisition.
Due to the proximity of the closing date of the acquisition to the date of this filing, the initial accounting for the business combination is incomplete. As a result, at this time we are unable to disclose certain information including the provisional fair value estimates of the identifiable net assets acquired and goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
We provide solutions that enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, mitigate fraud, and effectively manage call center operations. Businesses embed our solutions into their process workflows to deliver critical insights and enable effective actions. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services and the Emerging Verticals, consisting of Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as Neustar, Inc. (“Neustar”). We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India, and Asia Pacific.
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
Our solutions are based on a foundation of data assets across financial, credit, alternative credit, identity, phone activity, digital device information, marketing, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our acquisition of Neustar, and particularly its OneID platform, will further enhance our ability to deliver real-time, persistent identity resolution of disparate data fragments and attributes, in a privacy compliant manner. Our technology infrastructure allows us to efficiently integrate our data with our analytics and technology capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics resources, including our people and tools driving predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable us to provide businesses and consumers with better insights.

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
Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, identity protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels. The results of operations of Sontiq, Inc. (“Sontiq”) are included in the Consumer Interactive segment and our consolidated statements of income since the date of acquisition.
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

Factors Affecting Our Results of Operations
The following are certain key factors that have affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends:
Our revenues can be significantly influenced by general macroeconomic conditions, including the impact of the global COVID-19 pandemic, the availability of credit and capital, interest rates, inflation, employment levels, consumer confidence and housing demand. Given the ongoing uncertainty and the unpredictable nature of the pandemic, including the rise of variants of the virus and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact on various aspects of our business in the future, including our results of operations.
In the markets where we compete, we have seen generally improving macroeconomic conditions since the low point in April 2020, continuing into the first quarter of 2022. In the United States, macroeconomic improvements were driven by an increase in gross domestic product (“GDP”) and continuing decreases in unemployment rates, offset by rising interest rates and concerns about geopolitical events. We saw similar macroeconomic improvements in our international markets, although in certain of these markets there remains higher ongoing concerns about the impact of COVID-19. These macroeconomic improvements helped drive top and bottom line growth in all of our segments in the first quarter of 2022. Our U.S. Markets and Consumer Interactive segments were further enhanced by the results of our recent acquisitions.
While we believe that a positive but slowing global GDP growth is expected for the remainder of 2022, such expectations are tempered by increasing concerns around rising inflation, energy prices and interest rates, geopolitical tensions including the war in Ukraine, persistent supply chain and labor shortage concerns, waning consumer confidence and ongoing concerns about COVID-19.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. The impact of significant recent and expected future inflation could have a substantial negative impact on our business, including decreased demand for our services as a result of rising interest rates and slowing consumer spending and lower demand for credit.
Recent Developments
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:
On December 1, 2021, we made two significant business acquisitions that materially affected our first quarter 2022 results of operations, which impacts the comparability of such results to the first quarter 2021 results of operations. In addition, we closed another business acquisition on April 8, 2022. These acquisitions will affect the comparability of our results of operations for the remainder of 2022. See Part I, Item 1, Note 2 “Business Acquisitions” and Note 17, “Subsequent Event” for further information about these transactions.
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
On April 12, 2022, after failed settlement negotiations with the Consumer Financial Protection Bureau (“CFPB”) regarding a certain regulatory matter, the CFPB filed a lawsuit against us, Trans Union, LLC TransUnion Interactive, Inc. and our former President of Consumer Interactive. As of March 31, 2021, we have an accrued liability of $56.0 million, compared with $26.5 million as of December 31, 2021, in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred. Such an outcome could have a material adverse effect on our results of operations and financial condition. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 16, “Contingencies,” for further information about this matter.
On January 31, 2022, we prepaid $400 million of our Senior Secured Term Loan B-6, funded from our cash on hand.
On January 24, 2022, we reached a tentative class settlement with the plaintiffs in Ramirez v. Trans Union LLC (“Ramirez” or the “Ramirez Litigation”), which will require court approval. We expect this matter to be resolved by the end of 2022. See Part 1, Item 1, Note 16, “Contingencies” for additional information.
On December 23, 2021, we entered into a tranche of interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The tranche commenced on December 31, 2021, and expires on December 31, 2026, with a current aggregate notional amount of $1,600.0 million that amortizes each quarter. The tranche requires TransUnion to pay fixed rates varying between 1.428% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 1, 2021, we entered into an agreement to amend certain provisions of the Senior Secured Credit Facility and exercise our right to draw additional debt in an amount of $3,100 million, less original issue discount and deferred financing fees of $7.8 million and $43.6 million, respectively. Proceeds from the incremental loan on the Senior Secured Credit Facility were used to finance the acquisition of Neustar.
In March 2021, we prepaid $85.0 million of our Senior Secured Term Loans, funded from our cash on hand.
Recent Acquisitions
We selectively evaluate acquisitions as a means to expand our business and enter new markets. Since January 1, 2021, we have completed the following acquisitions, including those that impact the comparability of our results between periods:
•On April 8, 2022, we closed on our previously announced agreement to acquire Verisk Financial Services, the financial services business unit of Verisk Analytics, Inc., including its leading core businesses of Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. We acquired 100% of the outstanding equity of the entities that comprise the financial services business unit for approximately $515 million, funded with cash on hand, and subject to certain customary purchase price adjustments as set forth in the purchase agreement. This acquisition will allow us to provide more enhanced and holistic solution capabilities that help our customers make better and faster decisions that will help them increase financial inclusion, acquire new accounts, and improve fraud prevention, risk management and other solutions.
We will retain the leading core businesses of Verisk Financial Services, and plan to divest the other businesses. The results of operations of the core businesses will be included in our U.S. Markets reportable segment from the date of acquisition. We will classify the net assets of the other businesses as held-for-sale, and the operations of those businesses as discontinued operations, as of the date of acquisition.
•On December 1, 2021, we acquired 100% of the equity of Neustar, a premier identity resolution company with leading solutions in Marketing, Risk and Communications, enables customers to build connected consumer experiences by combining decision analytics with real-time identity resolution services driven by its OneID platform. The results of operations of Neustar are included in Emerging Verticals as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.
•On December 1, 2021, we acquired 100% of the equity of Sontiq, a leader in digital identity protection and security, provides solutions including identity monitoring, restoration, and response products and services to help empower consumers and businesses to proactively protect against identity theft and cyber threats. The results of operations of Sontiq, which are not material to our consolidated financial statements, are included in the Consumer Interactive segment in our consolidated statements of income since the date of the acquisition.
Key Components of Our Results of Operations
Revenue
The following is a more detailed description of how we derive and report revenue for our three reportable segments:
U.S. Markets
U.S. Markets provides consumer reports, actionable insights and analytics such as credit and other scores, and solutions capabilities to businesses. We report disaggregated revenue of our U.S. Markets segment for the following verticals:
•Financial Services: The Financial Services vertical, which accounts for approximately 46.1% of our U.S. Markets revenue for the three months ended March 31, 2022, consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our financial services clients consist of most banks, credit unions, finance companies, POS/BNPL lenders, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.
•Emerging Verticals: Emerging verticals include Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other verticals we serve, as well as our Neustar business. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.
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
For the three months ended March 31, 2022 and 2021, these key indicators were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Revenue:
Consolidated revenue as reported	$921.3	$698.9	$222.4	31.8%
U.S. Markets gross revenue	599.9	421.7	178.2	42.3%
International gross revenue	191.2	166.3	25.0	15.0%
Consumer Interactive gross revenue	149.6	130.4	19.2	14.7%

Reconciliation of net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$48.3	$127.9	$(79.6)	(62.2)%
Discontinued operations	(0.4)	13.3	(13.7)	nm
Net income from continuing operations attributable to TransUnion	$48.7	$114.6	$(65.9)	(57.5)%
Net interest expense	49.5	25.1	24.4	96.9%
Provision for income taxes	24.4	23.7	0.6	2.7%
Depreciation and amortization	128.8	89.4	39.4	44.0%
EBITDA	$251.3	$252.9	$(1.6)
Adjustments to EBITDA:
Stock-based compensation(1)	$20.6	$15.4	$5.2	nm
Mergers and acquisitions, divestitures and business optimization(2)	14.6	1.8	12.8	nm
Accelerated technology investment(3)	12.0	7.3	4.7	nm
Net other(4)	35.7	0.1	35.6	nm
Total adjustments to EBITDA	$82.9	$24.6	$58.2	nm
Consolidated Adjusted EBITDA	$334.2	$277.5	$56.7	20.4%

Adjusted EBITDA:
U.S. Markets	$216.7	$176.7	$40.0	22.6%
International	82.0	71.4	10.6	14.8%
Consumer Interactive	68.9	58.5	10.4	17.8%
Corporate	(33.4)	(29.1)	(4.3)	(14.7)%
Consolidated Adjusted EBITDA	$334.2	$277.5	$56.7	20.4%

Other metrics:
Cash provided by operating activities	$11.6	$127.7	$(116.1)	(90.9)%
Capital expenditures	(58.6)	(40.7)	(17.9)	44.0%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the tables above and footnotes below.
(1)Consisted of stock-based compensation and cash-settled stock-based compensation.

(2)For the three months ended March 31, 2022, consisted of the following adjustments: $9.0 million of Neustar integration costs; $8.9 million of acquisition expenses; a $0.2 million adjustment to fair value of put options; and a $(3.5) million reimbursement for transition services related to divested businesses, net of separation expenses.
For the three months ended March 31, 2021, consisted of the following adjustments: $1.1 million of acquisition expenses; $1.1 million of adjustments to contingent consideration expense from previous acquisitions; and a $(0.5) million gain on the sale of a cost method investment.
(3)Represents expenses associated with our accelerated technology investment.
(4)For the three months ended March 31, 2022, net other consisted of the following adjustments: $28.4 million for certain legal and regulatory expenses; $6.5 million of deferred loan fees written off as a result of the prepayments on our debt; and $(0.7) million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended March 31, 2021, consisted of the following adjustments: $0.1 million of net other, which includes deferred loan fees written off as a result of prepayments on our debt, loan fees, and net gains from currency remeasurement of our foreign operations.

Non-GAAP Key Performance Indicators
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) attributable to TransUnion plus (less) loss (income) from discontinued operations, net of tax, plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses, including Neustar integration-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income).
We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. Our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Under the credit agreement governing our Senior Secured Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income (loss) attributable to TransUnion. The table above provides a reconciliation from our net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three months ended March 31, 2022 and 2021.

Revenue
For the three months ended March 31, 2022, revenue increased $222.4 million, or 31.8%, compared with the same period in 2021, due primarily to an increase in revenue from our recent acquisitions of 24.6%, improving macroeconomic conditions in all of our markets and revenue from new product initiatives. Revenue decreased 0.6% from the impact of foreign currencies.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
U.S. Markets:
Financial Services	$276.4	$263.1	$13.4	5.1%
Emerging Verticals	323.5	158.6	164.8	103.9%
U.S. Markets gross revenue	$599.9	$421.7	$178.2	42.3%

International:
Canada	$30.7	$30.4	$0.3	0.9%
Latin America	27.3	24.1	3.2	13.2%
United Kingdom	56.4	50.3	6.1	12.1%
Africa	14.7	13.7	1.0	7.6%
India	45.2	34.0	11.2	33.1%
Asia Pacific	16.9	13.8	3.2	22.9%
International gross revenue	$191.2	$166.3	$25.0	15.0%

Consumer Interactive gross revenue	$149.6	$130.4	$19.2	14.7%

Total gross revenue	$940.7	$718.3	$222.4	31.0%

Intersegment revenue eliminations:
U.S. Markets	$(17.7)	$(17.4)	$(0.3)	(1.6)%
International	(1.5)	(1.4)	—	(2.0)%
Consumer Interactive	(0.2)	(0.5)	0.3	53.9%
Total intersegment revenue eliminations	$(19.4)	$(19.4)	$—	(0.1)%
Total revenue as reported	$921.3	$698.9	$222.4	31.8%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
U.S. Markets Segment
U.S. Markets revenue increased $178.2 million, or 42.3%, for the three months ended March 31, 2022, compared with the same period in 2021, due to an increase in revenue in both verticals, including an increase of 35.4% from our recent acquisition in our Emerging Markets vertical.

Financial Services: Revenue increased $13.4 million, or 5.1%, for the three months ended March 31, 2022, compared with the same period in 2021. The increase in revenue is due primarily to improvements in macroeconomic conditions and new product initiatives in our consumer lending, card and banking, and auto lines of business, partially offset by a decrease in revenue in our mortgage line of business as volumes have declined due to rising interest rates. We anticipate a decline in our mortgage line of business will continue for the foreseeable future as we expect interest rates to continue to rise.
Emerging Verticals: Revenue increased $164.8 million, or 103.9%, for the three months ended March 31, 2022, compared with the same period in 2021. The increase in revenue is due primarily to an increase of 94.0% from our recent acquisition, and improving macroeconomic conditions and revenue from new product initiatives in all of our verticals.
International Segment
International revenue increased $25.0 million, or 15.0%, for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and a decrease in revenue of 2.7% from the impact of weakening foreign currencies.
Canada: Revenue increased $0.3 million, or 0.9%, for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and new product initiatives. There was no impact from foreign currencies.
Latin America: Revenue increased $3.2 million, or 13.2%, for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and a decrease of 3.8% from the impact of weakening foreign currencies.
United Kingdom: Revenue increased $6.1 million, or 12.1%, for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and a decrease of 3.1% from the impact of weakening foreign currencies.
Africa: Revenue increased $1.0 million, or 7.6%, for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and a decrease of 1.9% from the impact of weakening foreign currencies.
India: Revenue increased $11.2 million, or 33.1%, for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and a decrease of 4.4% from the impact of weakening foreign currencies.
Asia Pacific: Revenue increased $3.2 million, or 22.9%, for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volume resulting from improving economic conditions and from new product initiatives, and a decrease of 1.9% from the impact of weakening foreign currencies.
Consumer Interactive Segment
Consumer Interactive revenue increased $19.2 million, or 14.7%, for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to an increase of 17.3% from our recent acquisition, partially offset by a decrease in our other channels.
Operating Expenses
Operating expenses for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Cost of services	$298.0	$226.8	$71.3	31.4%
Selling, general and administrative	359.5	219.1	140.3	64.0%
Depreciation and amortization	128.8	89.4	39.4	44.0%
Total operating expenses	$786.3	$535.3	$251.0	46.9%
As a result of displaying amounts in millions, rounding differences may exist in the table above.

Cost of Services
Cost of services increased $71.3 million for the three months ended March 31, 2022, compared with the same period in 2021.
The increase was due primarily to:
•operating costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase in product costs resulting from the increase in revenue in all of our segments;
•an increase in labor costs, including an increase in incentive compensation due to improvements in performance, primarily in our U.S. Markets and International segments; and
•an increase in costs from our accelerated technology investment, partially offset by:
•the impact of foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $140.3 million for the three months ended March 31, 2022, compared with the same period in 2021.
The changes were due primarily to:
•operating costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase for certain legal and regulatory expenses;
•an increase in labor costs;
•an increase in travel and entertainment expenses due to increased travel following the easing of COVID-19 travel restrictions, primarily in our U.S. Markets segment, partially offset by:
•a decrease in advertising, primarily in our Consumer Interactive segment; and
•the impact of foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $39.4 million for the three months ended March 31, 2022, compared with the same period in 2021. These increases were due primarily to an increase in depreciation and amortization from recent acquisitions of tangible and intangible assets, partially offset by a decrease in amortization related to certain intangible assets from our 2012 change in control transaction that have become fully amortized.

Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Revenue:
U.S. Markets gross revenue	$599.9	$421.7	$178.2	42.3%
International gross revenue	191.2	166.3	25.0	15.0%
Consumer Interactive gross revenue	149.6	130.4	19.2	14.7%
Total gross revenue	$940.7	$718.3	$222.4	31.0%
Less: intersegment revenue eliminations	(19.4)	(19.4)	—	(0.1)%
Total revenue as reported	$921.3	$698.9	$222.4	31.8%

Adjusted EBITDA(1):
U.S. Markets	$216.7	$176.7	$40.0	22.6%
International	82.0	71.4	10.6	14.8%
Consumer Interactive	68.9	58.5	10.4	17.8%
Corporate	(33.4)	(29.1)	(4.3)	(14.7)%
Consolidated Adjusted EBITDA(1)	$334.2	$277.5	$56.7	20.4%

Adjusted EBITDA margin(1):
U.S. Markets	36.1%	41.9%		(5.8)%
International	42.9%	42.9%		(0.1)%
Consumer Interactive	46.1%	44.9%		1.2%
Consolidated Adjusted EBITDA margin(1)	36.3%	39.7%		(3.4)%
Net income attributable to TransUnion as a percentage of revenue	5.2%	18.3%		(13.1)%
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
Consolidated Adjusted EBITDA increased $56.7 million for the three months ended March 31, 2022, compared to the same periods in 2021.
The increase was due primarily to:
•an increase in revenue from our recent acquisitions in our U.S. Markets and Consumer Interactive segments, and improving macroeconomic conditions in all of our markets; and
•a decrease in advertising costs, primarily in our Consumer Interactive segment, partially offset by:
•an increase in operating costs from our recent acquisition in our Consumer Interactive segment;
•an increase in product costs resulting from the increase in revenue in all of our segments;
•an increase in labor costs, including incentive compensation, primarily in our U.S. Markets and International segments and in Corporate; and
•an increase in travel and entertainment expenses following the easing of COVID-19 travel restrictions.
Adjusted EBITDA margin for the U.S. Markets segment decreased due primarily to the impact of the lower margin profile of the Neustar business, an increase in product costs resulting from the increase in revenue, an increase in incentive compensation costs due to improved performance, an increase in bad debt expense, and an increase in travel and entertainment expenses as a result of fewer travel restrictions, partially offset by an increase in revenue and improving market conditions in both of our verticals as well as revenue from our recent acquisitions.

Adjusted EBITDA margins for the International segment was flat, an increase in revenue and improving market conditions in all of our regions was offset by an increase in incentive compensation costs due to improved performance, increased travel and entertainment expenses due to fewer travel restrictions, and an increase in bad debt expense.
Adjusted EBITDA margin for the Consumer Interactive segment increased due primarily to an increase in revenue and a decrease in advertising costs, partially offset by integration costs for Sontiq.
Non-Operating Income and Expense

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Interest expense	$(50.2)	$(25.8)	$(24.4)	(94.6)%
Interest income	0.7	0.7	—	5.6%
Earnings from equity method investments	3.0	3.0	—	0.7%
Other income and expense, net:
Acquisition fees	(8.9)	(1.1)	(7.8)	nm
Loan fees	(6.9)	(0.8)	(6.1)	nm
Other income (expense), net	4.0	1.5	2.5	nm
Total other income and expense, net	(11.8)	(0.4)	(11.4)	nm
Non-operating income and expense	$(58.3)	$(22.5)	$(35.7)	(158.5)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three months ended March 31, 2022, interest expense increased $24.4 million compared with the same periods in 2021. This increase was due to additional borrowings of $3,100.0 million under our Senior Secured Credit Facility to fund the acquisition of Neustar on December 1, 2021, and the impact of an increase in the average interest rate. In the first quarter of 2022, we prepaid $400.0 million of our Senior Secured Term Loans.
Acquisition fees represent costs we have incurred in each period for various acquisition-related efforts.
For the three months ended March 31, 2022, loan fees include $6.5 million of our unamortized original issue discount and deferred financing fees written off as a result of the $400.0 million prepayment of our Senior Secured Term Loan.
Other income (expense), net includes currency remeasurement gains and losses, dividends received from cost method investments, gains and losses on cost method investments, if any, and other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended March 31, 2022, we reported an effective tax rate of 31.8%, which was higher than the 21.0% U.S. federal statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters, state taxes and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation.
For the three months ended March 31, 2021, we reported an effective tax rate of 16.8%, which was lower than the 21.0% U.S. federal statutory rate due primarily to excess tax benefits on stock-based compensation and discrete tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2018 tax year, partially offset by state taxes and other rate-impacting items. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available.
Significant Changes in Assets and Liabilities
Total debt decreased due to our prepayment of $400.0 million of our Senior Secured Term Loans from December 31, 2021 to March 31, 2022 as discussed in Part 1, Item 1, Note 10, “Debt.”

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
Cash and cash equivalents totaled $1,296.8 million and $1,842.4 million at March 31, 2022, and December 31, 2021, respectively, of which $215.7 million and $205.0 million was held outside the United States in each respective period. As of March 31, 2022, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
We also have the ability to request incremental loans on the same terms under the Senior Secured Credit Facility up to the sum of the greater of $1,000.0 million and 100% of Consolidated EBITDA, minus any amounts of secured indebtedness previously issued under this provision, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25-to-1, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
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
On April 8, 2022, we closed on the previously announced acquisition of Verisk Financial Services and paid approximately $515 million towards the purchase price and closing costs funded with cash on hand. For additional information on this transaction, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 17, “Subsequent Events.”
In April 2022, we paid approximately $355 million of taxes due on the gain on the divestiture of our Healthcare business funded with cash on hand.
Each year, the Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2021 and therefore no additional payment will be required in 2022. Additional payments based on excess cash flows could be due in future years. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt,” for additional information about our debt.
For the three months ended March 31, 2021, we prepaid $85.0 million of our Senior Secured Term Loan B-5, funded from our cash on hand.
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. In the first quarter of 2022 we paid dividends of $0.095 per share totaling $18.3 million. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our board.

During the first quarter of 2022, 0.8 million outstanding employee restricted stock units vested and became taxable to the employees. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement. During the first quarter of 2022, we remitted cash to the respective governmental agencies equivalent to the value of the shares employees used to satisfy their withholding obligations of $28.7 million. We expect a similar cash obligation during the first quarter of 2023.
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
Sources and Uses of Cash

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Cash provided by operating activities of continuing operations	$11.6	$127.7	$(116.1)
Cash used in investing activities of continuing operations	(91.0)	(69.4)	(21.6)
Cash used in financing activities of continuing operations	(467.6)	(132.2)	(335.4)
Cash flows of discontinued operations and effect of exchange rate changes on cash and cash equivalents	1.4	14.0	(12.6)
Net change in cash and cash equivalents	$(545.6)	$(59.9)	$(485.7)
Operating Activities
The decrease in cash provided by operation activities of continuing operations was due primarily to an increase in cash used to pay accrued incentive and other compensation in the first quarter of 2022 compared to the first quarter of 2021 and an increase in interest expense payments, partially offset by an increase in operating performance.
Investing Activities
The increase in cash used in investing activities of continuing operations was due primarily to an increase in capital expenditures and investments in nonconsolidated affiliates, partially offset by a decrease in purchases of convertible notes.
Financing Activities
The increase in cash used in financing activities of continuing operations was due primarily to an increase in debt prepayments.
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
Cash paid for capital expenditures increased $17.9 million, from $40.7 million for the three months ended March 31, 2021, to $58.6 million for the three months ended March 31, 2022.
Debt
Hedges
On December 23, 2021, we entered into new interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,596.0 million that amortizes each quarter. The agreement requires TransUnion to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.

On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expires on June 30, 2022, with a current aggregate notional amount of $1,115.0 million that amortizes each quarter. The first swap requires TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second swap commences on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second swap requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counter parties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The current aggregate notional amount under these agreements is $1,385.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022. The agreements require TransUnion to pay fixed rates currently fixed at 2.702% and 2.706% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2022, we were in compliance with all debt covenants.
For additional information about our debt and hedge, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt.”
Recent Accounting Pronouncements
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” for information about recent accounting pronouncements and the impact on our consolidated financial statements.
Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). The notes to our consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. See Part II, Item 7, “Application of Critical Accounting Estimate” and Part II, Item 8, Note 1, “Significant Accounting and Reporting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 22, 2022, for additional information about our critical accounting estimates.

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
•the war in Ukraine and escalating geopolitical tensions as a result of Russia’s invasion of Ukraine;
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

There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the Securities and Exchange Commission, and in this report under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect the impact of events or circumstances that may arise after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no other material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $300.0 million Senior Secured Revolving Credit Facility. Interest rates on these borrowings are based, at our election, on LIBOR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. We currently have several interest rate hedge instruments that effectively fixes our LIBOR exposure on approximately 68% of our outstanding debt. Based on the amount of unhedged outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates, or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors.
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt,” for additional information about interest rates on our debt.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1, “Legal Proceedings” of all subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report, and Part I, Item 1, Note 16 “Contingencies,” of this Quarterly Report for a full description of our material pending legal and regulatory matters.
ITEM 1A. RISK FACTORS
The following discussion supplements the discussion of risk factors affecting the Company as set forth in Part I, Item 1A "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, and any subsequently filed Quarterly Reports on Form 10-Q, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.
Risks Related to Laws, Regulations and Government Oversight:
The Consumer Financial Protection Bureau has supervisory and examination authority over our business and may initiate enforcement actions and litigation with regard to our compliance with federal consumer protection laws, which could have a material adverse effect on our business, results of operations and financial condition.
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
For example, in January 2017, as part of an agreed settlement with the CFPB, we agreed among other things, to implement certain practice changes in the way we advertise, market and sell products and services offered directly to consumers. In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleged that we failed to comply with and timely implement the Consent Order issued by the CFPB in January 2017 (the “Consent Order”), and further alleged additional violations related to Consumer Interactive Inc.’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us and our former President of Consumer Interactive in the United States District Court for the Northern District of Illinois alleging that we violated the Consent Order, engaged in deceptive acts and practices in marketing TransUnion Credit Monitoring, provided substantial assistance to TransUnion Interactive, Inc. in violating the Consent Order and the law, failed to obtain signed written authorizations from consumers before debiting their bank accounts for the TransUnion Credit Monitoring product and illegally diverted consumers from their free annual file disclosure into paid subscription products. We continue to believe that our marketing practices are lawful and appropriate and that we have been, and remain, in compliance with the Consent Order, and we will vigorously defend against allegations to the contrary in such proceedings. As of March 31, 2022, we have an accrual of $56.0 million recorded in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition, however, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter. See Part I, Item 1, Notes to Unaudited Consolidated Financial Statements, Note 16, “Contingencies,” for information regarding our legal proceedings.

Recently, the consumer reporting industry has been subject to heightened scrutiny. Based in part on public comments by CFPB officials, we believe that this trend is likely to continue and could result in more regulatory and legislative scrutiny of the practices of our industry and additional regulatory enforcement actions and litigation, which could adversely affect the Company’s business and results of operations.
Our compliance costs and legal and regulatory exposure could increase materially if we are targeted by the CFPB for additional enforcement actions, or if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify through supervision or enforcement past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted. For example, the CFPB recently issued guidance that indicates increased focus on consumer reporting agencies’ compliance with the accuracy and dispute obligations under the FCRA with respect to rental information. Although we have committed resources to enhancing our risk and compliance programs, actions by the CFPB or other regulators against us or our current or former executives could result in increased operating costs, reputational harm, payment of damages and civil monetary penalties, injunctive relief and/or restitution, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
We experience numerous attempts to access our computer systems, software, networks, data and other technology assets on a daily basis. To date, none of these attempts has resulted in a material data incident or otherwise had any material impact on our business, operations or financial results. However even immaterial incidents may require us to devote significant attention to these issues. For example, in March 2022, a criminal third party obtained access to a TransUnion South Africa server and certain customer personally identifiable information through misuse of an authorized client’s credentials. We promptly initiated our response processes, implemented technical containment measures, engaged cybersecurity and forensic experts and launched an investigation. As a precautionary measure, TransUnion South Africa temporarily took certain elements of our services offline, all of which have been resumed. We continue to work with law enforcement and regulators related to this matter.
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
Risks Related to Global Operations
The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and operating results.
On February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.
Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:
•blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;

•blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and
•blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.
The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.
We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and operating results. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31	10,647	$111.10	—	$166.5
February 1 to February 28	281,069	98.02	—	$166.5
March 1 to March 31	84	91.81	—	$166.5
Total	291,800		—
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

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Third Amended and Restated Bylaws of TransUnion amended as of May 12, 2020 (Incorporated by reference to Exhibit 3.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

April 26, 2022	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)