Form 10-Q
period 2022-06-30
TransUnion
filed 2022-07-26
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of June 30, 2022, there were 192.5 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$521.8	$1,842.4
Trade accounts receivable, net of allowance of $11.2 and $10.7	636.3	558.0
Other current assets	308.6	231.6
Current assets of discontinued operations	27.0	—
Total current assets	1,493.7	2,632.0
Property, plant and equipment, net of accumulated depreciation and amortization of $666.3 and $625.4	218.3	247.7
Goodwill	5,587.2	5,525.7
Other intangibles, net of accumulated amortization of $2,075.1 and $1,908.9	3,815.1	3,770.6
Other assets	637.7	459.0
Other assets of discontinued operations	123.6	—
Total assets	$11,875.6	$12,635.0
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$281.0	$270.2
Short-term debt and current portion of long-term debt	114.6	114.6
Other current liabilities	511.6	972.2
Current liabilities of discontinued operations	8.8	—
Total current liabilities	916.0	1,357.0
Long-term debt	5,805.2	6,251.3
Deferred taxes	824.3	787.6
Other liabilities	190.8	232.9
Other liabilities of discontinued operations	0.4	—
Total liabilities	7,736.7	8,628.8
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2022 and December 31, 2021, 198.4 million and 197.4 million shares issued at June 30, 2022 and December 31, 2021, respectively, and 192.5 million shares and 191.8 million shares outstanding as of June 30, 2022 and December 31, 2021, respectively	2.0	2.0
Additional paid-in capital	2,239.9	2,188.9
Treasury stock at cost; 5.9 million and 5.6 million shares at June 30, 2022 and December 31, 2021, respectively	(281.2)	(252.0)
Retained earnings	2,361.5	2,254.6
Accumulated other comprehensive loss	(283.5)	(285.4)
Total TransUnion stockholders’ equity	4,038.7	3,908.1
Noncontrolling interests	100.2	98.1
Total stockholders’ equity	4,138.9	4,006.2
Total liabilities and stockholders’ equity	$11,875.6	$12,635.0

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$948.3	$728.2	$1,869.5	$1,427.1
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	308.1	234.7	606.2	461.5
Selling, general and administrative	327.1	199.8	686.5	418.9
Depreciation and amortization	130.6	93.2	259.4	182.7
Total operating expenses	765.8	527.7	1,552.1	1,063.0
Operating income	182.5	200.4	317.4	364.0
Non-operating income and (expense)
Interest expense	(51.9)	(25.6)	(102.1)	(51.4)
Interest income	1.2	0.9	1.9	1.5
Earnings from equity method investments	3.1	2.7	6.1	5.7
Other income and (expense), net	(6.4)	2.2	(18.2)	1.8
Total non-operating income and (expense)	(54.0)	(19.7)	(112.2)	(42.3)
Income from continuing operations before income taxes	128.5	180.7	205.2	321.8
Provision for income taxes	(29.2)	(58.6)	(53.5)	(82.3)
Income from continuing operations	99.3	122.1	151.7	239.4
Discontinued operations, net of tax	0.3	10.8	—	24.1
Net income	99.6	132.9	151.6	263.5
Less: net income attributable to the noncontrolling interests	(4.1)	(5.2)	(7.7)	(8.0)
Net income attributable to TransUnion	$95.6	$127.6	$143.9	$255.6

Income from continuing operations	$99.3	$122.1	$151.7	$239.4
Less: income from continuing operations attributable to noncontrolling interests	(4.1)	(5.2)	(7.7)	(8.0)
Income from continuing operations attributable to TransUnion	95.3	116.8	143.9	231.4
Discontinued operations, net of tax	0.3	10.8	—	24.1
Net income attributable to TransUnion	$95.6	$127.6	$143.9	$255.6

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.49	$0.61	$0.75	$1.21
Discontinued operations, net of tax	—	0.06	—	0.13
Net Income attributable to TransUnion	$0.50	$0.67	$0.75	$1.34
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.49	$0.61	$0.75	$1.20
Discontinued operations, net of tax	—	0.06	—	0.13
Net Income attributable to TransUnion	$0.49	$0.66	$0.75	$1.33
Weighted-average shares outstanding:
Basic	192.5	191.4	192.3	191.2
Diluted	193.1	192.8	193.1	192.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$99.6	$132.9	$151.6	$263.5
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(135.7)	15.2	(142.3)	4.3
Benefit for income taxes	(0.6)	(0.3)	(0.6)	—
Foreign currency translation, net	(136.3)	14.9	(142.9)	4.3
Hedge instruments:
Net change on interest rate swap	47.8	4.8	190.9	33.1
Expense for income taxes	(11.9)	(1.2)	(47.7)	(8.2)
Hedge instruments, net	35.9	3.6	143.2	24.9
Available-for-sale securities:
Net unrealized (loss) gain	0.1	0.1	0.1	0.1
Provision for income taxes	—	—	—	—
Available-for-sale securities, net	0.1	0.1	0.1	0.1
Total other comprehensive income (loss), net of tax	(100.3)	18.6	0.4	29.3
Comprehensive income (loss)	(0.7)	151.5	152.0	292.8
Less: comprehensive income attributable to noncontrolling interests	(2.5)	(5.4)	(6.2)	(7.1)
Comprehensive income (loss) attributable to TransUnion	$(3.2)	$146.1	$145.8	$285.7
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$151.6	$263.5
Less: Discontinued operations, net of tax	—	(24.1)
Income from continuing operations	151.7	239.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259.4	182.7
Loss on repayment of loans	6.5	0.5
Deferred taxes	(32.6)	21.8
Stock-based compensation	42.3	32.7
Provision for losses on trade accounts receivable	2.3	(1.0)
Other	11.2	3.3
Changes in assets and liabilities:
Trade accounts receivable	(61.0)	(55.8)
Other current and long-term assets	(40.2)	(33.5)
Trade accounts payable	6.4	11.0
Other current and long-term liabilities	(461.4)	(53.4)
Cash (used in) provided by operating activities of continuing operations	(115.4)	347.7
Cash provided by operating activities of discontinued operations	0.2	32.8
Cash (used in) provided by operating activities	(115.2)	380.5
Cash flows from investing activities:
Capital expenditures	(121.3)	(93.2)
Proceeds from sale/maturities of other investments	42.5	4.1
Purchases of other investments	(76.3)	(21.1)
Investments in consolidated affiliates, net of cash acquired	(504.0)	—
Investments in nonconsolidated affiliates and purchase of convertible notes	(14.8)	(31.4)
Other	(2.3)	(0.6)
Cash used in investing activities of continuing operations	(676.2)	(142.2)
Cash used in investing activities of discontinued operations	(0.7)	(3.9)
Cash used in investing activities	(676.9)	(146.1)
Cash flows from financing activities:
Repayments of debt	(457.3)	(113.3)
Proceeds from issuance of common stock and exercise of stock options	8.9	11.1
Dividends to shareholders	(37.2)	(33.3)
Employee taxes paid on restricted stock units recorded as treasury stock	(29.2)	(34.0)
Payment of contingent consideration	(2.8)	(32.4)
Distributions to noncontrolling interests	(4.2)	(0.6)
Cash used in financing activities of continuing operations	(521.8)	(202.5)
Cash used in financing activities of discontinued operations	—	—
Cash used in financing activities	(521.8)	(202.5)
Effect of exchange rate changes on cash and cash equivalents	(6.7)	1.1
Net change in cash and cash equivalents	(1,320.6)	33.0
Cash and cash equivalents, beginning of period	1,842.4	492.7
Cash and cash equivalents, end of period	$521.8	$525.7
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	190.5	$2.0	$2,088.1	$(215.2)	$937.4	$(272.1)	$95.9	$2,636.1
Net income	—	—	—	—	127.9	—	2.7	130.6
Other comprehensive income (loss)	—	—	—	—	—	11.7	(1.0)	10.7
Stock-based compensation	—	—	17.0	—	—	—	—	17.0
Employee share purchase plan	0.1	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	1.0	—	—	—	—	1.0
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.5)	—	—	—	(28.5)
Dividends to shareholders	—	—	—	—	(14.5)	—	—	(14.5)
Balance, March 31, 2021	191.3	$2.0	$2,116.8	$(243.8)	$1,050.8	$(260.3)	$97.6	$2,763.1
Net income	—	—	—	—	127.6	—	5.2	132.9
Other comprehensive income	—	—	—	—	—	18.5	0.1	18.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Exercise of stock options	0.2	—	1.0	—	—	—	—	1.0
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(5.4)	—	—	—	(5.4)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Other	—	—	—	—	—	—	0.5	0.5
Balance, June 30, 2021	191.5	$2.0	$2,133.7	$(249.2)	$1,160.1	$(241.9)	$102.9	$2,907.6

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	191.8	$2.0	$2,188.9	$(252.0)	$2,254.6	$(285.4)	$98.1	$4,006.2
Net income	—	—	—	—	48.3	—	3.7	52.0
Other comprehensive income	—	—	—	—	—	100.7	(0.1)	100.6
Stock-based compensation	—	—	20.1	—	—	—	—	20.1
Employee share purchase plan	0.1	—	10.0	—	—	—	—	10.0
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units	0.8	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.7)	—	—	—	(28.7)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Balance, March 31, 2022	192.4	$2.0	$2,219.2	$(280.8)	$2,284.5	$(184.7)	$101.7	$4,141.9
Net income	—	—	—	—	95.6	—	4.1	99.6
Other comprehensive income	—	—	—	—	—	(98.8)	(1.5)	(100.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Exercise of stock options	0.1	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Dividends to shareholders	—	—	—	—	(18.6)	—	—	(18.6)
Balance, June 30, 2022	192.5	$2.0	$2,239.9	$(281.2)	$2,361.5	$(283.5)	$100.2	$4,138.9
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

The following is a rollforward of the allowance for doubtful accounts for the periods presented:

	Six Months Ended June 30,
	2022	2021
Beginning Balance	$10.7	$17.1
Provision for losses on trade accounts receivable	2.3	(1.0)
Write-offs, net of recovered accounts	(1.8)	(2.8)
Ending balance	$11.2	$13.3
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
The increase in other intangibles, net of accumulated amortization, as of June 30, 2022, compared with December 31, 2021, is due primarily to the addition of the preliminary fair value estimate of intangible assets from our recent acquisition as discussed in Note 2, “Acquisitions”, and $97.7 million of expenditures for the development of internal use software, partially offset by $205.4 million of amortization expense and a decrease due to the cumulative translation adjustment of our foreign entities long-lived assets resulting from changes to foreign exchange rates between periods.
The increase in goodwill as of June 30, 2022, compared with December 31, 2021, is due primarily to the addition of the preliminary estimate of goodwill from our recent acquisition and measurement period adjustments for our 2021 acquisitions as discussed in Note 2, “Acquisitions,” partially offset by a decrease due to the cumulative translation adjustments of our foreign entities goodwill resulting from changes to foreign exchange rates between periods.
The offset to the translation adjustments are included in accumulated other comprehensive loss on our balance sheet.
Recently Adopted Accounting Pronouncements
There are no recent accounting pronouncements that have been adopted by TransUnion.
Recent Accounting Pronouncements Not Yet Adopted
There are no recent accounting pronouncements that have an impact on TransUnion.

2. Business Acquisitions
The following transactions were accounted for as business combinations under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination generally be recognized at their fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated financial statements from the respective dates of acquisition.
2022 Acquisitions
Verisk Financial Services
On April 8, 2022, we completed our acquisition of Verisk Financial Services (“VF”), the financial services business unit of Verisk Analytics, Inc., pursuant to a Stock Purchase Agreement dated as of February 21, 2022 (the “VF Agreement”), by and between Trans Union LLC and Verisk Analytics, Inc. We acquired 100% of the outstanding equity interest of the entities that comprise VF for $508.0 million, which was funded by cash on hand and is subject to certain customary purchase price adjustments as set forth in the VF Agreement. We are retaining the leading core businesses of Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”), and intend to divest the remaining non-core businesses.
Argus is relied upon by leading financial institutions, payments providers, and retailers worldwide for competitive studies, predictive analytics, models, and advisory services to provide a clear perspective on where their business stands today and to best position them for success in the future. We leverage the data provider consortia and proprietary and differentiated benchmarking datasets of these entities to provide more enhanced and holistic solution capabilities to our customers to make better and faster decisions that will help them increase financial inclusion, acquire new accounts, and improve fraud prevention, risk management, and other solutions.
We engaged in business activities with VF prior to the acquisition that were not material. The results of operations of Argus subsequent to the acquisition date and the acquired assets and assumed liabilities, including the preliminary allocation of goodwill and intangible assets, are included in the U.S. Markets segment. The pro forma effects of this acquisition are not significant to the Company's reported financial results for any period presented. Accordingly, no pro forma financial statements have been presented herein. We have classified the net assets acquired of the non-core businesses as held-for-sale as of the date of acquisition and the results of operations of those businesses are presented as discontinued operations from the date of acquisition.
Acquisition Costs
We recognized transaction costs related to the acquisition of $7.7 million and $11.7 million for the three and six months ended June 30, 2022, respectively, which we have recorded within other income and expense.
Purchase Price Allocation
The purchase price for this acquisition is preliminary, pending final customary purchase price adjustments. The valuation of the assets acquired and liabilities assumed has not yet been finalized as of June 30, 2022. The purchase price allocation is preliminary and subject to change, including the allocation of value to the net assets held for sale, the valuation of intangible assets, income taxes and goodwill, among other items, and will be finalized as the information necessary to complete the analyses is obtained. We expect to complete this analysis within one year from the acquisition date.
The fair values assigned to assets acquired and liabilities assumed as of June 30, 2022, are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analysis. Further, we have not yet allocated goodwill to reporting units.
The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed as of April 8, 2022, the date of acquisition.

April 8, 2022
(in millions)	VF
Purchase price:	$508.0

Assets acquired:
Cash and cash equivalents	$4.0
Trade accounts receivable	27.3
Other current assets	2.6
Current assets of discontinued operations	15.5
Total current assets	$49.4
Property, plant and equipment	2.1
Goodwill[1]	149.2
Other intangibles	220.0
Other assets	34.9
Other assets of discontinued operations	127.7
Total assets acquired	$583.3

Liabilities assumed:
Trade accounts payable	$3.0
Other current liabilities	14.8
Current liabilities of discontinued operations	7.3
Total current liabilities	$25.1
Deferred taxes	44.7
Other liabilities	4.5
Other liabilities of discontinued operations	1.0
Total liabilities assumed	$75.3

Net assets acquired	$508.0
(1) For tax purposes, we estimate that $46.8 million of the goodwill, which originated from previous acquisitions of VF, is tax deductible.
2021 Acquisitions
Neustar
On December 1, 2021, we completed the acquisition of Neustar, Inc. (“Neustar”). We acquired 100% of the equity interests of Neustar for $3,099.7 million in cash, including final purchase price adjustments. as set forth in the purchase agreement. The acquisition was funded primarily with the proceeds from the issuance of our Incremental Term B-6 Loan, which closed concurrently with the closing of the transaction. See Note 10, “Debt,” for additional information about our Incremental Term B-6 Loan. There was no contingent consideration resulting from this transaction.
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

Sontiq
On December 1, 2021, we completed the acquisition of Sontiq, Inc. (“Sontiq”). We acquired 100% of the equity interests of Sontiq for $642.6 million in cash, including final purchase price adjustments as set forth in the purchase agreement. The acquisition was funded primarily with the proceeds from the issuance of our Second Lien Term Loan, which closed concurrently with the closing of the transaction. The Second Lien Term Loan was repaid in full prior to December 31, 2021.
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
Purchase Price Allocations
The purchase price for each acquisition has now been finalized. The valuations of the assets acquired and liabilities assumed have not yet been finalized as of June 30, 2022. The purchase price allocations are preliminary and subject to change, including the valuation of intangible assets, income taxes and goodwill, among other items. The purchase price allocations for each of the acquisitions will be finalized as the information necessary to complete the analyses is obtained. We expect to complete each analysis within one year from the acquisition date.
The fair values assigned to assets acquired and liabilities assumed as of June 30, 2022 are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analysis. Further, we have not yet allocated goodwill to reporting units.
The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed, inclusive of measurement period adjustments:

	December 1, 2021
(in millions)	Neustar	Sontiq	Total
Purchase price[1]:	$3,099.7	$642.6	$3,742.3

Assets acquired:
Cash and cash equivalents	$122.7	$17.8	$140.4
Trade accounts receivable	118.7	10.3	129.0
Other current assets	24.4	1.5	25.9
Total current assets	$265.8	$29.6	$295.3
Property, plant and equipment	42.1	5.2	47.3
Goodwill[1,2]	1,886.6	445.9	2,332.5
Other intangibles	1,510.0	237.2	1,747.2
Other assets	88.8	2.6	91.3
Total assets acquired	$3,793.3	$720.4	$4,513.6

Liabilities assumed:
Accounts payable	$29.1	$7.6	$36.7
Other current liabilities	209.4	23.9	233.4
Total current liabilities	$238.5	$31.5	$270.0
Deferred taxes[1]	353.3	43.8	397.2
Other liabilities	101.7	2.4	104.1
Total liabilities assumed	$693.6	$77.8	$771.4

Net assets acquired	$3,099.7	$642.6	$3,742.3

(1) During the six months ended June 30, 2022, we reduced the purchase price for Neustar by $6.9 million to reflect the final purchase price adjustments. The impact of these adjustments resulted in a decrease to goodwill of $13.7 million, a decrease in deferred tax liabilities of $11.8 million and other insignificant changes.
(2) For tax purposes, we estimate that $326.6 million of the goodwill, which originated from previous acquisitions of Neustar and Sontiq, is tax deductible.
Identifiable Intangible Assets and Goodwill
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired, inclusive of measurement period adjustments, and the weighted average amortization period as of the acquisition date:

	April 8, 2022		December 1, 2021
	Argus		Neustar		Sontiq
(dollars in millions)	Fair Value	Weighted-Average Amortization Period	Fair Value	Weighted-Average Amortization Period	Fair Value	Weighted-Average Amortization Period
Customer related assets	$189.0	18 years	$1,180.0	18 years	$183.3	17 years
Technology and software	22.0	7 years	320.0	10 years	49.7	10 years
Trade names and trademarks	2.0	1 year	10.0	1 year	1.5	1 year
Non-compete agreements	—		—	—	2.7	2 years
Total identifiable intangible assets	$213.0	17 years	$1,510.0	16 years	$237.2	15 years
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
The intangible assets were valued using the following valuation approaches:
Customer related assets
We valued customer related assets using the multi-period excess-earnings method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions include customer attrition rates, EBITDA margins, and discount rates.
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
Goodwill
We recorded the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The purchase price of each acquisition exceeded the fair value estimate of the net assets acquired primarily due to expected future revenue growth opportunities, synergies, operating efficiencies and the assembled workforce. The acquisition of Argus provides proprietary competitive portfolio performance insights sourced from a consortium of financial institutions that, when combined with TransUnion’s authoritative datasets, is expected to allow us to better serve consortium members by providing enhanced insights and solutions. The acquisition of Neustar is expected to accelerate growth through both material revenue synergies and increased participation in the fast-growing digital marketing and identity verification marketplaces. The acquisition of Sontiq is expected to result in a more comprehensive set of offerings which are expected to significantly increase growth opportunities for the Company.

3. Discontinued Operations
Non-core businesses from the VF acquisition
As discussed in Note 2, “Business Acquisitions,” on April 8, 2022, we completed the acquisition of VF, including several businesses that we intend to divest within a year of the date of acquisition. We have classified the net assets of these businesses as held for sale and the results of operations as discontinued operations, net of tax, in the consolidated statements of income.
Healthcare business
On December 17, 2021, we completed the sale of our Healthcare business for total consideration of $1,706.4 million in cash, including a $0.5 million true-up to our estimate of net working capital recorded in three and six months ended June 30, 2022. The after-tax net proceeds were approximately $1.4 billion. The terms and conditions of the transaction are set forth in the Stock Purchase Agreement dated as of October 26, 2021, by and between Trans Union LLC and nThrive, Inc. (“nThrive”). We also entered into a transition services agreement (“TSA”) that requires Trans Union LLC to provide certain administrative and operational services to nThrive on a transitional basis for generally up to 24 months. This agreement is not material and does not confer upon us the ability to influence the operating or financial policies of nThrive subsequent to the closing date. Income generated from the services provided under the TSA has been recorded in other income and (expense), net in the consolidated statements of income. As the transaction closed on December 17, 2021, there are no assets or liabilities of the Healthcare business on our consolidated balance sheet as of June 30, 2022 and December 31, 2021. The results of operations of our Healthcare business are included as discontinued operations, net of tax, in the our consolidated statements of income.
Income from discontinued operations
The income from discontinued operations, net of tax reflected in the table below for the three and six months ended June 30, 2022 are related to the non-core businesses from the VF acquisition as well as an incremental gain on sale of discontinued operations, net of tax, resulting from the final net working capital adjustment related to our Healthcare business. The results reflected for three and six months ended June 30, 2021 are exclusively attributed to the Healthcare business that we disposed of in December of 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue	$10.9	$46.0	$10.9	$92.4
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	4.4	15.6	4.7	32.0
Selling, general and administrative	4.7	8.2	4.6	16.3
Depreciation and amortization	—	5.2	—	10.0
Total operating expenses	$9.1	$29.0	$9.3	$58.3
Operating income of discontinued operations	1.8	17.0	1.6	34.1
Non-operating income and (expense)	(1.9)	(2.4)	(2.2)	(2.4)
(Loss) income before income taxes from discontinued operations	$(0.1)	$14.7	$(0.6)	$31.8
(Provision) benefit for income taxes	(0.1)	(3.9)	—	(7.7)
Gain on sale of discontinued operations, net of tax	0.5	—	0.5	—
Income from discontinued operations, net of tax	$0.3	$10.8	$—	$24.1

4. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 6 and 10)	$168.8	$—	$168.8	$—
Available-for-sale marketable securities (Note 5)	3.1	—	3.1	—
Total	$171.9	$—	$171.9	$—

Liabilities
Interest rate swaps (Notes 9 and 10)	$0.3	$—	$0.3	$—
Put option on Cost Method Investment (Note 9)	10.0	—	—	10.0
Total	$10.3	$—	$0.3	$10.0
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 6 and 10)	$12.1	$—	$12.1	$—
Available-for-sale marketable securities (Note 5)	3.1	—	3.1	—
Total	$15.2	$—	$15.2	$—

Liabilities
Interest rate swaps (Notes 9 and 10)	$34.5	$—	$34.5	$—
Put option on Cost Method Investment (Note 9)	11.9	—	—	11.9
Contingent consideration (Note 8)	16.8	—	—	16.8
Total	$63.2	$—	$34.5	$28.7
Level 2 instruments consist of interest rate swaps and available-for-sale foreign exchange-traded corporate bonds. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 10, “Debt,” there are two tranches of interest rate swaps that we entered into in 2020. As of June 30, 2022, one of those tranches is in an asset position, and the other is in a liability position. Foreign exchange-traded corporate bonds are available-for-sale marketable securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale marketable securities, which are not material, are included in other comprehensive income.
Level 3 instruments consist of contingent consideration related to a Cost Method investment we acquired in 2021 and a put option on the same Cost Method investment, and a contingent consideration obligation of an acquisition made by Neustar prior to the date we acquired Neustar. During the first quarter of 2022, we paid $14.8 million of contingent consideration obligation related to the Cost Method investment. The put option allows the owner of the other shares to compel TransUnion to purchase their remaining shares, subject to the fulfillment of certain conditions. The fair value of the put option is determined using a Monte Carlo analysis with assumptions that include revenue projections, volatility rates, discount rates and the option period, among others. During the second quarter of 2022, we paid $2.8 million of contingent consideration obligation of Neustar as discussed above.

5. Other Current Assets
Other current assets consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Prepaid expenses	$167.7	$136.2
Contract assets (Note 12)	6.1	5.2
Marketable securities (Note 4)	3.1	3.1
Other	131.7	87.1
Total other current assets	$308.6	$231.6
Other includes other investments in non-negotiable certificates of deposit that are recorded at their carrying value, which approximates fair value, and which was the primary reason for the increase in other.
6. Other Assets
Other assets consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Investments in affiliated companies (Note 7)	$264.4	$240.5
Right-of-use lease assets	141.2	145.1
Interest rate swaps (Notes 4, 9 and 10)	168.8	12.1
Other	63.3	61.3
Total other assets	$637.7	$459.0
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

Investments in affiliated companies consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Equity Method investments	$42.5	$46.1
Cost Method investments	219.4	192.6
Limited Partnership investment	2.5	1.8
Total investments in affiliated companies (Note 6)	$264.4	$240.5
These balances are included in other assets in the consolidated balance sheets.
The increase in Cost Method Investment at June 30, 2022 compared with December 31, 2021 was due primarily to a Cost Method Investment acquired as part of our VF acquisition. There are call and put options associated with one of our Cost Method Investments that are exercisable in 2024 and 2025, subject to certain restrictions. The carrying value of the call option is included in other assets on our balance sheet. The fair value of the put option is included in other liabilities on our balance sheet, and is adjusted to fair value at each reporting date. See Note 4, “Fair Value,” and Note 9, “Other Liabilities,” for additional information about the contingent consideration and put option.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Earnings from equity method investments (Note 15)	$3.1	$2.7	$6.1	$5.7
Dividends received from equity method investments	$10.1	$7.4	$10.6	$8.0
8. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Accrued payroll and employee benefits	$154.3	$279.9
Deferred revenue (Note 12)	128.3	133.6
Accrued legal and regulatory (Note 16)	113.0	85.6
Operating lease liabilities	36.0	38.4
Income taxes payable	15.6	351.1
Contingent consideration (Note 4)	—	16.8
Other	64.4	66.8
Total other current liabilities	$511.6	$972.2
The decrease in accrued payroll was due primarily to the payment of accrued bonuses during the first quarter of 2022 that were earned in 2021. The increase in accrued legal and regulatory was due primarily to an increase of our estimated liabilities for certain legal and regulatory expenses. The decrease in income taxes payable was primarily due to the taxes due on the gain on the sale of our Healthcare business that were paid in the second quarter of 2022.

9. Other Liabilities
Other liabilities consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Operating lease liabilities	$115.4	$119.1
Unrecognized tax benefits, net of indirect tax effects (Note 14)	42.1	40.7
Put option on Cost Method Investment (Note 4)	10.0	11.9
Deferred revenue (Note 12)	6.8	6.5
Interest rate swaps (Notes 4, 6 and 10)	0.3	34.5
Other	16.2	20.2
Total other liabilities	$190.8	$232.9
The decrease in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.
10. Debt
Debt outstanding consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Senior Secured Term Loan B-6, payable in quarterly installments through December 1, 2028, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.92% at June 30, 2022, and 2.75% at December 31, 2021), net of original issue discount and deferred financing fees of $6.2 million and $35.0 million, respectively, at June 30, 2022, and original issue discount and deferred financing fees of $7.7 million and $43.1 million, respectively, at December 31, 2021	$2,643.3	$3,049.2
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.42% at June 30, 2022, and 1.85% at December 31, 2021), net of original issue discount and deferred financing fees of $2.9 million and $7.0 million, respectively, at June 30, 2022, and original issue discount and deferred financing fees of $3.2 million and $7.7 million, respectively, at December 31, 2021	2,215.2	2,227.1
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (3.17% at June 30, 2022, and 1.35% at December 31, 2021), net of original issue discount and deferred financing fees of $1.6 million and $1.0 million, respectively, at June 30, 2022, and original issue discount and deferred financing fees of $1.9 million and $1.2 million, respectively, at December 31, 2021	1,061.2	1,089.4
Senior Secured Revolving Credit Facility	—	—
Finance leases	0.1	0.2
Total debt	5,919.8	6,365.9
Less short-term debt and current portion of long-term debt	(114.6)	(114.6)
Total long-term debt	$5,805.2	$6,251.3
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

During the six months ended June 30, 2022, we prepaid $400.0 million of our Senior Secured Term Loan B-6, funded from our cash on hand. As a result of this prepayment, we expensed $6.5 million of our unamortized original issue discount and deferred financing fees to other income and expense in the consolidated statement of income.
As of June 30, 2022, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2022, we were in compliance with all debt covenants.
Interest Rate Hedging
On December 23, 2021, we entered into new interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,592.0 million that amortizes each quarter. The agreement requires TransUnion to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The first swap required TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second swap requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The current aggregate notional amount under these agreements is $1,380.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022. The agreements require TransUnion to pay fixed rates currently fixed at 2.702% and 2.706% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
The change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The net change in the fair value of the swaps resulted in unrealized gains of $47.8 million ($35.9 million, net of tax) and $190.9 million ($143.2 million, net of tax) for the three and six months ended June 30, 2022, respectively, recorded in other comprehensive income. The net change in the fair value of the swaps resulted in unrealized gains of $4.8 million ($3.6 million, net of tax) and $33.1 million ($24.9 million, net of tax) for the three and six months ended June 30, 2021, respectively, recorded in other comprehensive income. Interest expense on the swaps in the three and six months ended June 30, 2022 was $8.6 million ($6.5 million, net of tax) and $22.3 million ($16.7 million, net of tax), respectively. Interest expense on the swaps in the three and six months ended June 30, 2021 was $10.4 million ($7.8 million, net of tax) and $20.7 million ($15.5 million, net of tax), respectively. We currently expect to recognize a gain of approximately $50.3 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.

Fair Value of Debt
As of June 30, 2022 and December 31, 2021 the fair value of our Senior Secured Term Loan B-6, excluding original issue discounts and deferred fees was approximately $2,573.7 million and $3,096.1 million, respectively. As of June 30, 2022 and December 31, 2021 the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees was approximately $2,124.8 million and $2,217.0 million, respectively. As of June 30, 2022 and December 31, 2021, the fair value of our Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees, was approximately $1,026.5 million and $1,076.1 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
11. Stockholders’ Equity
Common Stock Dividends
In the first and second quarter of 2022 we paid dividends of $0.095 per share totaling $18.3 million and $18.3 million, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
For the six months ended June 30, 2022 and 2021, 0.8 million and 1.1 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. For the three months ended June 30, 2022, the outstanding employee restricted stocks units that vested and became taxable to employees were less than 0.1 million. For the three months ended June 30, 2021, 0.1 million outstanding employee restricted stock units vested and became taxable to the employees. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement. During the six months ended June 30, 2022 and 2021, we remitted cash equivalent to the value of the shares employees used to satisfy their withholding obligations of $29.2 million and $34.0 million, respectively. During the three months ended June 30, 2022 and 2021, we remitted cash equivalent to the value of the shares employees used to satisfy their withholding obligations of $0.4 million and $5.4 million, respectively.
Preferred Stock
As of June 30, 2022 and December 31, 2021, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in other current assets and are not material as of June 30, 2022 and December 31, 2021.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. There is one material fixed fee contract with a duration of more than one year, and for this contract, we expect to recognize revenue of approximately $117.0 million over the next two years and $107.2 million thereafter.
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
As of June 30, 2022, there were 0.3 million anti-dilutive weighted stock-based awards outstanding, compared to 0.1 million as of June 30, 2021. As of June 30, 2022, there were 0.2 million contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, because the contingencies had not been met, compared to 0.1 million as of June 30, 2021.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Income from continuing operations	$99.3	$122.1	$151.7	$239.4
Less: income from continuing operations attributable to noncontrolling interests	(4.1)	(5.2)	(7.7)	(8.0)
Income from continuing operations attributable to TransUnion	$95.3	$116.8	$143.9	$231.4
Discontinued operations, net of tax	0.3	10.8	—	24.1
Net income attributable to TransUnion	$95.6	$127.6	$143.9	$255.6

Basic Earnings Per Share:
Income from continuing operations attributable to TransUnion	$0.49	$0.61	$0.75	$1.21
Discontinued operations, net of tax	—	0.06	—	0.13
Net Income attributable to TransUnion	$0.50	$0.67	$0.75	$1.34

Diluted Earnings Per Share:
Income from continuing operations attributable to TransUnion	$0.49	$0.61	$0.75	$1.20
Discontinued operations, net of tax	—	0.06	—	0.13
Net Income attributable to TransUnion	$0.49	$0.66	$0.75	$1.33

Weighted-average shares outstanding:
Basic	192.5	191.4	192.3	191.2
Dilutive impact of stock based awards	0.6	1.4	0.9	1.6
Diluted	193.1	192.8	193.1	192.8

14. Income Taxes
For the three months ended June 30, 2022, we reported an effective tax rate of 22.7%, which was higher than the 21.0% U.S. federal statutory rate due primarily to nondeductible expenses in connection with acquisition costs and executive compensation limitations, state taxes and other rate-impacting items, partially offset by benefits from the research and development credit, excess tax benefits on stock-based compensation and foreign rate differential.
For the six months ended June 30, 2022, we reported an effective tax rate of 26.1%, which was higher than the 21.0% U.S. federal statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters, acquisition costs and executive compensation limitations and state taxes and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation and benefits from the research and development credit.
For the three months ended June 30, 2021, we reported an effective tax rate of 32.4%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter of 2021, partially offset by discrete tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2019 tax year and excess tax benefits on stock-based compensation.
For the six months ended June 30, 2021, we reported an effective tax rate of 25.6%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter 2021, partially offset by discrete tax benefit related to electing the GILTI high-tax exclusion retroactively for the 2018 and 2019 tax years and excess tax benefits on stock-based compensation.
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $47.6 million as of June 30, 2022, and $45.8 million as of December 31, 2021. The amounts that would affect the effective tax rate if recognized are $30.6 million and $28.3 million, respectively. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $9.0 million as of June 30, 2022, and $7.6 million as of December 31, 2021. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.

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
•Financial Services: The Financial Services vertical, which accounted for 46.8% of our U.S. Markets revenue for the six months ended June 30, 2022, consists of our consumer lending, mortgage, auto and cards and payments lines of business, and our recently acquired Argus business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions. The results of operations of our Argus are included in the Financial Services vertical in our consolidated statements of income since the date of the acquisition.
•Emerging Verticals: Emerging Verticals include Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as our recently acquired Neustar business. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions. The results of operations of Neustar are included in Emerging Verticals in our consolidated statements of income since the date of the acquisition.
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

Consumer Interactive
The Consumer Interactive segment provides solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include paid and free credit reports, scores and freezes, credit monitoring, identity protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels, including our recently acquired Sontiq business. The results of operations of Sontiq are included in the Consumer Interactive segment in our consolidated statements of income since the date of the acquisition.
Corporate
Corporate provides support services for each of the segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gross Revenue:
U.S. Markets:
Financial Services	$301.2	$270.7	$577.6	$533.7
Emerging Verticals	332.2	168.0	655.7	326.7
Total U.S. Markets	$633.4	$438.7	$1,233.3	$860.4

International:
Canada	$33.1	$34.0	$63.8	$64.4
Latin America	29.5	26.0	56.8	50.1
United Kingdom	49.6	53.4	106.0	103.7
Africa	15.6	15.2	30.4	28.9
India	40.2	27.9	85.3	61.9
Asia Pacific	19.0	16.0	35.9	29.7
Total International	$187.0	$172.5	$378.2	$338.7

Total Consumer Interactive	$147.4	$136.6	$297.0	$266.9

Total revenue, gross	$967.8	$747.7	$1,908.5	$1,466.0

Intersegment revenue eliminations:
U.S. Markets	$(17.8)	$(17.6)	$(35.5)	$(35.0)
International	(1.5)	(1.5)	(2.9)	(2.9)
Consumer Interactive	(0.3)	(0.5)	(0.5)	(1.0)
Total intersegment eliminations	$(19.5)	$(19.6)	$(39.0)	$(39.0)
Total revenue as reported	$948.3	$728.2	$1,869.5	$1,427.1

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
U.S. Markets Adjusted EBITDA	$234.4	$186.8	$451.1	$363.5
International Adjusted EBITDA	81.0	72.2	163.0	143.6
Consumer Interactive Adjusted EBITDA	68.0	64.8	137.0	123.3
Total	$383.5	$323.8	$751.0	$630.4
Adjustments to reconcile to income before income taxes:
Corporate expenses(1)	$(33.1)	$(28.5)	$(66.5)	$(57.6)
Net interest expense	(50.7)	(24.7)	(100.2)	(49.8)
Depreciation and amortization	(130.6)	(93.2)	(259.4)	(182.7)
Stock-based compensation(2)	(20.3)	(17.1)	(40.8)	(32.5)
Mergers and acquisitions, divestitures and business optimization(3)	(14.0)	(8.8)	(28.6)	(10.6)
Accelerated technology investment(4)	(8.1)	(9.8)	(20.1)	(17.1)
Net other(5)	(2.2)	33.8	(37.9)	33.7
Net loss (income) attributable to non-controlling interests	4.1	5.2	7.7	8.0
Total adjustments	$(254.9)	$(143.1)	$(545.8)	$(308.6)
Income from continuing operations before income taxes	$128.5	$180.7	$205.2	$321.8
(1)Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
(2)Consisted of stock-based compensation and cash-settled stock-based compensation.
(3)For the three months ended June 30, 2022, consisted of the following adjustments: $(9.0) million of acquisition expenses; $(7.7) million of Neustar integration costs; $1.8 million reimbursements for transition services related to divested businesses, net of separation expenses; and a $0.9 million adjustment to fair value of put options.
For the six months ended June 30, 2022, consisted of the following adjustments: $(17.9) million of acquisition expenses; $(16.7) million of Neustar integration costs; a $5.3 million reimbursements for transition services related to divested businesses, net of separation expenses; and a $0.8 million adjustment to fair value of put options.
For the three months ended June 30, 2021, consisted of the following adjustments: $(6.7) million of adjustments to contingent consideration expense from previous acquisitions; $(1.1) million of acquisition expenses; and a $(1.1) million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity.
For the six months ended June 30, 2021, consisted of the following adjustments: $(7.9) million of adjustments to contingent consideration expense from previous acquisitions; $(2.2) million of acquisition expenses; a $(1.1) million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; and a $0.5 million gain on the sale of a cost method investment.
(4)Represents expenses associated with our accelerated technology investment to migrate to the cloud.
(5)For the three months ended June 30, 2022, consisted of $(2.2) million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2022, consisted of the following adjustments: $(28.4) million for certain legal and regulatory expenses; $(6.5) million of deferred loan fees written off as a result of the prepayments on our debt; and $(3.0) million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended June 30, 2021, consisted of the following adjustments: a $32.4 million net reduction in certain legal expenses; a $3.4 million recovery from the Fraud Incident, net of additional administrative expenses; and $(2.0) million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2021, consisted of the following adjustments: a $32.4 million net reduction in certain legal expenses; a $3.4 million recovery from the Fraud Incident, net of additional administrative expense; and

$(2.1) million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees and other.

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
U.S. Markets	$0.3	$0.7	$0.7	$1.3
International	2.8	2.0	5.4	4.4
Total	$3.1	$2.7	$6.1	$5.7
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
As of June 30, 2022 and December 31, 2021, we have accrued $113.0 million and $85.6 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
The following discussion describes material developments in previously disclosed material legal and regulatory matters that occurred in the six months ended June 30, 2022. Refer to Part II, Item 8, Footnote 22, “Contingencies” of our Annual Report on

Form 10-K for the year ended December 31, 2021, for a full description of our material pending legal and regulatory matters at that time.
Ramirez v. Trans Union LLC
On January 24, 2022, we reached a tentative class settlement with the plaintiffs, which has been preliminarily approved by the court on July 19, 2022. We expect this matter to be resolved by the end of 2022.
Accordingly, in 2021, we revised the amount of the probable loss that we previously estimated, resulting in a reduction of our estimated liability and partially offsetting insurance receivable, and a corresponding net reduction recorded in selling, general and administrative expense for the year end December 31, 2021.
CFPB Matters
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Consumer Financial Protection Bureau (“CFPB”), informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleged that we failed to comply with and timely implement a Consent Order issued by the CFPB in January 2017 (the “Consent Order”), and further alleged additional violations related to Consumer Interactive’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of Consumer Interactive, John Danaher, in the United States District Court for the Northern District of Illinois seeking restitution, civil money penalties, and injunctive relief, among other remedies, and alleging that the TU Entities violated the Consent Order, engaged in deceptive acts and practices in marketing the TransUnion Credit Monitoring product, failed to obtain signed written authorizations from consumers before debiting their bank accounts for the TransUnion Credit Monitoring product and diverted consumers from their free annual file disclosure into paid subscription products. The CFPB further alleges that Mr. Danaher violated the Consent Order and that we and Trans Union LLC provided substantial assistance to TransUnion Interactive, Inc. in violating the Consent Order and the law. We continue to believe that our marketing practices are lawful and appropriate and that we have been, and remain, in compliance with the Consent Order, and we will vigorously defend against allegations to the contrary in such proceedings. On July 8, 2022, the TU Entities and Mr. Danaher each filed a motion to dismiss the lawsuit.
As of June 30, 2022, we have an accrued liability of $56.0 million, compared with $26.5 million as of December 31, 2021, in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter.
In March 2022, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our tenant and employment screening business, TransUnion Rental Screening Solutions, Inc. (“TURSS”). The NORA letter alleges that Trans Union LLC and TURRS violated the Fair Credit Reporting Act by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. We believe that our acts and practices are lawful and we intend to vigorously defend against any allegations to the contrary. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome of any such action. As of June 30, 2022, we have recorded an accrued liability for an immaterial amount in connection with this matter. There is a possibility that a loss in excess of amounts accrued may be incurred; however, the possible loss or range of loss is not estimable at this time.
In June 2022, the CFPB informed Trans Union LLC that it intends to issue a NORA letter following an investigation relating to potential violations of law in connection with the placement and lifting of security freezes resulting from certain system issues. As of the date of this disclosure, Trans Union LLC has not received the NORA letter and has not otherwise been informed of the allegations the CFPB may make. We have corrected associated system issues and have processes in place to monitor and address issues going forward. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome of any such action. As of June 30, 2022, we are not able to reasonably estimate our potential loss or range of loss related to this matter.

Argus Department of Justice Matter
We are cooperating with an inquiry originating from the civil division of the United States Attorney’s Office for the Eastern District of Virginia related to Argus’s historical use of certain data it collected under certain government contracts. We acquired Argus in connection with our acquisition of VF in April 2022. This matter pertains to alleged conduct that occurred before we acquired Argus. We cannot predict the timing, outcome, or potential impact of this matter, financial or otherwise. Under the stock purchase agreement Trans Union LLC entered into with Verisk Analytics, Inc. (the “Seller”) pursuant to which we acquired VF, including Argus, the Seller agreed to indemnify us for certain losses with respect to this matter, including all losses directly resulting from any settlement agreement in connection with this matter, including civil monetary penalties, remediation costs and fees and expenses.

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
Our solutions are based on a foundation of data assets across financial, credit, alternative credit, identity, phone activity, digital device information, marketing, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our acquisition of Neustar, and particularly its OneID platform, further enhances our ability to deliver real-time, persistent identity resolution of disparate data fragments and attributes, in a privacy compliant manner. Our technology infrastructure allows us to efficiently integrate our data with our analytics and technology capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics resources, including our people and tools driving predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable us to provide businesses and consumers with better insights.

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
•Financial Services: The Financial Services vertical, which accounted for 46.8% of our U.S. Markets revenue for the six months ended June 30, 2022, consists of our consumer lending, mortgage, auto and cards and payments lines of business, and our recently acquired Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”) businesses. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions. The results of operations of Argus are included in the Financial Services vertical in our consolidated statements of income since the date of the acquisition.
•Emerging Verticals: Emerging Verticals include Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as our recently acquired Neustar, Inc. (“Neustar”) business. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions. The results of operations of Neustar are included in Emerging Verticals in our consolidated statements of income since the date of the acquisition.

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
Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include credit reports and scores, credit monitoring, identity protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels, including our recently acquired Sontiq, Inc. (“Sontiq”) business. The results of operations of Sontiq are included in the Consumer Interactive segment since the date of acquisition.
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
In the markets where we compete, during 2021, we saw generally improving macroeconomic conditions, followed by modest softening during the first half of 2022. Macroeconomic improvements during 2021 were generally driven by an increase in gross domestic product (“GDP”), interest rates that remained near historic lows, and continuing increases in employment levels. During 2022, while consumer balance sheets, employment rates and demand for labor continue to remain strong, concerns about rising inflation, largely driven by rapidly increasing energy prices, have led to increases in interest rates. Coupled with ongoing supply chain issues, declining stock markets, lower GDP growth, global geopolitical events and declining consumer confidence, there has been a deterioration of global macroeconomic conditions compared to the post-pandemic rebound of 2021. The macroeconomic softening had a more pronounced impact on our more developed markets compared to our emerging markets.
While we believe that positive but slowing global GDP growth is expected for the remainder of 2022, such expectations are tempered by increasing concerns around persistently high inflation, rising energy prices and interest rates, geopolitical tensions including the war in Ukraine, persistent supply chain and labor shortage concerns, waning consumer confidence and lingering concerns about COVID-19.
Effects of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. The impact of significant recent and expected future inflation could have a substantial negative impact on our business, including decreased demand for our services as a result of rising interest rates, slowing consumer spending on non-essential goods and services, and consequently lower demand for credit.
Recent Developments
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:

Since December 1, 2021, we completed the acquisition of three businesses that materially affected, and will continue to materially affect, our results of operations in 2022 and the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about these transactions.
On April 12, 2022, after failed settlement negotiations with the Consumer Financial Protection Bureau (“CFPB”) regarding a certain regulatory matter, the CFPB filed a lawsuit against us, Trans Union, LLC, TransUnion Interactive, Inc. and our former President of Consumer Interactive. As of June 30, 2022, we have an accrued liability of $56.0 million, compared with $26.5 million as of December 31, 2021, in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred. Such an outcome could have a material adverse effect on our results of operations and financial condition. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 16, “Contingencies,” for further information about this matter.
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
Recent Acquisitions
We selectively evaluate acquisitions as a means to expand our business and enter new markets. Since January 1, 2021, we have completed the following acquisitions, including those that impact the comparability of our results between periods:
•On April 8, 2022, we acquired 100% of the equity of the entities that comprised Verisk Financial Services (“VF”), the financial services business unit of Verisk Analytics, Inc. We are retaining the leading core business of Argus, and intend to divest the remaining non-core businesses. Argus is relied upon by leading financial institutions, payments providers, and retailers worldwide for competitive studies, predictive analytics, models, and advisory services to provide a clear perspective on where their business stands today and to best position them for success in the future. The results of operations of Argus are included in the Financial Services vertical of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition. The non-core businesses from the acquisition were classified as held for sale and are presented as discontinued operations, net of tax, for the three and six months ended June 30, 2022.
•On December 1, 2021, we acquired 100% of the equity of Neustar, a premier identity resolution company with leading solutions in Marketing, Risk and Communications, enables customers to build connected consumer experiences by combining decision analytics with real-time identity resolution services driven by its OneID platform. The results of operations of Neustar are included in the Emerging Verticals of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.
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
The following is a more detailed description of how we derive and report revenue for our three reportable segments:
U.S. Markets
U.S. Markets provides consumer reports, actionable insights and analytics such as credit and other scores, and solutions capabilities to businesses. We report disaggregated revenue of our U.S. Markets segment in the Financial Services Vertical, which includes Argus, and the Emerging Verticals, which includes Neustar.
International
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. We report disaggregated revenue of our International segment for the following regions: Canada, Latin America, the United Kingdom, Africa, India, and Asia Pacific.
Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Our Consumer Interactive segment serves consumers through both direct and indirect channels, including our recently acquired Sontiq business.
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
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from cost-method investments, fair-value adjustments of equity-method and Cost Method investments, expenses related to successful and unsuccessful business acquisitions, loan fees, debt refinancing expenses, certain acquisition-related gains and losses and other non-operating income and expenses.

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
For the three and six months ended June 30, 2022 and 2021, these key indicators were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue:
Consolidated revenue as reported	$948.3	$728.2	$220.1	30.2%	$1,869.5	$1,427.1	$442.5	31.0%
U.S. Markets gross revenue	633.4	438.7	194.7	44.4%	1,233.3	860.4	372.9	43.3%
International gross revenue	187.0	172.5	14.6	8.4%	378.2	338.7	39.5	11.7%
Consumer Interactive gross revenue	147.4	136.6	10.8	7.9%	297.0	266.9	30.1	11.3%

Reconciliation of net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$95.6	$127.6	$(32.1)	(25.1)%	$143.9	$255.6	$(111.7)	(43.7)%
Discontinued operations	(0.3)	(10.8)	(10.5)	nm	—	(24.1)	24.1	nm
Net income from continuing operations attributable to TransUnion	$95.3	$116.8	$(42.6)	(36.4)%	$143.9	$231.4	$(87.5)	(37.8)%
Net interest expense	50.7	24.7	26.0	105.1%	100.2	49.8	50.3	101.0%
Provision for income taxes	29.2	58.6	(29.4)	(50.2)%	53.5	82.3	(28.8)	(35.0)%
Depreciation and amortization	130.6	93.2	37.4	40.1%	259.4	182.7	76.7	42.0%
EBITDA	$305.7	$293.4	$12.3		$557.1	$546.3	$(13.4)
Adjustments to EBITDA:
Stock-based compensation(1)	$20.3	$17.1	$3.2	18.6%	$40.8	$32.5	$8.4	25.8%
Mergers and acquisitions, divestitures and business optimization(2)	14.0	8.8	5.2	58.6%	28.6	10.6	18.0	nm
Accelerated technology investment(3)	8.1	9.8	(1.6)	(16.8)%	20.1	17.1	3.0	17.7%
Net other(4)	2.2	(33.8)	36.0	nm	37.9	(33.7)	71.6	nm
Total adjustments to EBITDA	$44.6	$1.9	$42.7	nm	$127.5	$26.5	$101.0	nm
Consolidated Adjusted EBITDA	$350.3	$295.3	$55.0	18.6%	$684.5	$572.8	$111.7	19.5%

Adjusted EBITDA:
U.S. Markets	$234.4	$186.8	$47.6	25.5%	$451.1	$363.5	$87.6	24.1%
International	81.0	72.2	8.9	12.3%	163.0	143.6	19.4	13.5%
Consumer Interactive	68.0	64.8	3.2	5.0%	137.0	123.3	13.6	11.0%
Corporate	(33.1)	(28.5)	(4.6)	(16.2)%	(66.5)	(57.6)	(8.9)	(15.4)%
Consolidated Adjusted EBITDA	$350.3	$295.3	$55.0	18.6%	$684.5	$572.8	$111.7	19.5%

Other metrics:
Cash (used in) provided by operating activities of continuing operations	$(127.0)	$220.0	$(347.0)	(157.7)%	$(115.4)	$347.7	$(463.1)	(133.2)%
Capital expenditures	(62.7)	(52.5)	(10.2)	19.4%	(121.3)	(93.2)	(28.1)	30.2%
nm: not meaningful

As a result of displaying amounts in millions, rounding differences may exist in the tables above and footnotes below.
(1)Consisted of stock-based compensation and cash-settled stock-based compensation.
(2)For the three months ended June 30, 2022, consisted of the following adjustments: $9.0 million of acquisition expenses; $7.7 million of Neustar integration costs; $(1.8) million reimbursements for transition services related to divested businesses, net of separation expenses; and a $(0.9) million adjustment to fair value of put options.
For the six months ended June 30, 2022, consisted of the following adjustments: $17.9 million of acquisition expenses; $16.7 million of Neustar integration costs; $(5.3) million reimbursements for transition services related to divested businesses, net of separation expenses; and a $(0.8) million adjustment to fair value of put options.
For the three months ended June 30, 2021, consisted of the following adjustments: $6.7 million of adjustments to contingent consideration expense from previous acquisitions; $1.1 million of acquisition expenses; and a $1.1 million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity.
For the six months ended June 30, 2021, consisted of the following adjustments: $(7.9) million of adjustments to contingent consideration expense from previous acquisitions; $(2.2) million of acquisition expenses; a $(1.1) million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; and a $0.5 million gain on the sale of a cost method investment.
(3)Represents expenses associated with our accelerated technology investment.
(4)For the three months ended June 30, 2022, consisted of $2.2 million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2022, consisted of the following adjustments: $28.4 million for certain legal and regulatory expenses; $6.5 million of deferred loan fees written off as a result of the prepayments on our debt; and $3.0 million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended June 30, 2021, consisted of the following adjustments: a $(32.4) million net reduction in certain legal expenses; a $(3.4) million recovery from the Fraud Incident, net of additional administrative expenses; and $2.0 million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2021, consisted of the following adjustments: a $(32.4) million net reduction in certain legal expenses; a $(3.4) million recovery from the Fraud Incident, net of additional administrative expense; and $2.1 million of net other consisting of net losses from currency remeasurement of our foreign operations, loan fees and other.

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
We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. Our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Under the credit agreement governing our Senior Secured Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income (loss) attributable to TransUnion. The table above provides a reconciliation from net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.
Revenue
For the three months ended June 30, 2022, revenue increased $220.1 million, or 30.2%, compared with the same period in 2021, due primarily to an increase in revenue from our recent acquisitions of 27.1%, improved, but slowing, macroeconomic conditions in most of our markets and revenue from new product initiatives, partially offset by a 1.5% decrease due to the impact of foreign currencies on certain of our international businesses.
For the six months ended June 30, 2022 revenue increased $442.5 million, or 31.0%, compared with the same period in 2021, due primarily to an increase in revenue from our recent acquisitions of 25.9%, improved, but slowing, macroeconomic conditions in most of our markets and revenue from new product initiatives, partially offset by a 1.1% decrease due to the impact of foreign currencies on certain of our international businesses.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
U.S. Markets:
Financial Services	$301.2	$270.7	$30.5	11.3%	$577.6	$533.7	$43.9	8.2%
Emerging Verticals	332.2	168.0	164.2	97.7%	655.7	326.7	329.0	100.7%
U.S. Markets gross revenue	$633.4	$438.7	$194.7	44.4%	$1,233.3	$860.4	$372.9	43.3%

International:
Canada	$33.1	$34.0	$(0.9)	(2.6)%	$63.8	$64.4	$(0.6)	(0.9)%
Latin America	29.5	26.0	3.5	13.3%	56.8	50.1	6.6	13.2%
United Kingdom	49.6	53.4	(3.7)	(7.0)%	106.0	103.7	2.3	2.3%
Africa	15.6	15.2	0.4	3.0%	30.4	28.9	1.5	5.2%
India	40.2	27.9	12.2	43.8%	85.3	61.9	23.5	37.9%
Asia Pacific	19.0	16.0	3.0	18.9%	35.9	29.7	6.2	20.8%
International gross revenue	$187.0	$172.5	$14.6	8.4%	$378.2	$338.7	$39.5	11.7%

Consumer Interactive gross revenue	$147.4	$136.6	$10.8	7.9%	$297.0	$266.9	$30.1	11.3%

Total gross revenue	$967.8	$747.7	$220.1	29.4%	$1,908.5	$1,466.0	$442.5	30.2%

Intersegment revenue eliminations:
U.S. Markets	$(17.8)	$(17.6)	$(0.2)	(1.4)%	$(35.5)	$(35.0)	$(0.5)	(1.5)%
International	(1.5)	(1.5)	—	0.3%	(2.9)	(2.9)	—	(0.9)%
Consumer Interactive	(0.3)	(0.5)	0.3	48.8%	(0.5)	(1.0)	0.5	51.3%
Total intersegment revenue eliminations	$(19.5)	$(19.6)	$—	0.1%	$(39.0)	$(39.0)	$—	—%
Total revenue as reported	$948.3	$728.2	$220.1	30.2%	$1,869.5	$1,427.1	$442.5	31.0%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

U.S. Markets Segment
U.S. Markets revenue increased $194.7 million, or 44.4%, and $372.9 million, or 43.3%, for the three and six months ended June 30, 2022, compared with the same periods in 2021, due to an increase in revenue in both verticals, including an increase in revenue of 39.6% and 37.5% from our recent acquisitions in each respective period.
Financial Services: Revenue increased $30.5 million, or 11.3%, and $43.9 million, or 8.2%, for the three and six months ended June 30, 2022, compared with the same periods in 2021. The increase in revenue is due primarily to an 8.3% and 4.2% increase from our recent acquisition of Argus in each respective period, as well as improved, but slowing, macroeconomic conditions and revenue from new product initiatives in our consumer lending and card and banking lines of business, and to a lesser extent our auto line of business, partially offset by a decrease in revenue in our mortgage line of business as volumes steadily declined throughout the quarter due to the significant increase in interest rates during the quarter. We anticipate a decline in our mortgage line of business will continue for the foreseeable future as we expect interest rates to continue to rise.
Emerging Verticals: Revenue increased $164.2 million, or 97.7%, and $329.0 million, or 100.7%, for the three and six months ended June 30, 2022, compared with the same period in 2021. The increase in revenue is due primarily to an increase of 90.0% and 92.0% from our acquisition of Neustar in each respective period, and improved, but slowing, macroeconomic conditions and revenue from new product initiatives in all of our verticals.
International Segment
International revenue increased $14.6 million, or 8.4%, and $39.5 million, or 11.7%, for the three and six months ended June 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volumes resulting from improved macroeconomic conditions that are slowing in the more developed regions, and revenue from new product initiatives, partially offset by a decrease in revenue of 6.2% and 4.5% in each respective period from the impact of foreign currencies.
Canada: Revenue decreased $0.9 million, or 2.6%, and $0.6 million, or 0.9%, for the three and six months ended June 30, 2022, compared with the same period in 2021, due primarily to a decrease in revenue of 3.7% and 1.9% in each respective period from the impact of foreign currencies and a significant breach contract in last year’s periods, partially offset by higher local currency revenue from increased volumes resulting from improved but slowing macroeconomic conditions and new business wins and new product initiatives.
Latin America: Revenue increased $3.5 million, or 13.3%, and $6.6 million, or 13.2%, for the three and six months ended June 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volumes resulting from improving macroeconomic conditions and revenue from new business wins, partially offset by a decrease of 1.1% and 2.4% in each respective period from the impact of foreign currencies.
United Kingdom: Revenue decreased $3.7 million, or 7.0%, and increased $2.3 million, or 2.3%, for the three and six months ended June 30, 2022, respectively, compared with the same period in 2021. The decrease in the three months ended June 30, 2022 is due primarily to a 10.2% decrease in revenue from the impact of foreign currencies and one-time contracts last year, partially offset by higher local currency revenue from increased volumes resulting from improved, but slowing, macroeconomic conditions and revenue from new business wins and new product initiatives. The increase in the six months ended June 30, 2022 is due primarily to higher local currency revenue from increased volumes resulting from improved, but slowing, macroeconomic conditions and revenue from new product initiatives, partially offset by a 6.8% decrease in revenue from the impact of foreign currencies.
Africa: Revenue increased $0.4 million, or 3.0%, and $1.5 million, or 5.2%, for the three and six months ended June 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volume resulting from improved economic conditions and from new product initiatives, and a decrease of 8.8% and 5.5% in each respective period from the impact of foreign currencies.
India: Revenue increased $12.2 million, or 43.8%, and $23.5 million, or 37.9%, for the three and six months ended June 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volumes resulting from strong macroeconomic conditions compared with last year’s second wave COVID lockdown, and revenue from new product initiatives and business wins, partially offset by a decrease of 6.7% and 5.4% in each respective period from the impact of foreign currencies.
Asia Pacific: Revenue increased $3.0 million, or 18.9%, and $6.2 million, or 20.8%, for the three and six months ended June 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volumes resulting from improved macroeconomic conditions, particularly in the Philippines, and revenue from new business wins and new product initiatives, partially offset by a decrease of 3.3% and 2.6% in each respective period from the impact of foreign currencies.
Consumer Interactive Segment
Consumer Interactive revenue increased $10.8 million, or 7.9%, and $30.1 million, or 11.3%, for the three and six months ended June 30, 2022, compared with the same period in 2021, due primarily to an increase of 17.3% in each period from our acquisition of Sontiq, partially offset by a decrease in revenue in our other channels.
Operating Expenses
Operating expenses for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of services	$308.1	$234.7	$73.4	31.3%	$606.2	$461.5	$144.7	31.4%
Selling, general and administrative	327.1	199.8	127.3	63.7%	686.5	418.9	267.6	63.9%
Depreciation and amortization	130.6	93.2	37.4	40.1%	259.4	182.7	76.7	42.0%
Total operating expenses	$765.8	$527.7	$238.1	45.1%	$1,552.1	$1,063.0	$489.1	46.0%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $73.4 million and $144.7 million for the three and six months ended June 30, 2022, compared with the same periods in 2021.
The increase was due primarily to:
•operating costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase in costs from our accelerated technology investment;
•an increase in product costs resulting from the increase in revenue in all of our segments; and
•an increase in labor costs, primarily in our U.S. Markets and International segments, as we continue to invest in key strategic growth initiatives, partially offset by:
•A decrease in incentive and stock-based compensation due to lower performance and forfeitures; and
•the impact of foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $127.3 million and $267.6 million for the three and six months ended June 30, 2022, compared with the same period in 2021.
The increase was due primarily to:
•operating costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase for certain legal and regulatory expenses;
•an increase in labor costs in our U.S. Markets and International segments, and in corporate, as we continue to invest in key strategic growth initiatives; and
•an increase in travel and entertainment expenses due to increased travel following the easing of COVID-19 travel restrictions, partially offset by:
•a decrease in advertising, primarily in our Consumer Interactive segment;
•A decrease in incentive and stock-based compensation due to lower performance and forfeitures;

•a decrease in adjustments to contingent consideration expense in our U.S. Markets segment; and
•the impact of foreign currencies on the expenses of our International segment.
Depreciation and Amortization
Depreciation and amortization increased $37.4 million and $76.7 million for the three and six months ended June 30, 2022, compared with the same period in 2021. These increases were due primarily to an increase in depreciation and amortization from our recent acquisitions of tangible and intangible assets.

Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue:
U.S. Markets gross revenue	$633.4	$438.7	$194.7	44.4%	$1,233.3	$860.4	$372.9	43.3%
International gross revenue	187.0	172.5	14.6	8.4%	378.2	338.7	39.5	11.7%
Consumer Interactive gross revenue	147.4	136.6	10.8	7.9%	297.0	266.9	30.1	11.3%
Total gross revenue	$967.8	$747.7	$220.1	29.4%	1,908.5	1,466.0	442.5	30.2%
Less: intersegment revenue eliminations	(19.5)	(19.6)	—	0.1%	(39.0)	(39.0)	—	—%
Total revenue as reported	$948.3	$728.2	$220.1	30.2%	$1,869.5	$1,427.1	$442.5	31.0%

Net income attributable to TransUnion	$95.6	$127.6	$(32.1)	(25.1)%	$143.9	$255.6	$(111.7)	(43.7)%
Net income attributable to TransUnion margin	10.1%	17.5%		(7.5)%	7.7%	17.9%		(10.2)%

Adjusted EBITDA(1):
U.S. Markets	$234.4	$186.8	$47.6	25.5%	$451.1	$363.5	$87.6	24.1%
International	81.0	72.2	8.9	12.3%	163.0	143.6	19.4	13.5%
Consumer Interactive	68.0	64.8	3.2	5.0%	137.0	123.3	13.6	11.0%
Corporate	(33.1)	(28.5)	(4.6)	(16.2)%	(66.5)	(57.6)	(8.9)	(15.4)%
Consolidated Adjusted EBITDA(1)	$350.3	$295.3	$55.0	18.6%	$684.5	$572.8	$111.7	19.5%

Adjusted EBITDA margin(1):
U.S. Markets	37.0%	42.6%		(5.6)%	36.6%	42.2%		(5.7)%
International	43.3%	41.8%		1.5%	43.1%	42.4%		0.7%
Consumer Interactive	46.2%	47.5%		(1.3)%	46.1%	46.2%		(0.1)%
Consolidated Adjusted EBITDA margin(1)	36.9%	40.6%		(3.6)%	36.6%	40.1%		(3.5)%
Net income attributable to TransUnion margin	10.1%	17.5%		(7.5)%	7.7%	17.9%		(10.2)%
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
Consolidated Adjusted EBITDA increased $55.0 million and $111.7 million for the three and six months ended June 30, 2022, compared to the same periods in 2021.

The increase was due primarily to:
•an increase in revenue from our recent acquisitions in our U.S. Markets and Consumer Interactive segments, and improved macroeconomic conditions, slowing in our more developed markets;
•A decrease in incentive and stock-based compensation due to lower performance and forfeitures; and
•a decrease in advertising costs, primarily in our Consumer Interactive segment, partially offset by:
•an increase in operating costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase in product costs resulting from the increase in revenue in all of our segments;
•an increase in labor costs in our U.S. Markets and International segments, and in corporate, as we continue to invest in key strategic growth initiative; and
•an increase in travel and entertainment expenses following the easing of COVID-19 travel restrictions.
Adjusted EBITDA margin for the U.S. Markets segment decreased due primarily to the impact of the lower margin profile of the Neustar business, integration costs of VF, an increase in product costs resulting from the increase in revenue and an increase in travel and entertainment expenses as a result of fewer travel restrictions, partially offset by an increase in revenue and improving market conditions in both of our verticals as well as revenue from our recent acquisitions.
Adjusted EBITDA margins for the International segment increased due primarily to an increase in local currency revenue and improving market conditions in all of our regions, partially offset by an increase in labor costs in the six-month period, increased travel and entertainment expenses due to fewer travel restrictions, and the impact of weakening foreign currencies in certain regions.
Adjusted EBITDA margin for the Consumer Interactive segment decreased due to a decrease in revenue in our direct and indirect channel and integration costs of Sontiq, partially offset by a decrease in advertising costs.
Non-Operating Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(51.9)	$(25.6)	$(26.3)	(102.8)%	$(102.1)	$(51.4)	$(50.7)	(98.7)%
Interest income	1.2	0.9	0.3	38.5%	1.9	1.5	0.4	24.4%
Earnings from equity method investments	3.1	2.7	0.4	14.6%	6.1	5.7	0.4	7.3%
Other income and expense, net:
Acquisition fees	(9.0)	(1.1)	(7.9)	nm	(17.9)	(2.2)	(15.7)	nm
Loan fees	(0.4)	(0.4)	—	nm	(7.3)	(1.2)	(6.1)	nm
Other income (expense), net	3.0	3.7	(0.8)	nm	7.0	5.2	1.8	nm
Total other income and expense, net	(6.4)	2.2	(8.7)	nm	(18.2)	1.8	(20.0)	(1,111.1)%
Non-operating income and expense	$(54.0)	$(19.7)	$(34.2)	(173.5)%	$(112.2)	$(42.3)	$(69.9)	(165.2)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and six months ended June 30, 2022, interest expense increased $26.3 million and $50.7 million compared with the same periods in 2021. This increase was due to additional borrowings of $3,100.0 million under our Senior Secured Credit Facility to fund the acquisition of Neustar on December 1, 2021, and the impact of an increase in the average interest rate.
Acquisition fees represent costs we have incurred in each period for various acquisition-related efforts.
For the six months ended June 30, 2022, loan fees include $6.5 million of our unamortized original issue discount and deferred financing fees written off as a result of the $400.0 million prepayment of our Senior Secured Term Loan.
Other income (expense), net includes currency remeasurement gains and losses, dividends received from cost method investments, gains and losses on cost method investments, if any, and other miscellaneous non-operating income and expense items.

Provision for Income Taxes
For the three months ended June 30, 2022, we reported an effective tax rate of 22.7%, which was higher than the 21.0% U.S. federal statutory rate due primarily to nondeductible expenses in connection with acquisition costs and executive compensation limitations, state taxes and other rate-impacting items, partially offset by benefits from the research and development credit, excess tax benefits on stock-based compensation and foreign rate differential.
For the six months ended June 30, 2022, we reported an effective tax rate of 26.1%, which was higher than the 21.0% U.S. federal statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters, acquisition costs and executive compensation limitations and state taxes and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation and benefits from the research and development credit.
For the three months ended June 30, 2021, we reported an effective tax rate of 32.4%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter of 2021, partially offset by discrete tax benefit related to electing the Global Intangible Low Tax Income (“GILTI”) high-tax exclusion retroactively for the 2019 tax year and excess tax benefits on stock-based compensation.
For the six months ended June 30, 2021, we reported an effective tax rate of 25.6%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter 2021, partially offset by discrete tax benefit related to electing the GILTI high-tax exclusion retroactively for the 2018 and 2019 tax years and excess tax benefits on stock-based compensation.
Significant Changes in Assets and Liabilities
Total cash decreased by $1,330.8 million from December 31, 2021 to June 30, 2022 due primarily to cash paid for acquisitions, prepayments made on our debt, payments for taxes due on the gain on the divestiture of our Healthcare business made in the second quarter of 2022, as well as normal recurring payments that occur in the first quarter annually. For further information, refer to the Liquidity and Capital Resources section directly below.
The increase in other intangibles, net of accumulated amortization, as of June 30, 2022, compared with December 31, 2021, is due primarily to the addition of the preliminary fair value estimate of intangible assets from our recent acquisition of Argus and expenditures for the development of internal use software, partially offset by 2022 amortization expense and a decrease due to the cumulative translation adjustment of our foreign entities long-lived assets resulting from changes to foreign exchange rates between periods. The increase in goodwill as of June 30, 2022, compared with December 31, 2021, is due primarily to the addition of the preliminary estimate of goodwill from our recent acquisition, partially offset by translation adjustments of our foreign entities goodwill resulting from changes to foreign exchange rates between periods. See Part I, Item 1, Note 2, “Acquisitions,” for the preliminary estimates of the fair value of the intangible assets and goodwill from our recent acquisition. The offset to the translation adjustments are included in accumulated other comprehensive loss on our balance sheet.
The decrease in current liabilities is due primarily to taxes due on the gain on the sale of our Healthcare business that were paid in the second quarter of 2022 and the payment of accrued bonuses during the first quarter of 2022 that were earned in 2021, partially offset by an increase in our estimated liabilities for certain legal and regulatory expenses. See Part I, Item 1, Note 8, “Other Current Liabilities” for further information.
Total debt decreased from December 31, 2021 to June 30, 2022 primarily due to our prepayment of $400.0 million of our Senior Secured Term Loans. See Part I, Item 1, Note 10, “Debt” for additional information.

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
Cash and cash equivalents totaled $521.8 million and $1,842.4 million at June 30, 2022, and December 31, 2021, respectively, of which $242.7 million and $205.0 million was held outside the United States in each respective period. As of June 30, 2022, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
On April 8, 2022, we completed our acquisition of VF for $508.0 million, which was funded by cash on hand. For additional information on this transaction, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 2, “Business Acquisitions” and Note 3, “Discontinued Operations.”
In April 2022, we paid $355 million of taxes due on the gain on the divestiture of our Healthcare business funded with cash on hand.
Each year, the Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the loan agreement. There were no excess cash flows for 2021 and therefore no additional payment will be required in 2022. Additional payments based on excess cash flows could be due in future years. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt,” for additional information about our debt.
For the six months ended June 30, 2021, we prepaid $85.0 million of our Senior Secured Term Loan B-5, funded from our cash on hand.
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. We paid dividends of $0.095 per share totaling $37.2 million in the first half of 2022. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our board.
During the first quarter of 2022, 0.8 million outstanding employee restricted stock units vested and became taxable to the employees. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement. During the first quarter of 2022, we remitted cash to the respective governmental agencies equivalent to the value of the shares employees used to satisfy their withholding obligations of $29.2 million. We expect a similar cash obligation during the first quarter of 2023.
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
Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2022	2021	Change
Cash (used in) provided by operating activities of continuing operations	$(115.4)	$347.7	$(463.1)
Cash used in investing activities of continuing operations	(676.2)	(142.2)	(534.0)
Cash used in financing activities of continuing operations	(521.8)	(202.5)	(319.3)
Cash flows of discontinued operations and effect of exchange rate changes on cash and cash equivalents	(7.2)	30.0	(37.2)
Net change in cash and cash equivalents	$(1,320.6)	$33.0	$(1,353.6)
Operating Activities
The decrease in cash used in operating activities of continuing operations was due primarily to payments for taxes due on the gain on the divestiture of our Healthcare business, an increase in cash used to pay accrued incentive and other compensation in the first quarter of 2022 compared to the first quarter of 2021 and an increase in interest expense payments.
Investing Activities
The increase in cash used in investing activities of continuing operations was due primarily to payments made for the VF acquisition and an increase in capital expenditures.
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
Cash paid for capital expenditures increased $28.1 million, from $93.2 million for the six months ended June 30, 2021, to $121.3 million for the six months ended June 30, 2022.
Debt
Hedges
On December 23, 2021, we entered into new interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,592.0 million that amortizes each quarter. The agreement requires TransUnion to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The first swap required TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,110.0 million that amortizes each quarter after it commences. The second swap requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The current aggregate notional amount under these agreements is $1,380.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022. The agreements require TransUnion to pay fixed rates currently fixed at 2.702% and 2.706% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2022, we were in compliance with all debt covenants.
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
Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). The notes to our consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. See Part II, Item 7, “Application of Critical Accounting Estimates” and Part II, Item 8, Note 1, “Significant Accounting and Reporting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 22, 2022, for additional information about our critical accounting estimates.

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
•the effects of the COVID-19 pandemic, including the prevalence and severity of the variants;
•the war in Ukraine and escalating geopolitical tensions as a result of Russia’s invasion of Ukraine;
•macroeconomic effects including the impact of inflation, and industry trends and adverse developments in the debt, consumer credit and financial services markets;
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
For example, in January 2017, as part of an agreed settlement with the CFPB, we agreed among other things, to implement certain practice changes in the way we advertise, market and sell products and services offered directly to consumers. In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleged that we failed to comply with and timely implement the Consent Order issued by the CFPB in January 2017 (the “Consent Order”), and further alleged additional violations related to Consumer Interactive Inc.’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us and our former President of Consumer Interactive in the United States District Court for the Northern District of Illinois alleging that we violated the Consent Order, engaged in deceptive acts and practices in marketing TransUnion Credit Monitoring, provided substantial assistance to TransUnion Interactive, Inc. in violating the Consent Order and the law, failed to obtain signed written authorizations from consumers before debiting their bank accounts for the TransUnion Credit Monitoring product and illegally diverted consumers from their free annual file disclosure into paid subscription products. We continue to believe that our marketing practices are lawful and appropriate and that we have been, and remain, in compliance with the Consent Order, and we will vigorously defend against allegations to the contrary in such proceedings. On July 8, 2022, the TU Entities and Mr. Danaher each filed a motion to dismiss the lawsuit. As of June 30, 2022, we have an accrual of $56.0 million recorded in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition, however, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter. See Part I, Item 1, Notes to Unaudited Consolidated Financial Statements, Note 16, “Contingencies,” for information regarding our legal proceedings.

Additionally, in March 2022, we received a NORA from the CFPB informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our tenant and employment screening business, TransUnion Rental Screening Solutions, Inc. (“TURSS”). The NORA letter alleges that Trans Union LLC and TURRS violated the Fair Credit Reporting Act by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. We believe that our acts and practices are lawful and we intend to vigorously defend against any allegations to the contrary. Also, in June 2022, the CFPB informed Trans Union LLC that it intends to issue a NORA letter following an investigation relating to potential violations of law in connection with the placement and lifting of security freezes resulting from certain system issues. As of the date of this disclosure, Trans Union LLC has not received the NORA letter and has not otherwise been informed of the allegations the CFPB may make. We have corrected associated system issues and have processes in place to monitor and address issues going forward. Should the CFPB commence an action against us in connection with either of these matters, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in either of these matters, nor are we able to predict the likely outcome of any such action.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30	293,374	$98.48	—	$166.5
May 1 to May 31	2,041	88.21	—	$166.5
June 1 to June 30	1,175	85.29	—	$166.5
Total	296,590		—
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

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Third Amended and Restated Bylaws of TransUnion amended as of May 12, 2020 (Incorporated by reference to Exhibit 3.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

July 26, 2022	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

July 26, 2022	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)