Form 10-Q
period 2022-09-30
TransUnion
filed 2022-10-25
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of September 30, 2022, there were 192.7 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$596.1	$1,842.4
Trade accounts receivable, net of allowance of $10.9 and $10.7	634.8	558.0
Other current assets	286.5	231.6
Current assets of discontinued operations	21.4	—
Total current assets	1,538.8	2,632.0
Property, plant and equipment, net of accumulated depreciation and amortization of $684.7 and $625.4	212.0	247.7
Goodwill	5,513.4	5,525.7
Other intangibles, net of accumulated amortization of $2,144.4 and $1,908.9	3,701.6	3,770.6
Other assets	713.3	459.0
Other assets of discontinued operations	125.0	—
Total assets	$11,804.1	$12,635.0
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$257.3	$270.2
Short-term debt and current portion of long-term debt	114.6	114.6
Other current liabilities	506.9	972.2
Current liabilities of discontinued operations	11.1	—
Total current liabilities	889.9	1,357.0
Long-term debt	5,778.9	6,251.3
Deferred taxes	801.9	787.6
Other liabilities	179.6	232.9
Other liabilities of discontinued operations	0.1	—
Total liabilities	7,650.4	8,628.8
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2022 and December 31, 2021, 198.6 million and 197.4 million shares issued at September 30, 2022 and December 31, 2021, respectively, and 192.7 million shares and 191.8 million shares outstanding as of September 30, 2022 and December 31, 2021, respectively	2.0	2.0
Additional paid-in capital	2,270.0	2,188.9
Treasury stock at cost; 5.9 million and 5.6 million shares at September 30, 2022 and December 31, 2021, respectively	(282.0)	(252.0)
Retained earnings	2,420.9	2,254.6
Accumulated other comprehensive loss	(357.4)	(285.4)
Total TransUnion stockholders’ equity	4,053.5	3,908.1
Noncontrolling interests	100.2	98.1
Total stockholders’ equity	4,153.7	4,006.2
Total liabilities and stockholders’ equity	$11,804.1	$12,635.0
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$938.2	$743.4	$2,807.8	$2,170.4
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	305.6	243.1	911.7	704.6
Selling, general and administrative	333.6	239.6	1,020.1	658.5
Depreciation and amortization	129.6	90.9	389.0	273.6
Total operating expenses	768.7	573.7	2,320.8	1,636.7
Operating income	169.5	169.7	487.0	533.7
Non-operating income and (expense)
Interest expense	(61.3)	(25.7)	(163.4)	(77.1)
Interest income	1.1	0.8	3.1	2.4
Earnings from equity method investments	3.5	2.9	9.7	8.6
Other income and (expense), net	(2.0)	(18.7)	(20.2)	(16.9)
Total non-operating income and (expense)	(58.7)	(40.7)	(170.9)	(83.0)
Income from continuing operations before income taxes	110.8	128.9	316.1	450.7
Provision for income taxes	(30.6)	(32.3)	(84.1)	(114.6)
Income from continuing operations	80.3	96.7	232.0	336.1
Discontinued operations, net of tax	2.4	21.5	2.3	45.6
Net income	82.7	118.2	234.3	381.7
Less: net income attributable to the noncontrolling interests	(3.5)	(4.0)	(11.3)	(12.0)
Net income attributable to TransUnion	$79.2	$114.2	$223.0	$369.7

Income from continuing operations	$80.3	$96.7	$232.0	$336.1
Less: income from continuing operations attributable to noncontrolling interests	(3.5)	(4.0)	(11.3)	(12.0)
Income from continuing operations attributable to TransUnion	76.8	92.7	220.7	324.1
Discontinued operations, net of tax	2.4	21.5	2.3	45.6
Net income attributable to TransUnion	$79.2	$114.2	$223.0	$369.7

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.40	$0.48	$1.15	$1.69
Discontinued operations, net of tax	0.01	0.11	0.01	0.24
Net Income attributable to TransUnion	$0.41	$0.60	$1.16	$1.93
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.40	$0.48	$1.14	$1.68
Discontinued operations, net of tax	0.01	0.11	0.01	0.24
Net Income attributable to TransUnion	$0.41	$0.59	$1.15	$1.92
Weighted-average shares outstanding:
Basic	192.6	191.6	192.4	191.3
Diluted	193.2	193.1	193.1	192.9

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$82.7	$118.2	$234.3	$381.7
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(138.0)	(54.0)	(280.3)	(49.7)
Benefit (Provision) for income taxes	0.2	0.1	(0.3)	0.1
Foreign currency translation, net	(137.8)	(53.9)	(280.6)	(49.6)
Hedge instruments:
Net change on interest rate swap	83.6	9.3	274.5	42.5
Expense for income taxes	(20.7)	(2.3)	(68.4)	(10.6)
Hedge instruments, net	62.9	7.0	206.1	31.9
Available-for-sale securities:
Net unrealized (loss) gain	(0.3)	(0.1)	(0.2)	—
Provision for income taxes	—	—	0.1	—
Available-for-sale securities, net	(0.3)	(0.1)	(0.1)	—
Total other comprehensive income (loss), net of tax	(75.2)	(47.0)	(74.6)	(17.7)
Comprehensive income (loss)	7.5	71.2	159.7	364.0
Less: comprehensive income attributable to noncontrolling interests	(2.3)	(3.4)	(8.5)	(10.5)
Comprehensive income (loss) attributable to TransUnion	$5.2	$67.8	$151.2	$353.5
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$234.3	$381.7
Less: Discontinued operations, net of tax	(2.3)	(45.6)
Income from continuing operations	232.0	336.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	389.0	273.6
Loss on repayment of loans	6.5	0.5
Deferred taxes	(60.7)	10.0
Stock-based compensation	62.0	49.0
Provision for losses on trade accounts receivable	4.3	(1.4)
Other	10.6	0.9
Changes in assets and liabilities:
Trade accounts receivable	(72.7)	(61.7)
Other current and long-term assets	(31.0)	(39.5)
Trade accounts payable	(20.4)	32.4
Other current and long-term liabilities	(448.8)	3.3
Cash provided by operating activities of continuing operations	70.8	603.2
Cash provided by operating activities of discontinued operations	4.6	57.0
Cash provided by operating activities	75.4	660.2
Cash flows from investing activities:
Capital expenditures	(192.5)	(148.7)
Proceeds from sale/maturities of other investments	85.3	27.8
Purchases of other investments	(103.9)	(53.7)
Investments in consolidated affiliates, net of cash acquired	(510.4)	—
Investments in nonconsolidated affiliates and purchase of convertible notes	(14.8)	(41.6)
Other	1.6	(0.5)
Cash used in investing activities of continuing operations	(734.7)	(216.7)
Cash (used in) provided by investing activities of discontinued operations	(1.9)	8.7
Cash used in investing activities	(736.6)	(208.0)
Cash flows from financing activities:
Repayments of debt	(486.0)	(127.5)
Proceeds from issuance of common stock and exercise of stock options	18.7	21.2
Dividends to shareholders	(57.5)	(51.5)
Employee taxes paid on restricted stock units recorded as treasury stock	(30.0)	(34.8)
Payment of contingent consideration	(2.8)	(32.4)
Distributions to noncontrolling interests	(6.3)	(6.5)
Cash used in financing activities of continuing operations	(563.9)	(231.5)
Cash used in financing activities of discontinued operations	—	—
Cash used in financing activities	(563.9)	(231.5)
Effect of exchange rate changes on cash and cash equivalents	(21.2)	(4.8)
Net change in cash and cash equivalents	(1,246.3)	215.9
Cash and cash equivalents, beginning of period	1,842.4	492.7
Cash and cash equivalents, end of period	$596.1	$708.6

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	$190.5	$2.0	$2,088.1	$(215.2)	$937.4	$(272.1)	$95.9	$2,636.1
Net income	—	—	—	—	127.9	—	2.7	130.6
Other comprehensive income (loss)	—	—	—	—	—	11.7	(1.0)	10.7
Stock-based compensation	—	—	17.0	—	—	—	—	17.0
Employee share purchase plan	0.1	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	1.0	—	—	—	—	1.0
Vesting of restricted stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.5)	—	—	—	(28.5)
Dividends to shareholders	—	—	—	—	(14.5)	—	—	(14.5)
Balance, March 31, 2021	$191.3	$2.0	$2,116.8	$(243.8)	$1,050.8	$(260.3)	$97.6	$2,763.1
Net income	—	—	—	—	127.6	—	5.2	132.9
Other comprehensive income	—	—	—	—	—	18.5	0.1	18.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Stock-based compensation	—	—	15.9	—	—	—	—	15.9
Exercise of stock options	0.2	—	1.0	—	—	—	—	1.0
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(5.4)	—	—	—	(5.4)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Other	—	—	—	—	—	—	0.5	0.5
Balance, June 30, 2021	$191.5	$2.0	$2,133.7	$(249.2)	$1,160.1	$(241.9)	$102.9	$2,907.6
Net income	—	—	—	—	114.2	—	4.0	118.2
Other comprehensive income	—	—	—	—	—	(46.4)	(0.6)	(47.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Stock-based compensation	—	—	16.1	—	—	—	—	16.1
Employee share purchase plan	0.1	—	11.4	—	—	—	—	11.4
Vesting of restricted stock units	—	—		—	—	—	—	—
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Treasury stock purchased	—	—	—	(0.9)	—	—	—	(0.9)
Dividends to shareholders	—	—	—	—	(18.6)	—	—	(18.6)
Balance, September 30, 2021	$191.6	$2.0	$2,161.5	$(250.1)	$1,255.7	$(288.3)	$100.4	$2,981.2

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	191.8	$2.0	$2,188.9	$(252.0)	$2,254.6	$(285.4)	$98.1	$4,006.2
Net income	—	—	—	—	48.3	—	3.7	52.0
Other comprehensive income	—	—	—	—	—	100.7	(0.1)	100.6
Stock-based compensation	—	—	20.1	—	—	—	—	20.1
Employee share purchase plan	0.1	—	10.0	—	—	—	—	10.0
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units	0.8	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.7)	—	—	—	(28.7)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Balance, March 31, 2022	192.4	$2.0	$2,219.2	$(280.8)	$2,284.5	$(184.7)	$101.7	$4,141.9
Net income	—	—	—	—	95.6	—	4.1	99.6
Other comprehensive income	—	—	—	—	—	(98.8)	(1.5)	(100.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Exercise of stock options	0.1	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Dividends to shareholders	—	—	—	—	(18.6)	—	—	(18.6)
Balance, June 30, 2022	192.5	$2.0	$2,239.9	$(281.2)	$2,361.5	$(283.5)	$100.2	$4,138.9
Net income (loss)	—	—	—	—	79.2	—	3.5	82.7
Other comprehensive income	—	—	—	—	—	(73.9)	(1.3)	(75.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation	—	—	18.7	—	—	—	—	18.7
Employee share purchase plan	0.1	—	11.0	—	—	—	—	11.0
Exercise of stock options	0.1	—	0.4	—	—	—	—	0.4
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(0.8)	—	—	—	(0.8)
Dividends to shareholders	—	—	—	—	(19.8)	—	—	(19.8)
Balance, September 30, 2022	192.7	$2.0	$2,270.0	$(282.0)	$2,420.9	$(357.4)	$100.2	$4,153.7
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

The following is a rollforward of the allowance for doubtful accounts for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Beginning Balance	$10.7	$17.1
Provision for losses on trade accounts receivable	4.3	(1.4)
Write-offs, net of recovered accounts	(4.1)	(3.2)
Ending balance	$10.9	$12.5
Long-Lived Assets and Goodwill
We review long-lived asset groups that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We test goodwill for impairment on an annual basis, in the fourth quarter, or more frequently if events or circumstances indicate that the carrying value of one or more of our reporting units exceeds its fair value. We continually monitor events and changes in circumstances such as changes in market conditions and other relevant factors that could indicate that the fair value of our reporting units may more likely than not have fallen below its respective carrying value. The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could impact our estimates and assumptions utilized in our impairment tests, which may result in future impairments that could be material and negatively impact our results of operations.
The decrease in other intangibles, net of accumulated amortization, as of September 30, 2022, compared with December 31, 2021, is due primarily to $309.1 million of amortization expense and a decrease of $106.6 million related to our foreign entities long-lived assets resulting from changes to foreign exchange rates between periods. This decrease is partially offset by the addition of the preliminary fair value estimate of intangible assets from our recent acquisition as discussed in Note 2, “Acquisitions,” and $153.5 million of expenditures for the development of internal use software.
The decrease in goodwill as of September 30, 2022, compared with December 31, 2021, is due primarily to a decrease of $164.8 million related to our foreign entities goodwill resulting from changes to foreign exchange rates between periods. The decrease is partially offset by the net addition of the preliminary estimate of goodwill from our recent acquisition and measurement period adjustments for our 2021 acquisitions as discussed in Note 2, “Acquisitions”.
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
2022 Acquisitions
Verisk Financial Services
On April 8, 2022, we completed our acquisition of Verisk Financial Services (“VF”), the financial services business unit of Verisk Analytics, Inc. (“Verisk”), pursuant to a Stock Purchase Agreement dated as of February 21, 2022 (the “Purchase Agreement”), by and between Trans Union LLC and Verisk. We acquired 100% of the outstanding equity interest of the entities that comprise VF for $504.5 million in cash, including a reduction of $3.6 million recorded in the third quarter for certain customary purchase price adjustments as set forth in the Purchase Agreement. We are retaining the leading core businesses of Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”), and intend to divest the remaining non-core businesses.
Argus is relied upon by leading financial institutions, payments providers, and retailers worldwide for competitive studies, predictive analytics, models, and advisory services to provide a clear perspective on where their business stands today and to best position them for success in the future. We leverage the data provider consortium and proprietary and differentiated benchmarking datasets of these entities to provide more enhanced and holistic solution capabilities to our customers to make better and faster decisions that will help them increase financial inclusion, acquire new accounts, and improve fraud prevention, risk management, and other solutions.
We engaged in business activities with VF prior to the acquisition that were not material. The results of operations of Argus subsequent to the acquisition date are included in the U.S. Markets segment. The pro forma effects of this acquisition are not significant to the Company's reported financial results for any period presented. Accordingly, no pro forma financial statements have been presented herein. We have classified the net assets acquired of the non-core businesses as held-for-sale as of the date of acquisition and the results of operations of those businesses are presented as discontinued operations from the date of acquisition.
Acquisition Costs
We recognized transaction costs related to the acquisition of $11.3 million for nine months ended September 30, 2022, which we have recorded within other income and expense.
Purchase Price Allocation
The purchase price for this acquisition is preliminary, pending final customary purchase price adjustments. The valuation of the assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. The purchase price allocation is preliminary and subject to change, including the allocation of value to the net assets held for sale, the valuation of intangible assets, income taxes and goodwill, among other items, and will be finalized as the information necessary to complete the analyses is obtained. We expect to complete this analysis within one year from the acquisition date.
The fair values assigned to assets acquired and liabilities assumed as of September 30, 2022, are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analysis. The acquired assets and assumed liabilities, including the preliminary allocation of goodwill and intangible assets, are included in the U.S. Markets reporting unit.
The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed as of April 8, 2022, the date of acquisition, inclusive of measurement period adjustments:

April 8, 2022
(in millions)	VF
Purchase price[1]:	$504.5

Assets acquired:
Cash and cash equivalents	$4.1
Trade accounts receivable	25.5
Other current assets	3.3
Current assets of discontinued operations	16.5
Right of use lease assets	6.6
Property, plant and equipment	2.1
Goodwill[1]	165.7
Other intangibles	195.0
Other assets	29.5
Other assets of discontinued operations	126.8
Total assets acquired	$575.1

Liabilities assumed:
Trade accounts payable	$4.0
Other current liabilities	7.6
Current liabilities of discontinued operations	7.8
Deferred revenue	4.6
Lease liabilities	6.5
Deferred taxes	39.5
Other liabilities	0.1
Other liabilities of discontinued operations	0.6
Total liabilities assumed	$70.7

Net assets acquired	$504.5
(1) During the three months ended September 30, 2022, we reduced the purchase price for VF by $3.6 million to reflect our current estimate of purchase price adjustments. Additionally, we recorded other measurement period adjustments impacting intangibles, goodwill, and deferred taxes. The impact of these adjustments resulted in a decrease to intangibles of $25.0 million, an increase to goodwill of $16.5 million, a decrease in deferred taxes of $5.2 million and other insignificant changes.
(2) We estimate that $46.8 million of the goodwill, which originated from previous acquisitions of VF, is tax deductible.
2021 Acquisitions
Neustar
On December 1, 2021, we completed the acquisition of Neustar, Inc. (“Neustar”). We acquired 100% of the equity interests of Neustar for $3,100.1 million in cash, including final purchase price adjustments as set forth in the purchase agreement. The acquisition was funded primarily with the proceeds from the issuance of our Incremental Term B-6 Loan, which closed concurrently with the closing of the transaction. See Note 10, “Debt,” for additional information about our Incremental Term B-6 Loan. There was no contingent consideration resulting from this transaction.
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

We engaged in business activities with Neustar prior to the acquisition that were not material. The results of operations of Neustar subsequent to the acquisition date are included in the U.S. Markets segment, and together with the acquired assets and assumed liabilities, including the allocation of goodwill and intangible assets, are included in the U.S. Markets reporting unit.
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
The results of operations of Sontiq subsequent to the acquisition date are included within the Consumer Interactive segment, and together with the acquired assets and assumed liabilities, including the allocation of goodwill and intangible assets, are included in the Consumer Interactive reporting unit.
Purchase Price Allocations
The purchase price for each acquisition has now been finalized. The valuations of the assets acquired and liabilities assumed for the Neustar and Sontiq acquisitions as of September 30, 2022 is based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analysis. The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed, inclusive of measurement period adjustments:

	December 1, 2021
(in millions)	Neustar	Sontiq	Total
Purchase price[1]:	$3,100.1	$642.6	$3,742.7

Assets acquired:
Cash and cash equivalents	$122.7	$17.8	$140.4
Trade accounts receivable	118.7	10.0	128.7
Other current assets	24.6	1.5	26.1
Right of use lease assets	83.2	2.4	85.6
Property, plant and equipment	42.1	5.2	47.3
Goodwill[1,2]	1,888.5	444.5	2,332.9
Other intangibles	1,510.0	237.2	1,747.2
Other assets	5.4	0.2	5.6
Total assets acquired	$3,795.2	$718.7	$4,513.9

Liabilities assumed:
Accounts payable	$29.1	$7.3	$36.4
Other current liabilities	157.1	4.8	161.9
Deferred revenue	49.3	19.1	68.5
Operating lease liabilities	87.8	2.4	90.1
Deferred taxes	358.4	42.4	400.8
Other liabilities	13.4	0.1	13.5
Total liabilities assumed	$695.1	$76.1	$771.2

Net assets acquired	$3,100.1	$642.6	$3,742.7
(1) During the nine months ended September 30, 2022, we reduced the purchase price for Neustar by $6.5 million to reflect the final purchase price adjustments. The impact of these adjustments resulted in a decrease to goodwill of $11.8 million, a decrease in deferred tax liabilities of $6.7 million and other insignificant changes. Purchase price adjustments for Sontiq were insignificant for the nine months ended September 30, 2022.
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
Identifiable Intangible Assets and Goodwill
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired, inclusive of measurement period adjustments, and the weighted average amortization period as of the acquisition date:

	April 8, 2022		December 1, 2021
	Argus[1]		Neustar[1]		Sontiq[1]
(dollars in millions)	Preliminary Fair Value	Weighted-Average Amortization Period	Fair Value	Weighted-Average Amortization Period	Fair Value	Weighted-Average Amortization Period
Customer related assets	$171.0	18 years	$1,180.0	18 years	$183.3	17 years
Technology and software	22.0	7 years	320.0	10 years	49.7	10 years
Trade names and trademarks	2.0	1 year	10.0	1 year	1.5	1 year
Non-compete agreements	—	—	—	—	2.7	2 years
Total identifiable intangible assets	$195.0	16 years	$1,510.0	16 years	$237.2	15 years
(1)As discussed above, the valuation of intangible assets is preliminary for Argus, Neustar, and Sontiq as of September 30, 2022.
In determining the fair value of the identifiable intangible assets, we utilized various forms of the income approach, depending on the asset being valued. The estimation of fair value requires significant judgment related to cash flow forecasts, discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables, and other factors. Other inputs included historical data, current and anticipated market conditions, and growth rates.

The intangible assets were valued using the following valuation approaches:
Customer related assets
For each acquisition, a customer related asset was deemed to be the primary asset, which we valued using the multi-period excess-earnings method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions include customer attrition rates, EBITDA margins, and discount rates.
For Argus, we also identified another customer related asset that met the criteria to be recognized separate from the primary asset, which we valued using the lost income method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions include the expected length of time to recreate the customer relationships, EBITDA margins, and discount rates.
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
Goodwill
We recorded the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The purchase price of each acquisition exceeded the fair value of the net assets acquired primarily due to expected future revenue growth opportunities, synergies, operating efficiencies, and the assembled workforce. The acquisition of Argus provides proprietary competitive portfolio performance insights sourced from a consortium of financial institutions that, when combined with TransUnion’s authoritative datasets, is expected to allow us to better serve our customers by providing enhanced insights and solutions. The acquisition of Neustar is expected to accelerate growth through both material revenue synergies and increased participation in the fast-growing digital marketing and identity verification marketplaces. The acquisition of Sontiq is expected to result in a more comprehensive set of offerings which are expected to significantly increase growth opportunities for the Company.

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
Healthcare business
On December 17, 2021, we completed the sale of our Healthcare business for total consideration of $1,706.4 million in cash, including a $0.5 million true-up to our estimate of net working capital recorded in the nine months ended September 30, 2022. The after-tax net proceeds were approximately $1.4 billion. The terms and conditions of the transaction are set forth in the Stock Purchase Agreement dated as of October 26, 2021, by and between Trans Union LLC and nThrive, Inc. (“nThrive”). We also entered into a transition services agreement (“TSA”) that requires Trans Union LLC to provide certain administrative and operational services to nThrive on a transitional basis for generally up to 24 months. This agreement is not material and does not confer upon us the ability to influence the operating or financial policies of nThrive subsequent to the closing date. Income generated from the services provided under the TSA has been recorded in other income and (expense), net in the consolidated statements of income. As the transaction closed on December 17, 2021, there are no assets or liabilities of the Healthcare business on our consolidated balance sheet as of September 30, 2022 and December 31, 2021. The results of operations of our Healthcare business are included as discontinued operations, net of tax, in our consolidated statements of income.
Income from discontinued operations
The income from discontinued operations, net of tax reflected in the table below for the three and nine months ended September 30, 2022 are related to the non-core businesses from the VF acquisition as well as an incremental gain on sale of discontinued operations, net of tax, resulting from the final net working capital adjustment related to our Healthcare business. The results reflected for three and nine months ended September 30, 2021 are exclusively attributed to the Healthcare business that we disposed of in December 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$12.9	$48.3	$23.8	$140.7
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	3.1	16.1	7.8	48.1
Selling, general and administrative	5.3	7.6	9.8	23.9
Depreciation and amortization	—	4.9	—	14.9
Total operating expenses	$8.4	$28.6	$17.6	$86.9
Operating income of discontinued operations	4.6	19.7	6.2	53.8
Non-operating income and (expense)	(1.4)	8.6	(3.6)	6.2
Income before income taxes from discontinued operations	$3.2	$28.3	$2.6	$60.0
Provision for income taxes	(0.8)	(6.8)	(0.8)	(14.4)
Gain on sale of our Healthcare discontinued operations, net of tax	—	—	0.5	—
Income from discontinued operations, net of tax	$2.4	$21.5	$2.3	$45.6

4. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 6 and 10)	$252.1	$—	$252.1	$—
Available-for-sale marketable securities (Note 5)	2.7	—	2.7	—
Total	$254.8	$—	$254.8	$—

Liabilities
Put option on Cost Method Investment (Note 9)	$8.7	$—	$—	$8.7
Total	$8.7	$—	$—	$8.7
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 6 and 10)	$12.1	$—	$12.1	$—
Available-for-sale marketable securities (Note 5)	3.1	—	3.1	—
Total	$15.2	$—	$15.2	$—

Liabilities
Interest rate swaps (Notes 9 and 10)	$34.5	$—	$34.5	$—
Put option on Cost Method Investment (Note 9)	11.9	—	—	11.9
Contingent consideration (Note 8)	16.8	—	—	16.8
Total	$63.2	$—	$34.5	$28.7
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
Level 3 instruments consist of contingent consideration related to a Cost Method investment we acquired in 2021, a put option on the same Cost Method investment, and a contingent consideration obligation of an acquisition made by Neustar prior to the date we acquired Neustar. The put option allows the owner of the other shares to compel TransUnion to purchase their remaining shares, subject to the fulfillment of certain conditions. The fair value of the put option is determined using a Monte Carlo analysis with assumptions that include revenue projections, volatility rates, discount rates and the option period, among others. During the first quarter of 2022, we paid $14.8 million of contingent consideration obligation related to the Cost Method investment. During the second quarter of 2022, we paid $2.8 million of Neustar’s contingent consideration obligation.

5. Other Current Assets
Other current assets consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Prepaid expenses	$148.1	$136.2
Contract assets (Note 12)	8.0	5.2
Marketable securities (Note 4)	2.7	3.1
Other	127.7	87.1
Total other current assets	$286.5	$231.6
Other includes other investments in non-negotiable certificates of deposit that are recorded at their carrying value, which approximates fair value, and which was the primary reason for the increase in other.
6. Other Assets
Other assets consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Investments in affiliated companies (Note 7)	$263.6	$240.5
Interest rate swaps (Notes 4, 9 and 10)	252.1	12.1
Right-of-use lease assets	131.5	145.1
Other	66.1	61.3
Total other assets	$713.3	$459.0
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

Investments in affiliated companies consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Equity Method investments	$45.5	$46.1
Cost Method investments	215.5	192.6
Limited Partnership investment	2.6	1.8
Total investments in affiliated companies (Note 6)	$263.6	$240.5
These balances are included in other assets in the consolidated balance sheets.
The increase in Cost Method Investment at September 30, 2022 compared with December 31, 2021 was due primarily to a Cost Method Investment acquired as part of our VF acquisition. There are call and put options associated with one of our Cost Method Investments that are exercisable in 2024 and 2025, subject to certain restrictions. The carrying value of the call option is included in other assets on our balance sheet. The fair value of the put option is included in other liabilities on our balance sheet, and is adjusted to fair value at each reporting date. See Note 4, “Fair Value,” and Note 9, “Other Liabilities,” for additional information about the contingent consideration and put option.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Earnings from equity method investments (Note 15)	$3.5	$2.9	$9.7	$8.6
Dividends received from equity method investments	$0.5	$—	$11.1	$8.0
8. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Accrued payroll and employee benefits	$164.5	$279.9
Accrued legal and regulatory (Note 16)	119.1	85.6
Deferred revenue (Note 12)	112.9	133.6
Operating lease liabilities	34.0	38.4
Income taxes payable	15.0	351.1
Contingent consideration (Note 4)	—	16.8
Other	61.4	66.8
Total other current liabilities	$506.9	$972.2
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

9. Other Liabilities
Other liabilities consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Operating lease liabilities	$106.9	$119.1
Unrecognized tax benefits, net of indirect tax effects (Note 14)	42.3	40.7
Put option on Cost Method Investment (Note 4)	8.7	11.9
Deferred revenue (Note 12)	6.5	6.5
Interest rate swaps (Notes 4, 6 and 10)	—	34.5
Other	15.2	20.2
Total other liabilities	$179.6	$232.9
The decrease in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.
10. Debt
Debt outstanding consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Senior Secured Term Loan B-6, payable in quarterly installments through December 1, 2028, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (5.37% at September 30, 2022, and 2.75% at December 31, 2021), net of original issue discount and deferred financing fees of $6.0 million and $33.7 million, respectively, at September 30, 2022, and original issue discount and deferred financing fees of $7.7 million and $43.1 million, respectively, at December 31, 2021	$2,637.1	$3,049.2
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.87% at September 30, 2022, and 1.85% at December 31, 2021), net of original issue discount and deferred financing fees of $2.7 million and $6.6 million, respectively, at September 30, 2022, and original issue discount and deferred financing fees of $3.2 million and $7.7 million, respectively, at December 31, 2021	2,209.2	2,227.1
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (4.87% at September 30, 2022, and 1.35% at December 31, 2021), net of original issue discount and deferred financing fees of $1.4 million and $0.9 million, respectively, at September 30, 2022, and original issue discount and deferred financing fees of $1.9 million and $1.2 million, respectively, at December 31, 2021	1,047.1	1,089.4
Senior Secured Revolving Credit Facility	—	—
Finance leases	0.1	0.2
Total debt	5,893.5	6,365.9
Less short-term debt and current portion of long-term debt	(114.6)	(114.6)
Total long-term debt	$5,778.9	$6,251.3
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

During the nine months ended September 30, 2022, we prepaid $400.0 million of our Senior Secured Term Loan B-6, funded from our cash on hand. As a result of this prepayment, we expensed $6.5 million of our unamortized original issue discount and deferred financing fees to other income and expense in the consolidated statement of income.
As of September 30, 2022, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2022, we were in compliance with all debt covenants.
Interest Rate Hedging
On December 23, 2021, we entered into new interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,588.0 million that amortizes each quarter. The agreement requires TransUnion to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The first swap required TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,105.0 million that amortizes each quarter after it commences. The second swap requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The current aggregate notional amount under these agreements is $1,375.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022. The agreements require TransUnion to pay fixed rates currently fixed at 2.702% and 2.706% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
The change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The net change in the fair value of the swaps resulted in unrealized gains of $83.6 million ($62.9 million, net of tax) and $274.5 million ($206.1 million, net of tax) for the three and nine months ended September 30, 2022, respectively, recorded in other comprehensive income. The net change in the fair value of the swaps resulted in unrealized gains of $9.3 million ($7.0 million, net of tax) and $42.5 million ($31.9 million, net of tax) for the three and nine months ended September 30, 2021, respectively, recorded in other comprehensive income. Interest income on the swaps in the three months ended September 30, 2022 was $5.1 million ($3.9 million, net of tax). Interest expense on the swaps in the nine months ended September 30, 2022 was $17.2 million ($12.9 million, net of tax). Interest expense on the swaps in the three and nine months ended September 30, 2021 was $10.6 million ($8.0 million, net of tax) and $31.2 million ($23.5 million, net of tax), respectively. We currently expect to recognize a gain of approximately $85.7 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.

Fair Value of Debt
As of September 30, 2022 and December 31, 2021 the fair value of our Senior Secured Term Loan B-6, excluding original issue discounts and deferred fees was approximately $2,583.1 million and $3,096.1 million, respectively. As of September 30, 2022 and December 31, 2021 the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees was approximately $2,140.9 million and $2,217.0 million, respectively. As of September 30, 2022 and December 31, 2021, the fair value of our Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees, was approximately $1,023.1 million and $1,076.1 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
11. Stockholders’ Equity
Common Stock Dividends
In the first and second quarter of 2022 we paid dividends of $0.095 per share and in the third quarter of 2022 we paid dividends of $0.105 per share, totaling $18.3 million, $18.3 million, and $20.2 million, in each respective quarter. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
We have no obligation to repurchase additional shares. Any determination to repurchase additional shares will be at the discretion of management and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, and other factors management deems appropriate. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
For the nine months ended September 30, 2022 and 2021, 0.9 million and 1.1 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. For the three months ended September 30, 2022, the outstanding employee restricted stock units that vested and became taxable to employees were less than 0.1 million. For the three months ended September 30, 2021, the outstanding employee restricted stock units that vested and became taxable to employees were less than 0.1 million. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement. During the nine months ended September 30, 2022 and 2021, we remitted cash equivalent to the value of the shares employees used to satisfy their withholding obligations of $30.0 million and $34.8 million, respectively. During the three months ended September 30, 2022 and 2021, we remitted cash equivalent to the value of the shares employees used to satisfy their withholding obligations of $0.9 million and $0.9 million, respectively.
Preferred Stock
As of September 30, 2022 and December 31, 2021, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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

Most of our Stand Ready Performance Obligations consist of a series of distinct goods and services that are substantially the same and have the same monthly pattern of transfer to our customers. We consider each month of service in this time series to be a distinct performance obligation and, accordingly, recognize revenue over time. For a majority of these Stand Ready Performance Obligations, the total contract price is variable because our obligation is to process an unknown quantity of transactions, as and when requested by our customers, over the contract period. We allocate the variable price to each month of service using the time-series concept and recognize revenue based on the most likely amount of consideration to which we will be entitled, which is generally the amount we have the right to invoice. This monthly amount can be based on the actual volume of units delivered or a guaranteed minimum, if higher. Occasionally we have contracts where the amount we will be entitled to for the transactions processed is uncertain, in which case we estimate the revenue based on what we consider to be the most likely amount of consideration we will be entitled to, and adjust any estimates as facts and circumstances evolve.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in other current assets and are not material as of September 30, 2022 and December 31, 2021.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. There is one material fixed fee contract with a duration of more than one year, and for this contract, we expect to recognize revenue of approximately $117.0 million over the next two years and $92.6 million thereafter.
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
As of September 30, 2022, there were approximately 1.1 million anti-dilutive weighted stock-based awards outstanding, compared to less than 0.1 million as of September 30, 2021. As of September 30, 2022, there were approximately 0.2 million contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, because the contingencies had not been met, compared to approximately 0.1 million as of September 30, 2021.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Income from continuing operations	$80.3	$96.7	$232.0	$336.1
Less: income from continuing operations attributable to noncontrolling interests	(3.5)	(4.0)	(11.3)	(12.0)
Income from continuing operations attributable to TransUnion	$76.8	$92.7	$220.7	$324.1
Discontinued operations, net of tax	2.4	21.5	2.3	45.6
Net income attributable to TransUnion	$79.2	$114.2	$223.0	$369.7

Basic Earnings Per Share:
Income from continuing operations attributable to TransUnion	$0.40	$0.48	$1.15	$1.69
Discontinued operations, net of tax	0.01	0.11	0.01	0.24
Net Income attributable to TransUnion	$0.41	$0.60	$1.16	$1.93

Diluted Earnings Per Share:
Income from continuing operations attributable to TransUnion	$0.40	$0.48	$1.14	$1.68
Discontinued operations, net of tax	0.01	0.11	0.01	0.24
Net Income attributable to TransUnion	$0.41	$0.59	$1.15	$1.92

Weighted-average shares outstanding:
Basic	192.6	191.6	192.4	191.3
Dilutive impact of stock based awards	0.5	1.5	0.7	1.6
Diluted	193.2	193.1	193.1	192.9
14. Income Taxes
For the three months ended September 30, 2022, we reported an effective tax rate of 27.6%, which was higher than the 21.0% U.S. federal statutory rate due primarily to increases in valuation allowances, nondeductible expenses in connection with executive compensation limitations, non-U.S. return-to-provision adjustments and other rate-impacting items, partially offset by benefits from foreign rate differential that includes the cumulative effect of a legal entity restructuring implemented in the third quarter and the research and development credit.
For the nine months ended September 30, 2022, we reported an effective tax rate of 26.6%, which was higher than the 21.0% U.S. federal statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters and executive compensation limitations, increases in valuation allowances and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation, benefits from the research and development credit, and benefits from foreign rate differential that includes the cumulative effect of a legal entity restructuring implemented in the third quarter.
For the three months ended September 30, 2021, we reported an effective tax rate of 25.1%, which was higher than the 21.0% U.S. federal statutory rate due primarily to various foreign, federal and state taxes, partially offset by excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2021, we reported an effective tax rate of 25.4%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter 2021, partially offset by discrete tax benefit related to electing the GILTI high-tax exclusion retroactively for the 2018 and 2019 tax years and excess tax benefits on stock-based compensation.
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $47.4 million as of September 30, 2022, and $45.8 million as of December 31, 2021. The amounts that would affect the effective tax rate if recognized are $30.5 million and $28.3 million, respectively. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $9.5 million as of September 30, 2022, and $7.6 million as of December 31, 2021. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.

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
•Financial Services: The Financial Services vertical consists of our consumer lending, mortgage, auto and cards and payments lines of business, and our recently acquired Argus business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions. The results of operations of Argus are included in the U.S. Markets segment in our consolidated statements of income since the date of the acquisition.
•Emerging Verticals: Emerging Verticals include Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as our Neustar business. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions. The results of operations of Neustar are included in the U.S. Markets segment in our consolidated statements of income since the date of the acquisition.
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

Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include paid and free credit reports, scores and freezes, credit monitoring, identity protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels, as well as our recently acquired Sontiq business. The results of operations of Sontiq are included in the Consumer Interactive segment in our consolidated statements of income since the date of the acquisition.
Corporate
Corporate provides support services for each of the segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gross Revenue:
U.S. Markets:
Financial Services	$291.4	$277.6	$869.1	$811.4
Emerging Verticals	329.7	172.5	985.4	499.1
Total U.S. Markets	$621.1	$450.1	$1,854.4	$1,310.5

International:
Canada	$32.4	$30.6	$96.2	$95.0
Latin America	28.6	26.7	85.3	76.8
United Kingdom	48.5	54.6	154.5	158.3
Africa	15.5	15.1	45.9	44.0
India	44.4	34.5	129.8	96.4
Asia Pacific	19.8	16.5	55.7	46.2
Total International	$189.2	$178.0	$567.4	$516.7

Total Consumer Interactive	$147.3	$135.0	$444.3	$401.9

Total revenue, gross	$957.6	$763.1	$2,866.1	$2,229.1

Intersegment revenue eliminations:
U.S. Markets	$(17.6)	$(17.7)	$(53.1)	$(52.7)
International	(1.5)	(1.5)	(4.5)	(4.4)
Consumer Interactive	(0.3)	(0.5)	(0.8)	(1.6)
Total intersegment eliminations	$(19.4)	$(19.7)	$(58.4)	$(58.7)
Total revenue as reported	$938.2	$743.4	$2,807.8	$2,170.4

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
U.S. Markets Adjusted EBITDA	$218.4	$185.7	$669.5	$549.2
International Adjusted EBITDA	83.9	77.7	246.9	221.3
Consumer Interactive Adjusted EBITDA	73.1	69.4	210.0	192.8
Total	$375.3	$332.8	$1,126.4	$963.2
Adjustments to reconcile to income before income taxes:
Corporate expenses(1)	$(34.7)	$(31.1)	$(101.2)	$(88.7)
Net interest expense	(60.2)	(24.9)	(160.4)	(74.7)
Depreciation and amortization	(129.6)	(90.9)	(389.0)	(273.6)
Stock-based compensation(2)	(19.9)	(16.7)	(60.8)	(49.2)
Mergers and acquisitions, divestitures and business optimization(3)	(7.8)	(18.8)	(36.4)	(29.4)
Accelerated technology investment(4)	(12.1)	(12.6)	(32.2)	(29.7)
Net other(5)	(3.8)	(12.8)	(41.7)	20.9
Net loss (income) attributable to non-controlling interests	3.5	4.0	11.3	12.0
Total adjustments	$(264.5)	$(203.9)	$(810.3)	$(512.5)
Income from continuing operations before income taxes	$110.8	$128.9	$316.1	$450.7
(1)Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
(2)Consisted of stock-based compensation, including amounts which are cash settled.
(3)Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended September 30, 2022, $(8.7) million of Neustar integration costs; $(3.4) million of acquisition expenses; a $3.4 million gain related to a government tax reimbursement from a recent business acquisition; $0.7 million reimbursements for transition services related to divested businesses, net of separation expenses; and a $0.3 million adjustment to the fair value of a put option liability related to a minority investment.
For the nine months ended September 30, 2022, $(21.4) million of acquisition expenses; $(25.5) million of Neustar integration costs; a $6.0 million reimbursements for transition services related to divested businesses, net of separation expenses; a $3.4 million gain related to a government tax reimbursement from a recent business acquisition; and a $1.0 million adjustment to the fair value of a put option liability related to a minority investment.
For the three months ended September 30, 2022, $(18.3) million of acquisition expenses and $(0.5) million of adjustments to contingent consideration expense from previous acquisitions.
For the nine months ended September 30, 2021, $(20.4) million of acquisition expenses; $(8.4) million of adjustments to contingent consideration expense from previous acquisitions; a $(1.1) million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; and a $0.5 million gain on the sale of a cost method investment.
(4)Represents expenses associated with our accelerated technology investment to migrate to the cloud.
(5)Net other consisted of the following adjustments:
For the three months ended September 30, 2022, a $(3.8) million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the nine months ended September 30, 2022, $(28.4) million for certain legal and regulatory expenses; $(6.5) million of deferred loan fees written off as a result of the prepayments on our debt; and a $(6.8) million of net loss from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended September 30, 2022, $(12.0) million for certain legal and regulatory expenses and a $(0.8) million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the nine months ended September 30, 2021, a $20.4 million net reduction in certain legal and regulatory expenses; and a $0.5 million net gain from currency remeasurement of our foreign operations, loan fees and other.

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
U.S. Markets	$0.2	$0.6	$1.0	$1.9
International	3.3	2.2	8.7	6.7
Total	$3.5	$2.9	$9.7	$8.6
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
As of September 30, 2022 and December 31, 2021, we have accrued $119.1 million and $85.6 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
The following discussion describes material developments in previously disclosed material legal and regulatory matters that occurred in the nine months ended September 30, 2022. Refer to Part II, Item 8, Footnote 22, “Contingencies” of our Annual Report on Form 10-K for the year ended December 31, 2021, for a full description of our material pending legal and regulatory matters at that time.

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
As of September 30, 2022, we have an accrued liability of $56.0 million, compared with $26.5 million as of December 31, 2021, in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter.
In March 2022, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our tenant and employment screening business, TransUnion Rental Screening Solutions, Inc. (“TURSS”). The NORA letter alleges that Trans Union LLC and TURSS violated the Fair Credit Reporting Act by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. We believe that our acts and practices are lawful and we intend to vigorously defend against any allegations to the contrary. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome of any such action. As of September 30, 2022, we have recorded an accrued liability for an immaterial amount in connection with this matter. There is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time.
In June 2022, the CFPB informed Trans Union LLC that it intended to issue a NORA letter following an investigation relating to potential violations of law in connection with the placement and lifting of security freezes resulting from certain system issues. In August 2022, the TransUnion Entities received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us. We have corrected associated system issues and have processes in place to monitor and address issues going forward. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome, which could have a material adverse effect on our results of operations and financial condition. As of September 30, 2022, we are not able to reasonably estimate our potential loss or range of loss related to this matter.
Argus Department of Justice Matter
We are cooperating with an inquiry originating from the civil division of the United States Attorney’s Office for the Eastern District of Virginia related to Argus’s use of certain data it collected under certain government contracts. We acquired Argus in connection with our acquisition of VF in April 2022. This matter pertains to alleged conduct that commenced before we acquired Argus. We cannot predict the timing, outcome, or potential impact of this matter, financial or otherwise. Under the stock purchase agreement Trans Union LLC entered into with Verisk Analytics, Inc. (the “Seller”) pursuant to which we acquired VF, including Argus, the Seller agreed to indemnify us for certain losses with respect to this matter, including all losses directly resulting from any settlement agreement in connection with this matter, including civil monetary penalties, remediation costs and fees and expenses.

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
Our addressable market includes the global data and analytics market, which continues to grow as companies around the world increasingly recognize the benefits of data and analytics-based decision making, and as consumers recognize the important role that their data identities play in their ability to procure goods and services. There are several underlying trends supporting this market growth, including the proliferation of data, advances in technology and analytics that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. Leveraging our established position as a leading provider of information and insights, we have grown our business by expanding the breadth and depth of our data, strengthening our analytics capabilities to deliver innovative solutions, expanding into complementary adjacencies and vertical markets, investing in technology infrastructure to leverage capabilities to best serve our customers and enhancing our global operating model. As a result, over the long term we believe we are well positioned to expand our share within the markets we currently serve and capitalize on the larger data and analytics opportunity.
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
•Financial Services: The Financial Services vertical consists of our consumer lending, mortgage, auto and cards and payments lines of business, and our recently acquired Argus business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions. The results of operations of Argus are included in the U.S Markets segment in our consolidated statements of income since the date of the acquisition.
•Emerging Verticals: Emerging Verticals include Insurance, Services and Collections, Tenant and Employment, Technology, Commerce & Communications, Public Sector, Media, and other emerging verticals we serve, as well as our Neustar business. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions. The results of operations of Neustar are included in the U.S Markets segment in our consolidated statements of income since the date of the acquisition.
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
Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this segment include paid and free credit reports, scores and freezes, credit monitoring, identity protection and resolution, and financial management for consumers. The segment also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive segment serves consumers through both direct and indirect channels, as well as our Sontiq business. The results of operations of Sontiq are included in the Consumer Interactive segment in our consolidated statements of income since the date of the acquisition.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues and results of operations have been and can be significantly influenced by general macroeconomic conditions, including but not limited to, interest rates, inflation, housing demand, the availability of credit and capital, employment levels, consumer confidence and the impact of the global COVID-19 pandemic.
During 2021, in the markets where we compete, we saw generally improving macroeconomic conditions, driven by an increase in gross domestic product (“GDP”), interest rates that remained near historic lows, and continuing increases in employment levels. During the first nine months of 2022, while employment levels have continued to increase and supply chain constraints have begun to ease, persistent inflation, rapidly increasing energy prices, repeated actions on interest rates by the Federal Reserve and falling financial markets have all contributed to an economic downturn. In addition, a slowing housing market, coupled with lower GDP growth, softening consumer confidence and global geopolitical events have also added to the deterioration of global macroeconomic conditions and increasing recession fears compared to the post-pandemic rebound of 2021. These slowing macroeconomic conditions had a more pronounced impact in our developed markets compared to our emerging markets, although the impact of exchange rates had a significant impact on our international segment.
The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations and financial condition, including the carrying value of our long-lived assets such as goodwill and intangible assets.
Effects of Inflation
We believe that inflation has had a significant negative impact on our business and results of operations, including decreased demand for our services resulting from the Federal Reserve raising interest rates to combat inflation, slowing consumer spending on non-essential goods and services, and consequently lower demand for credit, during the last several months. The impact of significant recent and expected future inflation could have a material adverse impact on various aspect of our business in the future.
Recent Developments
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:
Since December 1, 2021, we completed the acquisition of three businesses that collectively materially affected, and will continue to materially affect, our results of operations in 2022 and the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about these transactions.

On April 12, 2022, after failed settlement negotiations with the Consumer Financial Protection Bureau (“CFPB”) regarding a certain regulatory matter, the CFPB filed a lawsuit against us, Trans Union, LLC, TransUnion Interactive, Inc. and our former President of Consumer Interactive. As of September 30, 2022, we have an accrued liability of $56.0 million, compared with $26.5 million as of December 31, 2021, in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred. Such an outcome could have a material adverse effect on our results of operations and financial condition. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 16, “Contingencies,” for further information about this matter.
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
Recent Acquisitions
We selectively evaluate acquisitions as a means to expand our business and enter new markets. Since January 1, 2021, we have completed the following acquisitions, including those that impact the comparability of our results between periods:
•On April 8, 2022, we acquired 100% of the equity of the entities that comprised Verisk Financial Services (“VF”), the financial services business unit of Verisk Analytics, Inc. We are retaining the leading core business of Argus, and intend to divest the remaining non-core businesses. Argus is relied upon by leading financial institutions, payments providers, and retailers worldwide for competitive studies, predictive analytics, models, and advisory services to provide a clear perspective on where their business stands today and to best position them for success in the future. The results of operations of Argus are included in the U.S. Markets segment in our consolidated statements of income since the date of the acquisition. The non-core businesses from the acquisition were classified as held for sale and are presented as discontinued operations, net of tax, for the three and nine months ended September 30, 2022.
•On December 1, 2021, we acquired 100% of the equity of Neustar, a premier identity resolution company with leading solutions in Marketing, Risk and Communications, enables customers to build connected consumer experiences by combining decision analytics with real-time identity resolution services driven by its OneID platform. The results of operations of Neustar are included in the U.S. Markets segment in our consolidated statements of income since the date of the acquisition.
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
Consumer Interactive
The Consumer Interactive segment offers solutions that help consumers manage their personal finances and take precautions against identity theft. Our Consumer Interactive segment serves consumers through both direct and indirect channels, and includes Sontiq.
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
For the three and nine months ended September 30, 2022 and 2021, these key indicators were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue:
Consolidated revenue as reported	$938.2	$743.4	$194.9	26.2%	$2,807.8	$2,170.4	$637.3	29.4%

U.S. Markets gross revenue	$621.1	$450.1	$171.0	38.0%	$1,854.4	$1,310.5	$543.9	41.5%
International gross revenue	189.2	178.0	11.2	6.3%	567.4	516.7	50.7	9.8%
Consumer Interactive gross revenue	147.3	135.0	12.3	9.1%	444.3	401.9	42.4	10.5%

Reconciliation of net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$79.2	$114.2	$(35.0)	(30.7)%	$223.0	$369.7	$(146.7)	(39.7)%
Discontinued operations	(2.4)	(21.5)	19.1	(88.9)%	(2.3)	(45.6)	43.3	(94.9)%
Net income from continuing operations attributable to TransUnion	$76.8	$92.7	$(15.9)	(17.2)%	$220.7	$324.1	$(103.4)	(31.9)%
Net interest expense	60.2	24.9	35.3	141.9%	160.4	74.7	85.6	114.6%
Provision for income taxes	30.6	32.3	(1.7)	(5.3)%	84.1	114.6	(30.5)	(26.6)%
Depreciation and amortization	129.6	90.9	38.6	42.5%	389.0	273.6	115.3	42.2%
EBITDA	$297.1	$240.8	$56.3	23.4%	$854.1	$787.1	$67.0	8.5%
Adjustments to EBITDA:
Stock-based compensation(1)	$19.9	$16.7	$3.2	19.1%	$60.8	$49.2	$11.6	23.5%
Mergers and acquisitions, divestitures and business optimization(2)	7.8	18.8	(10.9)	(58.3)%	36.4	29.4	7.0	23.9%
Accelerated technology investment(3)	12.1	12.6	(0.6)	(4.5)%	32.2	29.7	2.5	8.3%
Net other(4)	3.8	12.8	(9.0)	(70.3)%	41.7	(20.9)	62.6	nm
Total adjustments to EBITDA	$43.6	$60.9	$(17.3)	(28.4)%	$171.1	$87.4	$83.6	95.7%
Consolidated Adjusted EBITDA	$340.7	$301.7	$39.0	12.9%	$1,025.2	$874.5	$150.7	17.2%

Adjusted EBITDA:
U.S. Markets	$218.4	$185.7	$32.7	17.6%	$669.5	$549.2	$120.3	21.9%
International	83.9	77.7	6.1	7.9%	246.9	221.3	25.6	11.6%
Consumer Interactive	73.1	69.4	3.6	5.2%	210.0	192.8	17.3	8.9%
Corporate	(34.7)	(31.1)	(3.5)	(11.4)%	(101.2)	(88.7)	(12.4)	(14.0)%
Consolidated Adjusted EBITDA	$340.7	$301.7	$39.0	12.9%	$1,025.2	$874.5	$150.7	17.2%

Other metrics:
Cash provided by operating activities of continuing operations	$186.2	$255.5	$(69.3)	(27.1)%	$70.8	$603.2	$(532.4)	(88.3)%
Capital expenditures	(71.2)	(55.5)	(15.7)	28.3%	(192.5)	(148.7)	(43.8)	29.5%

nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the tables above and footnotes below.
(1)Consisted of stock-based compensation, including amounts which are cash settled.
(2)Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended September 30, 2022, $8.7 million of Neustar integration costs; $3.4 million of acquisition expenses; a $(3.4) million gain related to a government tax reimbursement from a recent business acquisition; $(0.7) million reimbursements for transition services related to divested businesses, net of separation expenses; and a $(0.3) million adjustment to the fair value of a put option liability related to a minority investment.
For the nine months ended September 30, 2022, $25.5 million of Neustar integration costs; $21.4 million of acquisition expenses; $(6.0) million reimbursements for transition services related to divested businesses, net of separation expenses; a $(3.4) million gain related to a government tax reimbursement from a recent business acquisition; and a $(1.0) million adjustment to the fair value of a put option liability related to a minority investment.
For the three months ended September 30, 2021, $18.3 million of acquisition expenses; and $0.5 million of adjustments to contingent consideration expense from previous acquisitions.
For the nine months ended September 30, 2021, $20.4 million of acquisition expenses; $8.4 million of adjustments to contingent consideration expense from previous acquisitions; a $1.1 million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; and a ($0.5) million gain on the sale of a cost method investment.
(3)Represents expenses associated with our accelerated technology investment.
(4)Net other consisted of the following adjustments:
For the three months ended September 30, 2022, a $3.8 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the nine months ended September 30, 2022, $28.4 million for certain legal and regulatory expenses; $6.5 million of deferred loan fees written off as a result of the prepayments on our debt; and a $6.8 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended September 30, 2021, $12.0 million for certain legal and regulatory expenses; and a $0.8 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the nine months ended September 30, 2021, a $(20.4) million net reduction in certain legal and regulatory expenses; and a ($0.5) net gain from currency remeasurement of our foreign operations, loan fees and other.

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
We present Adjusted EBITDA as a supplemental measure of our operating performance because it eliminates the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours. Our board of directors and executive management team use Adjusted EBITDA as a compensation measure under our incentive compensation plan. Under the credit agreement governing our Senior Secured Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to a ratio based on Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.” Adjusted EBITDA does not reflect our capital expenditures, interest, income tax, depreciation, amortization, stock-based compensation and certain other income and expense. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Adjusted EBITDA is not a measure of financial condition or profitability under GAAP and should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance. We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income (loss) attributable to TransUnion. The table above provides a reconciliation from net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.
Revenue
For the three and nine months ended September 30, 2022, revenue increased $194.9 million, or 26.2%, and $637.3 million, or 29.4%, compared with the same periods in 2021, due primarily to an increase in revenue from our recent acquisitions of 27.5% and 26.4% in each respective period, improved, but slowing, macroeconomic conditions and revenue from new business wins and new product initiatives in some of our markets, partially offset by a decline in revenue in our mortgage line of business and our Consumer Interactive segment and a 2.4% and 1.5% decrease in revenue in each respective period due to the impact of foreign currencies on all of our international businesses.
Revenue by segment and a more detailed explanation of revenue within each segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
U.S. Markets:
Financial Services	$291.4	$277.6	$13.8	5.0%	$869.1	$811.4	$57.7	7.1%
Emerging Verticals	329.7	172.5	157.2	91.2%	985.4	499.1	486.2	97.4%
U.S. Markets gross revenue	$621.1	$450.1	$171.0	38.0%	$1,854.4	$1,310.5	$543.9	41.5%

International:
Canada	$32.4	$30.6	$1.8	5.9%	$96.2	$95.0	$1.2	1.3%
Latin America	28.6	26.7	1.9	7.1%	85.3	76.8	8.5	11.1%
United Kingdom	48.5	54.6	(6.1)	(11.2)%	154.5	158.3	(3.8)	(2.4)%
Africa	15.5	15.1	0.4	2.8%	45.9	44.0	1.9	4.3%
India	44.4	34.5	9.9	28.7%	129.8	96.4	33.4	34.6%
Asia Pacific	19.8	16.5	3.3	20.0%	55.7	46.2	9.5	20.5%
International gross revenue	$189.2	$178.0	$11.2	6.3%	$567.4	$516.7	$50.7	9.8%

Consumer Interactive	$147.3	$135.0	$12.3	9.1%	$444.3	$401.9	$42.4	10.5%

Total gross revenue	$957.6	$763.1	$194.5	25.5%	$2,866.1	$2,229.1	$637.0	28.6%

Intersegment revenue eliminations:
U.S. Markets	$(17.6)	$(17.7)	$0.1	0.8%	$(53.1)	$(52.7)	$(0.4)	(0.7)%
International	(1.5)	(1.5)	—	(2.2)%	(4.5)	(4.4)	(0.1)	(1.3)%
Consumer Interactive	(0.3)	(0.5)	0.2	43.7%	(0.8)	(1.6)	0.8	48.9%
Total intersegment revenue eliminations	$(19.4)	$(19.7)	$0.3	1.7%	$(58.4)	$(58.7)	$0.3	0.6%
Total revenue as reported	$938.2	$743.4	$194.9	26.2%	$2,807.8	$2,170.4	$637.3	29.4%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

U.S. Markets Segment
U.S. Markets revenue increased $171.0 million, or 38.0%, and $543.9 million, or 41.5%, for the three and nine months ended September 30, 2022, compared with the same periods in 2021, due primarily to an increase in revenue of 39.8% and 38.3% from our recent acquisitions in each respective period, partially offset by a 1.8% decrease in organic revenue in the three month period.
Financial Services: Revenue increased $13.8 million, or 5.0%, and $57.7 million, or 7.1%, for the three and nine months ended September 30, 2022, compared with the same periods in 2021. The increase in revenue is due primarily to an 8.6% and 5.7% increase from our recent acquisition of Argus in each respective period, and revenue from new product initiatives in our card and banking, consumer lending, and auto lines of business, partially offset by a decrease in revenue in our mortgage line of business as volumes declined throughout the three and nine month periods due to the significant increases in interest rates during these periods. We anticipate the decline in our mortgage line of business will continue for the foreseeable future as we expect interest rates will remain high and may even continue to rise.
Emerging Verticals: Revenue increased $157.2 million, or 91.2%, and $486.2 million, or 97.4%, for the three and nine months ended September 30, 2022, compared with the same period in 2021. The increase in revenue is due to an increase of 90.2% and 91.3% from our acquisition of Neustar in each respective period, and revenue from new product initiatives within our existing product portfolio, partially offset by softness in the tenant market.
International Segment
International revenue increased $11.2 million, or 6.3%, and $50.7 million, or 9.8%, for the three and nine months ended September 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volumes resulting from improved macroeconomic conditions that are slowing in the more developed regions, and revenue from new business wins and new product initiatives, partially offset by a decrease in revenue of 9.8% and 6.3% in each respective period from the impact of foreign currencies.
Canada: Revenue increased $1.8 million, or 5.9%, and $1.2 million, or 1.3%, for the three and nine months ended September 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from new business wins and incremental revenue with current customers, partially offset by a decrease in revenue of 3.8% and 2.5% in each respective period from the impact of foreign currencies and revenue earned from a significant breach contract in the prior periods, primarily in the nine month period.
Latin America: Revenue increased $1.9 million, or 7.1%, and $8.5 million, or 11.1%, for the three and nine months ended September 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from growth across our markets reflecting good local macroeconomic conditions and consumer fundamentals and ongoing new business wins and expansion of our new solutions, partially offset by a decrease of 6.2% and 3.7% in each respective period from the impact of foreign currencies.
United Kingdom: Revenue decreased $6.1 million, or 11.2%, and $3.8 million, or 2.4%, for the three and nine months ended September 30, 2022, respectively, compared with the same period in 2021. The decrease is primarily due to a 15.1% and 9.6% decrease in revenue from the impact of foreign currencies in each respective period and revenue earned from significant one-time contracts in the prior periods, partially offset by higher local currency revenue from growth in several key product offerings.
Africa: Revenue increased $0.4 million, or 2.8%, and $1.9 million, or 4.3%, for the three and nine months ended September 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from meaningful new business wins and contract renewals as well as growth in emerging countries, partially offset by a decrease of 15.1% and 8.8% in each respective period from the impact of foreign currencies.
India: Revenue increased $9.9 million, or 28.7%, and $33.4 million, or 34.6%, for the three and nine months ended September 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from growth in consumer lending and card issuance fueled by health consumers who continue to spend despite rising inflation partially offset by a decrease of 10.0% and 7.1% in each respective period from the impact of foreign currencies.
Asia Pacific: Revenue increased $3.3 million, or 20.0%, and $9.5 million, or 20.5%, for the three and nine months ended September 30, 2022, compared with the same period in 2021, due primarily to higher local currency revenue from increased volumes resulting from improved macroeconomic conditions, and new business wins, particularly in the Philippines, partially offset by a decrease of 3.6% and 3.0% in each respective period from the impact of foreign currencies.
Consumer Interactive Segment

Consumer Interactive revenue increased $12.3 million, or 9.1%, and $42.4 million, or 10.5%, for the three and nine months ended September 30, 2022, compared with the same period in 2021, due primarily to an increase of 18.3% and 17.6% from our recent acquisition of Sontiq in each respective period, partially offset by a decrease in revenue in both of our other channels, and primarily in our Direct channel as slowing macroeconomic conditions have significantly reduced consumer demand for our paid credit products.
Operating Expenses
Operating expenses for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of services	$305.6	$243.1	$62.5	25.7%	$911.7	$704.6	$207.1	29.4%
Selling, general and administrative	333.6	239.6	94.0	39.2%	1,020.1	658.5	361.6	54.9%
Depreciation and amortization	129.6	90.9	38.6	42.5%	389.0	273.6	115.3	42.2%
Total operating expenses	$768.7	$573.7	$195.0	34.0%	$2,320.8	$1,636.7	$684.1	41.8%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Cost of Services
Cost of services increased $62.5 million and $207.1 million for the three and nine months ended September 30, 2022, compared with the same periods in 2021.
The increases were due primarily to:
•operating costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase in costs from our accelerated technology investment;
•an increase in organic product costs resulting from the increase in revenue in our U.S. Markets and International segments in the nine-month period; and
•an increase in labor costs, including an increase in stock-based compensation, primarily in our International segment, as we continue to invest in key strategic growth initiatives, partially offset by:
•a decrease in incentive compensation due to lower financial performance; and
•the impact of foreign currencies on the expenses of our International segment.
Selling, General and Administrative
Selling, general and administrative expenses increased $94.0 million and $361.6 million for the three and nine months ended September 30, 2022, compared with the same period in 2021.
The increases were due primarily to:
•operating costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase for certain legal and regulatory expenses in the nine month period; and
•an increase in labor costs, as we continue to invest in key strategic growth initiatives, partially offset by:
•a decrease in certain legal and regulatory expenses in the three month period;
•a decrease in incentive compensation due to lower financial performance;
•a decrease in contingent consideration expense in our U.S. Markets segment primarily in the nine month period; and
•a decrease in advertising expense, primarily in our Consumer Interactive segment;
•the impact of foreign currencies on the expenses of our International segment.

Depreciation and Amortization
Depreciation and amortization increased $38.6 million and $115.3 million for the three and nine months ended September 30, 2022, compared with the same period in 2021. These increases were due primarily to an increase in depreciation and amortization from our recent acquisitions of tangible and intangible assets.

Adjusted EBITDA and Adjusted EBITDA margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue:
U.S. Markets gross revenue	$621.1	$450.1	$171.0	38.0%	$1,854.4	$1,310.5	$543.9	41.5%
International gross revenue	189.2	178.0	11.2	6.3%	567.4	516.7	50.7	9.8%
Consumer Interactive gross revenue	147.3	135.0	12.3	9.1%	444.3	401.9	42.4	10.5%
Total gross revenue	$957.6	$763.1	$194.5	25.5%	2,866.1	2,229.1	637.0	28.6%
Less: intersegment revenue eliminations	(19.4)	(19.7)	0.3	1.7%	(58.4)	(58.7)	0.3	0.6%
Total revenue as reported	$938.2	$743.4	$194.9	26.2%	$2,807.8	$2,170.4	$637.3	29.4%

Net income attributable to TransUnion	$79.2	$114.2	$(35.0)	(30.7)%	$223.0	$369.7	$(146.7)	(39.7)%
Net income attributable to TransUnion margin	8.4%	15.4%		(6.9)%	7.9%	17.0%		(9.1)%

Adjusted EBITDA(1):
U.S. Markets	$218.4	$185.7	$32.7	17.6%	$669.5	$549.2	$120.3	21.9%
International	83.9	77.7	6.1	7.9%	246.9	221.3	25.6	11.6%
Consumer Interactive	73.1	69.4	3.6	5.2%	210.0	192.8	17.3	8.9%
Corporate	(34.7)	(31.1)	(3.5)	(11.4)%	(101.2)	(88.7)	(12.4)	(14.0)%
Consolidated Adjusted EBITDA(1)	$340.7	$301.7	$39.0	12.9%	$1,025.2	$874.5	$150.7	17.2%

Adjusted EBITDA margin(1):
U.S. Markets	35.2%	41.3%		(6.1)%	36.1%	41.9%		(5.8)%
International	44.3%	43.7%		0.7%	43.5%	42.8%		0.7%
Consumer Interactive	49.6%	51.4%		(1.8)%	47.3%	48.0%		(0.7)%
Consolidated Adjusted EBITDA margin(1)	36.3%	40.6%		(4.3)%	36.5%	40.3%		(3.8)%
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
Consolidated Adjusted EBITDA increased $39.0 million and $150.7 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021.
The increase was due primarily to:
•an increase in revenue from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•organic revenue growth;
•a decrease in incentive compensation due to lower financial performance;
•a decrease in advertising expense, primarily in our Consumer Interactive segment; and
•the impact of foreign currencies on the expenses of our International segment;
partially offset by:

•the macroeconomic factors noted in the Macroeconomic and Industry Trends, Effects of Inflation, and Revenue sections above;
•an increase in operating costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•an increase in product costs resulting from the increase in revenue in all of our segments;
•an increase in labor costs as we continue to invest in key strategic growth initiatives; and
•the impact of foreign currencies on the revenues of our International segment.
Adjusted EBITDA margin for the U.S. Markets segment decreased due primarily to the impact of the lower margin profile of the Neustar business, integration costs of VF, and an increase in product costs resulting from the increase in revenue, partially offset by an increase in revenue and improving market conditions in both of our verticals as well as revenue from our recent acquisitions.
Adjusted EBITDA margins for the International segment increased due primarily to an increase in local currency revenue and improving market conditions in some of our regions, partially offset by an increase in labor costs in the nine-month period, and the impact of foreign currencies in certain regions.
Adjusted EBITDA margin for the Consumer Interactive segment decreased due to a decrease in revenue in both our direct and indirect channels and integration costs of Sontiq, partially offset by a decrease in advertising costs.
Non-Operating Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(61.3)	$(25.7)	$(35.6)	(138.7)%	$(163.4)	$(77.1)	$(86.3)	(112.0)%
Interest income	1.1	0.8	0.3	39.0%	3.1	2.4	0.7	29.5%
Earnings from equity method investments	3.5	2.9	0.7	23.3%	9.7	8.6	1.1	12.7%
Other income and expense, net:
Acquisition fees	(3.4)	(18.3)	14.9	nm	(21.4)	(20.4)	(1.0)	nm
Loan fees	(0.4)	(0.4)	—	nm	(7.7)	(1.6)	(6.1)	nm
Other income (expense), net	1.8	(0.1)	1.9	nm	8.9	5.1	3.8	nm
Total other income and expense, net	(2.0)	(18.7)	16.7	nm	(20.2)	(16.9)	(3.3)	(19.6)%
Non-operating income and expense	$(58.7)	$(40.7)	$(17.9)	(43.9)%	$(170.9)	$(83.0)	$(87.9)	(105.8)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
For the three and nine months ended September 30, 2022, interest expense increased $35.6 million and $86.3 million compared with the same periods in 2021. This increase was due to additional borrowings of $3,100.0 million under our Senior Secured Credit Facility to fund the acquisition of Neustar on December 1, 2021, and the impact of an increase in the average interest rate.
Acquisition fees represent costs we have incurred in each period for various acquisition-related efforts.
For the nine months ended September 30, 2022, loan fees include $6.5 million of our unamortized original issue discount and deferred financing fees written off as a result of the $400.0 million prepayment of our Senior Secured Term Loan.
Other income (expense), net includes currency remeasurement gains and losses, dividends received from cost method investments, gains and losses on cost method investments, if any, and other miscellaneous non-operating income and expense items.

Provision for Income Taxes
For the three months ended September 30, 2022, we reported an effective tax rate of 27.6%, which was higher than the 21.0% U.S. federal statutory rate due primarily to increases in valuation allowances, nondeductible expenses in connection with executive compensation limitations, non-U.S. return-to-provision adjustments and other rate-impacting items, partially offset by benefits from foreign rate differential that includes the cumulative effect of a legal entity restructuring implemented in the third quarter and the research and development credit.
For the nine months ended September 30, 2022, we reported an effective tax rate of 26.6%, which was higher than the 21.0% U.S. federal statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters and executive compensation limitations, increases in valuation allowances and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation, benefits from the research and development credit, and benefits from foreign rate differential that includes the cumulative effect of a legal entity restructuring implemented in the third quarter.
For the three months ended September 30, 2021, we reported an effective tax rate of 25.1%, which was higher than the 21.0% U.S. federal statutory rate due primarily to various foreign, federal and state taxes, partially offset by excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2021, we reported an effective tax rate of 25.4%, which was higher than the 21.0% U.S. federal statutory rate due primarily to recording tax expense related to the remeasurement of our U.K. deferred taxes to reflect an increase in the U.K. corporate income tax rate enacted in the second quarter 2021, partially offset by discrete tax benefit related to electing the GILTI high-tax exclusion retroactively for the 2018 and 2019 tax years and excess tax benefits on stock-based compensation.
Significant Changes in Assets and Liabilities
Total cash decreased by $1,243.2 million from December 31, 2021 to September 30, 2022 due primarily to cash paid for acquisitions, prepayments made on our debt, payments for taxes due on the gain on the divestiture of our Healthcare business, as well as normal recurring incentive compensation payments that occur in the first quarter annually. For further information, refer to the Liquidity and Capital Resources section directly below.
The reduction in other intangibles, net of accumulated amortization, as of September 30, 2022, compared with December 31, 2021, is due primarily to the 2022 amortization expense and a decrease due to the cumulative translation adjustment of our foreign entities long-lived assets resulting from changes to foreign exchange rates between periods, partially offset by the addition of the preliminary fair value estimate of intangible assets from our recent acquisition of Argus and expenditures for the development of internal use software.
The reduction in goodwill as of September 30, 2022, compared with December 31, 2021, is due primarily to translation adjustments of our foreign entities goodwill resulting from changes to foreign exchange rates between periods, partially offset by the addition of the preliminary estimate of goodwill from our recent acquisition. See Part I, Item 1, Note 1, “Significant Accounting and Reporting Policies,” and Note 2, “Acquisitions,” for additional information about the impact of foreign exchange rates and the preliminary estimates of the fair value of the intangible assets and goodwill from our recent acquisition. The offset to the translation adjustments are included in accumulated other comprehensive loss on our balance sheet.
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
Total debt decreased from December 31, 2021 to September 30, 2022 primarily due to our prepayment of $400.0 million of our Senior Secured Term Loans. See Part I, Item 1, Note 10, “Debt” for additional information.

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
Cash and cash equivalents totaled $596.1 million and $1,842.4 million at September 30, 2022, and December 31, 2021, respectively, of which $276.6 million and $205.0 million was held outside the United States in each respective period. As of September 30, 2022, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
For the nine months ended September 30, 2022, we prepaid $400 million of our Senior Secured Term Loans, compared to $85.0 million for the nine months ended September 30, 2021. Both payments were made in the first quarter of each respective year and funded from our cash on hand. The remaining balance at September 30, 2022 in cash and cash equivalents is consistent with our short-term cash needs and investment objectives.
On April 8, 2022, we completed our acquisition of VF and paid $508.0 million, which was funded with cash on hand. For additional information on this transaction, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 2, “Business Acquisitions” and Note 3, “Discontinued Operations.”
In April 2022, we paid $355 million of taxes due on the gain on the divestiture of our Healthcare business funded with cash on hand.
Each year, the Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the loan agreement. There were no excess cash flows for 2021 and therefore no additional payment was required in 2022. Additional payments based on excess cash flows could be due in future years. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt,” for additional information about our debt.
On February 13, 2018, we announced that our board of directors approved a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. In the first and second quarter of 2022 we paid dividends of $0.095 per share and in the third quarter of 2022 we paid dividends of $0.105 per share, totaling $18.3 million, $18.3 million, and $20.2 million, in each respective quarter. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our board.

During the first quarter of 2022, 0.9 million outstanding employee restricted stock units vested and became taxable to the employees. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement. During the first quarter of 2022, we remitted cash to the respective governmental agencies equivalent to the value of the shares employees used to satisfy their withholding obligations of $28.7 million. We expect a similar cash obligation during the first quarter of 2023.
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
Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2022	2021	Change
Cash provided by operating activities of continuing operations	$70.8	$603.2	$(532.4)
Cash used in investing activities of continuing operations	(734.7)	(216.7)	(518.0)
Cash used in financing activities of continuing operations	(563.9)	(231.5)	(332.4)
Cash flows of discontinued operations and effect of exchange rate changes on cash and cash equivalents	(15.4)	60.9	(76.3)
Net change in cash and cash equivalents	$(1,243.2)	$215.9	$(1,459.1)
Operating Activities
The decrease in cash provided by operating activities of continuing operations was due primarily to payments for taxes due on the gain on the divestiture of our Healthcare business made in the second quarter, an increase in cash used to pay accrued incentive and other compensation in the first quarter of 2022 compared to the first quarter of 2021, and an increase in interest expense payments for the nine month period.
Investing Activities
The increase in cash used in investing activities of continuing operations was due primarily to payments made for the acquisition of VF and an increase in capital expenditures.
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
Cash paid for capital expenditures increased $43.8 million, from $148.7 million for the nine months ended September 30, 2021, to $192.5 million for the nine months ended September 30, 2022.
Debt
Hedges
On December 23, 2021, we entered into new interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,588.0 million that amortizes each quarter. The agreement requires TransUnion to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.

On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The first swap required TransUnion to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,105.0 million that amortizes each quarter after it commences. The second swap requires TransUnion to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The current aggregate notional amount under these agreements is $1,375.0 million, decreasing each quarter until the second agreement terminates on December 30, 2022. The agreements require TransUnion to pay fixed rates currently fixed at 2.702% and 2.706% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2022, we were in compliance with all debt covenants.
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
•our ability to acquire businesses, successfully secure financing for our acquisitions, timely consummate our acquisitions, successfully integrate the operations of our acquisitions, control the costs of integrating our acquisitions and realize the intended benefits of such acquisitions;
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
For example, in January 2017, as part of an agreed settlement with the CFPB, we agreed among other things, to implement certain practice changes in the way we advertise, market and sell products and services offered directly to consumers. In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleged that we failed to comply with and timely implement the Consent Order issued by the CFPB in January 2017 (the “Consent Order”), and further alleged additional violations related to Consumer Interactive Inc.’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us and our former President of Consumer Interactive in the United States District Court for the Northern District of Illinois alleging that we violated the Consent Order, engaged in deceptive acts and practices in marketing TransUnion Credit Monitoring, provided substantial assistance to TransUnion Interactive, Inc. in violating the Consent Order and the law, failed to obtain signed written authorizations from consumers before debiting their bank accounts for the TransUnion Credit Monitoring product and illegally diverted consumers from their free annual file disclosure into paid subscription products. We continue to believe that our marketing practices are lawful and appropriate and that we have been, and remain, in compliance with the Consent Order, and we will vigorously defend against allegations to the contrary in such proceedings. On July 8, 2022, the TU Entities and Mr. Danaher each filed a motion to dismiss the lawsuit. As of September 30, 2022, we have an accrual of $56.0 million recorded in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition, however, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter. See Part I, Item 1, Notes to Unaudited Consolidated Financial Statements, Note 16, “Contingencies,” for information regarding our legal proceedings.

Additionally, in March 2022, we received a NORA from the CFPB informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our tenant and employment screening business, TransUnion Rental Screening Solutions, Inc. (“TURSS”). The NORA letter alleges that Trans Union LLC and TURRS violated the Fair Credit Reporting Act by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. We believe that our acts and practices are lawful and we intend to vigorously defend against any allegations to the contrary. In August 2022, the TU Entities received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us in connection with potential violations of law in connection with the placement and lifting of security freezes resulting from certain system issues. We have corrected associated system issues and have processes in place to monitor and address issues going forward. Should the CFPB commence an action against us in connection with either of these matters, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in either of these matters, nor are we able to predict the likely outcome of any such action.
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
Our largest customers, and therefore our business and revenues, are influenced by macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenues are concentrated among certain customers, industries, product offerings and in distinct geographic regions, primarily in the United States. Our year-to-date revenue in our U.S. Markets Financial Services vertical and in our Consumer Interactive segment accounted for approximately 30% and 16% of consolidated gross revenues, respectively. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. Our customer base suffers when financial markets experience volatility, liquidity issues and disruption, which has occurred in the past and which could reoccur, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and revenue. Changes in the macroeconomic environment have resulted, and may continue to result in, fluctuations in volumes, pricing and operating margins for our services. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. Over the last several months, high inflation levels have had a significant negative impact on our business by decreasing demand for credit due to slower consumer spending on non-essential goods and services and due to the Federal Reserve raising interest rates to combat inflation. Continued inflation and interest rate increases could further materially impact our business. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.
Our stock price has recently been volatile and has declined, and may continue to be volatile or decline, regardless of our operating performance.
Our stock price has recently been volatile and has declined due to a number of factors, including the deteriorating macroeconomic environment, changing expectations about our future revenue and operating results, and softening of the forward-looking guidance we have provided. The financial markets have at various times experienced significant price and volume fluctuations that have impacted the stock prices of many companies in the broader markets and in our industry in particular. These broad market and industry-specific fluctuations, as well as deteriorating macroeconomic conditions, could have a material adverse effect on our results of operations, financial condition and stock price. The determination of the fair value of each reporting unit is based on various assumptions and valuation techniques including consideration of the sum of the fair value of each reporting unit compared to the Company’s overall market capitalization. Such assumptions are inherently uncertain, and a change in assumptions, or a change in our market capitalization, could result in an impairment for one or more of our reporting units.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	296,652	$98.36	—	$166.5
August 1 to August 31	2,456	77.79	—	$166.5
September 1 to September 30	11,025	60.38	—	$166.5
Total	310,133		—
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
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Third Amended and Restated Bylaws of TransUnion amended as of May 12, 2020 (Incorporated by reference to Exhibit 3.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

October 25, 2022	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

October 25, 2022	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)