Form 10-K
period 2022-12-31
TransUnion
filed 2023-02-14
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $15.3 billion as of June 30, 2022 (based on the closing stock price of such stock as quoted on the New York Stock Exchange).

As of January 31, 2023, there were 192.9 million shares of TransUnion common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of TransUnion for the Annual Meeting of Stockholders to be held May 4, 2023 are incorporated by reference to the extent specified in Part III of this Form 10-K.

TRANSUNION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2022

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
Factors that could cause actual results to differ materially from those described in the forward-looking statements, or that could materially affect our financial results or such forward-looking statements include:
•macroeconomic effects and changes in market conditions, including the impact of inflation, risk of recession, and industry trends and adverse developments in the debt, consumer credit and financial services markets;
•the war in Ukraine and escalating geopolitical tensions as a result of Russia’s invasion of Ukraine;
•the effects of the COVID-19 pandemic, including the prevalence and severity of variants;
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
Grounded in our heritage as a credit reporting agency, we have built robust and accurate databases of information for a large portion of the adult population in the markets we serve. We use our data fusion methodology to link and match an increasing set of disparate data to further enrich our database. We use this enriched data, combined with our expertise, to continuously develop more insightful solutions for our customers, all while maintaining compliance with global laws and regulations. Because of our work, organizations can better understand consumers in order to make more informed decisions, and earn consumer trust through great, personalized experiences, and the proactive extension of the right opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in better offers and opportunities.
We provide solutions that enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, mitigate fraud, and effectively manage call center operations. Businesses embed our solutions into their process workflows to deliver critical insights and enable effective actions. Consumers use our solutions to view their credit profiles and access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services and Emerging Verticals. Emerging verticals consists of Technology, Commerce & Communications, Insurance, Media, Services and Collections, Tenant and Employment, and Public Sector. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India, and Asia Pacific.
Our addressable market includes the global data and analytics market, which continues to grow as companies around the world increasingly recognize the benefits of data and analytics-based decision making, and as consumers recognize the important role that their data identities play in their ability to procure goods and services. There are several underlying trends supporting this market growth, including the proliferation of data, advances in technology and analytics that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. Leveraging our established position as a leading provider of information and insights, we have grown our business by expanding the breadth and depth of our data, strengthening our analytics capabilities to deliver innovative solutions and a more wholistic view of the consumer wallet, expanding into complementary adjacencies and vertical markets, investing in technology infrastructure to leverage capabilities to best serve our customers, and enhancing our global operating model. As a result, we believe we are well positioned to expand our share within the markets we currently serve and capitalize on the larger data and analytics opportunity.
Our solutions are based on a foundation of data assets across financial, credit, alternative credit, identity, phone activity, digital device information, marketing, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Our acquisition of Neustar, Inc. (“Neustar”), and particularly its OneID platform, has further enhanced our ability to deliver real-time, persistent identity resolution of disparate data fragments and attributes in a privacy compliant manner. Our technology infrastructure allows us to efficiently integrate our data with our analytics and technology capabilities to create and deliver innovative solutions to our customers and to quickly adapt to changing customer needs. Our deep analytics resources, including our people and tools driving predictive modeling and scoring, customer segmentation, benchmarking and forecasting, enable us to provide businesses and consumers with better insights.
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
Our Evolution
We are dedicated to building upon our foundation as a global information and insights company that makes trust possible, so people around the world can access the opportunities that can lead to a higher quality of life. We have been in business for over 50 years and have established a long track record of providing innovative solutions to businesses and consumers. Since our founding as a provider of regional credit reporting services, we have built a comprehensive, valuable, and unique database of U.S. consumer information to build products that span many industry verticals. We have also strengthened our data, analytics and technology delivery capabilities and acquired complementary businesses enabling us to enhance our solutions. Leveraging our foundational strength in credit risk oriented products, we have also expanded our solution sets into complementary competencies such as fraud mitigation and digital marketing, which are further strengthened by our Neustar business and several acquisitions in our Media vertical.
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
As part of our continued evolution, we have invested in a number of strategic initiatives that we believe will allow us to cater to the growing demand for data and analytics, provide differentiated solutions and better serve our customers. These initiatives include:
•Growing our Data: We continue to invest in the breadth and depth of our data. We introduced the concept of trended data to provide the trajectory of a consumer’s risk profile, used public records data to enhance the scope of business issues we can address, incorporated alternative data into our databases to allow for a more comprehensive risk assessment of banked and unbanked consumers, and have made several acquisitions in our Media vertical to add yet another dimension to our ability to match data in a digital world. Our Neustar business adds digital identifier datasets, most notably phone activity data, as well as improved capabilities to link and match certain of our datasets. We believe we are the largest provider in the United States of both nationwide consumer credit data and comprehensive, diverse public records data. We continue to improve the quality of our data, provide deeper insights and create differentiated solutions for our customers.
•Expanding into New Verticals and Geographic Markets: We have established and grown our presence in diversified verticals which consists of Technology, Commerce & Communications, Insurance, Media, Services and Collections, Tenant and Employment, and Public Sector. We have also expanded the reach of our consumer offerings by partnering with traditional and emerging providers. We have also diversified geographically by establishing a presence in attractive high-growth and strategic international markets such as the U.K., India, Colombia and the Philippines.
•Broadening our Solution Sets: From our foundation in the credit risk space, we have expanded into adjacent solution areas that can leverage our datasets and competencies, most notably fraud and marketing. Our Neustar OneID platform adds scale and broadens the scope of our fraud and marketing solutions, which can be sold across verticals.
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
•Investing in our Technology: Technology is at the core of the solutions we provide to our customers. We continue to make significant investments to evolve our technology infrastructure by leveraging both internal and external resources. We also leverage the latest data and analytics technologies, enabling us to be quicker and increase our operational efficiency. Our significant ongoing investments allow us to organize and handle high volumes of disparate data, improve delivery speeds, provide better availability, strengthen product development capabilities and continuously enhance our information security measures. Neustar bolsters our identity resolution capabilities through its OneID platform. Our technology also allows us to build and leverage capabilities across multiple geographies and industry verticals.
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
•Proliferation of Digital Commerce: Increases in online purchasing activity are creating new challenges and opportunities for businesses and consumers. Businesses are looking for solutions to improve targeting precision and identity verification in these digital environments, in order to enable better consumer experiences. We believe there is ample demand for data and insights to help businesses make better decisions, leveraging digital identity information and advanced analytics. Additionally, consumers are seeking more frictionless digital experiences, while also gaining a heightened awareness of and concern about the risks of identity theft.
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

▪Other Emerging Verticals: We offer solutions in a diversified portfolio of other emerging verticals, which includes Technology, Commerce & Communications, Insurance, Media, Services and Collections, Tenant and Employment, and Public Sector. In the Technology, Commerce & Communications vertical we offer data-driven solutions that address the entire customer lifecycle. Within the Media vertical, our highly accurate consumer data helps companies improve their marketing investments, providing identity and audience solutions to reach the right consumers across digital channels. In Services and Collections, our solutions improve third party collectors’ bottom line and help provide a quality customer experience by delivering actionable consumer insights and services. Our Tenant and Employment business provides data and insights to make informed investment, hiring, and rental decisions. Our suite of solutions in the Public Sector gives government agencies the superior data assets, analytics, and security they need to manage compliance and boost services for the constituents they serve.
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
Our Competitive Strengths
Comprehensive and Unique Datasets
Our long operating history and thought leadership in the industry have allowed us to build comprehensive and unique data assets that would be difficult for a new market entrant to replicate. Our solutions are based on a foundation of financial, credit, alternative credit, fraud, marketing, identity, bankruptcy, lien, judgment, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases, public records repositories, and other alternative data sources. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. We are constantly updating our data to keep it current, and we continue to identify opportunities to acquire additional data. We believe that our data is unique and differentiates us from our competitors. We own several proprietary datasets such as consumer credit information, driver violation history, phone activity, digital device identifiers, business data and rental payment history. Our global data assets encompass alternative data, such as the voter registry in India, a vehicle information database in South Africa, and a mobile device database. We believe we are the largest provider of scale in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers.
Innovative and Differentiated Solutions
We consistently focus on innovation to develop new and enhanced solutions that meet the evolving needs of our customers. We believe our specialized data, analytics and solution service, our collaborative approach with our customers and our ability to serve the needs of different buyers across nearly all industries, differentiates us from our competitors. Our solutions are often scalable across different customers, geographies, and verticals. Several examples of our innovative and differentiated solutions include:
•CreditVision: We continue to enhance our credit data by including new data fields, enriching values in existing data fields and expanding account history. Our enhanced credit data has been combined with hundreds of algorithms to produce CreditVision and CreditVision Link, the market-leading trended data and alternative data solutions that provide greater granularity and evaluate consumer behavior patterns over time. This results in a more predictive view of the consumer, increases the total population of consumers who can effectively be scored, and helps consumers gain improved pricing. We continue to focus on driving CreditVision penetration globally, with particular opportunity for growth internationally.
•Point-of-Sale / Buy Now Pay Later: TransUnion remains at the forefront of the BNPL credit reporting industry. In 2022, the cross-functional, global solutions-led BNPL team delivered online reporting capabilities coupled with solutions through data and insights that support the BNPL demand. Solutions development is now complete and our teams are poised to complete the remaining operational efforts once the furnished data are received. We continue to partner closely with key BNPL market leaders and regulators on next steps.
•Marketing: Our Marketing Solutions offer advanced depth, breadth, and sophistication of the marketing identity graph, leveraging new identity signals, such as in-home connected devices, and new matching models/algorithms that deepen the configurability of matched outcomes, and expanding always-on points of distribution to connect to more technology and media end-points. We have continued the expansion of audience creation tools and data availability, including an expanded set of available attributes and tools available to marketers for the rapid development and deployment of highly targeted audience segments. Our Advanced Automation for Analytics suite includes ongoing development of scenario planning and automated allocation tools that enable rapid marketing investment optimization based on detailed performance analysis. In 2022, we deployed a new customer analytics platform, Optimizer, to large clients, and launched Clean Room, which combines Neustar’s and TransUnion’s identity resolution, machine learning, and privacy-enhancing technology capabilities into a single platform.
•TruValidate: Our TruValidate solutions secure trust across channels and deliver friction-right experiences that empower businesses and consumers to safely and seamlessly transact in a digital world. TruValidate provides an enhanced suite of identity management, authentication, and fraud analytics solutions that protect businesses from fraud, increase acquisition rates and consumer loyalty, and optimize business operations. We continue to invest in innovative identity and fraud device proofing and authentication services and to expand our comprehensive consumer identity graph to translate the connections between personal and digital data into consumer trust decisions across their omni-channel journey. Further, Neustar has expanded our capabilities in the fraud space and enhances our ability to provide superior consumer identity insights and make trust possible between businesses and consumers. For instance, our partnership with Neuro-ID for Behavioral Analytics, which will be offered as part of a Digital Insights Solutions package that includes Device Risk and Neustar’s Digital Identity Risk, will help reduce friction and eliminate false positives and negatives.
•TLOxp: TLOxp leverages proprietary data linking and matching capabilities across thousands of data sources to identify and provide insights on relationships among specific people, assets, locations, and businesses. This allows us to offer enhanced due diligence, investigation, risk management, threat assessment, identity authentication, and fraud prevention and detection solutions. Our ongoing investment in data, analytics, and innovation allows us to continue to help our customers improve critical aspects of their business and to expand our value proposition to serve additional use cases and verticals such as government, law enforcement, insurance, and healthcare. In 2022, we began offering TLOxp to credit unions through Temenos, a financial services platform provider.
•CreditView: CreditView Dashboard (“CVD”) is an interactive, customer-branded dashboard that empowers consumers to take control of their credit health by providing them with credit information, insights, and educational tools in a comprehensive, user-friendly format. Consumers are able to easily view their credit profiles, see how they have changed over time, receive alerts on key credit changes, simulate the impact of financial decisions on their credit score, understand recommended actions to attain a desired score range, and receive relevant offers for financial products. In 2022, several large clients were migrated to CVD2.0, which went live in November 2021.
With our acquisitions of Neustar and Sontiq, and continued integration efforts, we are enhancing our innovative suite of solutions, including the following notable solutions:
•Caller Name Services (“CNAM”): CNAM is a Neustar solution that manages the CallerID ecosystem for the majority of U.S. communication services providers. CNAM applies proprietary methodologies to aggregate, build, cleanse, and manage data to clearly and efficiently display a caller’s identity.
•Trusted Call Solutions (“TCS”): TCS is a Neustar solution that helps enterprises and communications providers reduce robocalling and spoofing, promote their brand, and improve call answer rates. Solutions include caller name optimization, robocall mitigation, certified caller, and branded call display. TCS has continued to deliver outsized growth since the acquisition.
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
•Enhanced Linking and Matching: Because our data matching technology is able to interrelate data across disparate sources, industries and time periods, we believe that we are able to create differentiated datasets and provide our customers with comprehensive insights that allow them to better evaluate risk. Neustar’s OneID platform enhances our ability to deliver real-time, persistent identity resolution of disparate data fragments and attributes in a privacy compliant manner.
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
With our Neustar business, we have expanded the scope of Project Rise, leveraging Neustar’s OneID platform and its established cloud competence to power our non-credit products. We believe this will result in a more scalable, secure, efficient and effective environment, with an upskilled technology workforce, while being cloud provider agnostic. This set of capabilities and customer solutions will help us pursue the objectives of Project Rise in a more comprehensive way. We are enabling innovation around services and solutions as part of our state-of-the-art infrastructure with a common technology stack.
The benefits we are realizing under Project Rise include:
▪We are optimizing our applications into a more modern API-based and microservices-oriented architecture with built in security controls. Simplifying the delivery of our intellectual property on a global basis, further increasing our speed-to-market. We will more easily push our intellectual property into the public cloud and then pull it down for use in a given market. This approach will help us continue our rapid international expansion and more effortlessly deploy solutions across our markets. For example, matching services established for the U.S. Financial Services market can be used across the globe. In 2022, we put our first cloud region into production and conducted third-party assessments to ensure platform wellness. The success of our initial migration of dozens of applications to the cloud this year gives us confidence in our ongoing migration strategy;
▪We are creating meaningful scaled economies around company-driven consumption of our infrastructure using cloud-based technology. Our cloud infrastructure platform ushers in a new way of managing, securing and auto-scaling our applications in a self-service and complete Infrastructure as Code (IaC) manner. We utilize readily available innovative tools from cloud-service providers instead of developing them ourselves. This shift will enable faster product development through new compliance tools, model training, machine learning and other cutting-edge technologies. By employing more highly automated tools with auto-provisioning infrastructure, our developers will focus on value-added, revenue generating work, freeing them from traditional preparation and enablement activities; and
▪We are accessing the new public cloud business models. For example, public cloud providers have been building application and data marketplaces. This move will help ensure that no matter how data and applications are delivered to customers, whether through a public cloud marketplace or our own Prama DataHub, we will be able to participate.
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
Leading Presence in Attractive International Markets
We have been operating internationally for over 30 years and have strong global brand recognition. We have strategically targeted attractive international markets in both developed and emerging economies and have a diversified global presence, including a strong presence in Canada, Latin America, the U.K., Africa, India, and Asia Pacific. Local senior management in our International markets provide us with deeper insights into these markets and stronger relationships with our customers. We have leveraged our brand, operating history, global footprint and technology infrastructure to establish new credit bureaus in several international markets, such as Canada in 1989, India in 2001 and the Philippines in 2011. Once we establish a foothold in a region, our model is to expand the services we offer within these markets and then move into adjacent emerging markets. For example, we have used our operations in Hong Kong to expand into other Asia Pacific countries and provide analytic scoring models in the Philippines, Singapore, Malaysia and Thailand. We have used our operations in South Africa to expand into neighboring African countries. We have also entered new markets through strategic acquisitions, including Brazil in 2011, Colombia in 2016, and the U.K. in 2018.
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

Positions in New, Adjacent Industry Verticals
In addition to increasing penetration in industries where we have a substantial presence, we continue to create solutions that address customer needs in attractive new industries. Our strategy is to identify new solutions that can then be deployed to other markets where they may be applicable. We believe that our capabilities allow us to quickly create and deliver solutions to new industries and geographies where information-based analytics and technology solutions capabilities are currently underutilized. We continue to target other verticals such as Public Sector, Tenant and Employment, and Media, where we see opportunities to leverage our existing data, analytics and technology solutions capabilities. Neustar is highly complementary from a vertical perspective, with strong positions in Financial Services, Retail, Telecom, and Media. Neustar’s heritage strength with Telecom providers represents an expanded growth opportunity for TransUnion.
Extend Further Into Fraud and Marketing Solutions
From our heritage in the credit risk space, we have expanded into adjacent solution areas that can leverage our datasets and competencies, most notably fraud and marketing. These solutions have broad applicability across the customers that we serve, including in key verticals such as financial services, insurance and public sector. We have broadened these capabilities through acquisitions, most notably iovation, Inc. (“iovation”) in 2018 and three subsequent acquisitions in 2019 and 2020, to build out our Media vertical. In addition, our 2021 acquisition of Neustar adds scale and broadens the scope of our fraud and marketing solutions, which can be sold across verticals.
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
Pursue Strategic Acquisitions
While we will continue to evaluate strategic acquisitions that would allow us to accelerate growth within our existing businesses and diversify into new businesses while shifting our focus to completing the full integration of our acquisitions from previous years and reducing our debt. In recent years, we have broadened our geographic footprint, increased the breadth and depth of our datasets, enhanced our services, deepened our industry expertise in our key verticals and expanded our presence in our international markets through strategic acquisitions.
On April 8, 2022, we completed our acquisition of Verisk Financial Services (“VF”), the financial services business unit of Verisk Analytics, Inc. (“Verisk”). We have retained the leading core businesses of Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”) and have disposed of the remaining non-core businesses. Argus is relied upon by leading financial institutions, payments providers, and retailers worldwide for competitive studies, predictive analytics, models, and advisory services to provide a clear perspective on where their business stands today and to best position them for success in the future. We leverage the data provider consortium and proprietary and differentiated benchmarking datasets of these entities to provide more enhanced and holistic solution capabilities to our customers to make better and faster decisions that will help them more fully understand consumer behavior, increase financial inclusion, acquire new accounts, and improve fraud prevention, risk management, and other solutions.

On December 1, 2021, we completed two of our largest investments in the history of the company with the acquisitions of Neustar and Sontiq. Neustar, a premier identity resolution company with leading solutions in Marketing, Risk and Communications, enables customers to build connected consumer experiences by combining decision analytics with real-time identity resolution services driven by its OneID platform. The acquisition of Neustar provided immediate scale to our identity resolution services through Neustar’s large, well-established customer base and we believe that Neustar will help accelerate the future growth of our identity-based solutions and expand our powerful digital identity capabilities through the addition of Neustar’s distinctive data and analytics, enabling consumers and businesses to transact online with greater confidence.
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
In our Media vertical, our 2020 acquisitions of Tru Optik Data Corp. (“TruOptik”) and Signal Digital, Inc. (“Signal”), and our 2019 acquisition of TruSignal, Inc. (“TruSignal”), provide us with an industry-leading position within a clearly defined part of the Media industry. These acquisitions allow us to deliver more real-time targeted data across online streaming services to improve our customers’ digital marketing campaigns. Together with TransUnion’s complementary capabilities, we believe these acquisitions allow us to enhance the customer base with higher accuracy and transparency that is missing in current identity and audience development products in the digital marketing space.
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
In June 2018, we entered the world’s second largest credit market in the U.K. Our United Kingdom business provides data, analytics and technology solutions to help businesses and consumers make informed decisions across a diverse group of industries. With a strong record of growth and innovation in both core credit and emerging solutions we have achieved strong market success.
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

Emerging Verticals: Emerging Verticals include Technology, Commerce & Communications, Insurance, Media, Services and Collections, Tenant and Employment, and Public Sector. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.
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
U.K.: In June 2018, we entered the world’s second largest credit market, the U.K., when we acquired Callcredit, the second largest consumer credit bureau in the U.K. Our U.K. business provides data, analytics and technology solutions to help businesses and consumers make informed decisions across a diverse group of industries, and serves a broad set of customers including leading financial institutions and customers in other attractive, high-growth segments.
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
Information Technology
Technology
The continuous operation of our information technology systems is fundamental to our business. Our information technology systems collect, refine, access, process, deliver and store the data that is used to provide our solutions. We believe that our technology is at the core of our innovative solutions, and we continually invest in our technology and thought leaders to be a market leader. There are four critical elements to our global technology enablement platform:
Hardware + Cloud: We continue to make significant investments in our infrastructure to leverage the latest data and analytics technologies through Project Rise and OneID. Our technology infrastructure gives us the ability to organize and handle high volumes of disparate data, maintain and improve our delivery speeds, increase availability and enhance our product development capabilities, while at the same time lowering our overall cost structure.
Our environment is built upon strategic partnerships. Our technology relies on several third-party, best-of-breed solutions as well as proprietary software and tools which we integrate into our platforms. Our control of our technology and infrastructure allows us to prioritize any changes and manage the roll-out of any upgrades or changes. We contract with various third-party providers to help us maintain and support our systems.
Software: Our marketing-facing solutions are designed for global deployment, such as our Brazil bureau, our first cloud-native credit bureau where we deploy best in class components. Our software is built on a common set of components, tools and practices.
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
Operating Model: We have established a core set of global operating principles built on common practices, community, tools and training. We have established technology Centers-of-Excellence that utilize similar tools and technology in order to provide scale and efficiency in modifying existing applications and developing new applications for our businesses. We deploy new development methodologies globally to enable rapid delivery of solutions and increase our speed-to-market. Our technology team includes both our own employees as well as additional resources from third-party providers.
Digital Associate Experience: We are also investing in our digital employee experience. We believe that to attract and retain talent we need to ensure an efficient and productive environment. We conducted a thorough needs analysis of our employees to ensure that our platforms are enabling the most effective work environment, facilitating productivity and the hybrid workspace, and providing a world-class technology foundation that enables our employees to innovate. A multi-year roadmap of modernization will be overseen by an advisory board made up of employees of all ranks, locations and seniority.
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
Security
The security and protection of personal data is TransUnion’s highest priority. TransUnion’s written information security program focuses on managing risk and fulfilling global information security regulations and standards, including ISO/IEC 27001:2013, NIST CSF, PCI-DSS, HIPAA, and other international regulatory expectations in locations where we operate. Our information security program follows a risk-based approach that continuously evaluates threats, industry events and asset values to introduce enhancements when necessary. We deploy a wide range of physical and technical safeguards that provide security around the collection, storage, use, access and delivery of information we have in our possession or with our partners. These safeguards include firewalls, intrusion protection and monitoring, anti-virus and malware protection, vulnerability threat analysis, control validation, advanced persistent threat monitoring, forensic tools, encryption technologies, data transmission standards, contractual provisions, customer and partner credentialing, identity and access management, data loss prevention, access and anomaly reports and training programs for associates. We, along with other global financial services organizations, including U.S. nationwide consumer credit reporting companies, share cyber threat and attack information that may be targeted at our industry through our participation in forums such as the Financial Information Sharing and Analysis Council. These forums allow us to better understand and monitor our systems and our connectivity to our customers and partners, as well as how specific solutions that were implemented to protect against such attacks are performing. We undergo SSAE 18 and SOC2 reviews annually, and many of our major customers routinely audit our security controls. We conduct an annual Payment Card Industry Data Security Standard (PCI-DSS) compliance program and remain PCI certified. We regularly engage independent third-party organizations to evaluate TransUnion’s security program to conduct independent security assessments.
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
Legal and Regulatory Matters
Compliance with legal and regulatory requirements is a top priority. We are subject to numerous laws governing the collection, protection, dissemination and use of non-public personal information, credit information and other types of information. These laws are enforced by U.S. federal, state and local regulatory agencies, foreign regulatory authorities and, in some instances, through private civil litigation. Our failure to comply with applicable legal and regulatory requirements could have a negative impact on our financial condition, results of operations, reputation and overall operations.
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
U.S. Data and Privacy Protection
Our U.S. operations are subject to numerous laws and regulations governing privacy, data security, consumer protection and the use of consumer credit information. Certain of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information. The laws and regulations that affect our U.S. business include, but are not limited to, the following:
•Fair Credit Reporting Act (the “FCRA”): The FCRA applies to consumer reporting agencies, including us, as well as data furnishers and users of consumer reports. The FCRA promotes the accuracy, fairness and confidentiality of information in the files of consumer reporting agencies that engage in the practice of assembling and evaluating consumer credit and other information relating to consumers for certain specified purposes. The FCRA limits what information may be reported by consumer reporting agencies, limits the distribution and use of consumer reports, establishes consumer rights to access and dispute their own credit files, includes provisions designed to prevent identity theft and assist fraud victims, requires consumer reporting agencies to make a free annual credit report available to consumers and imposes many other requirements on consumer reporting agencies, data furnishers and users of consumer report information. Violation of the FCRA can result in civil and criminal penalties. Regulatory enforcement of the FCRA is under the purview of the Federal Trade Commission (the “FTC”), the Consumer Financial Protection Bureau (the “CFPB”) and state attorneys general, acting alone or in concert with one another. Many states have their own fair credit reporting laws, which may include more exacting requirements, if not preempted by the FCRA.
•The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”): The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial products or services and provides the CFPB with authority to enforce those provisions. The CFPB has asserted broad regulatory authority and stated that its UDAAP authority may allow it to find statutory violations even where a specific regulation does not prohibit the relevant conduct, or prior published regulatory guidance or judicial interpretation has found the activity to be in accordance with law.
•The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”): The EGRRCPA amended certain parts of the Dodd-Frank Act, FCRA and other U.S. federal laws applicable to us. Among other things, the EGRRCPA requires that consumer reporting agencies provide consumers the option to include with their credit file an initial fraud alert for at least one year, establishes a consumer’s right to place a free national security freeze that prevents consumer reporting agencies from disclosing the content of the consumer’s report to a lender, and mandates that consumer reporting agencies notify consumers of their right to a credit freeze and provide instructions on how to remove it. The EGRRCPA also requires consumer reporting agencies to provide additional credit protections and services to veterans and active duty U.S. military consumers.
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
•Federal Trade Commission Act (the “FTC Act”): The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices. We must comply with the FTC Act when we market certain credit related products, such as consumer credit monitoring and identity protection services. Our data collection, use and disclosure practices and the security measures we employ to safeguard the personal data of consumers could also be subject to the FTC Act, and our data practices or our failure to safeguard data adequately may subject us to regulatory scrutiny or enforcement action.
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
•The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”): HIPAA and HITECH require companies to implement reasonable safeguards to prevent intentional or unintentional misuse or wrongful disclosure of protected health information. We obtain protected health information under a “business associate” agreement that is subject to the privacy, security and transactional requirements imposed by HIPAA and HITECH. As a business associate, we are obligated to limit our use and disclosure of health-related data to certain statutorily permitted purposes, HIPAA regulations, as outlined in our business associate agreements, and to preserve the confidentiality, integrity and availability of this data. HIPAA and HITECH also require, in certain circumstances, the reporting of breaches of protected health information to affected individuals and to the United States Department of Health and Human Services. A violation of any of the terms of a business associate agreement or noncompliance with HIPAA or HITECH data privacy or security requirements could result in administrative enforcement action and/or imposition of statutory penalties by the United States Department of Health and Human Services or a state attorney general. HIPAA and HITECH requirements supplement but do not preempt state laws regulating the use and disclosure of health-related information; state law remedies, which can include a private right of action, remain available to individuals affected by an impermissible use or disclosure of health-related data.
•California Consumer Privacy Act (“CCPA”), California Privacy Rights Act (“CPRA”), Colorado Privacy Act (“CPA”), Connecticut Data Privacy Act (“CTDPA”), Utah Consumer Privacy Act (“UCPA”), and Virginia Consumer Data Protection Act (“VCDPA”): Five states have enacted comprehensive privacy legislation intended to provide consumers with greater transparency and control over their personal information by providing consumers in these states with certain rights regarding their personal information and by requiring businesses to make certain disclosures and take certain other acts in furtherance of those rights. These laws exempt practices and activities regulated by the FCRA, GLBA, HIPAA and DPPA, including our credit reporting business, but apply to other portions of our business that are not regulated by these laws. The original California privacy law was effective in 2020, with amendments in the CPRA, as well as the Virginia law, effective January 1, 2023. The Colorado and Connecticut laws will be effective July 1, 2023, and the Utah law will be effective December 31, 2023.
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
We are also subject to U.S. federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, climate-related regulations and various employment laws. We continuously monitor U.S. federal and state legislative and regulatory activities that involve credit reporting, data privacy and security, and other relevant subjects to identify issues in order to remain in compliance with all applicable laws and regulations.
International Data and Privacy Protection
We are subject to data protection, privacy and consumer credit laws and regulations in other jurisdictions where we conduct business. These laws and regulations include, but are not limited to, the following:
•Canada: The Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”) and substantially similar provincial laws govern how private sector organizations collect, use and disclose personal information in the course of commercial activities. The PIPEDA gives individuals the right to access and request correction of their personal information collected by such organizations. The PIPEDA requires compliance with the Canadian Standard Association Model Code for the Protection of Personal Information. Most Canadian provinces also have laws dealing with consumer reporting. These laws typically impose an obligation on credit reporting agencies to have reasonable processes in place to maintain the accuracy of the information, place limits on the disclosure of the information and give consumers the right to have access to, and challenge the accuracy of, the information. Quebec’s new privacy bill makes a number of notable changes to the province’s privacy laws, most notably increasing requirements on organizations seeking to transfer personal information outside of Quebec, starting in September 2023.
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
•U.K.: Our U.K. operations are subject to GDPR and the Privacy and Electronic Communications Regulation (the “PECR”), which together govern the processing of personal data pertaining to U.K. citizens. Enforcement of data regulation and consumer privacy matters in the U.K. resides with the Information Commissioner’s Office, an independent body set up to uphold the rights of individuals in relation to the use of their personal data. The provision of credit referencing services in the U.K. is also a regulated activity that is authorized by the Financial Conduct Authority (the “FCA”). The FCA has regulated credit reference agencies since 2014 with the objectives of protecting consumers, protecting financial markets and promoting competition. TransUnion U.K. (previously Callcredit), Experian and Equifax were granted full FCA authorization in early 2016 and are therefore all required to follow the rules and principles issued by the FCA.
In 2018, the FCA introduced Open Banking which aims to improve customer experience and to increase competition in the banking sector. Consumers can share transaction data with third parties via application program interfaces (“APIs”) to identify best products and take up multi-bank products. As part of Open Banking, the Second Payment Services Directive allows merchants to retrieve a customer’s account data from their bank with their consent. The implementation of Open Banking platforms has increased the number of payment service providers available to consumers beyond traditional banks. TransUnion U.K. is an authorized information services provider under this regime.
•South Africa: The National Credit Act of 2005 (the “NCA”) and its implementing regulations govern credit bureaus and consumer credit information. The NCA sets standards for filing, retaining and reporting consumer credit information. The NCA also defines consumers’ rights with respect to accessing their own information and addresses the process for disputing information in a credit file. The NCA is enforced by The National Credit Regulator who has authority to supervise and examine credit bureaus. In addition, the Protection of Personal Information Act (“POPIA”) went into effect on July 1, 2020, with enforcement commencing on July 1, 2021. POPIA regulates the processing of personal information of legal and juristic persons, and imposes compliance obligations and sanctions.
•India: The Credit Information Companies Regulation Act of 2005 (“CICRA”) requires entities that collect and maintain personal credit information to ensure that it is complete, accurate and protected. Entities must adopt certain privacy principles in relation to collecting, processing, preserving, sharing and using credit information. Data protection is currently covered under provisions of the Information Technology Act of 2000 as well as regulations promulgated by the Reserve Bank of India. In addition, India has pending privacy legislation that proposes to cover personal data and provides for penalties to be paid to the government, compensation to individuals, as well as criminal liability in certain cases.
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
Climate Change
Climate change continues to be a key issue for companies worldwide. In 2021, in partnership with an external consultant, we completed a survey of our greenhouse gas (“GHG”) emissions and designed climate change commitments. We set two climate change targets, reaching operational net zero scope 1 and scope 2 GHG emissions by 2025 and 30 percent reductions on leased real estate scope 3 emissions by 2030, using 2019 as a baseline. Currently, we consider our scope 2 GHG emissions to be those indirect emissions from our owned (as distinct from our leased) properties; however, our approach to measuring, assessing and categorizing our GHG emissions may shift in the future. Currently, our plan for achieving these reduction targets is to utilize renewable energy purchases, an environmentally-friendly cloud migration, and our real estate consolidation strategy. For emissions that TransUnion is unable to reasonably avoid, we expect to mitigate our impact through annual offset purchases. In the fourth quarter of 2022, we completed our first offset and renewable energy credit purchase for our emissions impact for the year.
In 2022, TransUnion began a study of potential climate risks with the assistance of an external consultant. We reviewed industry peer disclosures and best practices. In 2023, we will continue our climate risk study developing a climate risk framework and validating our climate risks with our stakeholders.

Human Capital Management
We employed approximately 12,200 employees at December 31, 2022. Central to our long-term strategy is attracting, developing and retaining the best talent globally with the right skills to drive our success. Our board of directors receives regular updates on human capital topics such as employee retention, engagement and survey results, enterprise compliance, investigations and associate health and safety.
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
We believe that a critical component of continuing to deliver innovative products to consumers and customers is maintaining diverse and inclusive teams. Detailed below is our progress in advancing diversity in our leadership and associate population in alignment with Sustainability Accounting Standards Board reporting standards. Select workforce diversity statistics for 2022, 2021, and 2020 are as follows:

	For the Year Ended December 31,
	2022 [5]	2021 [5]	2020
Percent of TransUnion’s Worldwide Workforce Based in the United States	41%	46%	51%
Worldwide Gender
Women Senior Leaders [1]	29%	28%	30%
Women Overall [2]	40%	39%	40%
U.S. Race/Ethnicity [3]
Black Senior Leaders [1]	4%	4%	3%
Black Overall [2]	8%	9%	9%
Hispanic Senior Leaders [1]	4%	5%	6%
Hispanic Overall [2]	8%	7%	8%
Asian Senior Leaders [1]	13%	12%	10%
Asian Overall [2]	23%	21%	20%
Other Senior Leaders [1,4]	2%	1%	2%
Other Overall [2,4]	2%	2%	2%
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
5.Human capital reporting includes all 2021 acquisitions and 2022 non-divested acquisitions.
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
We continue to support our employees and their families, including by providing child care benefits that provide access to onsite or community centers, enhanced back-up care choices that include personal caregivers, child care referral assistance and child care provider discounts, help with homework and a variety of parenting educational resources. We also provide our employees with access to free mental and behavioral health resources, including on-demand access to the Employee Assistance Program for employees and their dependents. We continue to look for new ways to support our employees and their families.
Employee Engagement, Training and Development
We prioritize and invest in helping our employees grow and build their careers through several training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach.
Safety and Wellness
As TransUnion takes its duty to maintain a safe work environment seriously, the health and well-being of associates, customers and visitors remains a top priority. We continue to follow important health and safety guidelines, and implement effective practices to minimize workplace risks.
See our upcoming 2022 Sustainability Report and 2022 Diversity Report for additional information on these topics. Information contained in such reports are not incorporated herein by reference and should not be considered part of this report.
Available Information
Through our corporate website under the heading “About Us - Investor Relations,” at http://www.transunion.com, you can access electronic copies of our governing documents free of charge, including our Corporate Governance Guidelines and the charters of the committees of our board of directors. In addition, through our website, you can access the documents we file with the U.S. Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after we file or furnish them. Investors and others should note that TransUnion routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the TransUnion Investor Relations website. While not all of the information that the Company posts to the TransUnion Investor Relations website is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media and others interested in TransUnion to review the information that it shares on www.transunion.com/tru. You also may request printed copies of our SEC filings or governance documents, free of charge, by writing to our corporate secretary at the address on the cover of this report. Information contained on our website is not incorporated herein by reference and should not be considered part of this report.
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
Risk Factors Summary
The following is a summary of the principal risks and uncertainties described in more detail in this report:
•Our revenues are concentrated in the U.S. financial services and consumer credit industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenues may be adversely affected.
•We are subject to significant competition in the markets in which we operate and we may face significant competition in the new markets that we plan to enter.
•To the extent the availability of free or relatively inexpensive consumer information increases, the demand for some of our services may decrease.
•Our relationships with key long-term customers may be materially diminished or terminated.
•If we are unable to develop successful new services in a timely manner, or if the market does not adopt our new services, our ability to maintain or increase our revenue could be adversely affected.
•If our outside service providers and key vendors are not able to or do not fulfill their service obligations, our operations could be disrupted and our operating results could be harmed.
•There may be further consolidation in our end-customer markets, which may adversely affect our revenues.
•Data security and integrity are critically important to our business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of our intellectual property or confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation.
•We may be unable to adequately anticipate, prevent or mitigate damage resulting from increasingly sophisticated methods of illegal or fraudulent activities committed against us, which could harm our business, financial condition and results of operations and could significantly harm our reputation.
•If we experience system failures, personnel disruptions or capacity constraints, or our customers do not modify their systems to accept new releases of our distribution programs, the delivery of our services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of revenues or customers.
•We could lose our access to data sources which could prevent us from providing our services.
•If we fail to maintain and improve our systems, our data matching technology, and our interfaces with data sources and customers, demand for our services could be adversely affected.
•Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.
•The Consumer Financial Protection Bureau (“CFPB”) has supervisory and examination authority over our business and has in the past, and may in the future, initiate enforcement actions with regard to our compliance with federal consumer financial laws. Actions by the CFPB or other regulators against us or our executives could result in increased operating costs, reputational harm, payment of damages and civil monetary penalties, injunctive relief and/or restitution, any of which could have a material adverse effect on our business, results of operations and financial condition.
•Regulatory oversight of our contractual relationships with certain of our customers may adversely affect our business.
•The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.
•Our results of operations have been materially and adversely impacted and could be materially and adversely impacted in the future by the COVID-19 global pandemic or the outbreak of other highly infectious diseases.

•Our ability to expand our operations in, and the portion of our revenue derived from, markets outside the United States is subject to economic, political and other inherent risks, which could adversely impact our growth rate and financial performance.
•The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and operating results.
•We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices. We also rely on trade secrets and other forms of unpatented intellectual property that may be difficult to protect.
•We may face claims for intellectual property infringement, which could subject us to monetary damages or limit us in using some of our technologies or providing certain services.
•When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, we face risks that may adversely affect our business.
•We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.
•We have a substantial amount of debt which could adversely affect our financial position and prevent us from fulfilling our obligations under the debt instruments.
•Despite our current level of indebtedness, we may still be able to incur additional indebtedness. This could further the risks associated with our substantial indebtedness.
•We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.
•The expected LIBOR phase-out may have unpredictable impacts on contractual mechanics in the credit markets or the broader financial markets, which could have an adverse effect on our results of operations.
•Our stock price has recently been volatile and has declined, and may continue to be volatile and/or decline, regardless of our operating performance.
•Our business and operations are exposed to risks arising from developments and trends associated with climate change and ESG, including risks associated with our own reporting.
•Anti-takeover provisions in our organizational documents might discourage, delay or prevent acquisition attempts for us that you might consider favorable.
•Our ability to pay cash dividends may be limited by the terms of our secured credit facility.
•Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results from operations.
•We may not be able to attract and retain the skilled employees that we need to support our business.
•We are subject to losses from risks for which we do not insure.
•If we fail to implement and maintain proper and effective internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, which could cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.
•The continuing impact of “Brexit” may have a negative effect on our business.
•If we experience changes in tax laws or adverse outcomes resulting from examination of our tax returns, it could adversely affect our results of operations.
Risks Related to Our Business
Our revenues are concentrated in the U.S. financial services and consumer credit industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenues may be adversely affected.
Our largest customers, and therefore our business and revenues, are influenced by macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenues are concentrated among certain customers, industries, product offerings and in distinct geographic regions, primarily in the United States. Our 2022 revenue in our U.S. Markets Financial Services vertical and in our Consumer Interactive segment accounted for approximately 33% and 16% of consolidated gross revenues, respectively. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. Our customer base suffers when financial markets experience volatility, liquidity issues and disruption, which has occurred in the past and which could reoccur, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and revenue. Changes in the macroeconomic environment have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. Over the last several months, high inflation levels have had a significant negative impact on our business by decreasing demand for credit due to slower consumer spending on non-essential goods and services and due to the Federal Reserve raising interest rates to combat inflation. Continued inflation and additional interest rate increases could further materially impact our business. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.
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
Our Consumer Interactive segment experiences competition from emerging companies. In the past several years, there has been an influx of other companies offering similar services to ours, free of charge. These developments have resulted in increased competition.
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
We experience numerous attempts to access our computer systems, software, networks, data and other technology assets on a daily basis. To date, none of these attempts has resulted in a material data incident or otherwise had any material impact on our business, operations or financial results. However, even immaterial incidents may require us to devote significant attention to these issues. For example, in March 2022, a criminal third party obtained access to a TransUnion South Africa server and certain customer personally identifiable information through misuse of an authorized client’s credentials. We promptly initiated our response processes, implemented technical containment measures, engaged cybersecurity and forensic experts and launched an investigation. As a precautionary measure, TransUnion South Africa temporarily took certain elements of our services offline, all of which have been resumed. We continue to work with law enforcement and regulators related to this matter.
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
Also, in July 2019, TransUnion Limited, a Hong Kong entity in which the Company holds a majority interest, was a victim of a fraud incident that occurred in July 2019 in our Asia Pacific region (the “Fraud Incident”) involving employee impersonation and fraudulent requests that successfully targeted TransUnion Limited, which resulted in a series of fraudulently induced wire transfers totaling $17.8 million, a portion of which has been subsequently recovered.
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
Currently, public concern is high with regard to the operation of credit reporting agencies in the United States, as well as the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information, department of motor vehicle data and other personal data.
In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the collection and use of this type of personal information. As a result, five U.S. states have passed comprehensive privacy legislation intended to provide consumers with greater transparency and control over their personal information by providing consumers with certain rights, such as the right to know what personal information is being collected about them, and the right to access, delete, correct, or opt out of the sale of their personal information. The original California Consumer Privacy Act became effective in 2020, with amendments in the California Privacy Rights Act effective in 2023. Similar laws in Colorado, Connecticut, Utah and Virginia are effective over the course of 2023. While these laws include specific exemptions for practices and activities regulated by FCRA, GLBA, HIPAA and DPPA, including our credit reporting business, they apply to other portions of our business that are not regulated by these laws.
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
The Consumer Financial Protection Bureau (“CFPB”) has supervisory and examination authority over our business and may initiate enforcement actions with regard to our compliance with federal consumer financial laws. Actions by the CFPB or other regulators against us or our executives could result in increased operating costs, reputational harm, payment of damages and civil monetary penalties, injunctive relief and/or restitution, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
For example, in January 2017, as part of an agreed settlement with the CFPB, we agreed among other things, to implement certain practice changes in the way we advertise, market and sell products and services offered directly to consumers. In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleged that we failed to comply with and timely implement a Consent Order issued by the CFPB in January 2017 (the “Consent Order”), and further alleged additional violations related to TransUnion Interactive Inc.’s marketing practices. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of our Consumer Interactive business, John Danaher, seeking restitution, civil money penalties, and injunctive relief, among other remedies, and alleging that the TU Entities violated the Consent Order and engaged in deceptive acts and practices in marketing the TransUnion Credit Monitoring product, among other allegations. The CFPB further alleges that Mr. Danaher violated the Consent Order and that we and Trans Union LLC provided substantial assistance to TransUnion Interactive, Inc. in violating the Consent Order and the law. We are currently in active litigation with the CFPB on this matter. As of December 31, 2022, we have an accrued liability of $56.0 million in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition.
See “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements,” Note 22, “Contingencies” for information regarding the CFPB matter.
Additionally, in March 2022, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our tenant and employment screening business, TransUnion Rental Screening Solutions, Inc. (“TURSS”). The NORA letter alleges that Trans Union LLC and TURSS violated the FCRA by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. On July 27, 2022, the CFPB’s Enforcement

Division advised us that it had obtained authority to pursue an enforcement action jointly with the FTC. We are currently engaged in active settlement discussions with the CFPB and the FTC regarding this matter. If our ongoing discussions do not result in a negotiated resolution, we expect that the CFPB and the FTC will pursue litigation against Trans Union LLC and TURSS seeking redress, civil monetary penalties and injunctive relief. We cannot provide assurance that the CFPB and the FTC will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome of any such action. As of December 31, 2022, we have recorded an accrued liability for an immaterial amount in connection with this matter. There is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition.
In August 2022, the TransUnion Entities received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us following an investigation relating to potential violations of law related to the placement and lifting of security freezes resulting from certain system issues. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome, which could have a material adverse effect on our results of operations and financial condition.
Recently, the consumer reporting industry has been subject to heightened scrutiny. Based in part on public comments by CFPB officials, we believe that this trend is likely to continue and could result in more regulatory and legislative scrutiny of the practices of our industry and additional regulatory enforcement actions and litigation, which could adversely affect our business and results of operations.
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
The Office of the Comptroller of the Currency’s (the “OCC”) guidance to national banks and federal savings associations on assessing and managing risks associated with third-party relationships, which include all business arrangements between a bank and another entity, by contract or otherwise, requires banks to exercise comprehensive oversight throughout each phase of a bank’s business arrangement with third-party service providers, and instructs banks to adopt risk management processes commensurate with the level of risk and complexity of its third-party relationships. The OCC expects especially rigorous oversight of third-party relationships that involve certain “critical activities,” which include significant bank functions or significant shared services or other activities that could have a major impact on a bank’s operations. In light of this guidance, our existing or potential financial services customers subject to OCC regulation may continue to revise their third-party risk management policies and processes and the terms on which they do business with us, which may adversely affect our relationship with such customers.
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
For example, reported revenue from our International segment increased 7.7% including the impact of foreign currencies, or 15.0% on a constant currency basis which excludes the impact of foreign currencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Twelve Months Ended December 31, 2022, 2021 and 2020-Revenue-International Segment.” As we continue to expand our business, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could adversely affect our business, financial condition and results of operations.
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
Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the U.K., Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

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
The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the U.K. and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.
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
As of December 31, 2022, the book value of our debt was approximately $5,670.1 million consisting of outstanding borrowings under Trans Union LLC’s senior secured credit facility. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:
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
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control as discussed above. Our total scheduled principal repayments of debt made in 2022 and 2021 were $114.5 million and $54.8 million, respectively. Our total interest expense for 2022 and 2021 was $230.9 million and $112.6 million, respectively. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing Trans Union LLC’s senior secured credit facility restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the covenants of the credit agreement governing our senior secured credit facility, TransUnion Intermediate Holdings, Inc. is restricted from making certain payments, including dividend payments to TransUnion, subject to certain exceptions.
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
The United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to cease encouraging or requiring banks to submit rates for the calculation of most LIBOR tenors after June 2023 and is discouraging the use of LIBOR as a benchmark in new contracts. It is unclear whether LIBOR will cease to exist after June 2023 and there is currently no global consensus on what rate or rates will become acceptable alternatives. In the United States, the U.S. Federal Reserve Board-led industry group, the Alternative Reference Rates Committee, selected the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR for U.S. dollar-denominated LIBOR-benchmarked obligations. SOFR is a broad measure of the cost of borrowing cash in the overnight United States treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018. Nevertheless, because SOFR is a backward-looking fully secured overnight rate and LIBOR is a forward-looking unsecured rate, SOFR is likely to be lower than LIBOR on most dates, and any spread adjustment applied by market participants to alleviate any mismatch during a transition period will be subject to methodology that remains undefined. Additionally, master agreements or other contracts drafted before consensus is reached on a variety of details related to a transition may not reflect provisions necessary to address it once LIBOR is fully phased out. Essentially all of our outstanding debt is variable-rate debt, and is based on LIBOR, though we have entered into interest rate swap agreements to limit our exposure to changes in LIBOR. The discontinuation of LIBOR and the transition from LIBOR to SOFR or other benchmark rates could have an unpredictable impact on contractual mechanics in the credit markets or result in disruption to the broader financial markets, including causing interest rates under our current or future agreements to perform differently than in the past, which could have an adverse effect on our results of operations.
Risks Related to Ownership of Our Common Stock
Our stock price has recently been volatile and has declined, and may continue to be volatile and/or decline, regardless of our operating performance, and you may not be able to resell shares of our common stock at or above the price you paid or at all.
Our stock price has recently been volatile and has declined due to a number of factors, including the deteriorating macroeconomic environment, changing expectations about our future revenue and operating results, and softening of the forward-looking guidance we have provided. The financial markets have at various times experienced significant price and volume fluctuations that have impacted the stock prices of many companies in the broader markets and in our industry in particular. These broad market and industry-specific fluctuations, as well as deteriorating macroeconomic conditions, could have a material adverse effect on our results of operations, financial condition and stock price. We reconcile the fair value of our reporting units to our market capitalization during our annual goodwill impairment test. A further decrease in our market capitalization could be an indicator that one or more of our reporting units has a goodwill impairment.
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
In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Our business and operations are exposed to risks arising from developments and trends associated with climate change and ESG, including risks associated with our own reporting.
There are inherent climate-related risks wherever business is conducted. Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt our operations or those of our suppliers, require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition, or results of operations. Climate change may impact the frequency and/or intensity of such events, as well as contribute to chronic physical changes, such as shifting precipitation or temperature patterns or rising sea-levels, which may also impact our operations or infrastructure on which we rely. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Any significant failure, compromise, interruption or a significant slowdown of operations, whether as a result of climate change or otherwise, may impair the Company’s ability to deliver its products and services. Additionally, we expect to be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Changing market dynamics and other global and domestic policy developments also have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.
Finally, increased scrutiny regarding ESG practices and disclosures are likely to continue. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. Such increased scrutiny may result in increased costs, changes in demand, enhanced compliance or disclosure obligations, increased legal exposure or other adverse impacts on our business, financial condition or results of operations. While we have engaged and may engaged in the future in voluntary initiatives and reporting on ESG matters, such initiatives and reporting may not have the desired effect. While we have established ESG practices, including climate-related targets and goals, these targets and goals are based on certain assumptions, estimates and third-party data, and we may not meet such targets or goals on our established timeline or at all. This includes our goals regarding GHG emissions reduction, which we may not meet on our established timeline or at all. Our approach to measuring and assessing our GHG emissions and establishing targets for the reduction of our emissions may ultimately be deemed to be inconsistent with future regulatory requirements or best practices. Expectations regarding our ESG initiatives and reporting are evolving quickly and are often subject to factors outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient or not aligned to best practices by various stakeholders. Our disclosures on these matters, a failure to satisfy evolving stakeholder expectations for ESG practices and reporting, or a failure to meet our commitments or targets on our established timeline may potentially harm our reputation and impact relationships with investors. If our ESG practices, reporting and performance do not meet investor, consumer, or employee, or other stakeholder expectations, or are perceived as not meeting those expectations, our brand, reputation and customer retention may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters, which could adversely impact our business, financial condition or results of operations.
Anti-takeover provisions in our organizational documents might discourage, delay or prevent acquisition attempts for us that you might consider favorable.
Certain provisions of our third amended and restated certificate of incorporation (“Charter”) and fourth amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•certain limitations on convening special stockholder meetings
The anti-takeover provisions discussed above could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
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
General Risks
Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results from operations.
We have significant amounts of goodwill and intangible assets. On a regular basis, we evaluate our assets for impairment based on various factors, including actual operating results and expected trends of projected revenues, profitability and cash flows. As of December 31, 2022, our consolidated balance sheet included goodwill of $5,551.4 million and other net intangibles of $3,675.5 million. We conduct a goodwill impairment test in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, we perform a quantitative impairment test for that reporting unit. Our quantitative impairment test consists of a fair value calculation for each reporting unit that combines an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. The quantitative impairment test requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows of each reporting unit are based on historical experience and internal operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to each reporting unit.
We believe the assumptions that we use in our qualitative and quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain. During times of economic distress, declining demand and declining earnings could lead to us to have less favorable estimates of our future cash flows, discount rates or market multiples. Such changes could lead to lower estimated fair values of our reporting units, which could lead to a material impairment charge. Through December 31, 2022, we have not recorded a goodwill impairment charge for any of our reporting units. In certain markets where we operate, macroeconomic conditions are unfavorable. If these unfavorable macroeconomic conditions persist longer than we currently expect, or are worse than we currently expect, our estimates of revenue growth rates and EBITDA margins would decline, which could lead to an impairment of goodwill in our United Kingdom reporting unit or other reporting units. See Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Goodwill” for a further information.
Our results of operations have been materially and adversely impacted and could be materially and adversely impacted in the future by the COVID-19 global pandemic or the outbreak of other highly infectious diseases.
The global spread and unprecedented impact of COVID-19 created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic may materially and adversely impact our business, operations, and consolidated financial statements in the future remains uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, severity, and any resurgences of the pandemic; the emergence of new variants; the development, availability, distribution and effectiveness of vaccines; the public’s perception of the safety of the vaccines and their willingness to take the vaccines; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rate, consumer confidence, and foreign exchange rates in each of the markets in which we operate; governmental, business, and individuals’ actions that have been, and continue to be, taken in response to the pandemic (which could include limitations on or changes to our operations or mandates to provide services); the effect on our customers; changes in customer and consumer demand for our services; the effect on consumer confidence and spending; our ability to sell and provide our services, including the impact of travel restrictions and people working from home; the ability of our customers to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees and business partners.
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
The continuing impact of “Brexit” may have a negative effect on our business.

Following a national referendum and enactment of legislation, the U.K. formally withdrew from the European Union, commonly referred to as “Brexit,” and ratified a trade and cooperation agreement governing its future relationship with the European Union. Among other things, the agreement, which became effective in mid-2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and governance. Because the agreement merely sets forth a framework in many respects that requires complex additional bilateral negotiations between the U.K. and the European Union, significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
Brexit has also led to legal uncertainty and divergent national laws and regulations as the U.K. continues to determine which European Union laws to replace or replicate, which could increase the difficulty and cost of compliance. For example, certain of our U.K. operations previously able to avail themselves of passporting rights under certain European Union directives to provide services and perform activities in member states of the European Union may now have to comply with different European Union requirements. Similarly, new restrictions on movement have required us to adjust how and where we conduct some of our operations and hire and retain key staff in Europe.
We cannot yet predict the full implications of Brexit, including whether it will increase our cost of doing business or otherwise have a negative effect on our financial condition or results of operations, which could reduce the price of our securities. Our United Kingdom region represented approximately 5.4% of our consolidated revenue for the year ended December 31, 2022.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Properties
Our corporate headquarters and main data center are located in Chicago, Illinois, in an office building that we own. As of December 31, 2022, we lease space in over 110 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion.
ITEM 3. LEGAL PROCEEDINGS
See Part II, ITEM 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements,” Note 22, “Contingencies” for information regarding our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers, and their positions and ages as of February 14, 2023, are set forth below:

Name	Age	Position
Christopher A. Cartwright	57	President & Chief Executive Officer and Director
Venkat Achanta	50	Executive Vice President, Chief Data & Analytics Officer
Todd M. Cello	47	Executive Vice President, Chief Financial Officer
Steven M. Chaouki	50	President, U.S. Markets and Consumer Interactive
Abhinav (Abhi) Dhar	51	Executive Vice President, Chief Information & Technology Officer
Karen E. Krause	47	Executive Vice President, Chief Strategy and Communications Officer
Timothy J. Martin	52	Executive Vice President, Chief Global Solutions Officer
R. Dane Mauldin	52	Executive Vice President, Chief Operations Officer
Susan W. Muigai	53	Executive Vice President, Chief Human Resources Officer
Heather J. Russell	51	Executive Vice President, Chief Legal Officer
Todd C. Skinner	53	President, International
Christopher A. Cartwright has served as the President & Chief Executive Officer of TransUnion and a member of the Board of Directors since May 2019. He joined the Company in August 2013, previously serving as Executive Vice President, U.S. Information Services, where he helped drive TransUnion’s transformation into a global information and insights company as the head of the largest business unit, including providing consumer reports, risk scores, analytical services and decision technology to customers in the U.S. across the financial services, insurance, tenant and employment screening and public sector industries.
Prior to joining TransUnion, Mr. Cartwright was the Chief Executive Officer of Decision Insight Information Group, a portfolio of independent businesses providing real property information, software and services to insurance, finance, legal and real estate professionals in the United States, Canada and Europe. Mr. Cartwright also spent almost 14 years at Wolters Kluwer, a global information services and workflow solutions company, where he held a variety of executive positions of increasing responsibility, culminating in CEO of the Corporate and Financial Services Division and Shared Services, North America. Prior to Wolters Kluwer, he was Senior Vice President, Strategic Planning & Operations for Christie’s Inc. and Strategy Consultant for Coopers and Lybrand.
Mr. Cartwright earned his bachelor's degree in business administration and a master's in public accountancy from The University of Texas at Austin. He serves on the Board of Directors of P33 Chicago and the Board of Trustees of the Museum of Science and Industry.
Venkat Achanta has served as Executive Vice President, Chief Data & Analytics Officer for TransUnion since February 2022. Mr. Achanta was appointed to this position following completion of TransUnion’s acquisition of Neustar, Inc. in December 2021. He previously served as Executive Vice President and Chief Data & Technology Officer of Neustar, where he led data science, data strategy and technology teams across Neustar. While at Neustar, he helped lead the creation of the OneID platform and technology transformation across all products.
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
Steven M. Chaouki is President, U.S. Markets and Consumer Interactive, overseeing two TransUnion business lines. U.S. Markets provides information and insights to business customers across financial services, insurance, public sector, media and diversified markets. Consumer Interactive provides credit, financial and identity protection services to consumers. He previously held the role of Executive Vice President, Financial Services from 2013 until May 2019, responsible for the company’s financial services business, which provides solutions to banks, credit unions, capital markets, financial services resellers, auto lenders and other customers. Before joining TransUnion, Mr. Chaouki held roles at HSBC in card/retail services and auto finance. Mr. Chaouki serves on the boards of MAIA Biotechnology, Inc. (NYSE American: MAIA) and Spring Labs.
Mr. Chaouki earned his bachelor’s degree from Boston University and his M.B.A. from the University of Chicago Booth School of Business.
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
Karen E. Krause has served as Executive Vice President, Chief Strategy and Communications Officer since June 2022. Ms. Krause is responsible for leading the Global Strategy, Communications and Branding functions, with a focus on enabling, facilitating and monitoring our transformation across global platforms and products to achieve our vision and strategy. She brings deep strategy and corporate development expertise in financial services with extensive experience in growing businesses through acquisitions and transforming operations to grow capabilities globally.
Ms. Krause joined TransUnion from JPMorgan Chase, where she served most recently as Global Head of Product Enablement & Delivery, Integrated Payments Product Group from September 2020 to May 2022, Executive Director, Wholesale Payments Strategic Transformation Projects from 2018 to 2020, Executive Director, Treasury Services Business Transformation from 2017 to 2018, and Executive Director, Corporate Strategy from 2014 to 2017. Prior to JPMC, Ms. Krause spent 8 years at S&P Global and previously worked in various strategy and corporate development roles at Goldman Sachs, TCR Private Equity and McKinsey.
Ms. Krause earned her B.S.E. in Finance from The Wharton School at the University of Pennsylvania, where she graduated summa cum laude, and her M.B.A. from Harvard Business School.
Timothy J. Martin has served as Executive Vice President, Chief Global Solutions Officer since May 2019. In this role, Mr. Martin is responsible for managing revenue growth and profitability through the strategy, planning, innovation and commercialization of nearly all of TransUnion’s products and solutions globally. He previously held business management roles at TransUnion leading both a number of industry vertical-focused teams and a high growth horizontal solution called the Specialized Risk Group. Prior to joining TransUnion in September 2009, Mr. Martin was President and Chief Operating Officer of HSBC Auto Finance where he had direct profit and loss responsibility for all strategy, business development, sales, marketing, pricing, risk management, underwriting operations, customer service and collections. Prior to joining HSBC, he was a consultant with Booz Allen Hamilton (now PWC Strategy&) from 1998 to 2003, and senior marketing analyst with American Airlines from 1992 to 1996. Mr. Martin serves on the board of Juvenile Diabetes Research Foundation of South Florida and the Child Rescue Coalition.
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
Ms. Muigai earned her Bachelor of Law from the University of Windsor in Canada, and her Master of Law in International Business from the University of London. She serves on the Board of Breakfast Club of Canada and previously served on the boards of MassMart Holdings Ltd and the Walmart Foundation.
Heather J. Russell is Executive Vice President, Chief Legal Officer of TransUnion. Ms. Russell is an accomplished legal executive with more than 25 years of diverse experience across the global financial services and technology sectors. She is responsible for legal, risk, compliance, government and regulatory relations, corporate governance, consumer privacy and ESG functions for TransUnion and its subsidiaries around the world. Prior to joining the Company in 2018, Ms. Russell was a partner at the law firm of Buckley, LLP, from October 2016 until May 2018, where she led the firm’s Financial Institutions Regulation, Supervision and FinTech practices. Previously, she served as Executive Vice President, Chief Legal Officer and Corporate Secretary at Fifth Third Bank from September 2015 until July 2016. Prior to that, Ms. Russell spent four years as Managing Director and Global Head of Public Policy and Regulatory Affairs at Bank of New York Mellon, five years as Senior Vice President and Associate General Counsel at Bank of America and eight years at Skadden in Washington, D.C. and London focused on financial services, corporate finance, and mergers and acquisitions.
Ms. Russell earned her B.A. from the College of William & Mary and her J.D. with honors from American University’s Washington College of Law, where she received the Outstanding Graduate Award. Ms. Russell serves on the board of directors of the U.S. Chamber of Commerce, the world’s largest business organization, representing the interests of over three million businesses and organizations. She also serves on the boards of directors of the Chicago Council on Global Affairs and Illinois Legal Aid Online.
Todd C. Skinner has served as President, International since August 2021 and is responsible for leading TransUnion’s growth across international markets. Mr. Skinner has nearly 30 years of experience delivering information solutions at leading global companies. He joined TransUnion in 2014, previously serving as TransUnion’s Regional President of Canada, Latin American and Caribbean. Prior to joining TransUnion, Mr. Skinner was the President of First Canadian Title Default Solutions, a technology recovery business. Previously, he served as Chief Credit Officer and Chief Operations Officer for Retail Banking and Wealth Management at HSBC. He also served as President and Chief Executive Officer for HSBC Financial, an HSBC subsidiary that operated in consumer finance, private label credit card financing, MasterCard, wholesale mortgage lending, mortgage brokering and full spectrum auto finance.
Mr. Skinner earned his bachelor’s of commerce from St. Mary’s University and his M.B.A. from the Kellogg-Schulich Executive M.B.A. He serves as TransUnion’s representative on the Global Board of the U.S.-India Business Council (USIBC) and is on the Board of Directors for Buro De Credito and Cliffside Capital.
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
Holders of Record
As of January 31, 2023, we had 17 stockholders of record. We have a greater number of beneficial owners of our stock who own their shares through brokerage firms and other nominees.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
October 1 to October 31	12,180	$55.73	—	$166.5
November 1 to November 30	84	56.60	—	$166.5
December 1 to December 31	59,096	61.34	—	$166.5
Total	71,360	$60.37	—

1.Represents shares that were repurchased from employees for withholding taxes for share-based awards pursuant to the Company’s equity compensation plans.
2.On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of our common stock through February 13, 2020. Our board of directors removed the three-year time limitation on February 8, 2018. Prior to the fourth quarter of 2017, we had purchased approximately $133.5 million of common stock under the program and may purchase up to an additional $166.5 million. Additional repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
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
Segments
We manage our business and report our financial results in three reportable segments: U.S. Markets, International and Consumer Interactive. See Part II, Item 8 “Notes to Consolidated Financial Statement,”, Note 20, “Reportable Segments” for additional information.
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
During 2020, the economic effect of the COVID-19 pandemic had a material and adverse impact on numerous aspects of our business, including customer demand for our services and solutions in all of our segments. During 2021, in the markets where we compete, we saw generally improving macroeconomic conditions, driven by an increase in gross domestic product (“GDP”), interest rates that remained near historic lows, and continuing increases in employment levels. During 2022, the labor market remained strong and supply chain constraints began to ease, while persistent inflation, rapidly increasing energy prices, and consecutive interest rate increases by the Federal Reserve have all contributed to constrained economic activity. In addition, a slowing housing market, coupled with lower GDP growth, softening consumer confidence and global geopolitical events added to the deterioration of global macroeconomic conditions and increasing recession fears compared to the post-pandemic rebound of 2021. These slowing macroeconomic conditions had a more pronounced impact in our developed markets compared to our emerging markets, although the impact of exchange rates had a significant impact on our International segment. The impact of higher interest rates has been particularly acute in the housing sector, where higher borrowing rates significantly impacts both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. The impact of higher interest rates on slowing aggregate demand is expected to result in increased unemployment levels over the next year, which is likely to reduce consumer demand for credit. These dynamics impact the comparability of our results of operations, including our revenue and expense, between the periods presented below.
The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations and financial condition, including the carrying value of our long-lived assets such as goodwill and intangible assets.
Effects of Inflation
We believe that inflation has had a significant negative impact on our business and results of operations, including decreased demand for our services resulting from the Federal Reserve and other central banks consistently raising interest rates to combat inflation, slowing consumer spending on non-essential goods and services, and consequently lower demand for credit, especially during the last half of the year. The impact of continued elevated levels of inflation and the resulting response by the Federal Reserve and other central banks to raise interest rates could have a material adverse impact on various aspect of our business in the future.
Recent Developments
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:
Since the acquisition of Neustar, Inc. (“Neustar”) on December 1, 2021, we have reflected all Neustar revenue in the Emerging Verticals within our U.S. Markets segment. Beginning in the fourth quarter 2022, we integrated the Neustar sales team into our legacy vertically-aligned sales teams, and a portion of the Neustar revenue is now included in the Financial Services vertical. We have recast the revenue reported for each vertical in U.S. Markets in the historical periods to be consistent with the fourth quarter 2022 presentation, which provides comparability among the periods. This recast has no net impact on our overall financial statements in 2022.

Since December 1, 2021, we have completed the acquisition of three businesses that collectively materially affected our results of operations in 2022 and the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about these transactions.
On December 30, 2022, we completed the previously announced sale of the non-core businesses of Verisk Financial Services (“VF”), the financial services business unit we acquired from Verisk Analytics, Inc. We classified the results of operations of these non-core businesses as discontinued operations, net of tax, in the consolidated statements of income since the acquisition in April 2022. Upon the sale, we received total proceeds of $173.9 million, consisting of $103.6 million in cash, and a note receivable with a face value of $72.0 million and a fair value of $70.3 million. The purchase price is subject to certain customary adjustments. We recognized a $7.5 million gain on the sale of these businesses, which is included in discontinued operations, net of tax.
On December 30, 2022, we prepaid $200.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand. On January 31, 2022, we prepaid $400 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand. We also made prepayments of our Senior Secured Term Loans in 2021 and 2020 of $85.0 million in March 2021 and $150.0 million in December 2020 both funded by cash-on-hand. These transactions affect the comparability of interest expense between 2022, 2021, and 2020, as further discussed in “Results of Operations - Non-Operating Income and (Expense) - Interest Expense” below.
On November 16, 2022, we entered into new interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. These swaps replaced other swaps that expired in December 30, 2022. The new swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,320.0 million that amortizes each quarter. The swaps require TransUnion to pay fixed rates varying between 4.4105% and 4.4465% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On April 12, 2022, after failed settlement negotiations with the Consumer Financial Protection Bureau (“CFPB”) regarding a certain regulatory matter, the CFPB filed a lawsuit against us, Trans Union, LLC, TransUnion Interactive, Inc. and our former President of Consumer Interactive. As of December 31, 2022, we have an accrued liability of $56.0 million, compared with $26.5 million as of December 31, 2021, in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 22, “Contingencies,” for further information about this matter.
On January 24, 2022, we reached a tentative class settlement with the plaintiffs in Ramirez v. TransUnion LLC, which required court approval. Accordingly, we revised the amount of the probable loss that we previously estimated, resulting in a reduction of our estimated liability and partially offsetting insurance receivable, and a corresponding net reduction recorded in selling, general and administrative expense for the year-end December 31, 2021. On December 19, 2022, the court entered final approval of the class settlement and we paid the settlement amount to the plaintiffs on January 20, 2023, resulting in a full resolution of this matter.
On December 23, 2021, we entered into a tranche of interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The tranche commenced on December 31, 2021, and expires on December 31, 2026, with a current aggregate notional amount of $1,584.0 million that amortizes each quarter. The tranche requires us to pay fixed rates varying between 1.428% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2021, we completed the sale of our Healthcare business. The Healthcare business met the criteria for discontinued operations at December 31, 2021, as the sale represented a strategic shift in our business that will have a major effect on our results of operations. The results of operations are classified as discontinued operations, net of tax, in our consolidated statement of income for all periods presented. Discontinued operations, net of tax, also includes a gain on the divestiture of the Healthcare business of $982.5 million, net of tax, in the consolidated statements of income for 2021. All tables and discussions below exclude the impact of the Healthcare business.
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
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first tranche commenced on June 30, 2020, with an initial notional amount of $1,150.0 million that amortized each quarter. The first tranche required us to pay fixed rates varying between 0.5200% and 0.5295% in exchange for receiving a variable rate that matches the variable rate on our loans and expired on June 30, 2022. The second tranche commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,100.0 million that amortizes each quarter after it commences. The second tranche requires us to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
Recent Acquisitions
We selectively evaluate acquisitions as a means to expand our business and to enter new markets. Since January 1, 2020, we have completed the following acquisitions, including those that impact the comparability of our results between periods:
•On April 8, 2022, we acquired 100% of the equity of the entities that comprised VF. We retained the leading core businesses of Argus, and divested the remaining non-core businesses on December 30, 2022. Argus is relied upon by leading financial institutions, payments providers, and retailers worldwide for competitive studies, predictive analytics, models, and advisory services to provide a clear perspective on where their business stands today and to best position them for success in the future. The results of operations of Argus are included in the U.S. Markets segment in our consolidated statements of income since the date of the acquisition. See Item 8, “Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions,” Note 3 “Discontinued Operations,” for additional information.
•On December 1, 2021, we acquired 100% of the equity of Neustar. Neustar, a premier identity resolution company with leading solutions in Marketing, Risk and Communications, enables customers to build connected consumer experiences by combining decision analytics with real-time identity resolution services driven by its OneID platform. The results of operations of Neustar are included in Financial Services and Emerging Verticals as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition. See Item 8, “Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions.”
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
•On October 14, 2020, we acquired 100% of the equity of Tru Optik Data Corp (“Tru Optik”). Tru Optik uses its custom audience-building platform to deliver predictive scoring to improve the performance of custom digital marketing campaigns. The results of operations of Tru Optik are included as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.
•On August 14, 2020, we acquired 100% of the equity of Signal Digital, Inc. (“Signal”). Signal is a digital marketing company that provides tag management, data collection, and onboarding capabilities to customers for activation in the marketing ecosystem. The results of operations of Signal, are included as part of our U.S. Markets segment in our consolidated statements of income since the date of the acquisition.
Key Components of Our Results of Operations
Revenue
We derive and report revenue for our three reportable segments, U.S. Markets, International and Consumer Interactive. Within the U.S. Markets segment, we report and disaggregate revenue by vertical, which consists of our Financial Services and Emerging verticals. Revenue from our recent acquisition of Neustar is partially included in both verticals. Revenue from our recent acquisition of Argus is included in the Financial Services vertical. Within the International segment, we disaggregate revenue by regions, which consists of Canada, Latin America, the United Kingdom, Africa, India, and Asia Pacific. For our Consumer Interactive segment, we do not disaggregate revenue. Revenue from our recent acquisition of Sontiq is included in our Consumer Interactive segment.

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

Results of Operations—Twelve Months Ended December 31, 2022, 2021 and 2020
For the twelve months ended December 31, 2022, 2021 and 2020, our results of operations were as follows:

	Twelve Months Ended			Change
	December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Revenue	$3,709.9	$2,960.2	$2,530.6	$749.7	25.3%	$429.6	17.0%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	1,222.9	991.6	853.9	231.3	23.3%	137.7	16.1%
Selling, general and administrative	1,337.4	943.9	829.7	393.5	41.7%	114.2	13.8%
Depreciation and amortization	519.0	377.0	346.8	142.0	37.7%	30.3	8.7%
Total operating expenses	$3,079.3	$2,312.5	$2,030.4	$766.8	33.2%	$282.1	13.9%
Operating income	$630.5	$647.7	$500.3	$(17.2)	(2.7)%	$147.4	29.5%
Non-operating income and (expense)
Interest expense	$(230.9)	$(112.6)	$(126.2)	$(118.3)	105.1%	$13.7	(10.9)%
Interest income	4.7	3.4	5.6	1.3	38.2%	(2.2)	(39.3)%
Earnings from equity method investments	13.0	12.0	8.9	1.0	8.3%	3.1	34.8%
Other income and (expense), net	(30.0)	(49.2)	0.9	19.2	(39.0)%	(50.1)	nm
Total non-operating income and (expense)	$(243.3)	$(146.3)	$(110.8)	$(97.0)	66.3%	$(35.5)	32.0%
Income from continuing operations before income taxes	$387.2	$501.4	$389.5	$(114.2)	(22.8)%	$111.9	28.7%
Provision for income taxes	(119.9)	(130.9)	(83.7)	11.0	(8.4)%	(47.2)	56.4%
Income from continuing operations	$267.3	$370.5	$305.7	$(103.2)	(27.9)%	$64.8	21.2%
Discontinued operations, net of tax	17.4	1,031.7	49.8	(1,014.3)	(98.3)%	981.9	nm
Net income	$284.7	$1,402.2	$355.6	$(1,117.5)	(79.7)%	$1,046.6	nm
Less: net income attributable to noncontrolling interests	(15.2)	(15.0)	(12.4)	(0.2)	1.3%	(2.6)	21.0%
Net income attributable to TransUnion	$269.5	$1,387.1	$343.2	$(1,117.6)	(80.6)%	1,043.9	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Revenue
For 2022, revenue increased $749.7 million compared with 2021, due primarily to a 24.4% increase from our recent acquisitions in the U.S. Markets and Consumer Interactive segments and organic growth from new business wins and product initiatives in certain markets, partially offset by macroeconomic weakness in several markets and a decrease of 2.3 % from the impact of foreign currencies.
For 2021, revenue increased $429.6 million compared with 2020, due primarily to improving macroeconomic conditions in all of our markets, revenue from new product initiatives, revenue from our recent acquisitions in the U.S. Markets and Consumer Interactive segments, and an increase of 1.1% from the impact of foreign currencies.
Operating Expenses
Cost of Services
For 2022, cost of services increased $231.3 million compared with 2021. The increase was due primarily to:
•    operating and integration-related costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•    an increase in costs from our accelerated technology investment;

•    an increase in organic product costs resulting from the increase in revenue in our U.S. Markets and International segments in the period; and
•    an increase in labor costs, including an increase in stock-based compensation, primarily in our International segment, as we continue to invest in key strategic growth initiatives;
partially offset by,
•the impact of foreign currencies on our international operations.
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
Selling, General and Administrative
For 2022, selling, general and administrative expenses increased $393.5 million compared with 2021. The increase was due primarily to:
•operating and integration-related costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•    an increase for certain legal and regulatory expenses;
•    an increase in labor costs, as we continue to invest in key strategic growth initiatives; and
•an increase in travel and entertainment expenses due to increased travel following the easing of COVID-19 travel restrictions, primarily in our U.S. Markets and International segments, partially offset by:
•    a decrease in incentive compensation due to lower financial performance;
•    a decrease in advertising expense, primarily in our Consumer Interactive segment; and
•    the impact of foreign currencies on the expenses of our International segment.
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
Depreciation and amortization
For 2022, depreciation and amortization increased $142.0 million compared with 2021, due primarily to an increase in depreciation and amortization from our recent acquisitions of tangible and intangible assets.
For 2021, depreciation and amortization increased $30.3 million compared with 2020, due primarily to recent acquisitions of tangible and intangible assets.

Non-Operating Income and (Expense)
Interest expense
On December 30, 2022, we prepaid $200.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand. On January 31, 2022, we prepaid $400 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand. We also made prepayments of our Senior Secured Term Loans in 2021 and 2020 of $85.0 million in March 2021 and $150.0 million in December 2020 both funded by cash-on-hand.
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
The interest rate on our debt is variable and based on LIBOR. Approximately 70% of this debt is hedged with interest rate swaps.
These factors impact the comparability of interest expense between periods. Our future interest expense could be materially impacted by changes in our variable interest rates to the extent our variable rate debt is not hedged, additional borrowings, or additional prepayments. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about our debt.
For the twelve months ended December 31, 2022, interest expense increased $118.3 million compared with 2021. For the twelve months ended December 31, 2021, interest expense decreased $13.7 million compared with 2020. The increase in interest expense for 2022 is due primarily to additional borrowings of $3,100.0 million under our Senior Secured Credit Facility to fund the acquisition of Neustar on December 1, 2021, and the impact of an increase in the average interest rate. The decrease in interest expense for 2021 was due primarily to the impact of a decrease in our average interest rate and a decrease in our average outstanding principal balance, partially offset by expenses attributable to new borrowings and early prepayments late in the year.
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

				Change
	Twelve months ended December 31,			2022 vs. 2021		2021 vs. 2020
( in millions)	2022	2021	2020	$	%	$	%
Other income and (expense), net:
Acquisition fees	$(23.7)	$(48.1)	$(7.0)	$24.4	(50.7)%	$(41.1)	nm
Loan fees	(11.0)	(19.6)	(2.0)	8.6	(43.9)%	(17.6)	nm
Other income (expense), net	4.7	18.5	9.9	(13.8)	74.7%	8.7	(87.5)%
Total other income and (expense), net	$(30.0)	$(49.2)	$0.9	$19.2	(39.0)%	$(50.1)	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, and include costs related to our acquisitions of Argus in 2022, Neustar and Sontiq in 2021; and Tru Optik and Signal Digital in 2020, as well as costs of our other acquisition efforts. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions,” for additional information about our acquisition-related efforts.
Loan fees
For 2022, loan fees included $9.3 million of financing fees and other net costs expensed as a result of our repayment of our Second Lien Term Loan and the partial repayment of our other Term Loans. For 2021, loan fees included $17.9 million of financing fees and other net costs expensed as a result of our repayment of our Second Lien Term Loan and the partial repayment of our other Term Loans. For 2020, loan fees were not significant. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about our debt.
Other income (expense), net
Includes currency remeasurement gains and losses, dividends received from Cost Method investments, gains and losses on Cost Method investments, if any, and other miscellaneous non-operating income and expense items, including net recoveries from a fraud incident that occurred in July 2019 in our Asia Pacific region.
Provision for Income Taxes
For 2022, we reported a 31.0% effective tax rate, which is higher than the 21.0% U.S. federal corporate statutory rate due primarily to increases in valuation allowances on foreign tax credit carryforwards, nondeductible expenses in connection with certain legal and regulatory matters and executive compensation limitations, and other rate-impacting items, partially offset by benefits from the research and development credit and excess tax benefits on stock-based compensation.
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

Segment Results of Operations—Twelve Months Ended December 31, 2022, 2021 and 2020:
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the twelve months ended December 31, 2022, 2021 and 2020, our segment revenue and adjusted EBITDA were as follows:
For the twelve months ended December 31, 2022, 2021 and 2020, these key performance indicators were as follows:
Revenue, Adjusted EBITDA and Adjusted EBITDA margin by Segment

				Change
	Twelve months ended December 31,			2022 vs. 2021		2021 vs. 2020
(dollars in millions)	2022	2021	2020	$	%	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$1,255.1	$1,090.0	$939.6	$165.1	15.1%	$150.4	16.0%
Emerging Verticals	1,192.1	701.0	571.1	491.1	70.1%	129.9	22.7%
U.S. Markets gross revenue	$2,447.3	$1,791.0	$1,510.7	$656.3	36.6%	$280.3	18.6%

International:
Canada	$128.2	$126.9	$108.0	$1.2	1.0%	$19.0	17.6%
Latin America	112.9	103.2	86.5	9.7	9.4%	16.7	19.3%
UK	203.0	216.5	183.1	(13.5)	(6.2)%	33.4	18.2%
Africa	61.7	59.5	49.0	2.2	3.7%	10.5	21.4%
India	174.2	133.1	100.0	41.1	30.9%	33.1	33.1%
Asia Pacific	75.9	62.7	56.2	13.2	21.1%	6.5	11.6%
International gross revenue	$755.9	$701.9	$582.7	$54.0	7.7%	$119.2	20.5%

Consumer Interactive gross revenue	$585.3	$545.8	$513.1	$39.5	7.2%	$32.7	6.4%

Total gross revenue	$3,788.4	$3,038.7	$2,606.5	$749.8	24.7%	$432.2	16.6%
Intersegment revenue eliminations	(78.6)	(78.4)	(75.9)	(0.1)	nm	(2.5)	nm
Total revenue as reported	$3,709.9	$2,960.2	$2,530.6	$749.6	25.3%	$429.6	17.0%

Adjusted EBITDA:
U.S. Markets	$870.6	$715.6	$593.9	$155.0	21.7%	$121.7	20.5%
International	329.3	300.1	219.8	29.2	9.7%	80.3	36.5%
Consumer Interactive	282.3	263.1	247.6	19.2	7.3%	15.5	6.3%

Adjusted EBITDA margin:
U.S. Markets	35.6%	40.0%	39.3%		(4.4)%		0.7%
International	43.6%	42.8%	37.7%		0.8%		5.1%
Consumer Interactive	48.2%	48.2%	48.3%		—%		(0.1)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For 2022, U.S. Markets revenue increased $656.3 million, compared with the same period in 2021, due primarily to a 36.6% increase from our acquisitions of Neustar and Argus, partially offset by a decrease in organic revenue in our financial services vertical.
For 2021, U.S. Markets revenue increased $280.3 million, compared with the same period in 2020, due primarily to increases in revenue in both verticals including revenue from our acquisition of Neustar in December 2021.
Financial Services: For 2022, Financial Services revenue increased $165.1 million due primarily to a 16.7% increase from our acquisitions of Neustar and Argus, partially offset by a decrease in organic revenue. Organic revenue decreased in our mortgage line of business as volumes declined due to the significant increases in interest rates, which was partially offset by an increase in revenue from new product initiatives in our card and banking, consumer lending, and auto lines of business. We anticipate interest rates will remain high and continue to impact our Financial Services business.
For 2021, Financial Services revenue increased $150.4 million due primarily to improvements in macroeconomic conditions and new product initiatives in our consumer lending, card and banking, and auto lines of business and revenue from our acquisition of Neustar, partially offset by a decrease in revenue in our mortgage line of business as volumes have declined due to rising interest rates.
Emerging Verticals: For 2022, Emerging Verticals revenue increased $491.1 million, due primarily to a 64.7% increase from our acquisition of Neustar and an increase in organic revenue. Organic revenue increased in all of our verticals due primarily to new wins in our existing product portfolio.
For 2021, Emerging Verticals revenue increased $129.9 million due primarily to improving macroeconomic conditions in most of our verticals, revenue from new product initiatives, and an increase from our acquisition of Neustar. Every vertical had an increase in revenue during the year, except Services and Collections, which was down slightly. Our recent acquisitions accounted for an increase in revenue of 12.0%.
Adjusted EBITDA Margin
For 2022, Adjusted EBITDA margins for the U.S. Markets segment decreased due primarily to the impact of the lower margin profile of the Neustar business, integration costs from our acquisition of Argus, and an increase in product costs resulting from the increase in revenue, and a decrease in organic revenue in our financial services vertical, partially offset by an increase in organic revenue in our Emerging Verticals
For 2021, Adjusted EBITDA margins for the U.S. Markets segment increased due primarily to an increase in revenue and improving market conditions in both of our verticals and a decrease in bad debt expense, partially offset by an increase in product costs resulting from the increase in revenue and an increase in incentive compensation due to improved performance.
International Segment
Revenue
For 2022, International revenue increased $54.0 million, or 7.7%, compared with 2021, due primarily to higher local currency revenue in all regions from increased volumes, which resulted from improving economic conditions and from new product initiatives, and a decrease of 7.3% from the impact of foreign currencies.
For 2021, International revenue increased $119.2 million, or 20.5%, compared with 2020, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and an increase of 4.5% from the impact of foreign currencies.
Canada: For 2022, Canada revenue increased $1.2 million, or 1.0%, compared with 2021. The increase was due primarily to higher local currency revenue from new business wins and incremental revenue with current customers, partially offset by a decrease in revenue of 3.8% from the impact of foreign currencies, and revenue earned from a significant breach contract in the prior year.
For 2021, Canada revenue increased $19.0 million, or 17.6%, compared with 2020. The increase was due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives and an increase of 7.7% from the impact of foreign currencies.

Latin America: For 2022, Latin America revenue increased $9.7 million, or 9.4%, compared with 2021. The increase was due primarily to higher local currency revenue from growth across our markets reflecting good local macroeconomic conditions and consumer fundamentals and ongoing new business wins and expansion of our new solutions, partially offset by a decrease of 4.5% from the impact of foreign currencies.
For 2021, Latin America revenue increased $16.7 million, or 19.3%, compared with 2020. The increase was due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, partially offset by a decrease of 1.4% from the impact of foreign currencies.
United Kingdom: For 2022, United Kingdom revenue decreased $13.5 million, or 6.3%, compared with 2021. The decrease is primarily driven by a 10.3% impact from foreign currencies. Excluding the impact of foreign currency, local currency revenue increased due to an expansion of key product offerings despite the impact of a one-time contract in the prior year.
For 2021, United Kingdom revenue increased $33.4 million, or 18.2%, compared with 2020. The increase was due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives and an increase of 7.9% from the impact of foreign currencies.
Africa: For 2022, Africa revenue increased $2.2 million, or 3.8%. The increase was due primarily to higher local currency revenue from meaningful new business wins and contract renewals as well as growth in emerging countries, partially offset by a decrease of 10.1% from the impact of foreign currencies.
For 2021, Africa revenue increased $10.5 million, or 21.4%. The increase was due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and an increase of 10.3% from the impact of foreign currencies.
India: For 2022, India revenue increased $41.1 million, or 30.9%, due primarily to higher local currency revenue from growth in consumer lending and card issuance fueled by consumers who continue to spend despite rising inflation, partially offset by a decrease of 8.4% from the impact of foreign currencies.
For 2021, India revenue increased $33.1 million, or 33.1%, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, and an increase of 0.1% from the impact of foreign currencies.
Asia Pacific: For 2022, Asia Pacific revenue increased $13.2 million, or 21.1%, due primarily to higher local currency revenue from increased volumes resulting from improved macroeconomic conditions, and new business wins, particularly in the Philippines and Hong Kong, partially offset by a decrease of 3.1% from the impact of foreign currencies.
For 2021, Asia Pacific revenue increased $6.5 million, or 11.6%, due primarily to higher local currency revenue from increased volumes resulting from improving economic conditions and from new product initiatives, partially offset by a decrease of 0.2% from the impact of foreign currencies.
Adjusted EBITDA Margin
For 2022, Adjusted EBITDA margins for the International segment increased due primarily to increase in local currency revenue and improving market conditions in most of our regions, partially offset by an increase in labor costs.
For 2021, Adjusted EBITDA margins for the International segment increased due primarily to an increase in revenue and improving market conditions in all of our regions and a decrease in bad debt expense, partially offset by an increase in product costs resulting from the increase in revenue and an increase in incentive compensation due to improved performance.
Consumer Interactive Segment
Revenue
For 2022, Consumer Interactive revenue increased $39.5 million, or 7.2%, compared with 2021, due primarily to an increase of 15.8% from our recent acquisition of Sontiq, partially offset by a decrease in revenue in both of our channels. In our indirect channel, revenue decreased due primarily to a large breach services contract which was recognized in the second half of 2021. In our Direct channel, slowing macroeconomic conditions have significantly reduced consumer demand for our paid credit products.
For 2021, Consumer Interactive revenue increased $32.7 million, or 6.4%, compared with 2020, due primarily to an increase in revenue from both our direct and indirect channels including revenue from our acquisition of Sontiq. In our indirect channel, revenue increased due primarily to a large breach services contract which was recognized in the second half of 2021.
Adjusted EBITDA Margin
For 2022 and 2021, Adjusted EBITDA margins for the Consumer Interactive were relatively consistent compared to 2021 and 2020, respectively.

Non-GAAP measures—Twelve Months Ended December 31, 2022, 2021 and 2020:
In addition to the GAAP measures discussed above, Management, including our CODM, evaluates the financial performance of our businesses based on the non-GAAP measures Consolidated Adjusted EBITDA, Consolidated Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted Effective Tax Rate and Leverage Ratio.
Non-GAAP Financial Measures
We present Consolidated Adjusted EBITDA, Consolidated Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted Provision for Income Taxes, Adjusted Effective Tax Rate and Leverage Ratio for all periods presented. These are important financial measures for the Company but are not financial measures as defined by GAAP. These financial measures should be reviewed in conjunction with the relevant GAAP financial measures and are not presented as alternative measures of GAAP. Other companies in our industry may define or calculate these measures differently than we do, limiting their usefulness as comparative measures. Because of these limitations, these non-GAAP financial measures should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP, including operating income, operating margin, effective tax rate, net income (loss) attributable to the Company, diluted earnings per share or cash provided by operating activities. Reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented in the tables below.
We present Consolidated Adjusted EBITDA, Consolidated Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate as supplemental measures of our operating performance because these measures eliminate the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. These are measures frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours.
Our board of directors and executive management team use Adjusted EBITDA as an incentive compensation measure for most eligible employees and Adjusted Diluted Earnings per Share as an incentive compensation measure for certain of our senior executives.
Under the credit agreement governing our Senior Secured Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to our Leverage Ratio which is partially based on Adjusted EBITDA. Investors also use our Leverage Ratio to assess our ability to service our debt and make other capital allocation decisions.
We define Consolidated Adjusted EBITDA as net income (loss) attributable to TransUnion, less discontinued operations, net of tax, plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses, including Neustar integration-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income). We define Consolidated Adjusted EBITDA Margin as Consolidated Adjusted EBITDA divided by total revenue as reported.
We define Adjusted Net Income as net income (loss) attributable to TransUnion, less discontinued operations, net of tax, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses, including Neustar integration-related expenses, plus certain accelerated technology investment expenses, plus (less) certain other expenses (income), plus amortization of certain intangible assets, plus or minus the total adjustment for income taxes included in our Adjusted Provision for Income Taxes. We define Adjusted Diluted Earnings per Share as Adjusted Net Income divided by the weighted-average diluted shares outstanding. We define Adjusted Provision for Income Taxes as our provision for income taxes, plus or minus the tax impact on the adjustment included in Adjusted Net Income, plus or minus the impact of excess tax benefits for share compensation, plus or minus other items that relate to prior periods such as valuation allowance changes, deferred tax rate and return to provision adjustments, and other unusual items that are included in our provision for income taxes. We define Adjusted Effective Tax Rate as Adjusted Provision for Income Taxes divided by Adjusted Net Income.
We define Leverage Ratio as net debt divided by Consolidated Adjusted EBITDA for the most recent twelve-month period including twelve months of Adjusted EBITDA from significant acquisitions. Net debt is defined as total debt less cash and cash equivalents as reported on the balance sheet as of the end of the period.
For the twelve months ended December 31, 2022, 2021 and 2020, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin:

	Twelve Months Ended			Change
	December 31,			2022 vs. 2021		2021 vs. 2020
(dollars in millions)	2022	2021	2020	$	%	$	%
Reconciliation of net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$269.5	$1,387.1	$343.2	$(1,117.7)	nm	$1,043.9	nm
Discontinued operations	(17.4)	(1,031.7)	(49.8)	1,014.3	nm	(981.8)	nm
Net income from continuing operations attributable to TransUnion	$252.1	$355.5	$293.4	$(103.3)	(29.1)%	$62.1	21.2%
Net interest expense	226.2	109.2	120.6	117.1	nm	(11.5)	(9.5)%
Provision (benefit) for income taxes	119.9	130.9	83.7	(11.0)	(8.4)%	47.1	56.3%
Depreciation and amortization	519.0	377.0	346.8	142.0	37.7%	30.3	8.7%
EBITDA	$1,117.3	$972.5	$844.5	$144.7	14.9%	$128.0	15.2%
Adjustments to EBITDA:
Stock-based compensation[1]	81.1	70.1	45.9	11.0	15.6%	24.3	52.8%
Mergers and acquisitions, divestitures and business optimization[2]	50.7	52.6	8.5	(1.8)	(3.4)%	44.1	nm
Accelerated technology investment [3]	51.4	42.3	19.3	9.1	21.5%	23.0	nm
Net other[4]	46.1	19.4	35.5	26.7	nm	(16.1)	(45.4)%
Total adjustments to EBITDA	$229.3	$184.4	$109.1	$44.9	24.4%	$75.2	68.9%
Consolidated Adjusted EBITDA	$1,346.5	$1,156.9	$953.6	$189.7	16.4%	$203.2	21.3%

Net income attributable to TransUnion margin	7.3%	46.9%	13.6%		(39.6)%		33.3%
Consolidated Adjusted EBITDA margin[5]	36.3%	39.1%	37.7%		(2.8)%		1.4%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Consisted of stock-based compensation and cash-settled stock-based compensation.
2.For the twelve months ended December 31, 2022, consisted of the following adjustments: $33.1 million of Neustar integration costs; $23.7 million of acquisition expenses; $4.6 million loss on the impairment of a Cost Method investment; $(6.8) million of reimbursements for transition services related to divested businesses, net of separation expenses; a $(3.4) million gain related to a government tax reimbursement from a recent business acquisition; and a $(0.6) million adjustment to the fair value of a put option liability related to a minority investment.
For the twelve months ended December 31, 2021, consisted of the following adjustments: $48.1 million of acquisition expenses; $9.1 million of Neustar integration costs; $8.4 million of adjustments to contingent consideration expense from previous acquisitions; a $1.1 million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; a $(12.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a ($1.1) million reimbursement for transition services related to divested businesses, net of separation expenses; and a ($0.5) million gain on the sale of a Cost Method investment.
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
3.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
4.For the twelve months ended December 31, 2022, consisted of the following adjustments: $28.4 million for certain legal and regulatory expenses; $9.3 million of deferred loan fees written off as a result of the prepayments on our debt; a $6.3 million net loss from currency remeasurement of our foreign operations; $1.9 million of loan fees and of other.
For the twelve months ended December 31, 2021, consisted of the following adjustments: $17.9 million of deferred loan fees written off as a result of the prepayments on our debt; $1.2 million for certain legal and regulatory expenses; a ($3.5) million net recovery from a fraud incident that occurred in July 2019 in our Asia Pacific region; and a $3.7 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the twelve months ended December 31, 2020, consisted of the following adjustments: $34.7 million for certain legal and regulatory expenses; $0.9 million of deferred loan fees written off as a result of the prepayments on our debt; a $(1.5) million net recovery from a fraud incident that occurred in July 2019 in our Asia Pacific region; and $1.4 million net loss from currency remeasurement of our foreign operations, loan fees and other.
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For 2022, consolidated Adjusted EBITDA increased $189.7 million due primarily to:
•an increase in Adjusted EBITDA from our recent acquisitions in our U.S. Markets and Consumer Interactive segments;
•    organic Adjusted EBITDA growth;
•    a decrease in incentive compensation due to lower financial performance; and
•    a decrease in advertising expense, primarily in our Consumer Interactive segment, partially offset by:
•    an increase in labor costs as we continue to invest in key strategic growth initiatives;
•an increase for certain legal and regulatory expenses; and
•an increase in travel and entertainment expenses due to increased travel following the easing of COVID-19 travel restrictions, primarily in our U.S. Markets and International segments.
Adjusted EBITDA margin decreased in 2022 due primarily to lower margins from our recent acquisitions.
For 2021, consolidated Adjusted EBITDA increased $203.2 million due primarily to:
•an increase in Adjusted EBITDA from improving macroeconomic conditions in all of our markets;
•a decrease in costs for certain legal and regulatory matters; and
•a decrease in bad debt expense, as we have reversed reserves that were recorded at the beginning of the COVID-19 pandemic, partially offset by:
•an increase in labor costs across all segments and Corporate, including an increase in incentive compensation due to improved performance; and
•operating and integration-related costs from our recent acquisitions in our U.S. Markets and Consumer Interactive segments.
Adjusted EBITDA margin increased in 2021 due primarily to increase in revenue and improving market conditions.

Adjusted Net Income, Adjusted EPS

	Twelve Months Ended			Change
	December 31,			2022 vs. 2021		2021 vs. 2020
(dollars in millions)	2022	2021	2020	$	%	$	%
Reconciliation of net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$269.5	$1,387.1	$343.2	$(1,117.6)	nm	$1,043.9	nm
Discontinued operations, net of tax	(17.4)	(1,031.7)	(49.8)	1,014.3	nm	(981.9)	nm
Income from continuing operations attributable to TransUnion	$252.1	$355.5	$293.4	$(103.4)	(29.1)%	$62.1	21.2%
Adjustments before income tax items:
Stock-based compensation[1]	81.1	70.1	45.9	11.0	15.7%	24.2	52.7%
Mergers and acquisitions, divestitures and business optimization[2]	50.7	52.6	8.5	(1.9)	(3.6)%	44.10	nm
Accelerated technology investment[3]	51.4	42.3	19.3	9.1	21.5%	23.0	nm
Net other[4]	44.3	17.7	34.1	26.6	nm	(16.4)	(48.1)%
Amortization of certain intangible assets[5]	306.7	189.3	181.2	117.4	62.0%	8.1	4.5%
Total adjustments before income tax items	$534.2	$372.0	$288.9	$162.2	43.6%	$83.1	28.8%
Change in provision for income taxes	$(86.2)	$(62.9)	$(68.2)	$(23.3)	37.0%	$5.3	(7.8)%
Adjusted Net Income	$700.1	$664.5	$514.1	$35.6	5.4%	$150.4	29.3%

Weighted-average shares outstanding:
Basic	192.5	191.4	189.9	nm	nm	nm	nm
Diluted	193.1	193.0	192.2	nm	nm	nm	nm

Adjusted Earnings per Share:
Basic	$3.64	$3.47	$2.71	$0.17	4.9%	$0.76	28.0%
Diluted	$3.62	$3.44	$2.67	$0.18	5.2%	$0.77	28.8%

	Twelve Months Ended December 31,
	2022	2021	2020
Reconciliation of diluted earnings per share from net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Net income attributable to TransUnion	$1.40	$7.19	$1.79
Discontinued operations, net of tax	(0.09)	(5.35)	(0.26)
Income from continuing operations attributable to TransUnion	$1.31	$1.84	$1.53
Adjustments before income tax items:
Stock-based compensation[1]	0.42	0.36	0.24
Mergers and acquisitions, divestitures and business optimization[2]	0.26	0.27	0.04
Accelerated technology investment[3]	0.27	0.22	0.10
Net other[4]	0.23	0.09	0.18
Amortization of certain intangible assets[5]	1.59	0.98	0.94
Total adjustments before income tax items	$2.77	$1.93	$1.50
Change in provision for income taxes	$(0.45)	$(0.33)	$(0.35)
Adjusted Diluted Earnings per Share	$3.62	$3.44	$2.67

As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.
1.Consisted of stock-based compensation, including amounts which are cash settled.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the twelve months ended December 31, 2022, $33.1 million of Neustar integration costs; $23.7 million of acquisition expenses; $4.6 million loss on the impairment of a Cost Method investment; $(6.8) million of reimbursements for transition services related to divested businesses, net of separation expenses; a $(3.4) million gain related to a government tax reimbursement from a recent business acquisition; and a $(0.6) million adjustment to the fair value of a put option liability related to a minority investment.
For the twelve months ended December 31, 2021, $48.1 million of acquisition expenses; $9.1 million of Neustar integration costs; $8.4 million of adjustments to contingent consideration expense from previous acquisitions; a $1.1 million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; a ($12.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $(1.1) million reimbursement for transition services related to divested businesses, net of separation expenses; and a ($0.5) million gain on the sale of a Cost Method investment.
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
3.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
4.Net other consisted of the following adjustments:
For the twelve months ended December 31, 2022, a $28.4 million net increase in certain legal and regulatory expenses; $9.3 million of deferred loan fees written off as a result of the prepayments on our debt; and a $6.6 million net loss from currency remeasurement of our foreign operations and other.
For the twelve months ended December 31, 2021, $17.9 million of deferred loan fees written off as a result of the prepayments on our debt; $1.2 million for certain legal and regulatory expenses; a ($3.5) million net recovery from a fraud incident that occurred in July 2019 in our Asia Pacific region; and $2.0 million of net other consisting of net losses from currency remeasurement of our foreign operations and other.

For the twelve months ended December 31, 2020, consisted of the following adjustments: $34.7 million for certain legal expenses; $0.9 million of deferred loan fees written off as a result of the prepayments on our debt; a $(1.5) million net recovery from a fraud incident that occurred in July 2019 in our Asia Pacific region; and $1.4 million net loss from currency remeasurement of our foreign operations, loan fees and other.
5.Consisted of amortization of intangible assets from our 2012 change in control transaction and amortization of intangible assets established in business acquisitions after our 2012 change in control transaction.
Adjusted Net Income
For 2022, the increase in Adjusted Net Income was due primarily to earnings from our recent acquisitions and organic growth, partially offset by an increase in interest expense.
For 2021, the increase in Adjusted Net Income was due to organic growth as result of improving macroeconomic conditions.
Adjusted Provision for Income Taxes and Effective Tax Rate

	Twelve Months Ended December 31,
	2022	2021	2020
Income from continuing operations before income taxes	$387.2	$501.4	$389.5
Total adjustments before income tax items from Adjusted Net Income table above	534.2	372.0	288.9
Noncontrolling interest portion of Adjusted Net Income adjustments	—	(2.0)	(0.7)
Adjusted income from continuing operations before income taxes	$921.4	$871.4	$677.7

Reconciliation of provision for income taxes to Adjusted Provision for Income Taxes
Provision for income taxes	$(119.9)	$(130.9)	$(83.7)
Adjustments for income taxes:
Tax effect of above adjustments [1]	(116.8)	(69.4)	(67.1)
Eliminate impact of excess tax benefits for stock-based compensation	(5.0)	(10.8)	(25.3)
Other [2]	35.6	17.3	24.2
Total adjustments for income taxes	$(86.2)	$(62.9)	$(68.2)
Adjusted Provision for Income Taxes	$(206.1)	$(193.8)	$(151.9)

Effective tax rate	31.0%	26.1%	21.5%
Adjusted Effective Tax Rate	22.4%	22.2%	22.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Tax rates used to calculate the tax expense impact are based on the nature of each item.
2.For the twelve months ended December 31, 2022, $25.7 million of valuation allowances related to prior periods; $6.7 million of deferred tax rate adjustments; $(0.3) million of return to provision and audit adjustments related to prior periods; $3.6 million of other adjustments.
For the twelve months ended December 31, 2021, $29.3 million of deferred tax rate adjustments; $(5.4) million of return to provision and audit adjustments related to prior periods; $(4.5) million of valuation allowances; and $(2.1) million of other adjustments.
For the twelve months ended December 31, 2020, $13.0 million of valuation allowances related to prior periods; $6.7 million of uncertain tax positions related to prior periods, $1.7 million of return to provision and audit adjustments related to prior periods; $1.3 million of deferred tax rate adjustments; and $1.5 million of other adjustments.
Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 22.4%, 22.2%, and 22.4%, for 2022, 2021, and 2020, respectively, each of which is higher than the 21.0% U.S. federal corporate statutory rate due primarily to increases for state taxes and foreign withholding taxes, partially offset by benefits from the research and development credit and foreign taxes in jurisdictions which have tax rates lower than the U.S. federal corporate statutory rate.

Leverage Ratio

	Twelve Months Ended December 31,
	2022	2021	2020
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA:
Net income (loss) attributable to TransUnion	$269.5	$1,387.1	$343.2
Discontinued operations, net of tax	(17.4)	(1,031.7)	(49.8)
Income (loss) from continuing operations attributable to TransUnion	$252.1	$355.5	$293.4
Net interest expense	226.2	109.2	120.6
Provision (benefit) for income taxes	119.9	130.9	83.7
Depreciation and amortization	519.0	377.0	346.8
EBITDA	$1,117.3	$972.5	$844.5
Adjustments to EBITDA:
Stock-based compensation[1]	$81.1	$70.1	$45.9
Mergers and acquisitions, divestitures and business optimization[2]	50.7	52.6	8.5
Accelerated technology investment[3]	51.4	42.3	19.3
Net other[4]	46.1	19.4	35.5
Total adjustments to EBITDA	$229.3	$184.4	$109.1
Consolidated Adjusted EBITDA	1,346.5	1,156.9	953.6
Adjusted EBITDA for Pre-Acquisition Period[5]	6.4	145.4	—
Leverage Ratio Adjusted EBITDA	$1,352.9	$1,302.3	$953.6

Total debt	$5,670.1	$6,365.9	$3,454.2
Less: Cash and cash equivalents	585.3	1,842.4	492.7
Net Debt	$5,084.8	$4,523.5	$2,961.5

Ratio of Net Debt to Net income (loss) attributable to TransUnion	18.9	3.3	8.6
Leverage Ratio[6]	3.8	3.5	3.1
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Consisted of stock-based compensation and cash-settled stock-based compensation.
2.For the twelve months ended December 31, 2022, consisted of the following adjustments: $33.1 million of Neustar integration costs; $23.7 million of acquisition expenses; $4.6 million loss on the impairment of a Cost Method investment; $(6.8) million of reimbursements for transition services related to divested businesses, net of separation expenses; a $(3.4) million gain related to a government tax reimbursement from a recent business acquisition; and a $(0.6) million adjustment to the fair value of a put option liability related to a minority investment.
For the twelve months ended December 31, 2021, consisted of the following adjustments: $48.1 million of acquisition expenses; $9.1 million of Neustar integration costs; $8.4 million of adjustments to contingent consideration expense from previous acquisitions; a $1.1 million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; a $(12.5) million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a ($1.1) million reimbursement for transition services related to divested businesses, net of separation expenses; and a ($0.5) million gain on the sale of a Cost Method investment.
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
3.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
4.For the twelve months ended December 31, 2022, consisted of the following adjustments: $28.4 million for certain legal and regulatory expenses; $9.3 million of deferred loan fees written off as a result of the prepayments on our debt; a $6.3 million net loss from currency remeasurement of our foreign operations; $1.9 million of loan fees and of other.
For the twelve months ended December 31, 2021, consisted of the following adjustments: $17.9 million of deferred loan fees written off as a result of the prepayments on our debt; $1.2 million for certain legal and regulatory expenses; a ($3.5) million net recovery from a fraud incident that occurred in July 2019 in our Asia Pacific region; and a $3.7 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the twelve months ended December 31, 2020, consisted of the following adjustments: $34.7 million for certain legal and regulatory expenses; $0.9 million of deferred loan fees written off as a result of the prepayments on our debt; a $(1.5) million net recovery from a fraud incident that occurred in July 2019 in our Asia Pacific region; and $1.4 million net loss from currency remeasurement of our foreign operations, loan fees and other.
5.For years in which we made significant acquisitions, we have included a twelve-month period of adjusted EBITDA including Adjusted EBITDA for the period prior to our acquisition. The twelve months ended December 31, 2021 includes the eleven months of Adjusted EBITDA related to Neustar and Sontiq prior to our acquisitions in December 2021. The twelve months ended December 31, 2022 includes the three months of Adjusted EBITDA related to Argus prior to our acquisition in April 2022.
6.We define Leverage Ratio as net debt divided by Leverage Ratio Adjusted EBITDA as shown in the table above.
Our Leverage Ratio increased in 2022 compared with 2021 due primarily to the decrease in cash as a result of our acquisition of VF and the payment of taxes due on the gain on the divestiture of our Healthcare business, partially offset by proceeds received from the sale of the non-core VF businesses. Our Leverage Ratio increased in 2021 compared with 2020 due primarily to an increase in our net debt resulting from our acquisitions of Neustar and Sontiq.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our senior secured revolving line of credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends, and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the senior secured revolving line of credit will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends, and operating needs for the foreseeable future. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $585.3 million and $1,842.4 million at December 31, 2022 and 2021, respectively, of which $303.4 million and $205.0 million was held outside the United States in each respective period. As of December 31, 2022, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
On April 8, 2022, we completed our acquisition of VF and paid $505.7 million, net of adjustments, which was funded with cash-on-hand. On December 30, 2022, we completed the previously announced sale of the non-core businesses of VF. Upon the sale, we received total proceeds of $173.9 million, consisting of $103.6 million in cash, and a note receivable with a face value of $72.0 million and a fair value of $70.3 million. For additional information on this transaction, see Part II, Item 8, “Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions” and Note 3, “Discontinued Operations.”
In April 2022, we paid $355 million of taxes due on the gain on the divestiture of our Healthcare business funded with cash-on-hand.
Each year, the Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2022 and therefore no additional payment will be required in 2023. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about our debt.
In the year ended December 31, 2022, we prepaid $600.0 million towards our Senior Secured Term Loans, funded from our cash on hand.
The dividend rate was $0.105 per share in the third and fourth quarters of 2022, $0.095 per share per quarter from the second quarter 2021 to the second quarter 2022 and $0.075 per share per quarter in the first quarter 2021. During 2022, we paid total dividends of $77.8 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our board.
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
Sources and Uses of Cash

	Twelve months ended December 31,			Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Cash provided by operating activities	$297.2	$808.3	$787.6	$(511.1)	$20.7
Cash used in investing activities	(723.9)	(2,212.9)	(267.2)	1,489.0	(1,945.7)
Cash provided by (used in) financing activities	(820.5)	2,762.3	(296.9)	(3,582.8)	3,059.2
Effect of exchange rate changes on cash and cash equivalents	(9.9)	(8.0)	(4.4)	(1.9)	(3.6)
Net change in cash and cash equivalents	$(1,257.1)	$1,349.7	$219.1	$(2,606.8)	$1,130.6
Operating Activities
For 2022, the decrease in cash provided by continuing operations was due primarily to payments for taxes due on the gain on the divestiture of our Healthcare business made in 2022, an increase in interest expense and an increase in cash paid for accrued incentive and other compensation. For 2021, the increase in cash provided by operating activities was due primarily to an increase in operating performance and a decrease in interest expense, partially offset by an increase in working capital.
Investing Activities
For 2022, the decrease in cash used in investing activities was due primarily to 508.1 million of cash used for acquisitions in 2022 compared with $3,596.1 million in 2021, partially offset by $103.6 million of proceeds from the sale of discontinued operations in 2022 compared with $1,706.8 million in 2022 and an increase in capital expenditures. For 2021, the increase in cash used in investing activities was due primarily to the acquisitions of Neustar and Sontiq, various investments in nonconsolidated affiliates, and an increase in capital expenditures, partially offset by the proceeds from the sale of our Healthcare business.
Financing Activities
For 2022, the decrease in cash of financing activities was due primarily to net debt proceeds in 2021 to fund our acquisitions partially offset by an increase in debt prepayments in 2022. For 2021, the increase in cash provided by financing activities was due primarily to debt proceeds used to fund the Neustar and Sontiq acquisitions, partially offset by the repayment of the debt from a portion of the proceeds received from the sale of our Healthcare business and increased debt financing fees.
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
For 2022, cash paid for capital expenditures increased $74.0 million to $298.2 million. For 2021, cash paid for capital expenditures increased $18.6 million to $224.2 million.
Debt
Hedges
On November 16, 2022, we entered into new interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,320.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.4105% and 4.4465% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,584.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commences on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,100.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt, which is currently fixed at 2.702% and 2.706%. These agreements expired on December 30, 2022, and were previously designated as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of December 31, 2022, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt.”
Contractual Obligations
Refer to Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” Note 13, “Leases” and Note 21, “Commitments,” for information about our long-term debt obligations, noncancelable lease obligations, and noncancelable purchase obligations as of December 31, 2022.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” Note 1, “Significant Accounting and Reporting Policies,” for additional information about our significant accounting and reporting policies that require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. The following paragraphs describe the accounting policies that require significant judgment and estimates due to inherent uncertainty or complexity.
Goodwill
As of December 31, 2022, our consolidated balance sheet included goodwill of $5,551.4 million and we did not have any other indefinite-lived intangible assets. We conduct an impairment test in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired.
We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, we perform a quantitative impairment test for that reporting unit. We have the option to bypass the qualitative analysis for any reporting unit and proceed directly to performing a quantitative impairment test.

Our quantitative impairment test consists of a fair value calculation for each reporting unit that combines an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. The quantitative impairment test requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows of each reporting unit are based on historical experience and internal operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to each reporting unit. Market multiples are based on the Guideline Public Company Method using comparable publicly traded company multiples of EBITDA for a group of benchmark companies.
We believe the assumptions that we use in our qualitative and quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair values of our reporting units and, therefore, future impairment charges could be required, which could be material to the consolidated financial statements. In order to ensure the assumptions used in the analysis are reasonable, we reconcile the sum of the fair value of the reporting units to our market capitalization adjusted for an estimated control premium.
In 2022, we elected to bypass the qualitative goodwill impairment analysis, and instead performed a quantitative goodwill impairment test for all reporting units. For each of our reporting units, the fair value exceeded the carrying value and no impairment was recorded.
We engaged a third-party valuation specialist to assist in our analysis of the fair value of our reporting units. All judgments, significant assumptions and estimates, and forecasts were either provided by or reviewed by us. While we chose to utilize a third-party valuation specialist for assistance, the fair value analysis reflects the conclusions of management and not those of any third party. We believe the judgments and assumptions we have used are reasonable and consistent with assumptions that would be used by other marketplace participants.
For our United Kingdom reporting unit, we had $681.2 million of goodwill as of December 31, 2022. The calculated excess fair value over carrying value was less than 10% of its carrying value as of October 31, 2022, our annual assessment date. Therefore, we concluded no impairment existed for this reporting unit. The decrease in excess fair value in the current period compared with the prior period is a result of market conditions in the U.K., including public policy uncertainty, inflation, and currency pressure, which have decreased short-term demand for our products and services, increased risk-free rates, and decreased market multiples.
Significant assumptions for the United Kingdom reporting unit include estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples. The revenue growth rate assumptions used in our model reflect management’s best estimate of growth rates that incorporate identified growth initiatives consistent with historical growth strategies implemented in other international regions. EBITDA margin assumptions reflect expansion commensurate with forecasted revenue growth rates and are consistent with historical EBITDA margins realized in other reporting units operating in developed markets. Our estimates of future revenue growth rates and EBITDA margins for our United Kingdom reporting unit incorporate our current expectations of unfavorable U.K.-specific macroeconomic conditions, including the levels of interest rates, inflation, employment levels, consumer confidence and housing demand. If these unfavorable macroeconomic conditions persist longer than we currently expect, or are worse than we currently expect, our estimates of revenue growth rates and EBITDA margins would decline, which could lead to an impairment of goodwill in the United Kingdom reporting unit.
We performed a sensitivity assessment for the significant assumptions used with the goodwill impairment analysis for the United Kingdom reporting unit, holding all other assumptions constant: A hypothetical 70 basis point increase to the discount rate, holding all other assumptions constant, would result in the fair value determined by the income approach being less than the carrying value, triggering an impairment. As of December 31, 2022, given the decrease in risk-free interest rates, we estimate that the discount rate for the United Kingdom reporting unit has declined approximately 50 basis points compared with October 31, 2022, which would increase the fair value of the reporting unit. A hypothetical decrease in the average annual revenue growth rates from 7.6% to 6.2% over the entire forecast period, holding all other assumptions constant, would result in the fair value determined by the income approach being less than the carrying value, triggering an impairment. A hypothetical decrease in EBITDA margins of 340 basis points in each year over the entire forecast period, holding all other assumptions constant, would result in the fair value determined by the income approach being less than the carrying value, triggering an impairment. We will continue to monitor the assumptions used in our fair value analysis to determine if a triggering event has occurred that indicates an impairment is more likely than not for this reporting unit.

Business Acquisitions
On April 8, 2022, we completed our acquisition of VF for $505.7 million in cash. On December 1, 2021, we completed the acquisitions of Neustar and Sontiq for $3,100.1 million and $642.6 million, respectively, in cash.
The transactions were accounted for as business combinations under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination generally be recognized at their fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. The excess of the purchase prices over the fair values of the acquired net assets has been recorded as goodwill.
As of December 31, 2022, the valuation of the assets acquired and liabilities assumed is substantially complete, and we expect to complete this analysis within one year from the acquisition date. The purchase price for the VF acquisition has been finalized.
The purchase price and valuations of the assets acquired and liabilities assumed for the Neustar and Sontiq acquisitions have been finalized as of December 31, 2022.
In determining the fair value of the identifiable intangible assets, we utilized various forms of the income approach, depending on the asset being valued. The determination of fair values requires significant judgment related to cash flow forecasts, discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Other inputs included historical data, current and anticipated market conditions, and growth rates.
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
We engaged a third-party valuation specialist to assist in our analysis of the fair value of the acquired intangibles. All judgments, significant assumptions and estimates, and forecasts were either provided by or reviewed by us. While we chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party. We believe the judgments and assumptions we have used are reasonable and consistent with assumptions that would be used by other marketplace participants, however such assumptions are inherently uncertain. For the VF acquisition, a change in assumptions could change the estimated fair values of the intangible assets, which could have a material impact on our consolidated financial statements.
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

In view of the inherent unpredictability of legal and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of legal and regulatory matters or the eventual loss, fines or penalties, if any, that may result from such matters. We establish reserves for legal and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. However, for certain of the matters, we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. The actual costs of resolving legal and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. We accrue amounts for certain legal and regulatory matters for which losses were considered to be probable of occurring based on our best estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from our current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however we cannot estimate a range of the potential losses for these matters. Legal fees incurred in connection with ongoing legal and regulatory matters are considered a period cost and are expensed as incurred.
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in legal and regulatory matters and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us in the course of pending litigation except for the lawsuit filed by the CFPB referenced below, that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of December 31, 2022 and 2021, we accrued $125.0 million and $85.6 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
See Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 22, “Contingencies,” for further information.
Income Taxes
As of December 31, 2022, our consolidated balance sheet included non-current deferred tax liabilities of $762.0 million. Certain deferred tax assets, including net operating loss and foreign tax credit carryforwards, may be deducted from future taxable income in computing our federal income tax liability. Our deferred tax liability includes deferred tax assets and liabilities resulting from net operating loss and tax credit carryforwards, temporary differences, and unrecognized tax benefits for uncertain tax positions.
We have made certain judgments and estimates to determine various tax amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record. We have deferred tax assets related to loss and credit carryforwards of $179.2 million, net of valuation allowances of $98.9 million. Our estimate of the amount of the deferred tax asset we can realize requires significant assumptions about projected revenues and income that are impacted by future market and economic conditions. We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of senior secured term loans and a $300.0 million Senior Secured Revolving Line of Credit. Interest rates on these borrowings are based, at our election, on LIBOR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2022, essentially all of our outstanding debt was variable-rate debt. As of December 31, 2022, our variable-rate debt had a weighted-average interest rate of 6.35% and a weighted-average life of 4.41 years. During 2022, a 10% change in the average LIBOR rates utilized in the calculation of our actual interest expense would have increased our interest expense by $3.2 million for the year.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,320.0 million that amortizes each quarter. The new swaps require us to pay fixed rates varying between 4.4105% and 4.4465% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,584.0 million that amortizes each quarter. The tranche requires us to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commences on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,100.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
In 2022, revenue attributable to our International segment was $755.9 million, and Adjusted EBITDA attributable to our International segment was $329.3 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2022 would have changed our revenue by $75.6 million and our Adjusted EBITDA by $32.9 million. We derive an insignificant amount of international revenue and Adjusted EBITDA from our U.S. Markets and Consumer Interactive segments.

A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2022 realized foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TransUnion

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TransUnion and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”) from its assessment of internal control over financial reporting as of December 31, 2022, because they were acquired by the Company in a business combination during 2022. We have also excluded Argus from our audit of internal control over financial reporting. Argus is comprised of wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent less than 1% of total assets, and approximately 2% of total revenues, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Goodwill Impairment Assessment – United Kingdom Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5,551.4 million as of December 31, 2022, of which $681.2 million was allocated to the United Kingdom reporting unit. Management conducts an impairment test in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Management performed a quantitative impairment test for all reporting units. To determine the fair value of each reporting unit, management uses a combination of an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. For each reporting unit, management compares the fair value to its carrying value including goodwill. If the fair value of the reporting unit is less than its carrying value, management records an impairment charge based on that difference, up to the amount of goodwill recorded in that reporting unit. The quantitative impairment test requires the application of a number of significant assumptions by management, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the United Kingdom reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimates of future revenue growth rates, EBITDA margins, the discount rate, and market multiple; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the United Kingdom reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow method and guideline public company method; (iii) testing the completeness and accuracy of underlying data used in the valuation methods; and (iv) evaluating the significant assumptions used by management related to the estimates of future revenue growth rates, EBITDA margins, the discount rate, and market multiple. Evaluating management’s assumptions related to the estimates of future revenue growth rates and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the United Kingdom reporting unit; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow method and guideline public company method, and the discount rate and market multiple assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 14, 2023

We have served as the Company’s auditor since 2020.

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$585.3	$1,842.4
Trade accounts receivable, net of allowance of $11.0 and $10.7	602.2	558.0
Other current assets	262.7	231.6
Total current assets	1,450.2	2,632.0
Property, plant and equipment, net of accumulated depreciation and amortization of $711.3 and $625.4	218.2	247.7
Goodwill	5,551.4	5,525.7
Other intangibles, net of accumulated amortization of $2,268.6 and $1,908.9	3,675.5	3,770.6
Other assets	771.0	459.0
Total assets	$11,666.3	$12,635.0
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$250.4	$270.2
Short-term debt and current portion of long-term debt	114.6	114.6
Other current liabilities	540.5	972.2
Total current liabilities	905.5	1,357.0
Long-term debt	5,555.5	6,251.3
Deferred taxes	762.0	787.6
Other liabilities	173.9	232.9
Total liabilities	7,396.9	8,628.8
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2022 and December 31, 2021; 198.7 million and 197.4 million shares issued as of December 31, 2022 and December 31, 2021, respectively; and 192.7 million and 191.8 million shares outstanding as of December 31, 2022 and December 31, 2021, respectively	2.0	2.0
Additional paid-in capital	2,290.3	2,188.9
Treasury stock at cost; 6.0 million and 5.6 million shares at December 31, 2022 and December 31, 2021, respectively	(284.5)	(252.0)
Retained earnings	2,446.6	2,254.6
Accumulated other comprehensive loss	(284.5)	(285.4)
Total TransUnion stockholders’ equity	4,169.9	3,908.1
Noncontrolling interests	99.5	98.1
Total stockholders’ equity	4,269.4	4,006.2
Total liabilities and stockholders’ equity	$11,666.3	$12,635.0
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income
(in millions, except per share data)

	Twelve Months Ended December 31,
	2022	2021	2020
Revenue	$3,709.9	$2,960.2	$2,530.6
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	1,222.9	991.6	853.9
Selling, general and administrative	1,337.4	943.9	829.7
Depreciation and amortization	519.0	377.0	346.8
Total operating expenses	3,079.3	2,312.5	2,030.4
Operating income	630.5	647.7	500.3
Non-operating income and (expense)
Interest expense	(230.9)	(112.6)	(126.2)
Interest income	4.7	3.4	5.6
Earnings from equity method investments	13.0	12.0	8.9
Other income and (expense), net	(30.0)	(49.2)	0.9
Total non-operating income and (expense)	(243.3)	(146.3)	(110.8)
Income from continuing operations before income taxes	387.2	501.4	389.5
Provision for income taxes	(119.9)	(130.9)	(83.7)
Income from continuing operations	267.3	370.5	305.7
Discontinued operations, net of tax	17.4	1,031.7	49.8
Net income	284.7	1,402.2	355.6
Less: net income attributable to noncontrolling interests	(15.2)	(15.0)	(12.4)
Net income attributable to TransUnion	$269.5	$1,387.1	$343.2

Income from continuing operations	$267.3	$370.5	$305.7
Less: income from continuing operations attributable to noncontrolling interests	(15.2)	(15.0)	(12.4)
Income from continuing operations attributable to TransUnion	252.1	355.5	293.4
Discontinued operations, net of tax	17.4	1,031.7	49.8
Net income attributable to TransUnion	$269.5	$1,387.1	$343.2

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.31	$1.86	$1.54
Discontinued operations, net of tax	0.09	5.39	0.26
Net Income attributable to TransUnion	$1.40	$7.25	$1.81
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.31	$1.84	$1.53
Discontinued operations, net of tax	0.09	5.35	0.26
Net Income attributable to TransUnion	$1.40	$7.19	$1.79
Weighted-average shares outstanding:
Basic	192.5	191.4	189.9
Diluted	193.1	193.0	192.2
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31,
	2022	2021	2020
Net income	$284.7	$1,402.2	$355.6
Other comprehensive income:
Foreign currency translation:
Foreign currency translation adjustment	(195.7)	(66.4)	8.9
Benefit (provision) for income taxes	(0.7)	0.3	0.8
Foreign currency translation, net	(196.4)	(66.1)	9.7
Hedge instruments:
Net change on interest rate cap	—	—	4.1
Net change on interest rate swap	260.1	67.3	(43.5)
(Provision) benefit for income taxes	(64.9)	(16.8)	9.5
Hedge instruments, net	195.2	50.5	(29.9)
Available-for-sale securities:
Net unrealized gain (loss)	(0.3)	—	0.3
Benefit (provision) for income taxes	0.1	—	(0.1)
Available-for-sale securities, net	(0.2)	—	0.2
Total other comprehensive (loss) income, net of tax	(1.4)	(15.6)	(20.0)
Comprehensive income	283.3	1,386.6	335.6
Less: comprehensive income attributable to noncontrolling interests	(12.9)	(12.7)	(12.9)
Comprehensive income attributable to TransUnion	$270.4	$1,373.9	$322.7
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$284.7	$1,402.2	$355.6
Less: Discontinued operations, net of tax	17.4	1,031.7	49.8
Income from continuing operations	267.3	370.5	305.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	519.0	377.0	346.8
Loss on repayment of loans	9.4	17.9	0.4
Deferred taxes	(88.9)	(17.2)	(36.1)
Stock-based compensation	82.8	69.2	44.3
Other	22.6	(13.1)	8.1
Changes in assets and liabilities:
Trade accounts receivable	(37.5)	(36.2)	(15.6)
Other current and long-term assets	(17.7)	(20.9)	(3.5)
Trade accounts payable	(20.7)	45.7	18.1
Other current and long-term liabilities	(435.3)	(33.5)	48.1
Cash provided by operating activities of continuing operations	301.0	759.4	716.3
Cash (used in) provided by operating activities of discontinued operations	(3.8)	48.9	71.3
Cash provided by operating activities	297.2	808.3	787.6
Cash flows from investing activities:
Capital expenditures	(298.2)	(224.2)	(205.6)
Proceeds from sale/maturity of other investments	143.5	36.3	90.6
Purchases of other investments	(146.1)	(66.9)	(73.5)
Investments in consolidated affiliates, net of cash acquired	(508.1)	(3,596.1)	(57.9)
Investments in nonconsolidated affiliates and purchase of convertible notes	(16.2)	(75.4)	(8.6)
Proceeds from disposal of discontinued operations	103.6	1,706.8	1.6
Other	2.7	(1.1)	2.4
Cash used in investing activities of continuing operations	(718.8)	(2,220.6)	(251.0)
Cash (used in) provided by investing activities of discontinued operations	(5.1)	7.7	(16.2)
Cash used in investing activities	(723.9)	(2,212.9)	(267.2)
Cash flows from financing activities:
Proceeds from Term Loans	—	3,740.0	—
Repayments of Term Loans	—	(640.0)	—
Repayments of debt	(714.6)	(140.8)	(208.8)
Debt financing fees	—	(68.8)	—
Proceeds from issuance of common stock and exercise of stock options	18.7	21.9	22.9
Dividends to shareholders	(77.8)	(69.8)	(57.6)
Distributions to noncontrolling interests	(11.5)	(11.0)	(10.9)
Employee taxes paid on restricted stock units recorded as treasury stock	(32.5)	(36.8)	(36.1)
Payment of contingent consideration	(2.8)	(32.4)	(6.4)
Cash (used in) provided by financing activities of continuing operations	(820.5)	2,762.3	(296.9)
Effect of exchange rate changes on cash and cash equivalents	(9.9)	(8.0)	(4.4)
Net change in cash and cash equivalents	(1,257.1)	1,349.7	219.1
Cash and cash equivalents, beginning of period	1,842.4	492.7	273.6
Cash and cash equivalents, end of period	$585.3	$1,842.4	$492.7

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$312.3	$109.1	$120.0
Income taxes, net of refunds	$573.6	$181.2	$131.9
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2019	188.7	$1.9	$2,022.3	$(179.2)	$652.0	$(251.6)	$94.0	$2,339.4
Net income	—	—	—	—	343.2	—	12.4	355.6
Other comprehensive income (loss)	—	—	—	—	—	(20.5)	0.5	(20.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.9)	(10.9)
Noncontrolling interests of acquired businesses	—	—	(3.7)	—	—	—	0.3	(3.4)
Stock-based compensation	—	—	43.7	—	—	—	—	43.7
Employee share purchase plan	0.2	—	19.1	—	—	—	—	19.1
Exercise of stock options	0.9	0.1	6.7	—	—	—	—	6.8
Vesting of restricted stock units and performance stock units	1.1	—	—	—	—	—	—	—
Treasury stock purchased	(0.4)	—	—	(36.1)	—	—	—	(36.1)
Dividends to shareholders	—	—	—	—	(57.7)	—	—	(57.7)
Other	—	—	—	—	—	—	(0.4)	(0.4)
Balance, December 31, 2020	190.5	$2.0	$2,088.1	$(215.2)	$937.4	$(272.1)	$95.9	$2,636.1

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Net income	—	$—	$—	$—	$1,387.1	$—	$15.0	$1,402.2
Other comprehensive income	—	—	—	—	—	(13.3)	(2.3)	(15.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11.0)	(11.0)
Stock-based compensation	—	—	75.7	—	—	—	—	75.7
Employee share purchase plan	0.2	—	22.2	—	—	—	—	22.2
Exercise of stock options	0.3	—	2.9	—	—	—	—	2.9
Vesting of restricted stock units and performance stock units	1.2	—	—	—	—	—	—	—
Treasury stock purchased	(0.4)	—	—	(36.8)	—	—	—	(36.8)
Dividends to shareholders	—	—	—	—	(69.9)	—	—	(69.9)
Other	—	—	—	—	—	—	0.5	0.5
Balance, December 31, 2021	191.8	$2.0	$2,188.9	$(252.0)	$2,254.6	$(285.4)	$98.1	$4,006.2

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Net income	—	$—	$—	$—	$269.5	$—	$15.2	$284.7
Other comprehensive income (loss)	—	—	—	—	—	0.9	(2.3)	(1.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11.5)	(11.5)
Stock-based compensation	—	—	79.6	—	—	—	—	79.6
Employee share purchase plan	0.2	—	21.0	—	—	—	—	21.0
Exercise of stock options	0.1	—	0.8	—	—	—	—	0.8
Vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(32.5)	—	—	—	(32.5)
Dividends to shareholders	—	—	—	—	(77.5)	—	—	(77.5)
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2022, 2021 and 2020
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
Basis of Presentation
The accompanying consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods presented. All significant intercompany transactions and balances have been eliminated. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables. We have recast certain items, including the prior year’s revenue disaggregation disclosures in Note 20, “Reportable Segments,” to conform to the current year presentation.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions. Advertising costs, are expensed as incurred. Advertising costs, which include commissions we pay to our partners to promote our products online, for the years ended December 31, 2022, 2021 and 2020 were $87.7 million, $92.9 million and $89.8 million, respectively.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of an entity are included in the results of operations as incurred. The exchange rate losses for the years ended December 31, 2022, 2021 and 2020 were not material.
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
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Twelve months ended December 31,
	2022	2021	2020
Beginning Balance	$10.7	$17.1	$13.4
Provision for losses on trade accounts receivable	5.9	(2.6)	9.8
Write-offs, net of recovered accounts	(5.6)	(3.8)	(6.1)
Ending balance	$11.0	$10.7	$17.1
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

Impairment of Long-Lived Assets

We review long-lived asset groups that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. There were no significant impairment charges recorded during 2022, 2021 and 2020.
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
At December 31, 2022 and 2021, the Company’s marketable securities consisted of available-for-sale securities. The available-for-sale securities relate to foreign exchange-traded corporate bonds. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. We follow fair value guidance to measure the fair value of our financial assets as further described in Note 19, “Fair Value”.
We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income. There were no other-than-temporary impairments of marketable securities in 2022, 2021 or 2020.
Goodwill
Goodwill is allocated to our reporting units, which are an operating segment or one level below an operating segment. We have no indefinite-lived intangible assets other than goodwill. We conduct an impairment test in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired.
We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, we perform a quantitative impairment test for that reporting unit. We have the option to bypass the qualitative analysis for any reporting unit and proceed directly to performing a quantitative impairment test.
When we perform a quantitative impairment test, we use a combination of an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method, to determine the fair value of each reporting unit. For each reporting unit, we compare the fair value to its carrying value including goodwill. If the fair value of the reporting unit is less than its carrying value, we record an impairment charge based on that difference, up to the amount of goodwill recorded in that reporting unit.
The quantitative impairment test requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows of each reporting unit are based on historical experience and internal operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to each reporting unit. Market multiples are based on the guideline public company method using comparable publicly traded company multiples of EBITDA for a group of benchmark companies.
See Note 6, “Goodwill,” for additional information about our 2022 impairment analysis.
Benefit Plans
We maintain a 401(k) defined-contribution profit sharing plan for eligible employees. We provide a partial matching contribution and a discretionary contribution based on a fixed percentage of a participant’s eligible compensation. Contributions to this plan for the years ended December 31, 2022, 2021 and 2020 were $32.9 million, $34.5 million and $27.2 million, respectively.
Recently Adopted Accounting Pronouncements
There are no recent accounting pronouncements that have been adopted by TransUnion in 2022.
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
2022 Acquisitions
Verisk Financial Services
On April 8, 2022, we completed our acquisition of Verisk Financial Services (“VF”), the financial services business unit of Verisk Analytics, Inc. (“Verisk”). We acquired 100% of the outstanding equity interest of the entities that comprise VF for $505.7 million in cash, including a decrease of $2.3 million recorded subsequent to the acquisition date for certain customary purchase price adjustments. We have retained the leading core businesses of Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”), and identified several non-core businesses that we classified as held-for-sale as of the acquisition date that we have subsequently divested. See Note 3, “Discontinued Operations,” for a further discussion.
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
We engaged in business activities with VF prior to the acquisition that were not material. The results of operations of Argus subsequent to the acquisition date are included in the U.S. Markets segment, including revenue of $71.5 million and net income of $2.8 million in 2022. The pro forma effects of this acquisition are not significant to the Company's reported financial results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
Acquisition Costs
We recognized transaction costs related to the acquisition of $11.7 million for twelve months ended December 31, 2022, which we have recorded within other income and expense, net.
Purchase Price Allocation
The purchase price for this acquisition has been finalized. As of December 31, 2022, the valuation of the assets acquired and liabilities assumed is substantially complete, and we expect to complete this analysis within one year from the acquisition date.
The fair values assigned to assets acquired and liabilities assumed as of December 31, 2022, are based on management’s best estimates and assumptions as of the reporting date. The acquired assets and assumed liabilities, including the preliminary allocation of goodwill and intangible assets, are included in the U.S. Markets segment.
The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed as of April 8, 2022, the date of acquisition, inclusive of measurement period adjustments:

April 8, 2022
(in millions)	VF
Purchase price[1]:	$505.7

Assets acquired:
Cash and cash equivalents	$4.1
Trade accounts receivable	26.0
Other current assets	3.3
Current assets of discontinued operations	16.5
Right of use lease assets	6.6
Property, plant and equipment	2.1
Goodwill[1,2]	167.5
Other intangibles[1]	195.0
Other assets	29.0
Other assets of discontinued operations	126.9
Total assets acquired	$577.0

Liabilities assumed:
Trade accounts payable	$4.0
Other current liabilities	7.6
Current liabilities of discontinued operations	7.8
Deferred revenue	4.6
Lease liabilities	6.5
Deferred taxes[1]	40.2
Other liabilities	0.1
Other liabilities of discontinued operations	0.6
Total liabilities assumed	$71.4

Net assets acquired	$505.7
1.Since the date of acquisition, we decreased the purchase price for VF by $2.3 million to reflect the final purchase price adjustments. Additionally, we recorded other measurement period adjustments impacting intangibles, goodwill, and deferred taxes. The impact of these adjustments resulted in a decrease to other intangibles of $25.0 million, an increase to goodwill of $18.3 million, a decrease in deferred taxes of $4.5 million and other insignificant changes.
2.We estimate that $46.8 million of the goodwill, which originated from previous acquisitions of VF, is tax deductible.
2021 Acquisitions
Neustar
On December 1, 2021, we completed the acquisition of Neustar, Inc. (“Neustar”). We acquired 100% of the equity of Neustar for $3,100.1 million in cash, including final purchase price adjustments as set forth in the purchase agreement. The acquisition was funded primarily with the proceeds from the issuance of our Incremental Term B-6 Loan, which closed concurrently with the closing of the transaction. See Note 10, “Debt,” for additional information about our Incremental Term B-6 Loan. There was no contingent consideration resulting from this transaction.
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

We engaged in business activities with Neustar prior to the acquisition that were not material. The results of operations of Neustar subsequent to the acquisition date and the acquired assets and assumed liabilities are included in the U.S. Markets segment.
Sontiq
On December 1, 2021, we completed the acquisition of Sontiq, Inc. (“Sontiq”). We acquired 100% of the equity of Sontiq for $642.6 million in cash, including final purchase price adjustments as set forth in the purchase agreement. The acquisition was funded primarily with the proceeds from the issuance of our Second Lien Term Loan, which closed concurrently with the closing of the transaction. The Second Lien Term Loan was repaid in full prior to December 31, 2021.
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
The results of operations of Sontiq subsequent to the acquisition date are included within the Consumer Interactive segment, and together with the acquired assets and assumed liabilities, including the allocation of goodwill and intangible assets, are included in the Consumer Interactive segment. The pro forma effects of this acquisition are not significant to the Company's reported financial results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
Purchase Price Allocations
The purchase price and valuations of the assets acquired and liabilities assumed for the Neustar and Sontiq acquisitions have been finalized as of December 31, 2022. The table below summarizes the allocation of fair value of assets acquired and liabilities assumed, inclusive of measurement period adjustments:

	December 1, 2021
(in millions)	Neustar	Sontiq	Total
Purchase price[1]:	$3,100.1	$642.6	$3,742.7

Assets acquired:
Cash and cash equivalents	$122.7	$17.8	$140.4
Trade accounts receivable	118.7	10.0	128.7
Other current assets	24.6	1.6	26.2
Right of use lease assets	83.2	2.4	85.6
Property, plant and equipment[1]	42.1	1.8	43.9
Goodwill[1,2]	1,882.2	437.8	2,320.0
Other intangibles	1,510.0	237.2	1,747.2
Other assets	5.4	0.2	5.6
Total assets acquired	$3,788.9	$708.7	$4,497.6

Liabilities assumed:
Accounts payable	$29.1	$7.3	$36.4
Other current liabilities	154.7	4.8	159.6
Deferred revenue	49.3	19.1	68.5
Operating lease liabilities	87.8	2.4	90.1
Other liabilities	13.4	0.1	13.5
Deferred tax liabilities[1]	354.4	32.4	386.8
Total liabilities assumed	$688.8	$66.1	$754.9

Net assets acquired:	$3,100.1	$642.6	$3,742.7
1.During the twelve months ended December 31, 2022, the purchase price for Neustar was reduced by $6.5 million to reflect the final purchase price adjustments. Measurement period adjustments for Neustar included a decrease to goodwill of $18.1 million, a decrease in deferred tax liabilities of $10.7 million, and other insignificant changes. Purchase price adjustments for Sontiq were insignificant for the twelve months ended December 31, 2022. Measurement period adjustments in 2022 for Sontiq included a $7.9 million decrease in Goodwill, a $3.4 million decrease in property, plant and equipment, and a $11.8 million decrease in deferred income tax liabilities, and other insignificant changes.
2.For tax purposes, we estimate that $285.9 million of the goodwill, which originated from previous acquisitions of Neustar and Sontiq, is tax deductible.
Identifiable Intangible Assets and Goodwill
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and the weighted average amortization period as of the acquisition date:

	April 8, 2022		December 1, 2021
	Argus[1]		Neustar[1]		Sontiq[1]
(dollars in millions)	Preliminary Fair Value	Weighted-Average Amortization Period	Fair Value	Weighted-Average Amortization Period	Fair Value	Weighted-Average Amortization Period
Customer related assets	$171.0	18 years	$1,180.0	18 years	$183.3	17 years
Technology and software	22.0	7 years	320.0	10 years	49.7	10 years
Trade names and trademarks	2.0	1 year	10.0	1 year	1.5	1 year
Non-compete agreements	—	0	—	0	2.7	2 years
Total identifiable intangible assets	$195.0	16 years	$1,510.0	16 years	$237.2	15 years

(1)As of December 31, 2022, the valuation of intangible assets is substantially complete for Argus, and final for Neustar and Sontiq.
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
For Argus, we also identified another customer related asset that met the criteria to be recognized separately from the primary asset, which we valued using the lost income method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions include the expected length of time to recreate the customer relationships, EBITDA margins, and discount rates.
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
Goodwill

We recorded the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The purchase price of each acquisition exceeded the fair value of the net assets acquired due primarily to expected future revenue growth opportunities, synergies, operating efficiencies, and the assembled workforce. The acquisition of Argus provides proprietary competitive portfolio performance insights sourced from a consortium of financial institutions that, when combined with TransUnion’s authoritative datasets, is expected to allow us to better serve our customers by providing enhanced insights and solutions. The acquisition of Neustar is expected to accelerate growth through both material revenue synergies and increased participation in the fast-growing digital marketing and identity verification marketplaces. The acquisition of Sontiq is expected to result in a more comprehensive set of offerings which are expected to significantly increase growth opportunities for the Company.
Unaudited pro-forma financial information
The supplemental pro-forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of TransUnion and Neustar, assuming the transaction occurred on January 1, 2020. The pro-forma revenues and results of operations of Sontiq and Argus are not included because the impact on our consolidated financial statements is immaterial. The supplemental pro-forma financial information does not necessarily represent what the combined companies' revenue or results of operations would have been had the acquisition of Neustar been completed on January 1, 2020, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining TransUnion and Neustar.
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
Also, during the year ended December 31, 2021, TransUnion and Neustar incurred $29.7 million and $88.2 million of acquisition-related costs, respectively. These expenses are reflected in pro-forma net income from continuing operations attributable to TransUnion for the year ended December 31, 2020, in the table below and the acquisition related expenses incurred by TransUnion are included in other income (expense), net, in our consolidated statement of income for the year ended December 31, 2021.
There are no other material non-recurring pro-forma adjustments directly attributable to the Neustar acquisition included in the reported pro-forma revenue and pro-forma net income.

	(Unaudited)
	TransUnion and Neustar combined
	For the Year Ended
(in millions)	December 31, 2021	December 31, 2020
Pro-forma revenue	$3,493.2	$3,064.5
Pro-forma net income from continuing operations attributable to TransUnion	$247.6	$72.9
2020 Acquisitions
During 2020, we acquired 100% of the equity of Tru Optik Data Corp (“Tru Optik”) and Signal Digital, Inc. (“Signal”). The results of operations of Tru Optik and Signal, which are not material to our consolidated financial statements, have been included as part of our U.S. Markets reportable segment in our consolidated statements of income since the date of each of the acquisitions. During 2021, we finalized the purchase accounting for Tru Optik and Signal, with no material changes to our previous estimates.
3. Discontinued Operations
Non-core businesses from the VF acquisition
As discussed in Note 2, “Business Acquisitions,” on April 8, 2022, we completed the acquisition of VF, which included Argus and several non-core businesses that we classified as held-for-sale as of the acquisition date. We classified the results of operations of the non-core businesses as discontinued operations, net of tax, in the consolidated statements of income for the year ended December 31, 2022. In the fourth quarter, we classified additional assets of Argus as held-for-sale. On December

30, 2022, we divested the non-core businesses, including the assets we classified as held-for-sale in the fourth quarter. As we sold these businesses on December 30, 2022, there are no assets or liabilities of these businesses on our consolidated balance sheet as of December 31, 2022.
We received total proceeds of $173.9 million, consisting of $103.6 million in cash, and a note receivable with a face value of $72.0 million and a fair value of $70.3 million. The purchase price is subject to certain customary adjustments. We recognized a $7.5 million gain on the sale of these businesses, which is included in discontinued operations, net of tax.
Healthcare business
On December 17, 2021, we completed the sale of our Healthcare business for total consideration of $1,706.4 million in cash, including a $0.5 million true-up to our estimate of net working capital recorded in the twelve months ended December 31, 2022. The after-tax net proceeds were approximately $1.4 billion. The terms and conditions of the transaction are set forth in the Stock Purchase Agreement dated as of October 26, 2021, by and between Trans Union LLC and nThrive, Inc. (“nThrive”). We also entered into a transition services agreement (“TSA”) that requires Trans Union LLC to provide certain administrative and operational services to nThrive on a transitional basis for generally up to 24 months. This agreement is not material and does not confer upon us the ability to influence the operating or financial policies of nThrive subsequent to the closing date. Income generated from the services provided under the TSA has been recorded in other income and (expense), net in the consolidated statements of income.
As the transaction closed on December 17, 2021, there are no assets or liabilities of the Healthcare business on our consolidated balance sheet as of December 31, 2022 and December 31, 2021. We classified the results of operations of our Healthcare business as discontinued operations, net of tax, in our consolidated statements of income. We recognized gains on the sale of our Healthcare business within discontinued operations, net of tax, of $0.5 million and $982.5 million, in the consolidated statements of income for the twelve months ended December 31, 2022 and 2021, respectively, with respect to this sale.
Discontinued operations, net of tax
Discontinued operations, net of tax, for the twelve months ended December 31, 2022 as reflect in the table below is related to the non-core businesses of our VF acquisition, as well as an incremental gain on sale of discontinued operations resulting from the final net working capital adjustment related to our Healthcare business. The results reflected for the twelve months ended December 31, 2021 and December 31, 2020, are exclusively attributed to the Healthcare business that we disposed of in December 2021:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
Revenue	$36.7	$184.8	$185.9
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	11.7	65.6	66.5
Selling, general and administrative	14.9	39.1	30.6
Depreciation and amortization	—	16.5	21.1
Total operating expenses	26.6	121.2	118.2
Operating income of discontinued operations	10.1	63.6	67.7
Non-operating income and (expense)	(0.5)	1.9	(1.4)
Income before income taxes from discontinued operations	9.6	65.5	66.3
Provision for income taxes	(0.1)	(16.3)	(16.5)
Gain on sale of discontinued operations, net of tax	8.0	982.5	—
Discontinued operations, net of tax	$17.4	$1,031.7	$49.8

4. Other Current Assets
Other current assets consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Prepaid expenses	$145.1	$136.2
Contract assets (Note 15)	11.4	5.2
Marketable securities (Note 19)	2.6	3.1
Other	103.6	87.1
Total other current assets	$262.7	$231.6
Other includes other investments in non-negotiable certificates of deposit that are recorded at their carrying value which approximates fair value.
5. Property, Plant and Equipment
Property, plant and equipment, including those acquired by finance lease, consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Computer equipment and furniture	$555.7	$511.8
Purchased software	227.6	218.3
Building and building improvements	143.1	139.9
Land	3.2	3.2
Total cost of property, plant and equipment	929.6	873.1
Less: accumulated depreciation	(711.3)	(625.4)
Total property, plant and equipment, net of accumulated depreciation	$218.2	$247.7
Depreciation expense, including depreciation of assets recorded under finance leases, for the years ended December 31, 2022, 2021 and 2020, was $105.9 million, $98.8 million and $94.0 million, respectively.
6. Goodwill
Our reporting units consist of U.S. Markets, Consumer Interactive, and the geographic regions of the United Kingdom, Africa, Canada, Latin America, India, and Asia Pacific within our International reportable segment.
We perform our annual goodwill impairment tests as of October 31. In 2022, 2021 and 2020 we elected to bypass the qualitative goodwill impairment analysis, and instead performed a quantitative goodwill impairment test for all reporting units. We compared the fair value of each reporting unit to its carrying value including goodwill. For each of our reporting units, the fair value exceeded the carrying value and no impairment loss was recorded. For our United Kingdom reporting unit, we had $681.2 million of goodwill as of December 31, 2022. The calculated excess fair value over carrying value was less than 10% of its carrying value as of October 31, 2022, our annual assessment date. Therefore, we concluded no impairment existed for this reporting unit. As of December 31, 2022, there was no accumulated goodwill impairment loss for any reporting unit.

Goodwill allocated to our reportable segments as of December 31, 2022, and 2021, and the changes in the carrying amount of goodwill during the periods, consisted of the following:

(in millions)	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2020	$1,562.3	$1,423.1	$241.2	$3,226.6
2021 Acquisitions	1,900.2	—	445.8	2,346.0
Purchase accounting measurement period adjustments	(7.9)	—	—	(7.9)
Foreign exchange rate adjustment	—	(39.0)	—	(39.0)
Balance, December 31, 2021	$3,454.6	$1,384.1	$687.0	$5,525.7
2022 Acquisitions	167.5	—	—	167.5
Purchase accounting measurement period adjustments	(18.1)	—	(7.9)	(26.0)
Foreign exchange rate adjustment	(1.3)	(114.5)	—	(115.8)
Balance, December 31, 2022	$3,602.7	$1,269.6	$679.1	$5,551.4
7. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. Intangible assets consisted of the following:

	December 31, 2022			December 31, 2021
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,048.6	$(330.9)	$1,717.7	$1,918.1	$(225.3)	$1,692.8
Internal use software	1,959.8	(1,029.8)	930.0	1,765.9	(874.5)	891.4
Database and credit files	1,337.7	(725.6)	612.1	1,403.3	(655.0)	748.3
Trademarks, copyrights and patents	587.7	(173.2)	414.5	581.9	(146.7)	435.2
Noncompete and other agreements	10.5	(9.1)	1.4	10.3	(7.4)	2.9
Total intangible assets	$5,944.1	$(2,268.6)	$3,675.5	$5,679.5	$(1,908.9)	$3,770.6
Changes in the carrying amount of intangible assets between periods consisted of the following:

(in millions)	Gross	Accumulated Amortization	Net
Balance, December 31, 2021	$5,679.5	$(1,908.9)	$3,770.6
Business acquisitions	193.4	—	193.4
Developed internal use software	214.4	—	214.4
Amortization	—	(413.1)	(413.1)
Reclassified to assets-held-for-sale	(13.8)	—	(13.8)
Disposals	(15.9)	14.7	(1.2)
Foreign exchange rate adjustment	(113.5)	38.7	(74.8)
Balance, December 31, 2022	$5,944.1	$(2,268.6)	$3,675.5
All amortizable intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over their estimated useful lives. Database and credit files are generally amortized over a 12 to 15 year period. Internal use software is generally amortized over 3 to 10 year period. Customer relationships are amortized over a 10 to 20 year period. Trademarks primarily consist of the TransUnion trade name, which is being amortized over a 40 year useful life, and the remaining trademark assets are generally amortized over a shorter period based on their estimated useful life, which ranges between 1 and 20 years. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated useful lives. The weighted average lives of our intangibles is approximately 15 years.

Amortization expense related to intangible assets for the years ended December 31, 2022, 2021 and 2020, was $413.1 million, $278.2 million and $252.7 million, respectively. Estimated future amortization expense related to intangible assets at December 31, 2022, is as follows:

(in millions)	Annual Amortization Expense
2023	$417.8
2024	390.4
2025	369.3
2026	347.4
2027	288.6
Thereafter	1,862.0
Total future amortization expense	$3,675.5

8. Other Assets
Other assets consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Investments in affiliated companies (Note 9)	$265.9	$240.5
Right-of-use lease assets (Note 2 and 13)	127.4	145.1
Interest rate swaps (Notes 12 and 19)	237.7	12.1
Note Receivable (Note 3 and 19)	70.3	—
Deferred Income Tax Asset (Note 17)	8.2	10.0
Other	61.5	51.3
Total other assets	$771.0	$459.0
The increase in investments in affiliated companies was due primarily to a cost method investment acquired as part of our acquisition of Argus. The increase in the interest rate swaps asset was due primarily to changes in the forward LIBOR curve during the period. Note receivable relates to the sale of our discontinued operations businesses in December 2022.
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

Investments in affiliated companies consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Cost Method Investments	$213.1	$192.6
Equity Method investments	49.8	46.1
Limited Partnership investment	3.0	1.8
Total investments in affiliated companies (Note 8)	$265.9	$240.5
These balances are included in other assets in the consolidated balance sheets. During 2022, we acquired a Cost Method investment as part of our VF acquisition which has a carrying value of $25.1 million as of December 31, 2022. We also recorded an impairment of $4.8 million of another Cost Method Investment. During 2021, we recorded a $12.5 million gain on a Cost Method Investment resulting from an observable price change for a similar investment of the same issuer. During 2020, we recorded a $4.8 million impairment loss of a Cost Method investment, partially offset by a $2.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer. These gains and losses are included in other income and expense in the consolidated statements of income.
For one of these costs method investments, under the terms of the purchase agreement, there are call and put options associated with the investment that are exercisable in 2024 and 2025, subject to certain restrictions. The fair value of the call option is included in other assets on our balance sheet. The fair value of the put option is included in other liabilities on our balance sheet, and will be adjusted to fair value at each reporting date. See Note 11, “Other Liabilities,” and Note 19, “Fair Value,” for additional information about the contingent consideration and put option.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
Earnings from equity method investments (Note 20)	$13.0	$12.0	$8.9
Dividends received from equity method investments	11.6	11.0	8.2
10. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Accrued payroll and employee benefits	$208.5	$279.9
Accrued legal and regulatory matters (Note 22)	125.0	85.6
Deferred revenue (Note 15)	111.9	133.6
Operating lease liabilities (Note 13)	33.7	38.4
Income taxes payable (Note 3 and Note 17)	8.0	351.1
Contingent consideration (Note 19)	—	16.8
Other	53.5	66.8
Total other current liabilities	$540.5	$972.2
The decrease in accrued payroll and employee benefits is due primarily to lower accrued bonus payments in 2022 compared to 2021. The increase in accrued legal and regulatory was due primarily to an increase of our estimated liabilities for certain legal and regulatory matters. The decrease in income taxes payable was due primarily to the taxes due on the gain on the sale of our Healthcare business that were paid in 2022.

11. Other Liabilities
Other liabilities consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Operating lease liabilities (Note 13)	$102.0	$119.1
Unrecognized tax benefits, net of indirect tax effects (Note 17)	40.1	40.7
Put option (Note 9 and 19)	10.0	11.9
Deferred revenue (Note 15)	5.3	6.5
Interest rate swaps (Notes 12 and 19)	—	34.5
Other	16.5	20.2
Total other liabilities	$173.9	$232.9
The decrease in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.

12. Debt
Debt outstanding consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Senior Secured Term Loan B-6, payable in quarterly installments through December 1, 2028, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (6.63% at December 31, 2022, and 2.75% at December 31, 2021), net of original issue discount and deferred financing fees of $5.3 million and $29.9 million, respectively, at December 31, 2022, and original issue discount and deferred financing fees of $7.7 million and $43.1 million, respectively, at December 31, 2021	$2,433.7	$3,049.2
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (6.13% at December 31, 2022, and 1.85% at December 31, 2021), net of original issue discount and deferred financing fees of $2.5 million and $6.2 million, respectively, at December 31, 2022, and original issue discount and deferred financing fees of $3.2 million and $7.7 million, respectively, at December 31, 2021	2,203.3	2,227.1
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (6.13% at December 31, 2022 and 1.35% at December 31, 2021), net of original issue discount and deferred financing fees of $1.3 million and $0.8 million, respectively, at December 31, 2022, and original issue discount and deferred financing fees of $1.9 million and $1.2 million, respectively, at December 31,2021	1,033.0	1,089.4
Finance leases	0.1	0.2
Senior Secured Revolving Credit Facility	—	—
Total debt	5,670.1	6,365.9
Less short-term debt and current portion of long-term debt	(114.6)	(114.6)
Total long-term debt	$5,555.5	$6,251.3
Excluding any potential additional principal payments which may become due on the Senior Secured Credit Facility based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2022, were as follows:

(in millions)	December 31, 2022
2023	$114.6
2024	1,034.5
2025	57.0
2026	2,165.0
2027	31.0
Thereafter	2,314.0
Unamortized original issue discounts and deferred financing fees	(46.0)
Total debt	$5,670.1
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
During 2022 and 2021, we prepaid $600.0 million and $85.0 million, respectively, of our Senior Secured Term Loans, funded from our cash on hand. As a result of these prepayments, we expensed $9.3 million and $0.5 million, respectively, of the unamortized original issue discount and deferred fees to other income and expense in the consolidated statement of income.
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
As of December 31, 2022, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $0.1 million of outstanding letters of credit, and could have borrowed up to the remaining $299.9 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of December 31, 2022, we were in compliance with all debt covenants.
Interest Rate Hedging
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,320.0 million that amortizes each quarter. The new swaps require us to pay fixed rates varying between 4.4105% and 4.4465% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.

On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,584.0 million that amortizes each quarter. The tranche requires us to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commences on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,100.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fixed our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt at 2.702% and 2.706%. These swap agreements expired on December 30, 2022.
On December 18, 2015, we entered into interest rate cap agreements with various counterparties that effectively capped our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt at 0.75% beginning June 30, 2016. These cap agreements expired on June 30, 2020, and were previously designated as cash flow hedges.
The change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The net change in the fair value of the swaps resulted in an unrealized gain of $260.1 million ($195.2 million, net of tax), an unrealized gain of $67.3 million ($50.5 million, net of tax), and an unrealized loss of $43.5 million ($32.7 million, net of tax) for the years ended December 31, 2022, 2021 and 2020, respectively, recorded in other comprehensive income. Interest income on the swaps in the twelve months ended December 31, 2022 was $8.3 million ($6.2 million, net of tax). Interest expense on the swaps in the twelve months ended December 31, 2021 and 2020 was $41.8 million ($31.4 million, net of tax) and $32.3 million ($23.3 million, net of tax), respectively. We expect to recognize a loss of approximately $102.4 million as interest expense due to our expectation that LIBOR will exceed the fixed rates of interest over the next twelve months.
Fair Value of Debt
As of December 31, 2022 and 2021, the fair value of our Senior Secured Term Loan B-6, excluding original issue discounts and deferred fees, was approximately $2,450.5 million and $3,096.1 million, respectively. As of December 31, 2022 and 2021, the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees, was approximately $2,184.4 million and $2,217.0 million, respectively. As of December 31, 2022 and 2021, the fair value of our variable-rate Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees was approximately $1,026.6 million and $1,076.1 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
13. Leases
As a result of our acquisition of Argus, we acquired additional leases in 2022. Our lease obligations consist of operating leases for office space and data centers and a small number of finance leases for equipment. Our operating leases have remaining lease terms of up to 10.2 years. As of December 31, 2022 and 2021 the weighted-average remaining lease terms were 6.4 years and 6.6 years, respectively. We have options to extend many of our operating leases for an additional period of time and options to terminate several of our operating leases early. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if we are reasonably certain to exercise the option, periods covered by an option to terminate the lease if we are reasonably certain not to exercise the option, and periods covered by an option to extend or not to terminate the lease in which the exercise of the option is controlled by the lessor.
On the commencement date of an operating lease, we record a right-of-use asset (“ROU asset”), which represents our right to use or control the use of the specified asset for the lease term, and an offsetting lease liability, which represents our obligation to make lease payments arising from the lease, based on the present value of the net fixed future lease payments due over the initial lease term. We use an estimate of the incremental borrowing rate for similarly rated debt issuers, at the inception of the lease or when the lease is assumed, as the discount rate to determine the present value of the net fixed future lease payments, except for leases where the interest rate implicit in the lease is readily determinable. As of December 31, 2022 and 2021, the weighted-average discount rate at lease inception used to calculate the present value of the fixed future lease payments were 4.2% and 4.1%, respectively.

Lease accounting guidance under Accounting Standards Codification 842 Leases (“ASC 842”) requires us to expense the net fixed payments of operating leases on a straight-line basis over the lease term. ASC 842 requires us to include any built up deferred or prepaid rent balance resulting from the difference between the straight-line expense and the cash payments as a component of our ROU asset. Also included in our ROU asset is any monthly prepayment of rent. Our rent expense is typically due on the first day of each month, and we typically pay rent several weeks before it is due, so at any given month end, we will have a prepaid rent balance that is included as a component of our ROU asset.
Our operating leases principally involve office space with fixed monthly lease payments that may also contain variable non-lease components consisting of common area maintenance, operating expenses, insurance and similar costs of the space that we occupy. We have adopted the practical expedient to not separate these non-lease components from the lease components and instead account for them as a single lease component for all of our leases. This practical expedient allows us to allocate the fixed lease components and the variable non-lease components based on the contractually stated amounts, with the fixed lease components included in our ROU assets and lease liability values. The variable payments are not included within the operating lease ROU assets or lease liabilities and are expensed in the period in which they are incurred.
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
For the years ended December 31, 2022, 2021, 2020 our operating lease costs, including fixed, variable and short-term lease costs, were $44.5 million, $30.4 million, $33.4 million, respectively. Cash paid for operating leases are included in operating cash flows, and were $36.5 million, $30.9 million, and $34.2 million, for the years ended December 31, 2022, 2021, and 2020, respectively. Our finance lease amortization expense, interest expense, and cash paid were not significant for the reported periods.
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
Future fixed payments for non-cancelable operating leases and finance leases in effect as of December 31, 2022, are payable as follows:

(in millions)	Operating Leases	Finance Leases	Total
2023	$38.2	$0.1	$38.3
2024	29.4	—	29.4
2025	19.9	—	19.9
2026	15.6	—	15.6
2027	12.0	—	12.0
Thereafter	39.6	—	39.6
Less imputed interest	(19.0)	—	(19.0)
Totals	$135.7	$0.1	$135.8

14. Stockholders’ Equity
The dividend rate was $0.105 per share in the third and fourth quarters of 2022, $0.095 per share per quarter from the second quarter 2021 to the second quarter 2022 and $0.075 per share per quarter from the first quarter 2020 to the first quarter 2021.
During 2022, 2021 and 2020, we paid dividends of $77.8 million, $69.8 million and $57.6 million, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
During 2022, 2021 and 2020, 0.8 million, 1.2 million and 1.1 million outstanding employee restricted stock units vested and became taxable to the employees. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement. During 2022, 2021 and 2020 we remitted cash to the respective governmental agencies equivalent to the value of the shares employees used to satisfy their withholding obligations of $32.5 million, $36.8 million and $36.1 million, respectively.
Preferred Stock
As of December 31, 2022 and 2021, we had 100.0 million shares of preferred stock authorized and no preferred stock issued or outstanding.
15. Revenue
We have contracts with two general groups of performance obligations, Stand Ready Performance Obligations and Other Performance Obligations. Our Stand Ready Performance Obligations include obligations to stand ready to provide data, process transactions, access our databases, software-as-a-service and direct-to-consumer products, provide rights to use our intellectual property and other services. Our Other Performance Obligations include the sale of certain batch data sets and various professional and other services.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of December 31, 2022 and 2021.
As our contracts with customers generally have a duration of one year or less, our contract liabilities consist of deferred revenue that is primarily short-term in nature. Contract liabilities include current and long-term deferred revenue that is included in other current liabilities and other liabilities. We expect to recognize the December 31, 2022, current deferred revenue balance as revenue during 2023. The majority of our long-term deferred revenue, which is not material, is expected to be recognized in less than two years.
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. There is one material fixed fee contract with a duration of more than one year, and for this contract, we expect to recognize revenue of approximately $117.0 million over the next two years and $78.0 million thereafter.
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
As of December 31, 2022, 2021, and 2020 there were less than 1.0 million anti-dilutive weighted stock-based awards outstanding. As of December 31, 2022, 2021, and 2020, there were 0.2 million, 0.1 million and 1.3 million, respectively, of contingently issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Twelve Months Ended December 31,
(in millions, except per share data)	2022	2021	2020
Income from continuing operations	$267.3	$370.5	$305.7
Less: income from continuing operations attributable to noncontrolling interests	(15.2)	(15.0)	(12.4)
Income from continuing operations attributable to TransUnion	$252.1	$355.5	$293.4
Discontinued operations, net of tax	17.4	1,031.7	49.8
Net income attributable to TransUnion	$269.5	$1,387.1	$343.2

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.31	$1.86	$1.54
Discontinued operations, net of tax	0.09	5.39	0.26
Net Income attributable to TransUnion	$1.40	$7.25	$1.81

Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$1.31	$1.84	$1.53
Discontinued operations, net of tax	0.09	5.35	0.26
Net Income attributable to TransUnion	$1.40	$7.19	$1.79

Weighted-average shares outstanding:
Basic	192.5	191.4	189.9
Dilutive impact of stock based awards	0.7	1.6	2.3
Diluted	193.1	193.0	192.2

17. Income Taxes
The provision for income taxes consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
Federal
Current	$102.7	$62.0	$55.9
Deferred	(55.9)	(9.3)	(8.0)
State
Current	28.8	18.8	11.6
Deferred	(14.6)	—	(4.4)
Foreign
Current	77.3	67.3	52.4
Deferred	(18.4)	(7.9)	(23.7)
Provision for income taxes	$119.9	$130.9	$83.7

The components of income before income taxes consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
Domestic	$155.7	$318.3	$258.5
Foreign	231.5	183.1	131.0
Income from continuing operations before income taxes	$387.2	$501.4	$389.5

The effective income tax rate reconciliation consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2022		2021		2020
Income taxes at statutory rate	$81.3	21.0%	$105.3	21.0%	$81.8	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	8.1	2.1%	15.5	3.1%	8.4	2.2%
Foreign rate differential	(4.6)	(1.2)%	(6.8)	(1.3)%	(9.4)	(2.4)%
Excess tax benefits on stock-based compensation	(5.0)	(1.3)%	(10.8)	(2.2)%	(25.3)	(6.5)%
Foreign tax law changes	(0.1)	—%	22.7	4.5%	(0.1)	—%
Uncertain tax positions	5.7	1.5%	4.6	0.9%	8.3	2.1%
Valuation allowances	18.3	4.7%	(5.0)	(1.0)%	8.3	2.1%
Foreign withholding taxes	9.6	2.5%	6.5	1.3%	5.2	1.3%
U.S. Federal tax on foreign earnings	(1.4)	(0.4)%	(15.1)	(3.0)%	4.9	1.2%
U.S. Federal R&D tax credit	(9.7)	(2.5)%	(6.4)	(1.3)%	(4.4)	(1.1)%
Nondeductible expenses	14.0	3.6%	20.0	4.0%	2.6	0.7%
Other	3.7	1.0%	0.4	0.1%	3.3	0.9%
Total	$119.9	31.0%	$130.9	26.1%	$83.7	21.5%
For 2022, we reported a 31.0% effective tax rate, which is higher than the 21.0% U.S. federal corporate statutory rate due primarily to increases in valuation allowances on foreign tax credit carryforwards, nondeductible expenses in connection with certain legal and regulatory matters and executive compensation limitations, and other rate-impacting items, partially offset by benefits from the research and development credit and excess tax benefits on stock-based compensation.
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
Components of net deferred income tax consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Deferred income tax assets:
Compensation	$19.5	$16.8
Employee benefits	25.5	22.5
Legal reserves and settlements	10.7	13.2
Hedge investments	—	5.6
Loss and tax credit carryforwards	179.2	169.0
Leases	38.4	41.5
Section 174 R&D Expense	37.7	—
Other	36.7	38.4
Gross deferred income tax assets	$347.7	$307.0
Valuation allowance	(98.9)	(70.8)
Total deferred income tax assets, net	$248.8	$236.2

Deferred income tax liabilities:
Depreciation and amortization	(874.9)	(947.5)
Right of use asset	(36.0)	(38.9)
Taxes on unremitted foreign earnings	(14.6)	(10.0)
Financing related costs	—	(0.5)
Investment in affiliated companies	(7.3)	(8.9)
Hedge investments	(59.3)	—
Other	(10.5)	(8.1)
Total deferred income tax liability	(1,002.6)	(1,013.9)
Net deferred income tax liability	$(753.8)	$(777.8)
Deferred tax assets and liabilities result from temporary differences between tax and accounting methods. Our balance sheet includes a deferred tax asset of $8.2 million and $10.0 million at December 31, 2022 and 2021, respectively, which is included in other assets.
If certain deferred tax assets are not likely recoverable in future years a valuation allowance is recorded. As of December 31, 2022 and 2021, a valuation allowance of $98.9 million and $70.8 million, respectively, reduced deferred tax assets related to worldwide net operating losses and tax credit carryforwards. Our estimate of the amount of the deferred tax asset we can realize requires significant assumptions about projected revenues and income that are impacted by future market and economic conditions. Our carryforwards will expire as follows: U.S. federal net operating loss carryforwards over one year to an indefinite number of years, foreign loss carryforwards over one year to an indefinite number of years, foreign tax credit carryforwards over ten years, interest expense carryforwards over an indefinite number of years, state net operating loss carryforwards over one year to an indefinite number of years and state tax credit carryforwards over one year to an indefinite number of years. As of December 31, 2022, the deferred tax assets associated with U.S. foreign tax credit carryforwards and U.S. federal net operating loss carryforwards were $63.4 million and $7.3 million, respectively. Deferred tax assets associated with foreign net operating loss carryforwards and foreign interest expense carryforwards were $28.8 million and $41.1 million, respectively. Deferred tax assets associated with U.S. federal and state interest expense carryforwards is $17.6 million. Deferred tax assets associated with other loss and tax credit carryforwards were not significant.
The total amount of gross unrecognized tax benefits as of December 31, 2022, 2021 and 2020 are $45.1 million, $45.8 million and $36.9 million, respectively. The amounts that would affect the effective tax rate if recognized are $30.5 million, $28.3 million and $18.5 million, respectively.
The total amount of gross unrecognized tax benefits consisted of the following:

(in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Balance as of beginning of period	$45.8	$36.9	$32.8
Increase (Decrease) in tax positions due to acquisition	(0.1)	5.3	—
Increase in tax positions of prior years	0.3	5.6	6.2
Decrease in tax positions of prior years	(3.7)	(4.5)	(3.6)
Increase in tax positions of current year	3.2	2.8	1.6
Reductions relating to settlement and lapse of statute	(0.4)	(0.4)	—
Balance as of end of period	$45.1	$45.8	$36.9
We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $10.1 million, $7.6 million and $4.8 million, respectively, for the years ended December 31, 2022, 2021 and 2020.
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

18. Stock-Based Compensation
For the years ended December 31, 2022, 2021 and 2020, we recognized stock-based compensation expense of $81.1 million, $70.1 million and $45.9 million, respectively, with related income tax benefits of approximately $13.5 million, $10.0 million and $8.4 million, respectively. Stock-based compensation expense for cash-settleable awards was a benefit of $1.7 million in 2022 and an expense of $0.9 million and $1.6 million in 2021 and 2020, respectively.
Under the TransUnion Holding Company, Inc. 2012 Management Equity Plan (the “2012 Plan”), stock-based awards could be issued to executive officers, employees and independent directors of the Company. A total of 10.1 million shares were authorized for grant under the 2012 Plan. Effective upon the closing of our initial public offering, the Company’s board of directors and its stockholders adopted the TransUnion 2015 Omnibus Incentive Plan, which has since been amended and restated (the “2015 Plan”), and no more shares can be issued under the 2012 Plan. During 2020, we increased the authorized shares available under the 2015 plan to a total of 12.4 million shares. The 2015 Plan provides for the granting of stock options, restricted stock awards and restricted stock units to key employees, directors or other persons having a service relationship with the Company and its affiliates. As of December 31, 2022, there were approximately 2.3 million of unvested awards outstanding and approximately 5.0 million of awards have vested under the 2015 Plan.
Effective upon the closing of the initial public offering, the Company’s board of directors and its stockholders adopted the TransUnion 2015 Employee Stock Purchase Plan, which has since been amended and restated (the “ESPP”). A total of 2.4 million shares have been authorized to be issued under the ESPP. The ESPP provides certain employees of the Company with an opportunity to purchase the Company’s common stock at a discount. As of December 31, 2022, the Company has issued approximately 1.3 million shares of common stock under the ESPP.
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
Service condition options were valued using the Black-Scholes valuation model and vest over a 5 year service period, with 20% generally vesting one year after the grant date, and 5% vesting each quarter thereafter. Compensation costs for the service condition options are recognized on a straight-line basis over the requisite service period for the entire award. Market condition options were valued using a risk-neutral Monte Carlo valuation model, with assumptions similar to those used to value the service condition options, and vest over a 5 year service period now that the market conditions have been satisfied. There were no stock options granted during 2022, 2021, and 2020.
Stock option activity as of December 31, 2022 and 2021, and for the year ended December 31, 2022, consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	242,534	$8.05	1.5	$26.8
Granted	—	—
Exercised	(140,236)	6.10
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2022	102,298	10.71	1.3	$4.7

Expected to vest as of December 31, 2022	—	$—	0.0	$—
Exercisable as of December 31, 2022	102,298	$10.71	1.3	$4.7
As of December 31, 2022, there was no stock-based compensation expense remaining to be recognized in future years related to options. During 2022, cash received from the exercise of stock options was $0.8 million and the tax benefit realized from the exercise of stock options was $2.7 million.

The intrinsic value of options exercised and the fair value of options vested for the periods presented are as follows:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
Intrinsic value of options exercised	$10.9	$31.4	$71.1
Total fair value of options vested	$0.6	$1.7	$4.5
2015 Plan
Restricted Stock Units
During 2022, 2021 and 2020, restricted stock units were granted under the 2015 Plan. Restricted stock units issued to date generally consist of: 50% service-based restricted stock units that vest based on passage of time and 50% performance-based awards consisting of performance-based restricted stock units that vest based on the passage of time, subject to meeting certain 3-year cumulative revenue and Adjusted EBITDA targets, and market-based restricted stock units that vest based on the passage of time, subject to meeting certain relative total stockholder return (“TSR”) targets. For the performance awards, including the market-based performance awards, between zero and 200% of the units granted may eventually vest, based upon the final cumulative revenue and Adjusted EBITDA and TSR achievement relative to the targets over the 3-year measurement period. Restricted stock units granted prior to February 2022 generally vest 3 years from the grant date, subject to meeting any performance and market conditions. For restricted stock units granted in 2022, the service-based awards vest over 3.5 years, and the performance-based awards generally vest over 3 years, subject to meeting any performance and market conditions. We occasionally issue off-cycle or special grants that could have different performance measurements and vesting terms.
Service-based and performance-based restricted stock units are valued on the award grant date at the closing market price of our stock. Market-based awards are valued using a risk-neutral Monte-Carlo model, with assumptions similar to those used to value the 2012 Plan market-condition options, based on conditions that existed on the grant date of the award.
Restricted stock unit activity as of December 31, 2022 and 2021, and for the year ended December 31, 2022, consisted of the following:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	2,005,065	$90.79	1.0	$237.8
Granted	1,507,472	90.97
Vested	(972,892)	78.13
Forfeited	(218,934)	94.96
Outstanding as of December 31, 2022	2,320,711	$94.73	1.3	$131.7

Expected to vest as of December 31, 2022	1,920,050	$91.75	1.2	$109.0
The fair value and intrinsic value of restricted stock units that vested during the year ended December 31, 2022 was $76.0 million and $90.3 million, respectively. As of December 31, 2022, stock-based compensation expense remaining to be recognized in future years related to restricted stock units that we currently expect to vest was $120.6 million, with weighted-average recognition periods of 2.0 years. During 2022, the tax benefit realized from vested restricted stock units was $14.2 million.

19. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Note 8 and 12)	$237.7	$—	$237.7	$—
Note Receivable (Note 2 and 8)	70.3	—	70.3	—
Available-for-sale debt securities (Note 4)	2.6	—	2.6	—
Total	$310.6	$—	$310.6	$—

Liabilities
Put option on Cost Method Investment (Note 9 and 11)	$10.0	$—	$—	$10.0
Total	$10.0	$—	$—	$10.0
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Note 8 and 12)	$12.1	$—	$12.1	$—
Available-for-sale debt securities (Note 4)	3.1	—	3.1	—
Total	$15.2	$—	$15.2	$—

Liabilities
Interest rate swaps (Note 11 and 12)	$34.5	$—	$34.5	$—
Put option on Cost Method Investment (Note 9 and 11)	11.9	—	—	11.9
Contingent consideration (Note 9 and 10)	16.8	—	—	16.8
Total	$63.2	$—	$34.5	$28.7
Level 2 instruments consist of foreign exchange-traded corporate bonds, interest rate swaps and note receivable. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 12, “Debt,” there are two tranches of interest rate swaps that we entered into in 2020. In December 2022, we sold the non-core businesses of our VF acquisition. A portion of the consideration was in the form of a $72.0 million note receivable. The note receivable accrues interest semiannually at a per annum rate of 10.6% and is payable at maturity. The note matures on June 30, 2025, subject to an option of the note issuer to extend the maturity date for two successive terms of three months each, at an increased rate of interest at each extension. The note was recorded at fair value of $70.3 million using an income approach for fixed income securities, where contractual cash flows were discounted to present value at a risk-adjusted rate of return in a lattice model framework. The fair value of the note will be determined period to period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk, and issuer-specific credit risk.
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
During 2022, we paid $14.8 million of contingent consideration obligation related to the Cost Method investment. We also recorded a $0.8 million measurement period adjustment related to the Neustar contingent consideration obligation and paid $2.8 million to fully settle the obligation. During 2021, we also adjusted the carrying value of the 2020 obligations to their fair values, with an offset to selling, general and administrative expenses, and paid $41.2 million to the sellers to settle these obligations in full and have no further obligations related to the 2020 contingent consideration obligations. In addition, during

2021, we assumed a contingent consideration obligation of $2.0 million when we acquired Neustar, and recorded a $14.8 million contingent consideration obligation related to a cost method investment we made in 2021, with no material changes to the fair value of either of these obligations in 2021.
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
Since the acquisition of Neustar, Inc. (“Neustar”) on December 1, 2021, we have reflected all Neustar revenue in the Emerging Verticals within our U.S. Markets segment. Beginning in the fourth quarter 2022, we integrated the Neustar sales team into our legacy vertically-aligned sales teams, and a portion of the Neustar revenue is now included in the Financial Services vertical. We have recast the revenue reported for each vertical in U.S. Markets in the historical periods to be consistent with the fourth quarter 2022 presentation, which provides comparability among the periods. This recast has no net impact on our overall financial statements in 2022.
We report disaggregated revenue of our U.S. Markets segment for Financial Services and Emerging Verticals.
•Financial Services: The Financial Services vertical consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions. All of the revenue from our Argus acquisition and a portion of the revenue from our Neustar acquisition is included in Financial Services.
•Emerging Verticals: Emerging Verticals include Technology, Commerce & Communications, Insurance, Media, Services and Collections, Tenant and Employment, and Public Sector. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions. A portion of the revenue from our Neustar acquisition is included in Emerging Verticals.

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
Selected segment financial information and disaggregated revenue consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
Gross Revenue:
U.S. Markets:
Financial Services	$1,255.1	$1,090.0	$939.6
Emerging Verticals	1,192.1	701.0	571.1
Total U.S. Markets	2,447.3	1,791.0	1,510.7

International:
Canada	128.2	126.9	108.0
Latin America	112.9	103.2	86.5
United Kingdom	203.0	216.5	183.1
Africa	61.7	59.5	49.0
India	174.2	133.1	100.0
Asia Pacific	75.9	62.7	56.2
Total International	755.9	701.9	582.7

Total Consumer Interactive	585.3	545.8	513.1

Total revenue, gross	$3,788.4	$3,038.7	$2,606.5

Intersegment revenue eliminations:
U.S. Markets	$(71.5)	$(70.5)	$(68.9)
International	(6.0)	(5.9)	(5.2)
Consumer Interactive	(1.1)	(2.0)	(1.7)
Total intersegment eliminations	(78.6)	(78.4)	(75.9)
Total revenue as reported	$3,709.9	$2,960.2	$2,530.6

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
U.S. Markets Adjusted EBITDA	$870.6	$715.6	$593.9
International Adjusted EBITDA	329.3	300.1	219.8
Consumer Interactive Adjusted EBITDA	282.3	263.1	247.6
Total	$1,482.3	$1,278.8	$1,061.2
Adjustments to reconcile to income from continuing operations before income taxes:
Corporate expenses[1]	(135.7)	(121.9)	(107.6)
Net interest expense	(226.2)	(109.2)	(120.6)
Depreciation and amortization	(519.0)	(377.0)	(346.8)
Stock-based compensation[2]	(81.1)	(70.1)	(45.9)
Mergers and acquisitions, divestitures and business optimization[3]	(50.7)	(52.6)	(8.5)
Accelerated technology investment[4]	(51.4)	(42.3)	(19.3)
Net other[5]	(46.1)	(19.4)	(35.5)
Net income attributable to non-controlling interests	15.2	15.0	12.4
Total adjustments	$(1,095.1)	$(777.4)	$(671.8)
Income from continuing operations before income taxes	$387.2	$501.4	$389.5
1.Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
2.Consisted of stock-based compensation and cash-settled stock-based compensation.
3.For the twelve months ended December 31, 2022, $(33.1) million of Neustar integration costs; $(23.7) million of acquisition expenses; $(4.6) million loss on the impairment of a Cost Method investment; $6.8 million of reimbursements for transition services related to divested businesses, net of separation expenses; a $3.4 million gain related to a government tax reimbursement from a recent business acquisition; and a $0.6 million adjustment to the fair value of a put option liability related to a minority investment.
For the twelve months ended December 31, 2021, consisted of the following adjustments: $(48.1) million of acquisition expenses; $(9.1) million of Neustar integration costs; $(8.4) million of adjustments to contingent consideration expense from previous acquisitions; a $(1.1) million gain reduction to notes receivable that were converted into equity upon acquisition and consolidation of an entity; a $12.5 million gain on a Cost Method investment resulting from an observable price change for a similar investment of the same issuer; a $1.1 million reimbursement for transition services related to divested businesses, net of separation expenses; and a $0.5 million gain on the sale of a Cost Method investment.
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
4. Represents expenses associated with our accelerated technology investment to migrate to the cloud.
5. For the twelve months ended December 31, 2022, $(28.4) million for certain legal and regulatory expenses; $(9.3) million of deferred loan fees written off as a result of the prepayments on our debt; and a $(6.3) million net loss from currency remeasurement of our foreign operations; ($1.9) million of loan fees and other.
For the twelve months ended December 31, 2021, consisted of the following adjustments: $(17.9) million of deferred loan fees written off as a result of the prepayments on our debt; $(1.2) million in certain legal and regulatory expenses; a $3.5 million net recovery from a fraud incident that occurred in July 2019 in our Asia Pacific region; and a $(3.7) million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the twelve months ended December 31, 2020, consisted of the following adjustments: $(34.7) million for certain legal expenses; $(0.9) million of deferred loan fees written off as a result of the prepayments on our debt; a

$1.5 million net recovery from a fraud incident that occurred in July 2019 in our Asia Pacific region; and a $(1.4) million net loss from currency remeasurement of our foreign operations, loan fees and other.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
U.S. Markets	$1.0	$2.4	$2.6
International	12.0	9.6	6.4
Total	$13.0	$12.0	$8.9
Total assets, by segment, consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
U.S. Markets	$7,180.9	$6,934.8
International	2,675.7	2,921.2
Consumer Interactive	1,202.9	1,222.3
Total segment assets	$11,059.5	$11,078.2
Corporate [1]	606.8	1,556.8
Total assets	$11,666.3	$12,635.0
1 At December 31, 2021 our Corporate assets included proceeds from the disposal of our Healthcare business.
Cash paid for capital expenditures, by segment, was as follows:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
U.S. Markets	$181.0	$145.3	$119.1
International	97.5	65.1	68.2
Consumer Interactive	17.7	11.8	12.8
Corporate	2.0	2.0	5.5
Total	$298.2	$224.2	$205.6
Depreciation and amortization expense by segment was as follows:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
U.S. Markets	$352.5	$222.0	$205.8
International	126.9	132.4	120.6
Consumer Interactive	34.8	16.8	14.6
Corporate	4.9	5.7	5.7
Total	$519.0	$377.0	$346.8

Percentage of revenue based on where it was earned, was as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
Domestic	80%	76%	77%
International	20%	24%	23%

Percentage of long-lived assets, other than intangibles, financial assets, and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	As of December 31,
	2022	2021
Domestic	78%	82%
International	22%	18%
21. Commitments
Future minimum payments for noncancelable operating leases, purchase obligations and other liabilities in effect as of December 31, 2022, are payable as follows:

(in millions)	Operating Leases	Purchase Obligations and Other	Total
2023	$38.2	$150.3	$188.5
2024	29.4	88.6	118.0
2025	19.9	59.4	79.3
2026	15.6	29.7	45.3
2027	12.0	20.4	32.4
Thereafter	39.6	0.9	40.5
Totals	$154.7	$349.3	$504.0
Purchase obligations and other excludes trade accounts payable that are included in our balance sheet as of December 31, 2022. Purchase obligations and other include commitments for outsourcing services, royalties, data licenses, and maintenance and other operating expenses.
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
In view of the inherent unpredictability of legal and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of legal and regulatory matters or the eventual loss, fines or penalties, if any, that may result from such matters. We establish reserves for legal and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. However, for certain of the matters, we are not able to reasonably estimate our exposure because damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v)

there are legal issues of a first impression being presented. The actual costs of resolving legal and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. We accrue amounts for certain legal and regulatory matters for which losses were considered to be probable of occurring based on our best estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from our current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however we cannot estimate a range of the potential losses for these matters. Legal fees incurred in connection with ongoing legal and regulatory matters are considered a period cost and are expensed as incurred.
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in legal and regulatory matters and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us in the course of pending litigation except for the lawsuit filed by the CFPB referenced below, that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of December 31, 2022 and 2021, we accrued $125.0 million and $85.6 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
Ramirez v. Trans Union LLC
In Ramirez v. Trans Union LLC (“Ramirez”) filed in 2012, the plaintiff alleged that we willfully violated the Fair Credit Reporting Act (“FCRA”) by continuing to offer the OFAC Alert service. In July 2014, the trial Court in Ramirez certified a class of 8,185 individuals solely for purposes of statutory damages if TransUnion was ultimately found to have willfully violated the FCRA.
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
On January 24, 2022, we reached a tentative class settlement with the plaintiffs, which required court approval. Accordingly, we revised the amount of the probable loss that we previously estimated, resulting in a reduction of our estimated liability and partially offsetting insurance receivable, and a corresponding net reduction recorded in selling, general and administrative expense for the year-end December 31, 2021.
On December 19, 2022, the court entered final approval of the class settlement and we paid the settlement amount to the plaintiffs on January 20, 2023, resulting in a full resolution of this matter.
CFPB Matters
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Consumer Financial Protection Bureau (“CFPB”), informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleged that we failed to comply with and timely implement a Consent Order issued by the CFPB in January 2017 (the “Consent Order”), and further alleged additional violations related to Consumer Interactive’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of Consumer Interactive, John Danaher, in the United States District Court for the Northern District of Illinois seeking restitution, civil money penalties, and injunctive relief, among other remedies, and alleging that the TU Entities violated the Consent Order, engaged in deceptive acts and practices in marketing the TransUnion Credit Monitoring product, failed to obtain signed written authorizations from consumers before debiting their bank accounts for the TransUnion Credit Monitoring product and diverted consumers from their free annual file disclosure into paid subscription products. The CFPB further alleges that Mr. Danaher violated the Consent Order and that we and Trans Union LLC provided substantial assistance to TransUnion Interactive, Inc. in violating the Consent Order and the law. We continue to believe that our marketing practices are lawful and appropriate and that we have been, and remain, in compliance with the Consent Order, and we will vigorously defend against allegations to the contrary in such proceedings. On July 8, 2022, the TU Entities and Mr. Danaher each filed a motion to dismiss the lawsuit. The motions to dismiss were denied on November 18, 2022; active litigation on this matter has begun.
As of December 31, 2022, we have an accrued liability of $56.0 million, compared with $26.5 million as of December 31, 2021, in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter.
In March 2022, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our tenant and employment screening business, TransUnion Rental Screening Solutions, Inc. (“TURSS”). The NORA letter alleges that Trans Union LLC and TURSS violated the Fair Credit Reporting Act by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. On July 27, 2022, the CFPB’s Enforcement Division advised us that it had obtained authority to pursue an enforcement action jointly with the FTC. We are currently engaged in active settlement discussions with the CFPB and the FTC regarding this matter. If our ongoing discussions do not result in a negotiated resolution, we expect that the CFPB and the FTC will pursue litigation against Trans Union LLC and TURSS seeking redress, civil monetary penalties and injunctive relief. We continue to believe that our acts and practices are lawful and we intend to vigorously defend against any allegations to the contrary in such proceedings. We cannot provide assurance that the CFPB and the FTC will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome of any such action. As of December 31, 2022, we have recorded an accrued liability for an immaterial amount in connection with this matter. There is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time.
In June 2022, the CFPB informed Trans Union LLC that it intended to issue a NORA letter following an investigation relating to potential violations of law in connection with the placement and lifting of security freezes resulting from certain system issues. In August 2022, the TransUnion Entities received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us. We are continuing to cooperate in the CFPB’s investigation of this matter. We have corrected associated system issues and have processes in place to monitor and address issues going forward. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome, which could have a material adverse effect on our results of operations and financial condition. As of December 31, 2022, we are not able to reasonably estimate our potential loss or range of loss related to this matter.
Department of Justice Matter
We are cooperating with an inquiry originating from the civil division of the United States Attorney’s Office for the Eastern District of Virginia related to Argus’s use of certain data it collected under certain government contracts. We acquired Argus in connection with our acquisition of VF in April 2022. This matter pertains to alleged conduct that commenced before we acquired Argus. This matter has expanded into a formal investigation, and we are cooperating with Verisk Analytics, Inc. to respond to the Department of Justice’s investigation. We cannot predict the timing, outcome, or potential impact of this matter, financial or otherwise. Under the stock purchase agreement Trans Union LLC entered into with Verisk Analytics, Inc. (the “Seller”) pursuant to which we acquired VF, including Argus, the Seller agreed to indemnify us for certain losses with respect to this matter, including all losses directly resulting from any settlement agreement in connection with this matter, including civil monetary penalties, remediation costs and fees and expenses.

23. Accumulated Other Comprehensive Loss
The following table sets forth the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(214.6)	$(37.2)	$0.2	$(251.6)
Change	9.2	(29.9)	0.2	(20.5)
Balance, December 31, 2020	$(205.4)	$(67.1)	$0.4	$(272.1)
Change	(63.8)	50.5	—	(13.3)
Balance, December 31, 2021	$(269.2)	$(16.6)	$0.4	$(285.4)
Change	(194.3)	195.2	(0.2)	0.9
Balance, December 31, 2022	$(463.5)	$178.6	$0.2	$(284.5)

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
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”), which we acquired in a business combination during 2022, and which is included in the 2022 consolidated financial statements of TransUnion from the date of acquisition. As of December 31, 2022, total assets of Argus represented less than 1%, of TransUnion’s consolidated total assets. Total revenues attributable to Argus represented approximately 2% of TransUnion’s consolidated total revenue for the year ended December 31, 2022.
Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control—Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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

Based on our assessment, management has concluded that, as of December 31, 2022, TransUnion’s internal control over financial reporting was effective based on those criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2022, as stated in their report which is included in this Annual Report on Form 10-K.
Changes in internal control over financial reporting
During the quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on May 4, 2023, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2022.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on May 4, 2023, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on May 4, 2023, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on May 4, 2023, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on May 4, 2023, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2022.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents Filed as a Part of This Report:
(1)Financial Statements. The following financial statements are included in Item 8 of Part II:
◦Consolidated Balance Sheets—December 31, 2022 and 2021;
◦Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020;
◦Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020;
◦Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020;
◦Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020; and
◦Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules.
◦Schedule I - Condensed Financial Information of TransUnion as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020 and the accompanying notes; and
◦Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020.
Schedules I and II are filed as part of this Report and are set forth immediately following the signature page.
(3)The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December, 31, 2022, or incorporated herein by reference.

Exhibit No.	Exhibit Name

2.1††	Securities Purchase Agreement, dated as of September 11, 2021, by and between Trans Union LLC and Aerial Investors LLC (Incorporated by reference to Exhibit 2.1 to TransUnion’s Current Report on Form 8-K filed on September 13, 2021).

2.2††	Stock Purchase Agreement, dated as of October 26, 2021, by and between Trans Union LLC and nThrive, Inc. (Incorporated by reference to Exhibit 2.2 to TransUnion’s Annual Report on Form 10-K filed on February 22, 2022).

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed on May 18, 2020).

3.2	Fourth Amended and Restated Bylaws of TransUnion (Amended as of November 18, 2022) (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed on November 23, 2022).

4.1	Form of Stock Certificate for Common Stock (Incorporated by reference to Exhibit 4.6 to TransUnion’s Amendment No. 3 to Registration Statement on Form S-1 filed on June 15, 2015).

4.2	Description of TransUnion’s securities (Incorporated by reference to Exhibit 4.2 to TransUnion’s Annual Report on Form 10-K filed on February 16, 2021).

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

10.6	Amendment No. 18 to Credit Agreement, dated as of December 10, 2019, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A. RBC Capital Markets, Wells Fargo Securities LLC and JP Morgan Chase Bank, N.A. as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto (Incorporated by reference to Exhibit 10.6 to TransUnion’s Annual Report on Form 10-K filed on February 18, 2020).

10.7	Amendment No. 19 to Credit Agreement, dated as of December 1, 2021, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., Bank of America, N.A., Capital One, N.A., JP Morgan Chase Bank, N.A., Royal Bank of Canada as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto. (Incorporated by reference to Exhibit 10.7 to TransUnion’s Annual Report on Form 10-K filed on February 22, 2022).

10.8
Second Lien Credit Agreement, dated as of December 1, 2021, by and among TransUnion Intermediate Holdings, Inc., Trans Union LLC, the Guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, each of the other Lenders party thereto, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.8 to TransUnion’s Annual Report on Form 10-K filed on February 22, 2022).

10.9†	TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012) (Incorporated by reference to Exhibit 10.1 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.10†	TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement (Effective April 30, 2012) (Incorporated by reference to Exhibit 10.2 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.11†	Amendment No. 1 to TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement, dated as of January 1, 2016 (Incorporated by reference to Exhibit 10.7 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.12	Form of Director Indemnification Agreement for directors of TransUnion (Incorporated by reference to Exhibit 10.6 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.13†	Employment Agreement with James M. Peck, President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012 (Incorporated by reference to Exhibit 10.15 to TransUnion’s and TransUnion Intermediate Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.14†	Letter Agreement between TransUnion and Reed Elsevier with respect to the employment of James M. Peck as the President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012 (Incorporated by reference to Exhibit 10.16 to TransUnion’s and TransUnion Intermediate Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.15†	Employment Agreement, dated as of November 13, 2018, by and between TransUnion and Christopher A. Cartwright (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on November 14, 2018).

10.16†	Employment Agreement, dated as of November 13, 2018, by and between TransUnion and James M. Peck (Incorporated by reference to Exhibit 10.2 to TransUnion’s Current Report on Form 8-K filed on November 14, 2018).

10.17†	Retirement and Transition Agreement, dated as of April 1, 2021, by and between TransUnion and John Danaher (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on April 7, 2021).

10.18†	Retirement and Transition Agreement, dated as of August 12, 2021, by and between TransUnion and David Neenan (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on August 13, 2021).

10.19†	Employment Agreement, dated as of August 12, 2021 by and among TransUnion, Trans Union of Canada, Inc. and Todd Skinner (Incorporated by reference to Exhibit 10.2 to TransUnion’s Quarterly Report on Form 10-Q filed on October 26, 2021).

10.20†	Form of TransUnion Executive Severance and Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q filed on October 26, 2021).

10.21†	Amended and Restated TransUnion 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on May 18, 2020).

10.22†	TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock Units (U.S. Employees). (Incorporated by reference to Exhibit 10.22 to TransUnion’s Annual Report on Form 10-K filed on February 22, 2022).

10.23†	TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Performance Share Units (U.S. Employees). (Incorporated by reference to Exhibit 10.23 to TransUnion’s Annual Report on Form 10-K filed on February 22, 2022).

10.24†	TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock (Outside Directors) (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.25†	TransUnion 2015 Employee Stock Purchase Plan, as Amended and Restated, Effective November 6, 2018 (Incorporated by reference to Exhibit 10.24 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.26	Consent Order Issued by the United States Consumer Financial Protection Bureau on January 3, 2017, Administrative Proceeding - File No. 2017-CFPB-0002, In the Matter of: TransUnion Interactive, Inc., Trans Union LLC and TransUnion (Incorporated by reference to Exhibit 10.25 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2016).

21**	Subsidiaries of TransUnion.

23.1**	Consent of PricewaterhouseCoopers LLP.

24**	Power of Attorney - TransUnion (included on the signature page of this Form 10-K).

31.1**	Certification of Principal Executive Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

(4)Valuation and qualifying accounts.
(b)Exhibits. See Item 15(a)(3).
(c)Financial Statement Schedules. See Item 15(a)(2).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2023.

Signature	Title

/s/ Christopher A. Cartwright	President and Chief Executive Officer, Director
Christopher A. Cartwright	(Principal Executive Officer)

/s/ Todd M. Cello	Executive Vice President and Chief Financial Officer
Todd M. Cello	(Principal Financial Officer)

/s/ Jennifer A. Williams	Senior Vice President and Chief Accounting Officer
Jennifer A. Williams	(Principal Accounting Officer)

/s/ George M. Awad	Director
George M. Awad

/s/ William P. (Billy) Bosworth	Director
William P. (Billy) Bosworth
/s/ Suzanne P. Clark	Director
Suzanne P. Clark

/s/ Hamidou Dia	Director
Hamidou Dia

/s/ Russell P. Fradin	Director
Russell P. Fradin

/s/ Charles E. Gottdiener	Director
Charles E. Gottdiener

/s/ Pamela A. Joseph	Director
Pamela A. Joseph

/s/ Thomas L. Monahan, III	Director
Thomas L. Monahan, III

/s/ Andrew Prozes	Director
Andrew Prozes

/s/ Ravi Kumar Singisetti	Director
Ravi Kumar Singisetti

/s/ Linda K. Zukauckas	Director
Linda K. Zukauckas

Schedule I—Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Balance Sheet
(in millions, except per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Other current assets	$—	$0.4
Total current assets	—	0.4
Investment in TransUnion Intermediate Holdings, Inc.	4,587.0	4,217.6
Other assets	6.0	6.1
Total assets	$4,593.0	$4,224.1
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.1	$0.3
Due to TransUnion Intermediate Holdings, Inc.	419.6	312.0
Other current liabilities	1.2	1.3
Total current liabilities	420.9	313.6
Other liabilities	2.2	2.4
Total liabilities	423.1	316.0
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2022 and December 31, 2021; 198.7 million and 197.4 million shares issued as of December 31, 2022 and December 31, 2021, respectively; and 192.7 million and 191.8 million shares outstanding as of December 31, 2022 and December 31, 2021, respectively	2.0	2.0
Additional paid-in capital	2,290.3	2,188.9
Treasury stock at cost; 6.0 million and 5.6 million shares at December 31, 2022 and December 31, 2021, respectively	(284.5)	(252.0)
Retained earnings	2,446.6	2,254.6
Accumulated other comprehensive loss	(284.5)	(285.4)
Total stockholders’ equity	4,169.9	3,908.1
Total liabilities and stockholders’ equity	$4,593.0	$4,224.1
 See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statement of Income
(in millions)

	Twelve Months Ended December 31,
	2022	2021	2020
Revenue	$—	$—	$—
Operating expenses
Selling, general and administrative	3.5	3.5	3.1
Total operating expenses	3.5	3.5	3.1
Operating loss	(3.5)	(3.5)	(3.1)
Non-operating income and expense
Equity Income from TransUnion Intermediate Holdings, Inc.	272.3	1,388.6	345.0
Other income and (expense), net	—	—	0.2
Total non-operating income and expense	272.3	1,388.6	345.2
Income from continuing operations before income taxes	268.8	1,385.1	342.1
Benefit for income taxes	0.7	2.0	1.1
Net income	$269.5	$1,387.1	$343.2
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statements of Comprehensive Income
(in millions)

	Twelve Months Ended December 31,
	2022	2021	2020
Net income	$269.5	$1,387.1	$343.2
Other comprehensive income:
Foreign currency translation of TransUnion Intermediate Holdings, Inc.:
Foreign currency translation adjustment	(193.4)	(64.1)	8.4
Benefit (provision) for income taxes	(0.7)	0.3	0.8
Foreign currency translation, net	(194.1)	(63.8)	9.2
Hedge instruments of TransUnion Intermediate Intermediate Holdings, Inc.:
Net change on interest rate cap	—	—	4.1
Net change on interest rate swap	260.1	67.3	(43.5)
(Provision) benefit for income taxes	(64.9)	(16.8)	9.5
Hedge instruments, net	195.2	50.5	(29.9)
Available-for-sale securities of TransUnion Intermediate Holdings, Inc.:
Net unrealized gain (loss)	(0.3)	—	0.3
Benefit (provision) for income taxes	0.1	—	(0.1)
Available-for-sale securities, net	(0.2)	—	0.2
Total other comprehensive (loss) income, net of tax	0.9	(13.3)	(20.5)
Comprehensive income attributable to TransUnion	$270.4	$1,373.8	$322.7
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
 Parent Company Only
Statement of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2022	2021	2020
Cash provided by operating activities	$91.6	$84.7	$70.8
Cash used in investing activities		—	—
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	18.7	21.9	22.9
Dividends to shareholders	(77.8)	(69.8)	(57.6)
Treasury stock purchased	(32.5)	(36.8)	(36.1)
Cash used in financing activities	(91.6)	(84.7)	(70.8)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
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
Note 3. Dividends to Stockholders
The dividend rate was $0.105 per share in the third and fourth quarters of 2022, $0.095 per share per quarter from the second quarter 2021 to the second quarter 2022 and $0.075 per share per quarter from the first quarter 2020 to the first quarter 2021. During 2022, 2021 and 2020, we paid dividends of $77.8 million, $69.8 million and $57.6 million, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.

Schedule II—Valuation and Qualifying Accounts
TRANSUNION

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for deferred tax assets:
Year ended December 31,
2022	$70.8	$21.8	$9.7	$(3.4)	$98.9
2021	$65.7	$3.8	$14.4	$(13.1)	$70.8
2020	$53.3	$12.6	$3.7	$(3.8)	$65.7
As a result of displaying amounts in millions, rounding differences may exist in the table above.