Form 10-Q
period 2023-03-31
TransUnion
filed 2023-04-25
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of March 31, 2023, there were 193.2 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$439.0	$585.3
Trade accounts receivable, net of allowance of $11.2 and $11.0	652.6	602.2
Other current assets	289.5	262.7
Total current assets	1,381.1	1,450.2
Property, plant and equipment, net of accumulated depreciation and amortization of $736.9 and $711.3	209.5	218.2
Goodwill	5,569.8	5,551.4
Other intangibles, net of accumulated amortization of $2,380.1 and $2,268.6	3,636.7	3,675.5
Other assets	766.0	771.0
Total assets	$11,563.1	$11,666.3
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$298.4	$250.4
Short-term debt and current portion of long-term debt	114.6	114.6
Other current liabilities	465.3	540.5
Total current liabilities	878.4	905.5
Long-term debt	5,455.0	5,555.5
Deferred taxes	726.7	762.0
Other liabilities	171.4	173.9
Total liabilities	7,231.6	7,396.9
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2023 and December 31, 2022, 199.2 million and 198.7 million shares issued at March 31, 2023 and December 31, 2022, respectively, and 193.2 million shares and 192.7 million shares outstanding as of March 31, 2023 and December 31, 2022, respectively	2.0	2.0
Additional paid-in capital	2,322.3	2,290.3
Treasury stock at cost; 6.0 million and 6.0 million shares at March 31, 2023 and December 31, 2022, respectively	(292.1)	(284.5)
Retained earnings	2,478.4	2,446.6
Accumulated other comprehensive loss	(282.2)	(284.5)
Total TransUnion stockholders’ equity	4,228.3	4,169.9
Noncontrolling interests	103.2	99.5
Total stockholders’ equity	4,331.5	4,269.4
Total liabilities and stockholders’ equity	$11,563.1	$11,666.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$940.3	$921.3
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	324.9	298.0
Selling, general and administrative	340.5	359.5
Depreciation and amortization	129.7	128.8
Total operating expenses	795.1	786.3
Operating income	145.2	135.0
Non-operating income and (expense)
Interest expense	(71.8)	(50.2)
Interest income	5.8	0.7
Earnings from equity method investments	3.1	3.0
Other income and (expense), net	(6.8)	(11.8)
Total non-operating income and (expense)	(69.6)	(58.3)
Income from continuing operations before income taxes	75.6	76.7
Provision for income taxes	(18.6)	(24.4)
Income from continuing operations	57.0	52.3
Discontinued operations, net of tax	(0.1)	(0.4)
Net income	56.9	52.0
Less: net income attributable to the noncontrolling interests	(4.3)	(3.7)
Net income attributable to TransUnion	$52.6	$48.3

Income from continuing operations	$57.0	$52.3
Less: income from continuing operations attributable to noncontrolling interests	(4.3)	(3.7)
Income from continuing operations attributable to TransUnion	52.7	48.7
Discontinued operations, net of tax	(0.1)	(0.4)
Net income attributable to TransUnion	$52.6	$48.3

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.27	$0.25
Discontinued operations, net of tax	—	—
Net Income attributable to TransUnion	$0.27	$0.25
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.27	$0.25
Discontinued operations, net of tax	—	—
Net Income attributable to TransUnion	$0.27	$0.25
Weighted-average shares outstanding:
Basic	193.0	192.1
Diluted	193.9	193.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$56.9	$52.0
Other comprehensive (loss) income:
Foreign currency translation:
Foreign currency translation adjustment	38.0	(6.7)
Provision for income taxes	(0.7)	—
Foreign currency translation, net	37.3	(6.7)
Hedge instruments:
Net change on interest rate swap	(47.4)	143.1
Benefit (Provision) for income taxes	11.8	(35.8)
Hedge instruments, net	(35.6)	107.3
Total other comprehensive income, net of tax	1.7	100.6
Comprehensive income	58.6	152.6
Less: comprehensive income attributable to noncontrolling interests	(3.7)	(3.7)
Comprehensive income attributable to TransUnion	$54.9	$148.9
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$56.9	$52.0
Less: Discontinued operations, net of tax	(0.1)	(0.4)
Income from continuing operations	57.0	52.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.7	128.8
Loss on repayment of loans	1.0	6.5
Deferred taxes	(27.4)	(4.5)
Stock-based compensation	22.1	20.9
Other	(0.1)	2.8
Changes in assets and liabilities:
Trade accounts receivable	(56.7)	(32.6)
Other current and long-term assets	(12.2)	(36.1)
Trade accounts payable	44.9	(10.3)
Other current and long-term liabilities	(80.9)	(116.2)
Cash provided by operating activities of continuing operations	77.4	11.6
Cash used in operating activities of discontinued operations	—	(0.4)
Cash provided by operating activities	77.4	11.2
Cash flows from investing activities:
Capital expenditures	(66.5)	(58.6)
Proceeds from sale/maturities of other investments	17.5	37.1
Purchases of other investments	(23.1)	(53.0)
Investments in nonconsolidated affiliates	(31.9)	(14.8)
Other	0.4	(1.7)
Cash used in investing activities of continuing operations	(103.6)	(91.0)
Cash flows from financing activities:
Repayments of debt	(103.6)	(428.6)
Proceeds from issuance of common stock and exercise of stock options	9.8	8.7
Dividends to shareholders	(20.6)	(19.0)
Employee taxes paid on restricted stock units recorded as treasury stock	(7.6)	(28.7)
Cash used in financing activities of continuing operations	(122.0)	(467.6)
Effect of exchange rate changes on cash and cash equivalents	1.9	1.8
Net change in cash and cash equivalents	(146.3)	(545.6)
Cash and cash equivalents, beginning of period	585.3	1,842.4
Cash and cash equivalents, end of period	$439.0	$1,296.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	191.8	$2.0	$2,188.9	$(252.0)	$2,254.6	$(285.4)	$98.1	$4,006.2
Net income	—	—	—	—	48.3	—	3.7	52.0
Other comprehensive income (loss)	—	—	—	—	—	100.7	(0.1)	100.6
Stock-based compensation	—	—	20.1	—	—	—	—	20.1
Employee share purchase plan	0.1	—	10.0	—	—	—	—	10.0
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units and performance stocks	0.8	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.7)	—	—	—	(28.7)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Balance, March 31, 2022	192.4	$2.0	$2,219.2	$(280.8)	$2,284.5	$(184.7)	$101.7	$4,141.9

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4
Net income	—	—	—	—	52.6	—	4.3	56.9
Other comprehensive income (loss)	—	—	—	—	—	2.3	(0.6)	1.7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	20.7	—	—	—	—	20.7
Employee share purchase plan	0.2	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	0.5	—	—	—	—	0.5
Vesting of restricted stock units and performance stocks	0.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(7.6)	—	—	—	(7.6)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, March 31, 2023	193.2	$2.0	$2,322.3	$(292.1)	$2,478.4	$(282.2)	$103.2	$4,331.5
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. All significant intercompany transactions and balances have been eliminated. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables. The interim results presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The Company’s year-end Consolidated Balance Sheet data was derived from audited financial statements. Therefore, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 14, 2023.
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

The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Three Months Ended March 31,
	2023	2022
Beginning Balance	$11.0	$10.7
Provision for losses on trade accounts receivable	1.3	2.1
Write-offs, net of recovered accounts	(1.1)	0.5
Ending balance	$11.2	$13.3
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
See Note 5, “Goodwill” and Note 6, “Intangible Assets” for additional information about these assets.
Recently Adopted Accounting Pronouncements
There are no recent accounting pronouncements that have been adopted by TransUnion in the first quarter of 2023.
Recent Accounting Pronouncements Not Yet Adopted
There are no recent accounting pronouncements that apply to TransUnion that have not been adopted.
2. Business Acquisition
The following transaction was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination generally be recognized at their fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. The results of operations of this acquisition are included in our consolidated financial statements from the date of acquisition.
Verisk Financial Services
On April 8, 2022, we completed our acquisition of Verisk Financial Services (“VF”), the financial services business unit of Verisk Analytics, Inc. We acquired 100% of the outstanding equity interest of the entities that comprise VF for $505.7 million in cash, including a decrease of $2.3 million recorded subsequent to the acquisition date for certain customary purchase price adjustments. We have retained the leading core businesses of Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”), and identified several non-core businesses that we classified as held-for-sale as of the acquisition date that we have subsequently divested. See Note 3, “Discontinued Operations,” for a further discussion of these discontinued operations.
Purchase Price Allocation
The purchase price for this acquisition was finalized as of December 31, 2022. During the three months ended March 31, 2023, we finalized the valuation of the assets acquired and liabilities assumed, with no significant changes in the amounts and related disclosures compared with December 31, 2022.

3. Discontinued Operations
Non-core businesses from the VF acquisition
As discussed in Note 2, “Business Acquisition,” on April 8, 2022, we completed the acquisition of VF, which included Argus and several non-core businesses that we classified as held-for-sale as of the acquisition date. We sold these non-core businesses on December 30, 2022, and therefore have no assets or liabilities of these businesses on our consolidated balance sheet for the periods presented. The expenses related to these non-core businesses for the three months ended March 31, 2023, were not significant. The selling price of these non-core businesses is subject to customary post-closing adjustments to working capital, which we expect to finalize during 2023, and will be reflected as an adjustment to the gain on sale that will be included in discontinued operations, net of tax.
Healthcare business
On December 17, 2021, we completed the sale of our Healthcare business. During the three months ended March 31, 2022, the amount of operating expenses were $0.7 million, and we recorded a $0.5 million true-up to the selling price related to this business, which is reflected in the table below.
Discontinued operations, net of tax
Discontinued operations, net of tax, for our Healthcare business, as reported on our consolidated statements of income for the three months ended March 31, 2022, consisted of the following:

(in millions)	Three Months Ended March 31, 2022
Revenue	$—
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	0.3
Selling, general and administrative	0.4
Depreciation and amortization	—
Total operating expenses	$0.7
Operating loss of discontinued operations	(0.7)
Non-operating income and (expense)	(0.3)
Loss before income taxes from discontinued operations	$(1.0)
Provision for income taxes	0.1
Gain on sale of our Healthcare discontinued operations, net of tax	0.5
Discontinued operations, net of tax	$(0.4)
4. Other Current Assets
Other current assets consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Prepaid expenses	$175.7	$145.1
Marketable securities (Note 16)	2.7	2.6
Other	111.1	115.0
Total other current assets	$289.5	$262.7
Other includes other investments in non-negotiable certificates of deposit that are recorded at their carrying value, which approximates fair value.
5. Goodwill
Goodwill is allocated to our reporting units, which are an operating segment or one level below an operating segment. Our reporting units consist of U.S. Markets, Consumer Interactive, and the geographic regions of the United Kingdom, Africa, Canada, Latin America, India and Asia Pacific within our International reportable segment.
We test goodwill for impairment on an annual basis in the fourth quarter, and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value. During the first quarter of 2023, there were no triggering events, that required us to re-evaluate whether any of our reporting units are impaired. This assessment includes our United Kingdom reporting unit which we are continuing to monitor given the calculated excess fair value over carrying value was less than 10% of its carrying value as of October 31, 2022, our annual assessment date.
Goodwill allocated to our reportable segments and the changes in the carrying amount of goodwill during the first quarter of 2023, consisted of the following:

(in millions)	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2022	$3,602.7	$1,269.6	$679.1	$5,551.4
Purchase accounting measurement period adjustments	(0.4)	—	—	(0.4)
Foreign exchange rate adjustment	—	18.7	—	18.7
Balance, March 31, 2023	$3,602.3	$1,288.3	$679.1	$5,569.8

6. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. Intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,052.6	$(361.8)	$1,690.8	$2,048.6	$(330.9)	$1,717.7
Internal use software	2,015.5	(1,079.4)	936.2	1,959.8	(1,029.8)	930.0
Database and credit files	1,350.4	(751.8)	598.6	1,337.7	(725.6)	612.1
Trademarks, copyrights and patents	587.8	(177.6)	410.2	587.7	(173.2)	414.5
Noncompete and other agreements	10.5	(9.6)	0.9	10.5	(9.1)	1.4
Total intangible assets	$6,016.8	$(2,380.1)	$3,636.7	$5,944.1	$(2,268.6)	$3,675.5
Changes in the carrying amount of intangible assets between periods consisted of the following:

(in millions)	Gross	Accumulated Amortization	Net
Balance, December 31, 2022	$5,944.1	$(2,268.6)	$3,675.5
Developed internal use software	53.4	—	53.4
Amortization	—	(104.7)	(104.7)
Foreign exchange rate adjustment	19.3	(6.7)	12.5
Balance, March 31, 2023	$6,016.8	$(2,380.1)	$3,636.7
All amortizable intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over their estimated useful lives.

7. Other Assets
Other assets consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Investments in affiliated companies (Note 8)	$302.4	$265.9
Right-of-use lease assets	119.8	127.4
Interest rate swaps (Notes 11 and 16)	193.7	237.7
Note Receivable (Note 16)	72.4	70.3
Other	77.7	69.7
Total other assets	$766.0	$771.0
The decrease in the interest rate swaps asset was due primarily to changes in the forward LIBOR curve during the period.
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
Investments in affiliated companies consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Cost Method Investments	$243.1	$213.1
Equity Method investments	56.2	49.8
Limited Partnership investment	3.1	3.0
Total investments in affiliated companies (Note 7)	$302.4	$265.9
These balances are included in other assets in the consolidated balance sheets. During the first quarter of 2023, we acquired three Cost Method Investments, two of which are recorded in our U.S. Markets segment and one in our International segment.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Earnings from equity method investments (Note 17)	$3.1	$3.0
Dividends received from equity method investments	—	0.5

9. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Accrued payroll and employee benefits	$105.2	$208.5
Accrued legal and regulatory matters (Note 18)	120.7	125.0
Deferred revenue (Note 13)	121.9	111.9
Operating lease liabilities	34.1	33.7
Income taxes payable	24.2	8.0
Other	59.3	53.5
Total other current liabilities	$465.3	$540.5
The decrease in accrued payroll and employee benefits is due primarily to bonus, commissions and salaries paid during the first quarter of 2023 that were earned in 2022.
10. Other Liabilities
Other liabilities consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Operating lease liabilities	$93.3	$102.0
Unrecognized tax benefits, net of indirect tax effects (Note 15)	40.9	40.1
Put option (Note 16)	10.7	10.0
Deferred revenue (Note 13)	6.2	5.3
Interest rate swaps (Notes 11 and 16)	3.3	—
Other	16.9	16.5
Total other liabilities	$171.4	$173.9
The increase in the interest rate swaps liability was due primarily to changes in the forward LIBOR curve during the period.

11. Debt
Debt outstanding consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Senior Secured Term Loan B-6, payable in quarterly installments through December 1, 2028, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (7.09% at March 31, 2023, and 6.63% at December 31, 2022), net of original issue discount and deferred financing fees of $5.0 million and $28.0 million, respectively, at March 31, 2023, and original issue discount and deferred financing fees of $5.3 million and $29.9 million, respectively, at December 31, 2022	$2,353.3	$2,433.7
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (6.59% at March 31, 2023, and 6.13% at December 31, 2022), net of original issue discount and deferred financing fees of $2.4 million and $5.8 million, respectively, at March 31, 2023, and original issue discount and deferred financing fees of $2.5 million and $6.2 million, respectively, at December 31, 2022	2,197.3	2,203.3
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest at LIBOR or alternate base rate, plus applicable margin (6.34% at March 31, 2023, and 6.13% at December 31, 2022), net of original issue discount and deferred financing fees of $1.1 million and $0.7 million, respectively, at March 31, 2023, and original issue discount and deferred financing fees of $1.3 million and $0.8 million, respectively, at December 31, 2022	1,018.9	1,033.0
Finance leases	0.1	0.1
Senior Secured Revolving Credit Facility	—	—
Total debt	5,569.6	5,670.1
Less short-term debt and current portion of long-term debt	(114.6)	(114.6)
Total long-term debt	$5,455.0	$5,555.5
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-6, Senior Secured Term Loan B-5, Senior Secured Term Loan A-3 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
On December 1, 2021, we entered into an agreement to amend certain provisions of the Senior Secured Credit Facility and exercise our right to draw additional debt in an amount of $3,100.0 million, less original issue discount and deferred financing fees of $7.8 million and $43.6 million, respectively. Proceeds from the incremental loan on the Senior Secured Credit Facility were used to fund the acquisition of Neustar, Inc. (“Neustar”).
During the three months ended March 31, 2023 and March 31, 2022, we expensed $1.1 million and $6.5 million, respectively, of our unamortized original issue discount and deferred financing fees to other income and expense in our consolidated statement of income due to the prepayment of $75.0 million and $400.0 million, respectively, of our Senior Secured Term Loan B-6, funded from our cash-on-hand.
As of March 31, 2023, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $298.8 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2023, we were in compliance with all debt covenants.
Interest Rate Hedging
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,315.0 million that amortizes each quarter. The new swaps require us to pay fixed rates varying between 4.4105% and 4.4465% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,580.0 million that amortizes each quarter. The tranche requires us to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,095.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
The net change in the fair value of the swaps resulted in unrealized loss of $47.4 million ($35.6 million, net of tax) and unrealized gain of $143.1 million ($107.3 million, net of tax) for the three months ended March 31, 2023 and 2022, respectively, recorded in other comprehensive income. Interest income on the swaps in the three months ended March 31, 2023 was $22.6 million ($16.9 million, net of tax). Interest expense on the swaps in the three months ended March 31, 2022 was $13.7 million ($10.3 million, net of tax). We currently expect to recognize a loss of approximately $95.0 million as interest expense due to our expectation that the variable rate that we receive will exceed the fixed rates of interest over the next twelve months.
Fair Value of Debt
As of March 31, 2023 and December 31, 2022, the fair value of our Senior Secured Term Loan B-6, excluding original issue discounts and deferred fees was approximately $2,374.3 million and $2,450.5 million, respectively. As of March 31, 2023 and December 31, 2022, the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees was approximately $2,189.0 million and $2,184.4 million, respectively. As of March 31, 2023 and December 31, 2022, the fair value of our Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees, was approximately $1,020.6 million and $1,026.6 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.

12. Stockholders’ Equity
Common Stock Dividends
In the first quarter of 2023 and 2022, we paid dividends of $0.105 and $0.095 per share totaling $20.8 million and $18.3 million, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
For the three months ended March 31, 2023 and 2022, 0.3 million and 0.8 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement.
Preferred Stock
As of March 31, 2023 and December 31, 2022, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
13. Revenue
We have contracts with two general groups of performance obligations: Stand Ready Performance Obligations and Other Performance Obligations. Our Stand Ready Performance Obligations include obligations to stand ready to provide data, process transactions, access our databases, software-as-a-service and direct-to-consumer products, provide rights to use our intellectual property and other services. Our Other Performance Obligations include the sale of certain batch data sets and various professional and other services.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of March 31, 2023 and December 31, 2022.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. There is one material fixed fee contract with a duration of more than one year, and for this contract, we expect to recognize revenue of approximately $117.0 million over the next two years and $63.4 million thereafter.
For additional disclosures about the disaggregation of our revenue see Note 17, “Reportable Segments.”
14. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
As of March 31, 2023, there were 0.9 million anti-dilutive weighted stock-based awards outstanding, compared with less than 0.1 million as of March 31, 2022. As of March 31, 2023 and March 31, 2022, there were approximately 0.1 million contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Income from continuing operations	$57.0	$52.3
Less: income from continuing operations attributable to noncontrolling interests	(4.3)	(3.7)
Income from continuing operations attributable to TransUnion	$52.7	$48.7
Discontinued operations, net of tax	(0.1)	(0.4)
Net income attributable to TransUnion	$52.6	$48.3

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.27	$0.25
Discontinued operations, net of tax	—	—
Net Income attributable to TransUnion	$0.27	$0.25

Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.27	$0.25
Discontinued operations, net of tax	—	—
Net Income attributable to TransUnion	$0.27	$0.25

Weighted-average shares outstanding:
Basic	193.0	192.1
Dilutive impact of stock based awards	0.8	1.1
Diluted	193.9	193.2
15. Income Taxes
For the three months ended March 31, 2023, we reported an effective tax rate of 24.6%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of increases for foreign withholding taxes, uncertain tax positions, nondeductible expenses primarily in connection with executive compensation limitations, and excess tax expenses for stock-based compensation, partially offset by benefits from the foreign rate differential and the research and development credit.
For the three months ended March 31, 2022, we reported an effective tax rate of 31.8%, which was higher than the 21.0% U.S. federal statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters, state taxes and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation.
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $46.0 million as of March 31, 2023, and $45.1 million as of December 31, 2022. The amounts that would affect the effective tax rate if recognized are $31.1 million and $30.5 million, respectively. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $11.0 million as of March 31, 2023, and $10.1 million as of December 31, 2022. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.

16. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2023:

(in millions)	Total		Level 1		Level 2	Level 3
Assets
Interest rate swaps (Notes 7 and 11)	$193.7		$—		$193.7	$—
Notes Receivable (Note 7)	72.4		—		72.4	—
Available-for-sale marketable securities (Note 4)	2.7		—		2.7	—
Total	$268.8		$—		$268.8	$—

Liabilities
Interest rate swaps (Notes 7 and 11)	$3.3		$—		$—	$3.3
Put option on Cost Method Investment (Note 10)	10.7		—		—	10.7
Total	$14.0	$—	$—	$—	$—	$14.0
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 7 and 11)	$237.7	$—	$237.7	$—
Notes Receivable (Note 7)	70.3	—	70.3	—
Available-for-sale marketable securities (Note 4)	2.6	—	2.6	—
Total	$310.6	$—	$310.6	$—

Liabilities
Put option on Cost Method Investment (Note 10)	$10.0	$—	$—	$10.0
Total	$10.0	$—	$—	$10.0
Level 2 instruments consist of foreign exchange-traded corporate bonds, interest rate swaps and notes receivable. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 11, “Debt,” there are two tranches of interest rate swaps that we entered into in 2020. In December 2022, we sold the non-core businesses of our VF acquisition. A portion of the consideration was in the form of a $72.0 million note receivable. The note receivable accrues interest semiannually at a per annum rate of 10.6% and is payable at maturity. The note matures on June 30, 2025, subject to an option of the note issuer to extend the maturity date for two successive terms of three months each, at an increased rate of interest at each extension. The note was initially recorded at fair value of $70.3 million using an income approach for fixed income securities, where contractual cash flows were discounted to present value at a risk-adjusted rate of return in a lattice model framework. The fair value of the note is determined each period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk, and issuer-specific credit risk.
Level 3 instruments consist of a put option on a Cost Method Investment. The put option allows the owners of the remaining shares to compel TransUnion to purchase their shares, subject to the fulfillment of certain conditions. The fair value of the put option is determined using a Monte Carlo analysis with assumptions that include revenue projections, volatility rates, discount rates and the option period, among others.

17. Reportable Segments
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
•Financial Services: The Financial Services vertical consists of our consumer lending, mortgage, auto and cards and payments lines of business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions. The revenue of Argus is included in Financial Services since the date of the acquisition.
•Emerging Verticals: Emerging Verticals include Technology, Commerce & Communications, Insurance, Media, Services & Collections, Tenant & Employment, and Public Sector. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Gross Revenue:
U.S. Markets:
Financial Services	$320.6	$304.2
Emerging Verticals	299.8	295.7
Total U.S. Markets	$620.4	$599.9

International:
Canada	$31.4	$30.7
Latin America	28.6	27.3
United Kingdom	47.2	56.4
Africa	14.6	14.7
India	54.7	45.2
Asia Pacific	20.8	16.9
Total International	$197.2	$191.2

Total Consumer Interactive	$142.3	$149.6

Total revenue, gross	$960.0	$940.7

Intersegment revenue eliminations:
U.S. Markets	$(17.9)	$(17.7)
International	(1.4)	(1.5)
Consumer Interactive	(0.4)	(0.2)
Total intersegment eliminations	$(19.7)	$(19.4)
Total revenue as reported	$940.3	$921.3

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
U.S. Markets Adjusted EBITDA	$200.0	$216.7
International Adjusted EBITDA	86.0	82.0
Consumer Interactive Adjusted EBITDA	70.0	68.9
Total	$356.1	$367.6
Adjustments to reconcile to income from continuing operations before income taxes:
Corporate expenses[1]	$(33.8)	$(33.4)
Net interest expense	(66.0)	(49.5)
Depreciation and amortization	(129.7)	(128.8)
Stock-based compensation[2]	(22.2)	(20.6)
Mergers and acquisitions, divestitures and business optimization[3]	(8.9)	(14.6)
Accelerated technology investment[4]	(19.7)	(12.0)
Net other[5]	(4.6)	(35.7)
Net income attributable to non-controlling interests	4.3	3.7
Total adjustments	$(280.5)	$(290.9)
Income from continuing operations before income taxes	$75.6	$76.7
1.Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
2.Consisted of stock-based compensation and cash-settled stock-based compensation.
3.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended March 31, 2023, $(6.0) million of Neustar integration costs; a $(2.5) million adjustment to a liability from a recent acquisition; $(1.4) million of acquisition expenses; a $(0.4) million adjustment to the fair value of a put option liability related to a minority investment; a $0.8 million gain on a settlement of a Cost Method Investment; and $0.6 million of reimbursements for transition services related to divested businesses, net of separation expenses.
For the three months ended March 31, 2022, consisted of the following adjustments: $(9.0) million of Neustar integration costs; $(8.9) million of acquisition expenses; a $(0.2) million adjustment to fair value of put options; and a $3.5 million reimbursement for transition services related to divested businesses, net of separation expenses.
4.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
5.Net other consisted of the following adjustments:
For the three months ended March 31, 2023, $(1.1) million of deferred loan fees written off as a result of the prepayment on our debt; and a $(3.5) million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended March 31, 2022, net other consisted of the following adjustments: $(28.4) million for certain legal and regulatory expenses; $(6.5) million of deferred loan fees written off as a result of the prepayments on our debt; and $(0.7) million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
U.S. Markets	$0.1	$0.4
International	3.0	2.6
Total	$3.1	$3.0

18. Contingencies
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
In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal investigations and inquiries by regulators, we sometimes receive civil investigative demands, requests, subpoenas and orders seeking documents, testimony, and other information in connection with various aspects of our activities.
In view of the inherent unpredictability of legal and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of legal and regulatory matters or the eventual loss, fines or penalties, if any, that may result from such matters. We establish reserves for legal and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. However, for certain of the matters, we are not able to reasonably estimate our exposure because damages or penalties have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. The actual costs of resolving legal and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. We accrue amounts for certain legal and regulatory matters for which losses were considered to be probable of occurring based on our best estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from our current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however we cannot estimate a range of the potential losses for these matters.
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in legal and regulatory matters and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us, except for the lawsuit filed by the Consumer Financial Protection Bureau (the “CFPB”) referenced below, that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of March 31, 2023 and December 31, 2022, we have accrued $120.7 million and $125.0 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
CFPB Matters
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Consumer Financial Protection Bureau (“CFPB”), informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleged that we failed to comply with and timely implement a Consent Order issued by the CFPB in January 2017 (the “Consent Order”), and further alleged additional violations related to Consumer Interactive’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of Consumer Interactive, John Danaher, in the United States District Court for the Northern District of Illinois seeking restitution, civil money penalties, and injunctive relief, among other remedies, and alleging that the TU Entities violated the Consent Order, engaged in deceptive acts and practices in marketing the TransUnion Credit Monitoring product, failed to obtain signed written authorizations from consumers before debiting their bank accounts for the TransUnion Credit Monitoring product and diverted consumers from their free annual file disclosure into paid subscription products. The CFPB further alleges that Mr. Danaher violated the Consent Order and that we and Trans Union LLC provided substantial assistance to TransUnion Interactive, Inc. in violating the Consent Order and the law. We continue to believe that our marketing practices are lawful and appropriate and that we have been, and remain, in compliance with the Consent Order, and we will vigorously defend against allegations to the contrary in such proceedings. We continue to be in active litigation on this matter.
As of March 31, 2023 and December 31, 2022, we have an accrued liability of $56.0 million in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter.
In March 2022, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our tenant and employment screening business, TransUnion Rental Screening Solutions, Inc. (“TURSS”). The NORA letter alleges that Trans Union LLC and TURSS violated the Fair Credit Reporting Act by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. On July 27, 2022, the CFPB’s Enforcement Division advised us that it had obtained authority to pursue an enforcement action jointly with the Federal Trade Commission (“FTC”). We are currently progressing towards a settlement with the CFPB and the FTC regarding this matter, which may include redress, civil monetary penalties and certain business process changes. We continue to believe that our acts and practices are lawful. As of March 31, 2023, we have recorded an accrued liability for an immaterial amount in connection with this matter.
In June 2022, the CFPB informed Trans Union LLC that it intended to issue a NORA letter following an investigation relating to alleged violations of law in connection with the placement and lifting of security freezes resulting from certain system issues. We have corrected associated system issues and have processes in place to monitor and address issues going forward. In August 2022, the TU Entities received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us. On April 14, 2023, the CFPB’s Enforcement Division advised us that it had obtained authority to pursue an enforcement action. We have engaged in initial settlement discussions. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome, which could have a material adverse effect on our results of operations and financial condition. As of March 31, 2023, we are not able to reasonably estimate our potential loss or range of loss related to this matter.
Argus Department of Justice Matter
We are cooperating with an investigation originating from the civil division of the United States Attorney’s Office for the Eastern District of Virginia related to Argus’s use of certain data it collected under certain government contracts. We acquired Argus in connection with our acquisition of VF in April 2022. This matter pertains to alleged conduct that commenced before we acquired Argus, and we are cooperating with Verisk Analytics, Inc. to respond to the Department of Justice’s investigation. We cannot predict the timing, outcome, or potential impact of this matter, financial or otherwise. Under the stock purchase agreement Trans Union LLC entered into with Verisk Analytics, Inc. (the “Seller”) pursuant to which we acquired VF, including Argus, the Seller agreed to indemnify us for certain losses with respect to this matter, including all losses directly resulting from any settlement agreement in connection with this matter, including civil monetary penalties, remediation costs and fees and expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q.
In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Cautionary Notice Regarding Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors.”
References in this discussion and analysis to the “Company,” “we,”, “us,” and “our” refer to TransUnion and its direct and indirect subsidiaries, including TransUnion Intermediate Holdings, Inc., collectively.
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
Segments
We manage our business and report our financial results in three reportable segments: U.S. Markets, International and Consumer Interactive. See Part I, Item 1 “Notes to Consolidated Financial Statements,” Note 17, “Reportable Segments” for additional information.
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
During the first three months of 2023, the U.S. labor market remained steady with low unemployment, and supply chain constraints continued to ease. However, subsiding but still elevated inflation, high energy prices, and consecutive interest rate increases by the Federal Reserve have all contributed to constrained economic activity. In addition, liquidity challenges within the banking sector, a slowing housing market, lower GDP growth, softening consumer confidence and global geopolitical events, all added to the deterioration of global macroeconomic conditions and increasing recession fears compared with the post-pandemic rebound of 2021 and 2022. These slowing macroeconomic conditions had a more pronounced impact in our developed markets compared with our emerging markets, although the impact of exchange rates had a continuing significant impact on our international segment. The impact of higher interest rates has been particularly acute in the housing sector, where higher borrowing rates significantly impacts both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. The impact of higher interest rates on slowing aggregate demand is expected to result in increased unemployment levels over the next year, which is likely to reduce consumer demand for credit. These dynamics impact the comparability of our results of operations, including our revenue and expense, between the periods presented below.
The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations and financial condition, including the carrying value of our long-lived assets such as goodwill and intangible assets.
Effects of Inflation
We believe that inflation has had a significant negative impact on our business and results of operations, including decreased demand for our services resulting from the Federal Reserve and other central banks consistently raising interest rates to combat inflation, slowing consumer spending on non-essential goods and services, and consequently lower demand for credit. The impact of continued elevated levels of inflation and the resulting response by the Federal Reserve and other central banks to raise interest rates could have a material adverse impact on various aspects of our business in the future.
Developments that Impact Comparability Between Periods
The following developments impact the comparability of our balance sheets, results of operations and cash flows between periods:
On March 31, 2023, December 30, 2022 and January 31, 2022, we prepaid $75.0 million, $200.0 million and $400.0 million, respectively, of our Senior Secured Term Loan B-6, funded from our cash-on-hand. These transactions affect the comparability of interest expense between 2023 and 2022, as further discussed in “Results of Operations - Non-Operating Income and (Expense) - Interest Expense” below.
On November 16, 2022, we entered into new interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. These swaps replaced other swaps that expired in December 30, 2022. The new swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,315.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.4105% and 4.4465% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On April 12, 2022, after failed settlement negotiations with the Consumer Financial Protection Bureau (“CFPB”) regarding a certain regulatory matter, the CFPB filed a lawsuit against us, Trans Union, LLC, TransUnion Interactive, Inc. and our former President of Consumer Interactive. During the first quarter of 2022, we recorded an incremental $29.5 million of expense related to this matter. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 18, “Contingencies,” for further information about this matter.
On April 8, 2022, we acquired 100% of the equity of the entities that comprised Verisk Financial Services (“VF”). We retained the leading core businesses of Argus, and divested the remaining non-core businesses on December 30, 2022. The results of operations of Argus are included in the U.S. Markets segment in our consolidated statements of income since the date of the acquisition. See Part I, Item 1, “Notes to Consolidated Financial Statements,” Note 2, “Business Acquisition,” and Note 3 “Discontinued Operations,” for additional information.
Key Components of Our Results of Operations
Revenue
We report revenue for our three reportable segments, U.S. Markets, International and Consumer Interactive. Within the U.S. Markets segments, we report and disaggregate revenue by vertical, which consists of our Financial Services vertical and Emerging vertical. Revenue from our acquisition of Argus is included in the Financial Services vertical. Within the International segment, we disaggregate revenue by regions, which consists of Canada, Latin America, the United Kingdom, Africa, India, and Asia Pacific. For our Consumer Interactive segment, we do not disaggregate revenue.
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

Results of Operations —Three Months Ended March 31, 2023 and 2022
For the three months ended March 31, 2023 and 2022, our results of operations were as follows:

	Three months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$	%
Revenue	$940.3	$921.3	$19.0	2.1%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	324.9	298.0	26.8	9.0%
Selling, general and administrative	340.5	359.5	(19.0)	(5.3)%
Depreciation and amortization	129.7	128.8	0.9	0.7%
Total operating expenses	795.1	786.3	8.8	1.1%
Operating income	145.2	135.0	10.2	7.6%
Non-operating income and (expense)
Interest expense	(71.8)	(50.2)	(21.6)	43.1%
Interest income	5.8	0.7	5.1	nm
Earnings from equity method investments	3.1	3.0	0.1	3.9%
Other income and (expense), net	(6.8)	(11.8)	5.0	(42.4)%
Total non-operating income and (expense)	(69.6)	(58.3)	(11.4)	19.5%
Income from continuing operations before income taxes	75.6	76.7	(1.1)	(1.5)%
Provision for income taxes	(18.6)	(24.4)	5.8	(23.8)%
Income from continuing operations	57.0	52.3	4.7	8.9%
Discontinued operations, net of tax	(0.1)	(0.4)	0.3	(76.9)%
Net income	56.9	52.0	4.9	9.5%
Less: net income attributable to noncontrolling interests	(4.3)	(3.7)	(0.6)	17.3%
Net income attributable to TransUnion	$52.6	$48.3	$4.3	8.9%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Revenue
For the three months ended March 31, 2023, revenue increased $19.0 million, or 2.1%, compared with the same period in 2022, due primarily to a 2.2% increase from our recent acquisition in the U.S. Markets segment, partially offset by macroeconomic weakness in several markets and decreases from the impact of foreign currencies.
Operating Expenses
Cost of Services
Cost of services increased $26.8 million for the three months ended March 31, 2023, compared with the same period in 2022.
The increase was due primarily to:
•an increase in variable product costs resulting from the increase in revenue in our U.S. Markets and International segments, and an increase in certain product cost pricing primarily in our U.S. Markets segment;
•an increase in operating costs due to our acquisition in our U.S. Markets segment;
•an increase in costs from our accelerated technology investment; and
•an increase in labor costs, primarily in our International segment, as we continue to invest in key strategic growth initiatives, partially offset by:
•the impact of foreign currencies on the expenses of our International operations.

Selling, General and Administrative
Selling, general and administrative expenses decreased $19.0 million for the three months ended March 31, 2023, compared with the same period in 2022.
The decrease was due primarily to:
•a decrease in certain legal and regulatory expenses;
•a decrease in advertising expense, primarily in our Consumer Interactive segment; and
•the impact of foreign currencies on the expenses of our International segment, partially offset by:
•an increase in operating costs from our April 2022 acquisition in our U.S. Markets segment; and
•an increase in labor costs, as we continue to invest in key strategic growth initiatives.
Depreciation and Amortization
Depreciation and amortization increased $0.9 million for the three months ended March 31, 2023, compared with the same period in 2022 as the incremental depreciation and amortization from our recent acquisitions of tangible and intangible assets was offset by a decrease in depreciation and amortization from legacy assets.
Non-Operating Income and Expense
Interest expense
On March 31, 2023, December 30, 2022 and January 31, 2022, we prepaid $75.0 million, $200.0 million and $400.0 million, respectively, of our Senior Secured Term Loan B-6, funded from our cash-on-hand. The interest rate on our debt is variable and based on LIBOR. Approximately 71.1% of this debt is hedged with interest rate swaps.
These factors impact the comparability of interest expense between periods. Our future interest expense could be materially impacted by changes in our variable interest rates to the extent our variable rate debt is not hedged, additional borrowings, or additional prepayments. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 11, “Debt,” for additional information about our debt.
For the three months ended March 31, 2023, interest expense increased $21.6 million compared with the same period in 2022. This increase was due to the impact of an increase in the average interest rate, partially offset by a decrease in outstanding principal balance due to the prepayments made in 2022 and 2023.
For the three months ended March 31, 2023, interest income increased $5.1 million due to interest earned on the note receivable discussed in Note 16, “Fair Value,” and the increase in interest rates.
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(1.4)	$(8.9)	$7.5	nm
Loan fees	(1.7)	(6.9)	5.2	nm
Other income (expense), net	(3.7)	4.0	(7.7)	nm
Total other income and (expense), net	$(6.8)	$(11.8)	$5.0	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred in each period for various acquisition-related efforts, and include costs related to our acquisition of Argus in 2022.
Loan fees

For the three months ended March 31, 2023 and 2022, loan fees included $1.1 million and $6.5 million, respectively, of our unamortized original issue discount and deferred financing fees written off as a result of the $75.0 million and $400.0 million prepayments of our Senior Secured Term Loan B-6.
Other income and (expense), net
Includes currency remeasurement gains and losses, dividends received from Cost Method Investments, gains and losses on Cost Method investments, if any, and other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended March 31, 2023, we reported an effective tax rate of 24.6%, which was higher than the 21.0% U.S. federal corporate statutory rate, due primarily to the impact of increases for foreign withholding taxes, uncertain tax positions, nondeductible expenses primarily in connection with executive compensation limitations, and excess tax expenses for stock-based compensation, partially offset by benefits from the foreign rate differential and the research and development credit.
For the three months ended March 31, 2022, we reported an effective tax rate of 31.8%, which was higher than the 21.0% U.S. federal corporate statutory rate, due primarily to nondeductible expenses in connection with certain legal and regulatory matters, state taxes and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation.
Segment Results of Operations—Three Months Ended March 31, 2023 and 2022:
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the three months ended March 31, 2023 and 2022, our segment revenue and segment Adjusted EBITDA were as follows:
For the three months ended March 31, 2023 and 2022, these key performance indicators were as follows:

Revenue, Adjusted EBITDA and Adjusted EBITDA margin by Segment

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change
Revenue:
U.S. Markets gross revenue
Financial Services	$320.6	$304.2	$16.4	5.4%
Emerging Verticals	299.8	295.7	4.1	1.4%
U.S. Markets gross revenue	$620.4	$599.9	$20.5	3.4%

International:
Canada	$31.4	$30.7	$0.7	2.4%
Latin America	28.6	27.3	1.3	4.7%
United Kingdom	47.2	56.4	(9.2)	(16.4)%
Africa	14.6	14.7	(0.1)	(0.9)%
India	54.7	45.2	9.5	21.0%
Asia Pacific	20.8	16.9	3.9	22.7%
International gross revenue	$197.2	$191.2	$6.0	3.1%

Consumer Interactive	$142.3	$149.6	$(7.2)	(4.8)%

Total gross revenue	$960.0	$940.7	$19.3	2.0%

Adjusted EBITDA:
U.S. Markets	200.0	216.7	(16.6)	(7.7)%
International	86.0	82.0	4.1	5.0%
Consumer Interactive	70.0	68.9	1.1	1.6%

Adjusted EBITDA margin:
U.S. Markets	32.2%	36.1%		(3.9)%
International	43.6%	42.9%		0.8%
Consumer Interactive	49.2%	46.1%		3.1%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
U.S. Markets revenue increased $20.5 million, or 3.4%, for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to a 3.4% increase from our acquisition of Argus.
Financial Services: Revenue increased $16.4 million, or 5.4%, for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to a 6.7% increase from our acquisition of Argus, partially offset by a decrease in organic revenue. Organic revenue decreased in our mortgage line of business as volumes declined due to the significant increases in interest rates, although at a slowing rate, that was partially offset by price increases. Revenue also declined in our consumer lending business as volumes decreased due to macroeconomic uncertainty. These decreases were partially offset by an increase in revenue from price and volume increases in our auto line of business, while our card and banking business was up slightly. We anticipate interest rates will remain high and continue to impact our Financial Services business.

Emerging Verticals: Revenue increased $4.1 million, or 1.4%, for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to increases in our Technology, Insurance, Services & Collections, Tenant & Employment, and Public Sector verticals from new wins in our existing product portfolio, partially offset by softness in our Media and Commerce & Communications verticals.
Adjusted EBITDA
For the three months ended March 31, 2023, Adjusted EBITDA decreased $16.6 million primarily due to higher variable product costs, partially offset by the increase in revenue and a decrease in certain legal and regulatory expenses.
For the three months ended March 31, 2023, Adjusted EBITDA margin decreased, due primarily to a shift in the revenue mix and the lower margin profile of the Argus business, partially offset by a decrease in certain legal and regulatory expenses.
International Segment
Revenue
International revenue increased $6.0 million, or 3.1%, for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to higher local currency revenue in all regions except for the United Kingdom, increased volumes, resulting from improving economic conditions and new product initiatives, partially offset by a decrease of 8.7% from the impact of foreign currencies.
Canada: Revenue increased $0.7 million, or 2.4%, for the three months ended March 31, 2023, compared with the same period in 2022. The increase was due primarily to higher local currency revenue from new business wins at a large bank, share-shifts from key customers and other volume increases, partially offset by a decrease in revenue of 6.9% from the impact of foreign currencies.
Latin America: Revenue increased $1.3 million, or 4.7%, for the three months ended March 31, 2023, compared with the same period in 2022. The increase was due primarily to higher local currency revenue from broad-based growth across our markets, including ongoing new business wins and expansion of our new solutions, partially offset by a decrease of 6.6% from the impact of foreign currencies.
United Kingdom: Revenue decreased $9.2 million, or 16.4%, for the three months ended March 31, 2023, compared with the same period in 2022. The decrease was primarily driven by a 8.7% impact from foreign currencies and the impact of a one-time contract in the prior year, partially offset by volume growth from new products at key Financial Services customers.
Africa: Revenue decreased $0.1 million, or 0.9%, for the three months ended March 31, 2023, compared with the same period in 2022. The decrease was primarily driven by a 15.2% impact of foreign currencies. Excluding the impact of foreign currency, local currency revenue increased due to meaningful new business wins and contract renewals as well as growth in emerging countries and emerging verticals.
India: Revenue increased $9.5 million, or 21.0%, for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to higher local currency revenue from growth in consumer and commercial credit markets fueled by healthy consumers who continued to spend despite rising inflation, including fraud, employment screening and consumer offerings, partially offset by a decrease of 11.5% from the impact of foreign currencies.
Asia Pacific: Revenue increased $3.9 million, or 22.7%, for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to higher local currency revenue from increased volumes resulting from improved macroeconomic conditions, including new business in the financial services market, new product adoptions and increased volume in our consumer offerings, partially offset by a decrease of 2.2% from the impact of foreign currencies.
Adjusted EBITDA
For the three months ended March 31, 2023, Adjusted EBITDA increased $4.1 million due primarily to the increase in revenue partially offset by an increase in labor costs and variable product costs.
For the three months ended March 31, 2023, Adjusted EBITDA margins for the International segment increased due primarily to an increase in local currency revenue and improving market conditions in some of our regions, partially offset by an increase in labor costs, and the impact of foreign currencies.
Consumer Interactive Segment
Revenue
Consumer Interactive revenue decreased $7.2 million, or 4.8% for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to a decrease in revenue in our direct channel as reduced advertising and slowing macroeconomic conditions significantly reduced consumer demand for our paid credit products, partially offset by an increase in revenue in our indirect channel. In our indirect channel, revenue increased due primarily to higher volumes and new contracts with existing customers, partially offset by a prior year breach services contract.
Adjusted EBITDA
Adjusted EBITDA was relatively flat as the decrease in advertising expense was partially offset by a decrease in revenue.
For the three months ended March 31, 2023, Adjusted EBITDA margin for the Consumer Interactive segment increased due to a decrease in advertising costs and compensation costs and revenue growth in our indirect channel, partially offset by a decrease in revenue in our direct channel.

Non-GAAP measures—Three Months Ended March 31, 2023 and 2022:
In addition to the GAAP measures discussed above, Management, including our CODM, evaluates the financial performance of our businesses based on the non-GAAP measures Consolidated Adjusted EBITDA, Consolidated Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted Provision for Income Taxes, Adjusted Effective Tax Rate and Leverage Ratio.
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
For the three months ended March 31, 2023 and 2022, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended		Change
	March 31,		2023 vs. 2022
(dollars in millions)	2023	2022	$	%
Reconciliation of net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$52.6	$48.3	$4.3	nm
Discontinued operations	0.1	0.4	(0.3)	nm
Net income from continuing operations attributable to TransUnion	$52.7	$48.7	$4.0	8.3%
Net interest expense	66.0	49.5	16.5	nm
Provision / (benefit) for income taxes	18.6	24.4	(5.8)	(23.8)%
Depreciation and amortization	129.7	128.8	0.9	0.7%
EBITDA	$267.0	$251.3	$15.6	6.2%
Adjustments to EBITDA:
Stock-based compensation[1]	22.2	20.6	1.6	7.7%
Mergers and acquisitions, divestitures and business optimization[2]	8.9	14.6	(5.7)	(39.0)%
Accelerated technology investment [3]	19.7	12.0	7.7	64.2%
Net other[4]	4.6	35.7	(31.1)	nm
Total adjustments to EBITDA	$55.4	$82.9	$(27.5)	(33.2)%
Consolidated Adjusted EBITDA	$322.3	$334.2	$(11.9)	(3.6)%

Net income attributable to TransUnion margin	5.6%	5.2%		0.4%
Consolidated Adjusted EBITDA margin[5]	34.3%	36.3%		(2.0)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Consisted of stock-based compensation, including amounts which are cash settled.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended March 31, 2023, $6.0 million of Neustar integration costs; a $2.5 million adjustment to a liability from a recent acquisition; $1.4 million of acquisition expenses; a $0.4 million adjustment to the fair value of a put option liability related to a minority investment; a $(0.8) million gain on the settlement of a Cost Method Investment; and $(0.6) million of reimbursements for transition services related to divested businesses, net of separation expenses.
For the three months ended March 31, 2022, $9.0 million of Neustar integration costs; $8.9 million of acquisition expenses; a $0.2 million adjustment to fair value of put options; and a $(3.5) million reimbursement for transition services related to divested businesses, net of separation expenses.
3.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
4.Net other consisted of the following adjustments:
For the three months ended March 31, 2023, $1.1 million of deferred loan fees written off as a result of the prepayment on our debt; and a $3.5 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended March 31, 2022, $28.4 million for certain legal and regulatory expenses; $6.5 million of deferred loan fees written off as a result of the prepayments on our debt; and $0.7 million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.

Consolidated Adjusted EBITDA
Consolidated Adjusted EBITDA decreased $11.9 million for the three months ended March 31, 2023, compared with the same periods in 2022.
The decrease was due primarily to:
•an increase in labor costs as we continue to invest in key strategic growth initiatives; and
•operating costs of our 2022 acquisition,
partially offset by:
•    a decrease in advertising expense; and
• an increase in revenue.
Consolidated Adjusted EBITDA Margin
For the three months ended March 31, 2023, Adjusted EBITDA margin decreased due primarily to lower margins from our recent acquisitions and a shift to lower margin business in our U.S. Markets business.

Adjusted Net Income, Adjusted Diluted Earnings Per Share

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022	$	%
Reconciliation of net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$52.6	$48.3	$4.3	nm
Discontinued operations, net of tax	0.1	0.4	(0.3)	nm
Income from continuing operations attributable to TransUnion	$52.7	$48.7	$4.0	8.3%
Adjustments before income tax items:
Stock-based compensation[1]	22.2	20.6	1.6	7.7%
Mergers and acquisitions, divestitures and business optimization[2]	8.9	14.6	(5.7)	(39.0)%
Accelerated technology investment[3]	19.7	12.0	7.7	64.0%
Net other[4]	3.8	35.3	(31.5)	nm
Amortization of certain intangible assets[5]	75.2	76.2	(1.0)	(1.4)%
Total adjustments before income tax items	$129.7	$158.7	$(29.0)	(18.3)%
Change in provision for income taxes	(26.9)	(28.5)	1.6	(5.5)%
Adjusted Net Income	$155.4	$178.8	$(23.4)	(13.1)%

Weighted-average shares outstanding:
Basic	193.0	192.1	nm	nm
Diluted	193.9	193.2	nm	nm

Adjusted Earnings per Share:
Basic	$0.81	$0.93	$(0.13)	(13.5)%
Diluted	$0.80	$0.93	$(0.12)	(13.4)%

	Three Months Ended March 31,
	2023	2022
Reconciliation of diluted earnings per share from net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Net income attributable to TransUnion	$0.27	$0.25
Discontinued operations, net of tax	—	—
Income from continuing operations attributable to TransUnion	$0.27	$0.25
Adjustments before income tax items:
Stock-based compensation[1]	0.11	0.11
Mergers and acquisitions, divestitures and business optimization[2]	0.05	0.08
Accelerated technology investment[3]	0.10	0.06
Net other[4]	0.02	0.18
Amortization of certain intangible assets[5]	0.39	0.39
Total adjustments before income tax items	$0.67	$0.82
Change in provision for income taxes	(0.14)	(0.15)
Adjusted Diluted Earnings per Share	$0.80	$0.93
As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.
1.Consisted of stock-based compensation, including amounts which are cash settled.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended March 31, 2023, $6.0 million of Neustar integration costs; a $2.5 million adjustment to a liability from a recent acquisition; $1.4 million of acquisition expenses; a $0.4 million adjustment to the fair value of a put option liability related to a minority investment; a $(0.8) million gain on the settlement of a Cost Method Investment; and $(0.6) million of reimbursements for transition services related to divested businesses, net of separation expenses.
For the three months ended March 31, 2022, $9.0 million of Neustar integration costs; $8.9 million of acquisition expenses; a $0.2 million adjustment to fair value of put options; and a $(3.5) million reimbursement for transition services related to divested businesses, net of separation expenses.
3.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
4.Net other consisted of the following adjustments:
For the three months ended March 31, 2023, $1.1 million of deferred loan fees written off as a result of the prepayment on our debt; and a $2.7 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended March 31, 2022, $28.4 million for certain legal and regulatory expenses; $6.5 million of deferred loan fees written off as a result of the prepayments on our debt; and $0.4 million of net other, which includes net losses from currency remeasurement of our foreign operations and other.
5.Consisted of amortization of intangible assets from our 2012 change-in-control transaction and amortization of intangible assets established in business acquisitions after our 2012 change-in-control transaction.
Adjusted Net Income
For the three months ended March 31, 2023, the decrease in Adjusted Net Income was due primarily to an increase in interest expense partially offset by an increase in operating income and decrease in Adjusted Provision for Income Taxes.

Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended March 31,
	2023	2022
Income from continuing operations before income taxes	$75.6	$76.7
Total adjustments before income tax items from Adjusted Net Income table above	129.7	158.7
Adjusted income from continuing operations before income taxes	$205.2	$235.4

Reconciliation of provision for income taxes to Adjusted Provision for Income Taxes
Provision for income taxes	(18.6)	(24.4)
Adjustments for income taxes:
Tax effect of above adjustments [1]	(29.6)	(28.4)
Eliminate impact of excess tax expenses/(benefits) for stock-based compensation	1.5	(4.2)
Other [2]	1.2	4.1
Total adjustments for income taxes	$(26.9)	$(28.5)
Adjusted Provision for Income Taxes	$(45.5)	$(52.9)

Effective tax rate	24.6%	31.8%
Adjusted Effective Tax Rate	22.2%	22.5%

As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Tax rates used to calculate the tax expense impact are based on the nature of each item.
2.For the three months ended March 31, 2023, $0.9 million of other adjustments, $0.4 million of deferred tax rate adjustments, and ($0.1) million of valuation allowances related to prior periods.
For the three months ended March 31, 2022, $2.1 million of deferred tax rate adjustments; $0.6 million of return to provision and audit adjustments related to prior periods; $0.9 million of other adjustments, and $0.5 million of valuation allowances.
Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 22.2% and 22.5% for three months ended March 31, 2023 and 2022, respectively, each of which is higher than the 21.0% U.S. federal corporate statutory rate, due primarily to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.

Leverage Ratio

(dollars in millions)	Trailing Twelve Months Ended March 31, 2023
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$273.8
Discontinued operations, net of tax	(17.7)
Income from continuing operations attributable to TransUnion	$256.1
Net interest expense	242.7
Provision for income taxes	114.1
Depreciation and amortization	519.9
EBITDA	$1,132.8
Adjustments to EBITDA:
Stock-based compensation [1]	$82.7
Mergers and acquisitions, divestitures and business optimization [2]	45.0
Accelerated technology investment [3]	59.1
Net other [4]	15.0
Total adjustments to EBITDA	$201.8
Leverage Ratio Adjusted EBITDA	$1,334.6

Total debt	$5,569.6
Less: Cash and cash equivalents	439.0
Net Debt	$5,130.6

Ratio of Net Debt to Net income attributable to TransUnion	18.7
Leverage Ratio	3.8
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Consisted of stock-based compensation, including amounts which are cash settled.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments: $30.1 million of Neustar integration costs; $16.3 million of acquisition expenses; $4.6 loss on the impairment of a cost method investment; a $2.5 million adjustment to a liability from a recent acquisition; a $(0.4) million adjustment to the fair value of a put option liability related to a minority investment; a $(0.8) million gain on the settlement of a Cost Method Investment; $(3.4) million gain related to a government tax reimbursement from a recent business acquisition; and $(3.9) million of reimbursements for transition services related to divested businesses, net of separation expenses.
3.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
4.Net other consisted of the following adjustments: $3.9 million of deferred loan fees written off as a result of the prepayments on our debt; and $11.1 million net loss from currency remeasurement of our foreign operations, loan fees and other.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Senior Secured Revolving Line of Credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends, and other general corporate purposes. We believe our cash-on-hand, cash generated from operations, and funds available under the Senior Secured Revolving Line of Credit will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends, and operating needs for the foreseeable future. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $439.0 million and $585.3 million at March 31, 2023, and December 31, 2022, respectively, of which $322.9 million and $303.4 million was held outside the United States in each respective period. As of March 31, 2023, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $298.8 million available.
We also have the ability to request incremental loans on the same terms under the existing Senior Secured Credit Facility up to the greater of an additional $1,000.0 million and 100% of Consolidated EBITDA. In addition, as long as the senior secured net leverage ratio does not exceed 4.25-to-1, we may incur additional incremental loans, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
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
Each year, the Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2022 and therefore no additional payment will be required in 2023. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 11, “Debt,” for additional information about our debt.
On March 31, 2023, we prepaid $75.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand.
In the first quarter of 2023 we paid dividends of $0.105 per share totaling $20.8 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our board.
On February 13, 2017, our board of directors authorized the repurchase of up to $300.0 million of our common stock over the next 3 years. Our board of directors removed the three-year time limitation on February 8, 2018. To date, we have repurchased $133.5 million of our common stock and have the ability to repurchase the remaining $166.5 million.
We have no obligation to repurchase additional shares and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.

Sources and Uses of Cash

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Cash provided by operating activities of continuing operations	$77.4	$11.6	$65.8
Cash used in investing activities of continuing operations	(103.6)	(91.0)	(12.6)
Cash used in financing activities of continuing operations	(122.0)	(467.6)	345.6
Cash flows of discontinued operations and effect of exchange rate changes on cash and cash equivalents	1.9	1.4	0.5
Net change in cash and cash equivalents	$(146.3)	$(545.6)	$399.3
Operating Activities
The increase in cash provided by continuing operations was due primarily to a decrease in working capital, partially offset by an increase in interest expense.
Investing Activities
The increase in cash used in investing activities of continuing operations was due primarily to an increase in cash used for investments in nonconsolidated affiliates.
Financing Activities
The decrease in cash used in financing activities of continuing operations was due primarily to a decrease in debt prepayments and cash used to pay employee taxes on restricted stock units.
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
Cash paid for capital expenditures increased $7.9 million, from $58.6 million for the three months ended March 31, 2022, to $66.5 million for the three months ended March 31, 2023.
Debt
Hedges
On November 16, 2022, we entered into new interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,315.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.4105% and 4.4465% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into new interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,580.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.4280% and 1.4360% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our LIBOR exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with an initial aggregate notional amount of $1,095.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.9125% and 0.9280% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.

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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2023, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 11, “Debt.”
Contractual Obligations
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt” for information about our long-term debt obligations, noncancelable lease obligations, and noncancelable purchase obligations as of December 31, 2022.
Recent Accounting Pronouncements
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” for information about recent accounting pronouncements and the impact on our consolidated financial statements.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). The notes to our consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. See Part II, Item 7, “Application of Critical Accounting Estimates” and Part II, Item 8, Note 1, “Significant Accounting and Reporting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 14, 2023, for additional information about our critical accounting estimates.
Cautionary Notice Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the exhibits hereto, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of TransUnion’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those described in the forward-looking statements. Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “guidance,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” “outlook,” “potential,” “continues,” “seeks,” “predicts,” or the negatives of these words and other similar expressions.
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
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the Securities and Exchange Commission, and in this report under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect the impact of events or circumstances that may arise after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no other material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $300.0 million Senior Secured Revolving Line of Credit. Interest rates on these borrowings are based, at our election, on LIBOR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2022, essentially all of our outstanding debt was variable-rate debt. We currently have several interest rate hedge instruments that effectively fixes our LIBOR exposure on approximately 71.1% of our outstanding debt. Based on the amount of unhedged outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future, our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates, or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors. During the first quarter of 2023, a 10% change in the average LIBOR rates utilized in the calculation of our actual interest expense would have increased our interest expense by $7.4 million.
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 11, “Debt,” for additional information about interest rates on our debt.
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

PART II. OTHER INFORMATION
None.
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2022, and Part II, Item 1, “Legal Proceedings” of all subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report, and Part I, Item 1, Note 18 “Contingencies,” of this Quarterly Report for a full description of our material pending legal and regulatory matters.
ITEM 1A. RISK FACTORS

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, and any subsequently filed Quarterly Reports on Form 10-Q, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31	2,500	$56.75	—	$166.5
February 1 to February 28	108,417	68.44	—	$166.5
March 1 to March 31	2,162	64.30	—	$166.5
Total	113,079	$68.10	—
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

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fourth Amended and Restated Bylaws of TransUnion amended as of November 18, 2022 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed November 23, 2022).

10.1**	TransUnion 2015 Omnibus Incentive Plan Award Agreement, as amended, with respect to Restricted Stock Units.

10.2**	TransUnion 2015 Omnibus Incentive Plan Award Agreement, as amended, with respect to Performance Share Units.

10.3**	TransUnion 2015 Omnibus Incentive Plan Award Agreement, as amended, with respect to Restricted Stock (Outside Directors).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

April 25, 2023	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

April 25, 2023	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)