Form 10-Q
period 2023-06-30
TransUnion
filed 2023-07-25
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of June 30, 2023, there were 193.3 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$442.0	$585.3
Trade accounts receivable, net of allowance of $12.0 and $11.0	672.8	602.2
Other current assets	302.5	262.7
Total current assets	1,417.3	1,450.2
Property, plant and equipment, net of accumulated depreciation and amortization of $763.4 and $711.3	195.2	218.2
Goodwill	5,597.3	5,551.4
Other intangibles, net of accumulated amortization of $2,496.0 and $2,268.6	3,610.1	3,675.5
Other assets	806.6	771.0
Total assets	$11,626.5	$11,666.3
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$320.6	$250.4
Short-term debt and current portion of long-term debt	114.6	114.6
Other current liabilities	500.7	540.5
Total current liabilities	935.9	905.5
Long-term debt	5,354.5	5,555.5
Deferred taxes	699.7	762.0
Other liabilities	174.4	173.9
Total liabilities	7,164.5	7,396.9
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2023 and December 31, 2022, 199.4 million and 198.7 million shares issued at June 30, 2023 and December 31, 2022, respectively, and 193.3 million shares and 192.7 million shares outstanding as of June 30, 2023 and December 31, 2022, respectively	2.0	2.0
Additional paid-in capital	2,345.3	2,290.3
Treasury stock at cost; 6.1 million and 6.0 million shares at June 30, 2023 and December 31, 2022, respectively	(294.4)	(284.5)
Retained earnings	2,511.5	2,446.6
Accumulated other comprehensive loss	(202.6)	(284.5)
Total TransUnion stockholders’ equity	4,361.8	4,169.9
Noncontrolling interests	100.2	99.5
Total stockholders’ equity	4,462.0	4,269.4
Total liabilities and stockholders’ equity	$11,626.5	$11,666.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$968.0	$948.3	$1,908.2	$1,869.5
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	365.5	328.9	728.2	650.0
Selling, general and administrative	314.0	306.3	616.7	642.7
Depreciation and amortization	130.1	130.6	259.8	259.4
Total operating expenses	809.6	765.8	1,604.7	1,552.1
Operating income	158.4	182.5	303.6	317.4
Non-operating income and (expense)
Interest expense	(72.6)	(51.9)	(144.4)	(102.1)
Interest income	4.3	1.2	10.1	1.9
Earnings from equity method investments	4.9	3.1	8.0	6.1
Other income and (expense), net	(18.3)	(6.4)	(25.0)	(18.2)
Total non-operating income and (expense)	(81.7)	(54.0)	(151.4)	(112.2)
Income from continuing operations before income taxes	76.6	128.5	152.2	205.2
Provision for income taxes	(19.3)	(29.2)	(37.9)	(53.5)
Income from continuing operations	57.3	99.3	114.3	151.7
Discontinued operations, net of tax	(0.2)	0.3	(0.2)	—
Net income	57.2	99.6	114.1	151.6
Less: net income attributable to the noncontrolling interests	(3.3)	(4.1)	(7.6)	(7.7)
Net income attributable to TransUnion	$53.9	$95.6	$106.5	$143.9

Income from continuing operations	$57.3	$99.3	$114.3	$151.7
Less: income from continuing operations attributable to noncontrolling interests	(3.3)	(4.1)	(7.6)	(7.7)
Income from continuing operations attributable to TransUnion	54.1	95.3	106.8	143.9
Discontinued operations, net of tax	(0.2)	0.3	(0.2)	—
Net income attributable to TransUnion	$53.9	$95.6	$106.5	$143.9

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.28	$0.49	$0.55	$0.75
Discontinued operations, net of tax	—	—	—	—
Net Income attributable to TransUnion	$0.28	$0.50	$0.55	$0.75
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.28	$0.49	$0.55	$0.75
Discontinued operations, net of tax	—	—	—	—
Net Income attributable to TransUnion	$0.28	$0.49	$0.55	$0.75
Weighted-average shares outstanding:
Basic	193.2	192.5	192.8	192.3
Diluted	194.0	193.1	194.0	193.1

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$57.2	$99.6	$114.1	$151.6
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	47.9	(135.7)	85.9	(142.3)
Provision for income taxes	(0.7)	(0.6)	(1.4)	(0.6)
Foreign currency translation, net	47.2	(136.3)	84.5	(142.9)
Hedge instruments:
Net change on interest rate swaps	42.8	47.8	(4.6)	190.9
Benefit (provision) for income taxes	(10.7)	(11.9)	1.1	(47.7)
Hedge instruments, net	32.1	35.9	(3.5)	143.2
Available-for-sale securities:
Net unrealized (loss) gain	(0.1)	0.1	(0.1)	0.1
Benefit (provision) for income taxes	—	—	—	—
Available-for-sale securities, net	(0.1)	0.1	(0.1)	0.1
Total other comprehensive income (loss), net of tax	79.2	(100.3)	80.9	0.4
Comprehensive income (loss)	136.4	(0.7)	195.0	152.0
Less: comprehensive income attributable to noncontrolling interests	(2.9)	(2.5)	(6.6)	(6.2)
Comprehensive income (loss) attributable to TransUnion	$133.5	$(3.2)	$188.4	$145.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$114.1	$151.6
Less: Discontinued operations, net of tax	(0.2)	—
Income from continuing operations	114.3	151.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259.8	259.4
Loss on repayment of loans	2.1	6.5
Deferred taxes	(71.3)	(32.6)
Stock-based compensation	45.9	42.3
Other	22.8	13.5
Changes in assets and liabilities:
Trade accounts receivable	(77.0)	(61.0)
Other current and long-term assets	(28.8)	(40.2)
Trade accounts payable	67.3	6.4
Other current and long-term liabilities	(42.2)	(461.4)
Cash provided by (used in) operating activities of continuing operations	292.9	(115.4)
Cash (used in) provided by operating activities of discontinued operations	(0.2)	0.2
Cash provided by (used in) operating activities	292.7	(115.2)
Cash flows from investing activities:
Capital expenditures	(143.6)	(121.3)
Proceeds from sale/maturities of other investments	22.1	42.5
Purchases of other investments	(32.8)	(76.3)
Investments in consolidated affiliates, net of cash acquired	—	(504.0)
Investments in nonconsolidated affiliates	(31.9)	(14.8)
Other	0.1	(2.3)
Cash used in investing activities of continuing operations	(186.1)	(676.2)
Cash used in investing activities of discontinued operations	—	(0.7)
Cash used in investing activities	(186.1)	(676.9)
Cash flows from financing activities:
Repayments of debt	(207.3)	(457.3)
Proceeds from issuance of common stock and exercise of stock options	9.8	8.9
Dividends to shareholders	(40.9)	(37.2)
Employee taxes paid on restricted stock units recorded as treasury stock	(9.9)	(29.2)
Payment of contingent consideration	—	(2.8)
Distributions to noncontrolling interests	(5.9)	(4.2)
Cash used in financing activities of continuing operations	(254.2)	(521.8)
Effect of exchange rate changes on cash and cash equivalents	4.3	(6.7)
Net change in cash and cash equivalents	(143.3)	(1,320.6)
Cash and cash equivalents, beginning of period	585.3	1,842.4
Cash and cash equivalents, end of period	$442.0	$521.8
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	191.8	$2.0	$2,188.9	$(252.0)	$2,254.6	$(285.4)	$98.1	$4,006.2
Net income	—	—	—	—	48.3	—	3.7	52.0
Other comprehensive income (loss)	—	—	—	—	—	100.7	(0.1)	100.6
Stock-based compensation	—	—	20.1	—	—	—	—	20.1
Employee share purchase plan	0.1	—	10.0	—	—	—	—	10.0
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units and performance stock units	0.8	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.7)	—	—	—	(28.7)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Balance, March 31, 2022	192.4	$2.0	$2,219.2	$(280.8)	$2,284.5	$(184.7)	$101.7	$4,141.9
Net income	—	—	—	—	95.6	—	4.1	99.6
Other comprehensive income (loss)	—	—	—	—	—	(98.8)	(1.5)	(100.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Exercise of stock options	0.1	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units and performance stock units	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Dividends to shareholders	—	—	—	—	(18.6)	—	—	(18.6)
Balance, June 30, 2022	192.5	$2.0	$2,239.9	$(281.2)	$2,361.5	$(283.5)	$100.2	$4,138.9

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4
Net income	—	—	—	—	52.6	—	4.3	56.9
Other comprehensive income (loss)	—	—	—	—	—	2.3	(0.6)	1.7
Stock-based compensation	—	—	20.7	—	—	—	—	20.7
Employee share purchase plan	0.2	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	0.5	—	—	—	—	0.5
Vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(7.6)	—	—	—	(7.6)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, March 31, 2023	193.2	$2.0	$2,322.3	$(292.1)	$2,478.4	$(282.2)	$103.2	$4,331.5
Net income	—	—	—	—	53.9	—	3.3	57.2
Other comprehensive income (loss)	—	—	—	—	—	79.6	(0.4)	79.2
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Stock-based compensation	—	—	23.0	—	—	—	—	23.0
Exercise of stock options	—	—	0.1	—	—	—	—	0.1
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(2.3)	—	—	—	(2.3)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, June 30, 2023	193.3	$2.0	$2,345.3	$(294.4)	$2,511.5	$(202.6)	$100.2	$4,462.0
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
Revision of Previously Issued Financial Statements
During the second quarter of 2023, the Company identified an error in the classification of employee costs related to certain of our recent acquisitions between cost of services and selling, general and administrative in the Consolidated Statements of Income, which resulted in the understatement of cost of services and the overstatement of selling, general and administrative in equal and offsetting amounts resulting in no impact to total operating expenses, operating income or net income. The identified errors impacted the Company's previously issued 2022 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2023. The Company evaluated the error and determined that the related impact was not material to the Consolidated Statements of Income for any prior period and had no impact on the Consolidated Balance Sheet, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows or the Consolidated Statements of Stockholder’s Equity for any period presented. The Company has revised the previously issued Consolidated Statements of Income for the three and six months ended June 30, 2022 to correct for such error and these revisions are reflected in this Form 10-Q. The Company will also correct previously reported financial information for this error in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Statements of Income for each affected period is presented in Note 19, “Revision of Previously Issued Financial Statements.”
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

The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$11.0	$10.7
Provision for losses on trade accounts receivable	3.0	2.3
Write-offs, net of recovered accounts	(2.0)	(1.8)
Ending balance	$12.0	$11.2
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
See Note 5, “Goodwill” and Note 6, “Intangible Assets” for additional information about these assets.
Recently Adopted Accounting Pronouncements
There are no recent accounting pronouncements that have been adopted by TransUnion in the second quarter of 2023.
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
Purchase Price Allocation
The purchase price for this acquisition was finalized as of December 31, 2022. As of March 31, 2023, we finalized the valuation of the assets acquired and liabilities assumed, with no significant changes in the amounts and related disclosures compared with December 31, 2022.

3. Discontinued Operations
Non-core businesses from the VF acquisition
As discussed in Note 2, “Business Acquisition,” on April 8, 2022, we completed the acquisition of VF, which included Argus and several non-core businesses that we classified as held-for-sale as of the acquisition date. We sold these non-core businesses on December 30, 2022, and therefore have no assets or liabilities of these businesses on our consolidated balance sheet for the periods presented. The expenses related to these non-core businesses for the three and six months ended June 30, 2023, were not significant. The selling price of these non-core businesses is subject to customary post-closing adjustments to working capital, which we expect to finalize during 2023, and will be reflected as an adjustment to the gain on sale that will be included in discontinued operations, net of tax.
Healthcare business
On December 17, 2021, we completed the sale of our Healthcare business. During the three and six months ended June 30, 2022, we recorded a $0.5 million true-up to the selling price related to this business, which is reflected in the table below.
Discontinued operations, net of tax
The income from discontinued operations, net of tax, reflected in the table below for the three and six months ended June 30, 2022 is related to the non-core businesses from the VF acquisition as well as an incremental gain on sale of discontinued operations, net of tax, related to our Healthcare business. Discontinued operations, net of tax, as reported on our Consolidated Statements of Income for the three and six months ended June 30, 2022, consisted of the following:

(in millions)	Three Months Ended June 30,	Six Months Ended June 30,
	2022
Revenue	$10.9	$10.9
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	4.4	4.7
Selling, general and administrative	4.7	4.6
Total operating expenses	$9.1	$9.3
Operating loss of discontinued operations	1.8	1.6
Non-operating income and (expense)	(1.9)	(2.2)
Loss before income taxes from discontinued operations	$(0.1)	$(0.6)
Provision for income taxes	(0.1)	—
Gain on sale of discontinued operations, net of tax	0.5	0.5
Discontinued operations, net of tax	$0.3	$—
4. Other Current Assets
Other current assets consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Prepaid expenses	$175.6	$145.1
Marketable securities (Note 16)	2.6	2.6
Other	124.3	115.0
Total other current assets	$302.5	$262.7
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
We test goodwill for impairment on an annual basis in the fourth quarter, and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value. During the six months ended June 30, 2023, there were no triggering events that required us to re-evaluate whether any of our reporting units are impaired. This assessment includes our United Kingdom reporting unit which we are continuing to monitor given the calculated excess fair value over carrying value was less than 10% of its carrying value as of October 31, 2022, our annual assessment date.
Goodwill allocated to our reportable segments and the changes in the carrying amount of goodwill during the six months ended June 30, 2023, consisted of the following:

(in millions)	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2022	$3,602.7	$1,269.6	$679.1	$5,551.4
Purchase accounting measurement period adjustments	(0.4)	—	—	(0.4)
Foreign exchange rate adjustment	—	46.2	—	46.2
Balance, June 30, 2023	$3,602.3	$1,315.8	$679.1	$5,597.3
6. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. Intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,058.4	$(392.8)	$1,665.6	$2,048.6	$(330.9)	$1,717.7
Internal use software	2,083.5	(1,130.9)	952.6	1,959.8	(1,029.8)	930.0
Database and credit files	1,365.7	(780.9)	584.9	1,337.7	(725.6)	612.1
Trademarks, copyrights and patents	587.9	(181.4)	406.5	587.7	(173.2)	414.5
Noncompete and other agreements	10.6	(10.1)	0.6	10.5	(9.1)	1.4
Total intangible assets	$6,106.1	$(2,496.0)	$3,610.1	$5,944.1	$(2,268.6)	$3,675.5
Changes in the carrying amount of intangible assets between periods consisted of the following:

(in millions)	Gross	Accumulated Amortization	Net
Balance, December 31, 2022	$5,944.1	$(2,268.6)	$3,675.5
Developed internal use software	116.3	—	116.3
Amortization	—	(209.2)	(209.2)
Foreign exchange rate adjustment	45.7	(18.2)	27.5
Balance, June 30, 2023	$6,106.1	$(2,496.0)	$3,610.1
All amortizable intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over their estimated useful lives.
7. Other Assets

Other assets consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Investments in affiliated companies (Note 8)	$285.2	$265.9
Right-of-use lease assets	117.5	127.4
Interest rate swaps (Notes 11 and 16)	233.1	237.7
Note Receivable (Note 16)	76.7	70.3
Other	94.1	69.7
Total other assets	$806.6	$771.0
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
Investments in affiliated companies consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Cost Method Investments	$235.0	$213.1
Equity Method investments	46.6	49.8
Limited Partnership investment	3.6	3.0
Total investments in affiliated companies (Note 7)	$285.2	$265.9
These balances are included in other assets in the consolidated balance sheets. The increase in Cost Method Investments is due to three new Cost Method Investments made during the first quarter of 2023, two of which are recorded in our U.S. Markets segment and one in our International segment, partially offset by an impairment loss of $9.1 million of a Cost Method Investment in our U.S. Markets segment.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Earnings from equity method investments (Note 17)	$4.9	$3.1	$8.0	$6.1
Dividends received from equity method investments	17.2	10.1	17.2	10.6

9. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Accrued payroll and employee benefits	$144.1	$208.5
Accrued legal and regulatory matters (Note 18)	127.0	125.0
Deferred revenue (Note 13)	117.6	111.9
Operating lease liabilities	34.2	33.7
Income taxes payable	22.0	8.0
Other	55.7	53.5
Total other current liabilities	$500.7	$540.5
The decrease in accrued payroll and employee benefits is due primarily to bonus, commissions and salaries paid during the first quarter of 2023 that were earned in 2022.
10. Other Liabilities
Other liabilities consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Operating lease liabilities	$90.9	$102.0
Unrecognized tax benefits, net of indirect tax effects (Note 15)	41.7	40.1
Put option (Note 16)	16.0	10.0
Deferred revenue (Note 13)	8.1	5.3
Other	17.7	16.5
Total other liabilities	$174.4	$173.9

11. Debt
Debt outstanding consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Senior Secured Term Loan B-6, payable in quarterly installments through December 1, 2028, with periodic variable interest (7.47%[1] at June 30, 2023 and 6.63%[2] at December 31, 2022), net of original issue discount and deferred financing fees of $4.6 million and $26.0 million, respectively, at June 30, 2023, and original issue discount and deferred financing fees of $5.3 million and $29.9 million, respectively, at December 31, 2022	$2,272.9	$2,433.7
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest (6.95%[1] at June 30, 2023 and 6.13%[2] at December 31, 2022), net of original issue discount and deferred financing fees of $2.2 million and $5.4 million, respectively, at June 30, 2023, and original issue discount and deferred financing fees of $2.5 million and $6.2 million, respectively, at December 31, 2022	2,191.3	2,203.3
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest (6.70%[1] at June 30, 2023 and 6.13%[2] at December 31, 2022), net of original issue discount and deferred financing fees of $0.9 million and $0.6 million, respectively, at June 30, 2023, and original issue discount and deferred financing fees of $1.3 million and $0.8 million, respectively, at December 31, 2022	1,004.7	1,033.0
Finance leases	0.1	0.1
Senior Secured Revolving Credit Facility	—	—
Total debt	5,469.1	5,670.1
Less short-term debt and current portion of long-term debt	(114.6)	(114.6)
Total long-term debt	$5,354.5	$5,555.5

1.Periodic variable interest at Term SOFR, plus a credit spread adjustment, or alternate base rate, plus applicable margin.
2.Periodic variable interest at LIBOR or alternate base rate, plus applicable margin.
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
In May 2023, we amended the Senior Secured Credit Facility to replace the reference rate from London Interbank Offered Rate (“LIBOR”) to Term Secured Overnight Financing Rate (“Term SOFR”). We applied the practical expedient for reference rate reform to treat the amendment as a continuation of the existing debt agreement.
During the three and six months ended June 30, 2023, we prepaid $75.0 million and $150.0 million, respectively, of our Senior Secured Term Loan B-6, funded from our cash-on-hand. As a result, we expensed $1.0 million and $2.1 million, respectively, of our unamortized original issue discount and deferred financing fees to other income and expense in our Consolidated Statement of Income. During the six months ended June 30, 2022, we prepaid $400.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand. As a result, we expensed $6.5 million of our unamortized original issue discount and deferred financing fees to other income and expense in our consolidated statement of income.
As of June 30, 2023, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $298.8 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2023, we were in compliance with all debt covenants.
Interest Rate Hedging
Effective May 31, 2023, we amended all our interest rate swaps to replace the reference rate from LIBOR to Term SOFR. We applied the practical expedient for reference rate reform to continue to apply hedge accounting to the existing relationships.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,310.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,576.0 million that amortizes each quarter. The tranche requires us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.

On March 10, 2020, we entered into two interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,090.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 17, 2018, we entered into interest rate swap agreements with various counterparties that effectively fixed our variable rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt at 2.702% and 2.706%. These swap agreements expired on December 30, 2022.
The change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The net change in the fair value of the swaps resulted in an unrealized gain of $42.8 million ($32.1 million, net of tax) and unrealized loss of $4.6 million ($3.5 million, net of tax) for the three and six months ended June 30, 2023, respectively, recorded in other comprehensive income. The net change in the fair value of the swaps resulted in unrealized gains of $47.8 million ($35.9 million, net of tax) and $190.9 million ($143.2 million, net of tax) for the three and six months ended June 30, 2022, respectively, recorded in other comprehensive income. The impact of the swaps was a reduction to interest expense for the three and six months ended June 30, 2023 of $27.8 million ($20.8 million, net of tax) and $50.4 million ($37.8 million, net of tax), respectively. The impact of the swaps was an increase to interest expense for the three and six months ended June 30, 2022 of $8.6 million ($6.5 million, net of tax) and $22.3 million ($16.7 million, net of tax), respectively. We currently expect to recognize a gain of approximately $117.0 million as a reduction to interest expense due to our expectation that the variable rate that we receive will exceed the fixed rates of interest over the next twelve months.
Fair Value of Debt
As of June 30, 2023 and December 31, 2022, the fair value of our Senior Secured Term Loan B-6, excluding original issue discounts and deferred fees was approximately $2,300.6 million and $2,450.5 million, respectively. As of June 30, 2023 and December 31, 2022, the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees was approximately $2,194.9 million and $2,184.4 million, respectively. As of June 30, 2023 and December 31, 2022, the fair value of our Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees, was approximately $1,006.3 million and $1,026.6 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.

12. Stockholders’ Equity
Common Stock Dividends
In the first and second quarter of 2023, we paid dividends of $0.105 per share totaling $20.8 million in each quarter. In the first and second quarter of 2022, we paid dividends of $0.095 per share totaling $18.3 million in each quarter. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
For the three months ended June 30, 2023 and 2022, 0.1 million and less than 0.1 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. For the six months ended June 30, 2023 and 2022, 0.4 million and 0.8 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement with the Company.
Preferred Stock
As of June 30, 2023 and December 31, 2022, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of June 30, 2023 and December 31, 2022.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. There is one material fixed fee contract with a duration of more than one year, and for this contract, we expect to recognize revenue of approximately $117.0 million over the next two years and $48.8 million thereafter.
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
As of June 30, 2023 and 2022, there were 0.3 million anti-dilutive weighted stock-based awards outstanding. As of June 30, 2023 and 2022, there were approximately 0.5 million and 0.2 million, respectively, contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, because the contingencies had not been met.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Income from continuing operations	$57.3	$99.3	$114.3	$151.7
Less: income from continuing operations attributable to noncontrolling interests	(3.3)	(4.1)	(7.6)	(7.7)
Income from continuing operations attributable to TransUnion	$54.1	$95.3	106.8	143.9
Discontinued operations, net of tax	(0.2)	0.3	(0.2)	—
Net income attributable to TransUnion	$53.9	$95.6	$106.5	$143.9

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.28	$0.49	$0.55	$0.75
Discontinued operations, net of tax	—	—	—	—
Net Income attributable to TransUnion	$0.28	$0.50	$0.55	$0.75

Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.28	$0.49	$0.55	$0.75
Discontinued operations, net of tax	—	—	—	—
Net Income attributable to TransUnion	$0.28	$0.49	$0.55	$0.75

Weighted-average shares outstanding:
Basic	193.2	192.5	192.8	192.3
Dilutive impact of stock based awards	0.8	0.6	1.2	0.9
Diluted	194.0	193.1	194.0	193.1
15. Income Taxes
For the three months ended June 30, 2023, we reported an effective tax rate of 25.2%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of increases for foreign withholding taxes, uncertain tax positions, and nondeductible expenses primarily in connection with executive compensation limitations, partially offset by benefits from the foreign rate differential and the research and development credit.
For the six months ended June 30, 2023, we reported an effective tax rate of 24.9%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of increases for foreign withholding taxes, uncertain tax positions, and nondeductible expenses primarily in connection with executive compensation limitations, partially offset by benefits from the foreign rate differential and the research and development credit.
For the three months ended June 30, 2022, we reported an effective tax rate of 22.7%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to nondeductible expenses in connection with acquisition costs and executive compensation limitations, state taxes and other rate-impacting items, partially offset by benefits from the research and development credit, excess tax benefits on stock-based compensation and foreign rate differential.
For the six months ended June 30, 2022, we reported an effective tax rate of 26.1%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters, acquisition costs, executive compensation limitations and state taxes and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation and benefits from the research and development credit.
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $46.9 million as of June 30, 2023, and $45.1 million as of December 31, 2022. The amounts that would affect the effective tax rate if recognized are $31.9 million and $30.5 million, respectively. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $12.0 million as of June 30, 2023, and $10.1 million as of December 31, 2022. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.
16. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2023:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 7 and 11)	$233.1	$—	$233.1	$—
Notes Receivable (Note 7)	76.7	—	76.7	—
Available-for-sale marketable securities (Note 4)	2.6	—	2.6	—
Total	$312.4	$—	$312.4	$—

Liabilities
Put option on Cost Method Investment (Note 10)	$16.0	$—	$—	$16.0
Total	$16.0	$—	$—	$16.0
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 7 and 11)	$237.7	$—	$237.7	$—
Notes Receivable (Note 7)	70.3	—	70.3	—
Available-for-sale marketable securities (Note 4)	2.6	—	2.6	—
Total	$310.6	$—	$310.6	$—

Liabilities
Put option on Cost Method Investment (Note 10)	$10.0	$—	$—	$10.0
Total	$10.0	$—	$—	$10.0
Level 2 instruments consist of foreign exchange-traded corporate bonds, interest rate swaps and notes receivable. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 11, “Debt,” there are three tranches of interest rate swaps. In December 2022, we sold the non-core businesses of our VF acquisition. A portion of the consideration was in the form of a $72.0 million note receivable. The note receivable accrues interest semiannually at a per annum rate of 10.6% and is payable at maturity. The note matures on June 30, 2025, subject to an option of the note issuer to extend the maturity date for two successive terms of three months each, at an increased rate of interest at each extension. The note was initially recorded at fair value of $70.3 million using an income approach for fixed income securities, where contractual cash flows were discounted to present value at a risk-adjusted rate of return in a lattice model framework. The fair value of the note is determined each period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk, and issuer-specific credit risk.
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Gross Revenue:
U.S. Markets:
Financial Services	$331.9	$331.1	$652.5	$635.3
Emerging Verticals	310.2	302.3	610.0	598.0
Total U.S. Markets	$642.1	$633.4	$1,262.5	$1,233.3

International:
Canada	$35.0	$33.1	$66.5	$63.8
Latin America	29.9	29.5	58.5	56.8
United Kingdom	49.0	49.6	96.2	106.0
Africa	14.5	15.6	29.1	30.4
India	51.0	40.2	105.6	85.3
Asia Pacific	22.5	19.0	43.3	35.9
Total International	$201.9	$187.0	$399.1	$378.2

Total Consumer Interactive	$144.0	$147.4	$286.3	$297.0

Total revenue, gross	$988.0	$967.8	$1,948.0	$1,908.5

Intersegment revenue eliminations:
U.S. Markets	$(18.2)	$(17.8)	$(36.1)	$(35.5)
International	(1.4)	(1.5)	(2.8)	(2.9)
Consumer Interactive	(0.5)	(0.3)	(0.9)	(0.5)
Total intersegment eliminations	$(20.0)	$(19.5)	$(39.8)	$(39.0)
Total revenue as reported	$968.0	$948.3	$1,908.2	$1,869.5

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
U.S. Markets Adjusted EBITDA	$222.1	$234.4	$422.1	$451.1
International Adjusted EBITDA	85.3	81.0	171.3	163.0
Consumer Interactive Adjusted EBITDA	67.7	68.0	137.7	137.0
Total	$375.1	$383.5	$731.2	$751.0
Adjustments to reconcile to income from continuing operations before income taxes:
Corporate expenses[1]	$(36.0)	$(33.1)	$(69.8)	$(66.5)
Net interest expense	(68.4)	(50.7)	$(134.3)	(100.2)
Depreciation and amortization	(130.1)	(130.6)	$(259.8)	(259.4)
Stock-based compensation[2]	(24.1)	(20.3)	$(46.3)	(40.8)
Mergers and acquisitions, divestitures and business optimization[3]	(21.5)	(14.0)	$(30.4)	(28.6)
Accelerated technology investment[4]	(17.6)	(8.1)	$(37.3)	(20.1)
Net other[5]	(4.1)	(2.2)	$(8.7)	(37.9)
Net income attributable to non-controlling interests	3.3	4.1	$7.6	7.7
Total adjustments	$(298.5)	$(254.9)	$(579.0)	$(545.8)
Income from continuing operations before income taxes	$76.6	$128.5	$152.2	$205.2
1.Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
2.Consisted of stock-based compensation and cash-settled stock-based compensation.
3.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended June 30, 2023, a $(9.1) million loss on the impairment of a Cost Method Investment; $(5.5) million of Neustar integration costs; a $(5.1) million adjustment to the fair value of a put option liability related to a minority investment; a $(2.5) million adjustment to a liability from a recent acquisition; $(2.4) million of acquisition expenses; a $2.3 million adjustment to fair value of a note receivable; and $0.7 million of reimbursements for transition services related to divested businesses, net of separation expenses.
For the six months ended June 30, 2023, $(11.5) million of Neustar integration costs; a $(9.1) million loss on the impairment of a Cost Method Investment; a $(5.5) million adjustment to the fair value of a put option liability related to a minority investment; $(5.1) million of adjustments to liabilities from a recent acquisition; $(3.8) million of acquisition expenses; a $2.3 million adjustment to fair value of a note receivable; $1.3 million of reimbursements for transition services related to divested businesses, net of separation expenses; and $0.8 million gain on the disposal of a Cost Method Investment.
For the three months ended June 30, 2022, consisted of the following adjustments: $(9.0) million of acquisition expenses; $(7.7) million of Neustar integration costs; $1.8 million of reimbursements for transition services related to divested businesses, net of separation expenses; and a $0.9 million adjustment to the fair value of a put option liability related to a minority investment.
For the six months ended June 30, 2022, consisted of the following adjustments: $(17.9) million of acquisition expenses; $(16.7) million of Neustar integration costs; $5.3 million of reimbursements for transition services related to divested businesses, net of separation expenses; and a $0.8 million adjustment to the fair value of a put option liability related to a minority investment.
4.Represents expenses associated with our accelerated technology investment to migrate to the cloud.

5.Net other consisted of the following adjustments:
For the three months ended June 30, 2023, $(1.0) million of deferred loan fees written off as a result of the prepayment on our debt; and a $(3.1) million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2023, $(2.1) million of deferred loan fees written off as a result of the prepayment on our debt; and a $(6.6) million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended June 30, 2022, $(2.2) million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2022, $(28.4) million for certain legal and regulatory expenses; $(6.5) million of deferred loan fees written off as a result of the prepayments on our debt; and $(3.0) million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
U.S. Markets	$1.0	$0.3	$1.1	$0.7
International	3.9	2.8	7.0	5.4
Total (Note 8)	$4.9	$3.1	$8.0	$6.1
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

As of June 30, 2023 and December 31, 2022, we have accrued $127.0 million and $125.0 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
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
As of June 30, 2023 and December 31, 2022, we have an accrued liability of $56.0 million in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter.
In March 2022, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our tenant and employment screening business, TransUnion Rental Screening Solutions, Inc. (“TURSS”). The NORA letter alleges that Trans Union LLC and TURSS violated the Fair Credit Reporting Act by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. On July 27, 2022, the CFPB’s Enforcement Division advised us that it had obtained authority to pursue an enforcement action jointly with the Federal Trade Commission (“FTC”). We are finalizing a settlement with the CFPB and the FTC regarding this matter, which includes redress, civil monetary penalties and certain business process changes. We continue to believe that our acts and practices are lawful. As of June 30, 2023, we have recorded an accrued liability for an immaterial amount in connection with this matter.
In June 2022, the CFPB informed Trans Union LLC that it intended to issue a NORA letter following an investigation relating to alleged violations of law in connection with the placement and lifting of security freezes resulting from certain system issues. We have corrected associated system issues and have processes in place to monitor and address issues going forward. In August 2022, the TU Entities received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us. On April 14, 2023, the CFPB’s Enforcement Division advised us that it had obtained authority to pursue an enforcement action. We have engaged in initial settlement discussions. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome, which could have a material adverse effect on our results of operations and financial condition. As of June 30, 2023, we have recorded an accrued liability for an immaterial amount in connection with this matter.
Argus Department of Justice Matter
We are cooperating with an investigation originating from the civil division of the United States Attorney’s Office for the Eastern District of Virginia related to Argus’s use of certain data it collected under certain government contracts. We acquired Argus in connection with our acquisition of VF in April 2022. This matter pertains to alleged conduct that commenced before we acquired Argus. We are cooperating with Verisk Analytics, Inc. (the “Seller’) to respond to the Department of Justice’s investigation and, along with the Seller, are engaged in ongoing discussions with the Department of Justice regarding a potential resolution of the matter, with no assurance that the discussions will lead to resolution.

We cannot predict the timing, outcome, or potential impact of this matter, financial or otherwise. Under the stock purchase agreement Trans Union LLC entered into with the Seller pursuant to which we acquired VF, including Argus, the Seller agreed to indemnify us for certain losses with respect to this matter, including all losses directly resulting from any settlement agreement in connection with this matter, including civil monetary penalties, remediation costs and fees and expenses.
19. Revision of Previously Issued Financial Statements
As discussed in Note 1, the Company identified an error in the classification of employee costs related to certain of our recent acquisitions between cost of services and selling, general and administrative in the Consolidated Statements of Income. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Statements of Income previously filed in the Annual Report on Form 10-K and in unaudited Quarterly Reports on Form 10-Q is as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Operating expenses
Cost of services (exclusive of depreciation and amortization)	$308.1	$20.8	$328.9	$606.2	$43.9	$650.0
Selling, general and administrative	327.1	(20.8)	306.3	686.5	(43.9)	642.7
Depreciation and amortization	130.6	—	130.6	259.4	—	259.4
Total operating expenses	$765.8	$—	$765.8	$1,552.1	$—	$1,552.1

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Operating expenses
Cost of services (exclusive of depreciation and amortization)	$305.6	$32.6	$338.2	$911.7	$76.5	$988.2
Selling, general and administrative	333.6	(32.6)	301.0	1,020.1	(76.5)	943.6
Depreciation and amortization	129.6	—	129.6	389.0	—	389.0
Total operating expenses	$768.8	$—	$768.8	$2,320.8	$—	$2,320.8

	Twelve Months Ended December 31, 2022
(in millions)	As Previously Reported	Adjustment	As Revised
Operating expenses
Cost of services (exclusive of depreciation and amortization)	$1,222.9	$105.0	$1,327.9
Selling, general and administrative	1,337.4	(105.0)	1,232.4
Depreciation and amortization	519.0	—	519.0
Total operating expenses	$3,079.3	$—	$3,079.3

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Operating expenses
Cost of services (exclusive of depreciation and amortization)	$324.9	$37.8	$362.7	$298.0	$23.1	$321.1
Selling, general and administrative	340.5	(37.8)	302.7	359.5	(23.1)	336.4
Depreciation and amortization	129.7	—	129.7	128.8	—	128.8
Total operating expenses	$795.1	$—	$795.1	$786.3	$—	$786.3

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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues and results of operations have been and can be significantly influenced by general macroeconomic conditions, including but not limited to, interest rates, inflation, housing demand, the availability of credit and capital, employment levels, and consumer confidence.
During the first six months of 2023, the U.S. labor market remained steady with low unemployment and rising real wages. However, subsiding but still elevated inflation, high energy prices, and continued interest rate increases by the Federal Reserve have all contributed to constrained economic activity. In addition, liquidity challenges within the banking sector, a slowing housing market, lower GDP growth, softening consumer confidence and global geopolitical events, all added to the deterioration of global macroeconomic conditions and increasing recession fears compared with the post-pandemic rebound of 2021 and 2022. These slowing macroeconomic conditions had a more pronounced impact in our developed markets compared with our emerging markets, although the impact of exchange rates had a continuing significant impact on our international segment. The impact of higher interest rates has been particularly acute in the housing sector, where higher borrowing rates significantly impacts both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. The impact of higher interest rates on slowing aggregate demand is expected to result in increased unemployment levels over the next year, which is likely to reduce consumer credit activity. These dynamics impact the comparability of our results of operations, including our revenue and expense, between the periods presented below.
The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations and financial condition, including the carrying value of our long-lived assets such as goodwill and intangible assets.
Effects of Inflation
We believe that inflation has had and we expect will continue to have a negative impact on our business and results of operations, including decreased demand for our services resulting from the Federal Reserve and other central banks continuing to raise interest rates to combat inflation, slowing consumer spending on non-essential goods and services, and consequently lower demand for credit. The impact of elevated but subsiding levels of inflation and the resulting response by the Federal Reserve and other central banks to raise interest rates could have a material adverse impact on various aspects of our business in the future.
Developments that Impact Comparability Between Periods
The following developments impact the comparability of our balance sheets, results of operations and cash flows between periods:

On June 30, 2023, March 31, 2023, December 30, 2022 and January 31, 2022, we prepaid $75.0 million, $75.0 million, $200.0 million and $400.0 million, respectively, of our Senior Secured Term Loan B-6, funded from our cash-on-hand. These transactions affect the comparability of interest expense between 2023 and 2022, as further discussed in “Results of Operations – Non-Operating Income and (Expense) – Interest Expense” below.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. These swaps replaced other swaps that expired in December 30, 2022. The swaps commenced on December 30, 2022, and expire on December 31,

2024, with a current aggregate notional amount of $1,310.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On April 12, 2022, after failed settlement negotiations with the Consumer Financial Protection Bureau (“CFPB”) regarding a certain regulatory matter, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. and our former President of Consumer Interactive. During the first quarter of 2022, we recorded an incremental $29.5 million of expense related to this matter. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 18, “Contingencies,” for further information about this matter.
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

Results of Operations —Three and Six Months Ended June 30, 2023 and 2022
For the three and six months ended June 30, 2023 and 2022, our results of operations were as follows:

	Three months ended		Change		Six months ended		Change
	June 30,		2023 vs. 2022		June 30,		2023 vs. 2022
	2023	2022			2023	2022	$	%
Revenue	$968.0	$948.3	$19.7	2.1%	$1,908.2	$1,869.5	$38.7	2.1%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)[1]	365.5	328.9	36.6	11.1%	728.2	650.0	78.1	12.0%
Selling, general and administrative[1]	314.0	306.3	7.8	2.5%	616.7	642.7	(26.0)	(4.0)%
Depreciation and amortization	130.1	130.6	(0.5)	(0.4)%	259.8	259.4	0.4	0.2%
Total operating expenses	809.6	765.8	43.8	5.7%	1,604.7	1,552.1	52.6	3.4%
Operating income	158.4	182.5	(24.1)	(13.2)%	303.6	317.4	(13.9)	(4.4)%
Non-operating income and (expense)
Interest expense	(72.6)	(51.9)	(20.7)	40.0%	(144.4)	(102.1)	(42.4)	41.5%
Interest income	4.3	1.2	3.1	nm	10.1	1.9	8.2	nm
Earnings from equity method investments	4.9	3.1	1.7	55.7%	8.0	6.1	1.9	30.4%
Other income and (expense), net	(18.3)	(6.4)	(11.8)	nm	(25.0)	(18.2)	(6.9)	37.6%
Total non-operating income and (expense)	(81.7)	(54.0)	(27.8)	51.5%	(151.4)	(112.2)	(39.2)	34.9%
Income from continuing operations before income taxes	76.6	128.5	(51.9)	(40.4)%	152.2	205.2	(53.0)	(25.8)%
Provision for income taxes	(19.3)	(29.2)	9.9	(33.9)%	(37.9)	(53.5)	15.7	(29.3)%
Income from continuing operations	57.3	99.3	(42.0)	(42.3)%	114.3	151.7	(37.3)	(24.6)%
Discontinued operations, net of tax	(0.2)	0.3	(0.5)	nm	(0.2)	—	(0.2)	nm
Net income	57.2	99.6	(42.5)	(42.6)%	114.1	151.6	(37.5)	(24.7)%
Less: net income attributable to noncontrolling interests	(3.3)	(4.1)	0.8	(20.1)%	(7.6)	(7.7)	0.2	(2.4)%
Net income attributable to TransUnion	$53.9	$95.6	$(41.6)	(43.6)%	$106.5	$143.9	$(37.3)	(26.0)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.We revised prior period Consolidated Statements of Income to correct the classification of certain employee related expenses between cost of services and selling, general and administrative. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” and Note 19, “Revision of Previously Issued Financial Statements.”
Revenue
For the three months ended June 30, 2023, revenue increased $19.7 million, or 2.1%, compared with the same period in 2022, due primarily to growth in our International and U.S. Markets segments, partially offset by a decrease in our Consumer Interactive segment and a decrease from the impact of foreign currencies.
For the six months ended June 30, 2023, revenue increased $38.7 million, or 2.1%, compared with the same period in 2022, due primarily to a 1.1% increase from our recent acquisition in the U.S. Markets segment and organic growth in our International and U.S. Markets segments, partially offset by a decrease in our Consumer Interactive segment and a decrease from the impact of foreign currencies.

Operating Expenses
We revised prior period Consolidated Statements of Income to correct the classification of certain employee related expenses between cost of services and selling, general and administrative. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” and Note 19, “Revision of Prior Period Financial Statements.”
Cost of Services
Cost of services increased $36.6 million and $78.1 million for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022.
The increase was due primarily to:
•an increase in variable product costs resulting from the increase in revenue in our U.S. Markets and International segments and an increase in certain product cost pricing primarily in our U.S. Markets segment;
•an increase in costs from our accelerated technology investment;
•an increase in labor costs, including incentive compensation, primarily in our U.S. Markets and International segments; and
•an increase in operating costs from our April 2022 acquisition in our U.S. Markets segment in the six-month period, partially offset by:
•the impact of foreign currencies on the expenses of our International operations.
Selling, General and Administrative
Selling, general and administrative expenses increased $7.8 million and decreased $26.0 million for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022.
The increase in the three-month period was due primarily to:
•an increase in labor costs, including incentive compensation, primarily in our International segment and in corporate, partially offset by:
•a decrease in advertising expense;
•a decrease in integration-related costs for our 2021 and 2022 acquisitions in our U.S. Markets and Consumer Interactive segments; and
•the impact of foreign currencies on the expenses of our International segment.
The decrease in the six-month period was due primarily to:
•a decrease in certain legal and regulatory expenses;
•a decrease in advertising expense, primarily in our Consumer Interactive segment;
•a decrease in integration-related costs for our 2021 and 2022 acquisitions in our U.S. Markets and Consumer Interactive segment; and
•the impact of foreign currencies on the expenses of our International segment.
partially offset by:
•an increase in labor costs, including incentive compensation, primarily in our International segment and in corporate; and
•an increase in operating costs from our April 2022 acquisition in our U.S. Markets segment.
Depreciation and Amortization
Depreciation and amortization decreased $0.5 million and increased $0.4 million for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022.
Non-Operating Income and Expense

Interest expense
On June 30, 2023, March 31, 2023, December 30, 2022 and January 31, 2022, we prepaid $75.0 million, $75.0 million, $200.0 million and $400.0 million, respectively, of our Senior Secured Term Loan B-6, funded from our cash-on-hand. The interest rate on our debt is variable and based on Term SOFR. Approximately 72.2% of this debt is hedged with interest rate swaps.
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
For the three and six months ended June 30, 2023, interest expense increased $20.7 million and $42.4 million, respectively, compared with the same periods in 2022. This increase was due to the impact of an increase in the average periodic variable interest rate on the unhedged portion of our debt, partially offset by a decrease in outstanding principal balance due to the prepayments made in 2022 and 2023.
For the three and six months ended June 30, 2023, interest income increased $3.1 million and $8.2 million, respectively, compared with the same periods in 2022. This increase was due to interest earned on the note receivable discussed in Note 16, “Fair Value,” and the increase in interest rates.
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(2.4)	$(9.0)	$6.6	nm	$(3.8)	$(17.9)	$14.1	nm
Loan fees	(1.5)	(0.4)	(1.1)	nm	(3.2)	(7.3)	4.1	(56.2)%
Other income (expense), net	(14.3)	3.0	(17.3)	nm	(18.0)	7.0	(25.0)	nm
Total other income and (expense), net	$(18.3)	$(6.4)	$(11.9)	nm	$(25.0)	$(18.2)	$(6.8)	37.4%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred in each period for various acquisition-related efforts, and include costs related to our acquisition of Argus in 2022.
Loan fees
Loan fees include deferred financing fees written off as a result of prepayments made on our debt. For the six months ended June 30, 2023 and 2022, loan fees included $2.1 million and $6.5 million, respectively, of our deferred financing fees written off as a result of the $150.0 million and $400.0 million prepayments of our Senior Secured Term Loan B-6.
Other income and (expense), net
The three and six and months ended June 30, 2023 includes a $9.1 million loss on the impairment of a Cost Method Investment, a $5.1 million adjustment to the fair value of a put option liability related to a minority investment, gains and losses on other Cost Method investments, currency remeasurement gains and losses, dividends received from Cost Method Investments, and other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended June 30, 2023, we reported an effective tax rate of 25.2%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of increases for foreign withholding taxes, uncertain tax positions, and nondeductible expenses primarily in connection with executive compensation limitations, partially offset by benefits from the foreign rate differential and the research and development credit.
For the six months ended June 30, 2023, we reported an effective tax rate of 24.9%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of increases for foreign withholding taxes, uncertain tax positions, and nondeductible expenses primarily in connection with executive compensation limitations, partially offset by benefits from the foreign rate differential and the research and development credit.
For the three months ended June 30, 2022, we reported an effective tax rate of 22.7%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to nondeductible expenses in connection with acquisition costs and executive compensation limitations, state taxes and other rate-impacting items, partially offset by benefits from the research and development credit, excess tax benefits on stock-based compensation and the foreign rate differential.
For the six months ended June 30, 2022, we reported an effective tax rate of 26.1%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters, acquisition costs, executive compensation limitations and state taxes and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation and benefits from the research and development credit.
Segment Results of Operations—Three and Six Months Ended June 30, 2023 and 2022:
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the three and six months ended June 30, 2023 and 2022, our segment revenue and segment Adjusted EBITDA were as follows:
For the three and six months ended June 30, 2023 and 2022, these key performance indicators were as follows:

Revenue, Adjusted EBITDA and Adjusted EBITDA margin by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue:
U.S. Markets gross revenue
Financial Services	$331.9	$331.1	$0.8	0.2%	$652.5	$635.3	$17.2	2.7%
Emerging Verticals	310.2	302.3	7.9	2.6%	610.0	598.0	12.0	2.0%
U.S. Markets gross revenue	$642.1	$633.4	$8.7	1.4%	$1,262.5	$1,233.3	$29.2	2.4%

International:
Canada	$35.0	$33.1	$1.9	5.8%	$66.5	$63.8	$2.7	4.2%
Latin America	29.9	29.5	0.4	1.3%	58.5	56.8	1.7	3.0%
United Kingdom	49.0	49.6	(0.6)	(1.2)%	96.2	106.0	(9.8)	(9.3)%
Africa	14.5	15.6	(1.2)	(7.4)%	29.1	30.4	(1.3)	(4.2)%
India	51.0	40.2	10.8	26.9%	105.6	85.3	20.3	23.8%
Asia Pacific	22.5	19.0	3.5	18.4%	43.3	35.9	7.3	20.5%
International gross revenue	$201.9	$187.0	$14.9	8.0%	$399.1	$378.2	$20.9	5.5%

Consumer Interactive	$144.0	$147.4	$(3.4)	(2.3)%	$286.3	$297.0	$(10.7)	(3.6)%

Total gross revenue	$988.0	$967.8	$20.2	2.1%	$1,948.0	$1,908.5	$39.5	2.1%

Adjusted EBITDA:
U.S. Markets	222.1	234.4	(12.3)	(5.2)%	422.1	451.1	(28.9)	(6.4)%
International	85.3	81.0	4.3	5.3%	171.3	163.0	8.3	5.1%
Consumer Interactive	67.7	68.0	(0.3)	(0.5)%	137.7	137.0	0.8	0.6%

Adjusted EBITDA margin:
U.S. Markets	34.6%	37.0%		(2.4)%	33.4%	36.6%		(3.1)%
International	42.3%	43.3%		(1.1)%	42.9%	43.1%		(0.2)%
Consumer Interactive	47.0%	46.2%		0.9%	48.1%	46.1%		2.0%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
U.S. Markets revenue increased $8.7 million, or 1.4%, and $29.2 million, or 2.4%, for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022. The increase was due primarily to an increase in our Emerging verticals and a 1.7% increase in the six-month period due to our acquisition of Argus.
Financial Services: Revenue increased $0.8 million, or 0.2% and $17.2 million, or 2.7% for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022. Our Mortgage line of business increased in both periods, but more significantly in the three-month period, due primarily to price increases, partially offset by volume declines due to higher interest rates. Our Auto line of business also increased in both periods due to price increases and an increase in volumes in the six-month period, with a decline in volume in the three-month period. Our Consumer Lending line of business decreased in both periods due to macroeconomic uncertainty driving a decline in marketing activity. And our Card and Banking line of business also decreased in both periods, due primarily to a decrease in the three-month period from reduced batch activity that was partially offset by an increase in online volumes. We anticipate interest rates will remain high and continue to impact our Financial Services business.

Emerging Verticals: Revenue increased $7.9 million, or 2.6% and $12.0 million or 2.0%, for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022. For the three-month period the increase was due to increases in our Technology, Insurance, Services & Collections and Media verticals, partially offset by a decrease in the Public Sector and Tenant and Employment vertical. For the six-month period, the increase was due to increases in our Technology, Insurance and Services & Collections verticals, partially offset by a decrease in the Media, Public Sector and Tenant and Employment verticals.
Adjusted EBITDA
For the three and six months ended June 30, 2023, Adjusted EBITDA decreased $12.3 million and $28.9 million, respectively, primarily due to higher variable product costs, partially offset by an increase in revenue and a decrease in certain legal and regulatory expenses in the six-month period.
For the three and six months ended June 30, 2023, Adjusted EBITDA margin decreased, due primarily to a shift in the revenue mix and the lower margin profile of the Argus business.
International Segment
Revenue
International revenue increased $14.9 million, or 8.0%, and $20.9 million, or 5.5%, for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022, due primarily to higher local currency revenue in all regions except for the United Kingdom, driven by increased volumes from improving economic conditions and new product initiatives, partially offset by a decrease of 5.2% and 7.0% in each respective period from the impact of foreign currencies.
Canada: Revenue increased $1.9 million, or 5.8%, and $2.7 million, or 4.2%, for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022. The increase was due primarily to higher local currency revenue from new business wins at a large bank, share-shifts from key customers and other volume increases, partially offset by a decrease in revenue of 5.5% and 6.2% in each respective period from the impact of foreign currencies.
Latin America: Revenue increased $0.4 million, or 1.3%, and $1.7 million or 3.0%, for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022. The increase was due primarily to higher local currency revenue from broad-based growth across several of our markets, including ongoing new business wins and expansion of our new solutions, partially offset by a decrease in revenue of 3.9% and 5.2% in each respective period from the impact of foreign currencies.
United Kingdom: Revenue decreased $0.6 million, or 1.2%, and $9.8 million, or 9.3%, for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022. The decrease was primarily driven by the impact of a one-time contract in the prior year and a decrease in revenue of 0.6% and 4.9% in each respective period from the impact of foreign currencies, partially offset by volume growth from new products at key Financial Services customers.
Africa: Revenue decreased $1.2 million, or 7.4%, and $1.3 million, or 4.2%, for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022. The decrease was primarily driven by a 17.6% and 16.4% impact of foreign currencies in each respective period. Excluding the impact of foreign currency, local currency revenue increased due to meaningful new business wins and contract renewals as well as growth in emerging countries and emerging verticals.
India: Revenue increased $10.8 million, or 26.9%, and $20.3 million, or 23.8%, for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022, due primarily to higher local currency revenue from growth in consumer and commercial credit markets fueled by healthy consumers who continued to spend despite rising inflation, including fraud, employment screening and consumer offerings, partially offset by a decrease of 8.3% and 10.0% in each respective period from the impact of foreign currencies.
Asia Pacific: Revenue increased $3.5 million, or 18.4%, and $7.3 million, or 20.5%, for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022, due primarily to higher local currency revenue from increased volumes resulting from improved macroeconomic conditions, including new business in the financial services market, new product adoptions and increased volume in our consumer offerings, partially offset by a decrease of 1.6% and 1.9% in each respective period from the impact of foreign currencies.
Adjusted EBITDA
For the three and six months ended June 30, 2023, Adjusted EBITDA increased $4.3 million and $8.3 million, respectively, due primarily to an increase in revenue, partially offset by an increase in labor costs to support growth initiatives in certain regions.

For the three and six months ended June 30, 2023, Adjusted EBITDA margins for the International segment decreased due primarily to an increase in labor costs to support growth initiatives in certain regions, partially offset by an increase in local currency revenue and improving market conditions in most of our regions.
Consumer Interactive Segment
Revenue
Consumer Interactive revenue decreased $3.4 million, or 2.3%, and $10.7 million, or 3.6%, respectively, for the three and six months ended June 30, 2023, compared with the same periods in 2022, due primarily to a decrease in revenue in our direct channel as reduced advertising and slowing macroeconomic conditions significantly reduced consumer demand for our paid credit products, partially offset by an increase in revenue in our indirect channel. In our indirect channel, revenue increased due primarily to higher volumes and new contracts with existing customers, partially offset by a prior year breach services contract.
Adjusted EBITDA
Adjusted EBITDA was relatively flat as the decrease in advertising expense was partially offset by a decrease in revenue.
For the three and six months ended June 30, 2023, Adjusted EBITDA margin for the Consumer Interactive segment increased due to a decrease in advertising costs and revenue growth in our indirect channel, partially offset by a decrease in revenue in our direct channel.

Non-GAAP measures—Three and Six Months Ended June 30, 2023 and 2022:
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
We define Adjusted Net Income as net income (loss) attributable to TransUnion, less discontinued operations, net of tax, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses, including Neustar integration-related expenses, plus certain accelerated technology investment expenses, plus (less) certain other expenses (income), plus amortization of certain intangible assets, plus or minus the total adjustment for income taxes included in our Adjusted Provision for Income Taxes. We define Adjusted Diluted Earnings per Share as Adjusted Net Income divided by the weighted-average diluted shares outstanding. We define Adjusted Provision for Income Taxes as our provision for income taxes, plus or minus the tax impact on the adjustment included in Adjusted Net Income, plus or minus the impact of excess tax benefits for share compensation, plus or minus other items that relate to prior periods such as valuation allowance changes, deferred tax rate and return-to-provision adjustments, and other unusual items that are included in our provision for income taxes. We define Adjusted Effective Tax Rate as Adjusted Provision for Income Taxes divided by Adjusted Net Income.
We define Leverage Ratio as net debt divided by Consolidated Adjusted EBITDA for the most recent twelve-month period including twelve months of Adjusted EBITDA from significant acquisitions. Net debt is defined as total debt less cash and cash equivalents as reported on the balance sheet as of the end of the period.
For the three and six months ended June 30, 2023 and 2022, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2023 vs. 2022				2023 vs. 2022
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Reconciliation of net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$53.9	$95.6	$(41.6)	(43.5)%	$106.5	$143.9	$(37.4)	(26.0)%
Discontinued operations, net of tax	0.2	(0.3)	0.5	nm	0.2	—	0.2	nm
Income from continuing operations attributable to TransUnion	$54.1	$95.3	$(41.2)	(43.2)%	$106.8	$143.9	$(37.1)	(25.8)%
Net interest expense	68.4	50.7	17.7	34.9%	134.3	100.2	34.2	34.1%
Provision for income taxes	19.3	29.2	(9.9)	(33.9)%	37.9	53.5	(15.7)	(29.3)%
Depreciation and amortization	130.1	130.6	(0.5)	(0.4)%	259.8	259.4	0.4	0.2%
EBITDA	$271.8	$305.7	$(33.9)	(11.1)%	$538.8	$557.1	$(18.3)	(3.3)%
Adjustments to EBITDA:
Stock-based compensation[1]	24.1	20.3	3.8	18.9%	46.3	40.8	5.4	13.3%
Mergers and acquisitions, divestitures and business optimization[2]	21.5	14.0	7.5	53.5%	30.4	28.6	1.8	6.3%
Accelerated technology investment[3]	17.6	8.1	9.5	nm	37.3	20.1	17.1	85.2%
Net other[4]	4.1	2.2	1.9	88.1%	8.7	37.9	(29.2)	(77.0)%
Total adjustments to EBITDA	$67.3	$44.6	$22.7	51.0%	$122.7	$127.5	$(4.8)	(3.8)%
Consolidated Adjusted EBITDA	$339.1	$350.3	$(11.2)	(3.2)%	$661.5	$684.5	$(23.1)	(3.4)%

Net income attributable to TransUnion margin	5.6%	10.1%		(4.5)%	5.6%	7.7%		(2.1)%
Consolidated Adjusted EBITDA margin[5]	35.0%	36.9%		(1.9)%	34.7%	36.6%		(2.0)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Consisted of stock-based compensation, including amounts which are cash settled.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended June 30, 2023, a $9.1 million loss on the impairment of a Cost Method Investment; $5.5 million of Neustar integration costs; a $5.1 million adjustment to the fair value of a put option liability related to a minority investment; a $2.5 million adjustment to a liability from a recent acquisition; $2.4 million of acquisition expenses; a $(2.3) million adjustment to the fair value of a note receivable; and $(0.7) million of reimbursements for transition services related to divested businesses, net of separation expenses.
For the six months ended June 30, 2023, $11.5 million of Neustar integration costs; a $9.1 million loss on the impairment of a Cost Method Investment; a $5.5 million adjustment to the fair value of a put option liability related to a minority investment; $5.1 million of adjustments to liabilities from a recent acquisition; $3.8 million of acquisition expenses; a $(2.3) million adjustment to fair value of a note receivable; $(1.3) million of reimbursements for transition services related to divested businesses, net of separation expenses; and a $(0.8) million gain on the disposal of a Cost Method Investment.
For the three months ended June 30, 2022, $9.0 million of acquisition expenses; $7.7 million of Neustar integration costs; $(1.8) million of reimbursements for transition services related to divested businesses, net of separation expenses; and a $(0.9) million adjustment to fair value of a put option related to a minority investment.
For the six months ended June 30, 2022, $17.9 million of acquisition expenses; $16.7 million of Neustar integration costs; $(5.3) million of reimbursements for transition services related to divested businesses, net of separation expenses; and a $(0.8) million adjustment to the fair value of a put option related to a minority investment.
3.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
4.Net other consisted of the following adjustments:

For the three months ended June 30, 2023, $1.0 million of deferred loan fees written off as a result of the prepayment on our debt; and a $3.1 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2023, $2.1 million of deferred loan fees written off as a result of the prepayment on our debt; and a $6.6 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended June 30, 2022, $2.2 million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
For the six months ended June 30, 2022, $28.4 million for certain legal and regulatory expenses; $6.5 million of deferred loan fees written off as a result of the prepayments on our debt; and $3.0 million of net other, which includes net losses from currency remeasurement of our foreign operations, loan fees and other.
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
Consolidated Adjusted EBITDA decreased $11.2 million and $23.1 million for the three and six months ended June 30, 2023, compared with the same periods in 2022.
The decrease was due primarily to:
•an increase in labor costs as we continue to invest in key strategic growth initiatives; and
•operating costs of our 2022 acquisition,
partially offset by:
•    a decrease in advertising expense; and
• an increase in revenue.
Consolidated Adjusted EBITDA Margin
For the three and six months ended June 30, 2023, Adjusted EBITDA margin decreased due primarily to lower margins from our recent acquisitions and higher variable product costs in our U.S. Markets segment.

Adjusted Net Income, Adjusted Diluted Earnings Per Share

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2023 vs. 2022				2023 vs. 2022
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Reconciliation of net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$53.9	$95.6	$(41.6)	(43.6)%	$106.5	$143.9	$(37.3)	(26.0)%
Discontinued operations, net of tax	0.2	(0.3)	0.5	nm	0.2	—	0.2	nm
Income from continuing operations attributable to TransUnion	$54.1	$95.3	$(41.2)	(43.2)%	$106.8	$143.9	$(37.2)	(25.8)%
Adjustments before income tax items:
Stock-based compensation[1]	24.1	20.3	3.8	18.9%	46.3	40.8	5.4	13.3%
Mergers and acquisitions, divestitures and business optimization[2]	21.5	14.0	7.5	53.5%	30.4	28.6	1.8	6.3%
Accelerated technology investment[3]	17.6	8.1	9.5	nm	37.3	20.1	17.1	85.2%
Net other[4]	4.0	1.8	2.2	nm	7.8	37.0	(29.3)	nm
Amortization of certain intangible assets[5]	73.9	78.2	(4.3)	(5.5)%	149.1	154.4	(5.3)	(3.4)%
Total adjustments before income tax items	$141.2	$122.4	$18.8	15.3%	$270.8	$281.1	$(10.2)	(3.6)%
Change in provision for income taxes	(28.8)	(28.1)	(0.6)	2.2%	(55.7)	(56.6)	0.9	(1.7)%
Adjusted Net Income	$166.5	$189.5	$(23.0)	(12.1)%	$321.9	$368.3	$(46.4)	(12.6)%

Weighted-average shares outstanding:
Basic	193.2	192.5	nm	nm	192.8	192.3	nm	nm
Diluted	194.0	193.1	nm	nm	194.0	193.1	nm	nm

Adjusted Earnings per Share:
Basic	$0.86	$0.98	$(0.12)	(12.5)%	$1.67	$1.92	$(0.25)	(12.8)%
Diluted	$0.86	$0.98	$(0.12)	(12.6)%	$1.66	$1.91	$(0.25)	(13.0)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of diluted earnings per share from net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Net income attributable to TransUnion	$0.28	$0.49	$0.55	$0.75
Discontinued operations, net of tax	—	—	—	—
Income from continuing operations attributable to TransUnion	$0.28	$0.49	$0.55	$0.75
Adjustments before income tax items:
Stock-based compensation[1]	0.12	0.10	0.24	0.21
Mergers and acquisitions, divestitures and business optimization[2]	0.11	0.07	0.16	0.15
Accelerated technology investment[3]	0.09	0.04	0.19	0.10
Net other[4]	0.02	0.01	0.04	0.19
Amortization of certain intangible assets[5]	0.38	0.41	0.77	0.80
Total adjustments before income tax items	$0.73	$0.63	$1.40	$1.46
Change in provision for income taxes	(0.15)	(0.15)	(0.29)	(0.29)
Adjusted Diluted Earnings per Share	$0.86	$0.98	$1.66	$1.91
As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.
1.Consisted of stock-based compensation, including amounts which are cash settled.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended June 30, 2023, a $9.1 million loss on the impairment of a Cost Method Investment; $5.5 million of Neustar integration costs; a $5.1 million adjustment to the fair value of a put option liability related to a minority investment; a $2.5 million adjustment to a liability from a recent acquisition; $2.4 million of acquisition expenses; a $(2.3) million adjustment to the fair value of a note receivable; and $(0.7) million of reimbursements for transition services related to divested businesses, net of separation expenses.
For the six months ended June 30, 2023, $11.5 million of Neustar integration costs; a $9.1 million loss on the impairment of a Cost Method Investment; a $5.5 million adjustment to the fair value of a put option liability related to a minority investment; $5.1 million of adjustments to liabilities from a recent acquisition; $3.8 million of acquisition expenses; a $(2.3) million adjustment to fair value of a note receivable; $(1.3) million of reimbursements for transition services related to divested businesses, net of separation expenses; and a $(0.8) million gain on the disposal of a Cost Method Investment.
For the three months ended June 30, 2022, $9.0 million of acquisition expenses; $7.7 million of Neustar integration costs; $(1.8) million of reimbursements for transition services related to divested businesses, net of separation expenses; and a $(0.9) million adjustment to fair value of a put option related to a minority investment.
For the six months ended June 30, 2022, $17.9 million of acquisition expenses; $16.7 million of Neustar integration costs; $(5.3) million of reimbursements for transition services related to divested businesses, net of separation expenses; and a $(0.8) million adjustment to the fair value of a put option related to a minority investment.
3.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
4.Net other consisted of the following adjustments:
For the three months ended June 30, 2023, $1.0 million of deferred loan fees written off as a result of the prepayment on our debt; and a $3.0 million net loss from currency remeasurement of our foreign operations and other.
For the six months ended June 30, 2023, $2.1 million of deferred loan fees written off as a result of the prepayment on our debt; and a $5.7 million net loss from currency remeasurement of our foreign operations and other.
For the three months ended June 30, 2022, $1.8 million of net other, which includes net losses from currency remeasurement of our foreign operations and other.
For the six months ended June 30, 2022, $28.4 million for certain legal and regulatory expenses; $6.5 million of deferred loan fees written off as a result of the prepayments on our debt; and $2.1 million of net other, which includes net losses from currency remeasurement of our foreign operations and other.

5.Consisted of amortization of intangible assets from our 2012 change-in-control transaction and amortization of intangible assets established in business acquisitions after our 2012 change-in-control transaction.
Adjusted Net Income
For the three and six months ended June 30, 2023, the decrease in Adjusted Net Income was due primarily to an increase in interest expense and a decrease in operating income, partially offset by a decrease in Adjusted Provision for Income Taxes.
Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from continuing operations before income taxes	$76.6	$128.5	$152.2	$205.2
Total adjustments before income tax items from Adjusted Net Income table above	141.2	122.4	270.8	281.1
Adjusted income from continuing operations before income taxes	$217.8	$250.9	$423.0	$486.3

Reconciliation of provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	(19.3)	(29.2)	(37.9)	(53.5)
Adjustments for income taxes:
Tax effect of above adjustments[1]	(32.6)	(28.2)	(62.2)	(56.6)
Eliminate impact of excess tax expenses/(benefits) for stock-based compensation	0.6	(0.8)	2.1	(5.0)
Other[2]	3.2	0.8	4.4	4.9
Total adjustments for income taxes	$(28.8)	$(28.1)	$(55.7)	$(56.6)
Adjusted Provision for Income Taxes	$(48.1)	$(57.3)	$(93.6)	$(110.2)

Effective tax rate	25.2%	22.7%	24.9%	26.1%
Adjusted Effective Tax Rate	22.1%	22.8%	22.1%	22.7%

As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Tax rates used to calculate the tax expense impact are based on the nature of each item.
2.For the three months ended June 30, 2023, $1.3 million of valuation allowances related to prior periods; $1.2 million of adjustments related to prior periods including audits and return-to-provision; $0.4 million of deferred tax rate adjustments; and $0.3 million of other adjustments.
For the six months ended June 30, 2023, $1.3 million of other adjustments; $1.2 million of adjustments related to prior periods including audits and return-to-provision; $1.1 million of valuation allowances related to prior periods; and $0.8 million of deferred tax rate adjustments.
For the three months ended June 30, 2022, $0.5 million of other adjustments and $0.3 million of deferred tax rate adjustments.
For the six months ended June 30, 2022, $2.4 million of deferred tax rate adjustments, $2.0 million of other adjustments and $0.5 million of valuation allowances related to prior periods.
Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 22.1% and 22.8% for the three months ended June 30, 2023 and 2022, respectively, each of which is higher than the 21.0% U.S. federal corporate statutory rate, due primarily to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.
We reported an adjusted tax rate of 22.1% and 22.7% for the six months ended June 30, 2023 and 2022, respectively, each of which is higher than the 21.0% U.S. federal corporate statutory rate, due primarily to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.

Leverage Ratio

(dollars in millions)	Trailing Twelve Months Ended June 30, 2023
Reconciliation of net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$232.1
Discontinued operations, net of tax	(17.2)
Income from continuing operations attributable to TransUnion	$215.0
Net interest expense	260.4
Provision for income taxes	104.2
Depreciation and amortization	519.4
EBITDA	$1,099.0
Adjustments to EBITDA:
Stock-based compensation[1]	$86.5
Mergers and acquisitions, divestitures and business optimization[2]	52.5
Accelerated technology investment[3]	68.5
Net other[4]	16.9
Total adjustments to EBITDA	$224.5
Leverage Ratio Adjusted EBITDA	$1,323.5

Total debt	$5,469.1
Less: Cash and cash equivalents	442.0
Net Debt	$5,027.1

Ratio of Net Debt to Net income attributable to TransUnion	21.7
Leverage Ratio	3.8
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Consisted of stock-based compensation, including amounts which are cash settled.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments: $27.9 million of Neustar integration costs; a $13.7 million loss on the impairment of Cost Method Investments; $9.6 million of acquisition expenses; a $5.6 million adjustment to the fair value of a put option liability related to a minority investment; a $5.1 million adjustment to a liability from a recent acquisition; a $(0.8) million gain on disposal of a Cost Method investment; a $(2.3) million adjustment to the fair value of a note receivable; $(2.8) million of reimbursements for transition services related to divested businesses, net of separation expenses; and a $(3.4) million gain related to a government tax reimbursement from a recent business acquisition.
3.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
4.Net other consisted of the following adjustments: a $10.4 million net loss from currency remeasurement of our foreign operations, loan fees and other; and $6.4 million of deferred loan fees written off as a result of the prepayments on our debt.

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
Cash and cash equivalents totaled $442.0 million and $585.3 million at June 30, 2023, and December 31, 2022, respectively, of which $276.8 million and $303.4 million was held outside the United States in each respective period. As of June 30, 2023, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $298.8 million available.
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
During the six months ended June 30, 2023, we prepaid $150.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand.
In the second quarter of 2023, we paid dividends of $0.105 per share totaling $20.8 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our board.
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

Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Cash provided by (used in) operating activities of continuing operations	$292.9	$(115.4)	$408.3
Cash used in investing activities of continuing operations	(186.1)	(676.2)	490.1
Cash used in financing activities of continuing operations	(254.2)	(521.8)	267.6
Cash flows of discontinued operations and effect of exchange rate changes on cash and cash equivalents	4.1	(7.2)	11.3
Net change in cash and cash equivalents	$(143.3)	$(1,320.6)	$1,177.3
Operating Activities
The increase in cash provided by continuing operations was due primarily to prior year taxes paid on the gain from the divestiture of our Healthcare business and lower bonus and commission payments in the current year, partially offset by an increase in interest expense.
Investing Activities
The decrease in cash used in investing activities of continuing operations was due primarily to the acquisition of Argus in the prior year.
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
Cash paid for capital expenditures increased $22.3 million, from $121.3 million for the six months ended June 30, 2022, to $143.6 million for the six months ended June 30, 2023.
Debt
Hedges
Effective May 31, 2023, we amended all our interest rate swaps to replace the reference rate from LIBOR to Term SOFR. We applied the practical expedient for reference rate reform to continue to apply hedge accounting to the existing relationships.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,310.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,576.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,090.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2023, we were in compliance with all debt covenants.
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
Interest Rate Risk

Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $300.0 million Senior Secured Revolving Line of Credit. Interest rates on these borrowings are based, at our election, on Term SOFR plus a credit spread adjustment, or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2022, essentially all of our outstanding debt was variable-rate debt. We currently have several interest rate hedge instruments that effectively fix our variable interest rate exposure on approximately 72.2% of our outstanding debt. Based on the amount of unhedged outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future, our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates, or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors. During the second quarter of 2023, a 10% change in the average Term SOFR rates utilized in the calculation of our actual interest expense would have increased our interest expense by $7.3 million.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30	1,004	$64.10	—	$166.5
May 1 to May 31	22,292	66.78	—	$166.5
June 1 to June 30	10,164	75.24	—	$166.5
Total	33,460	$69.27	—
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
ITEM 5. OTHER INFORMATION
On April 28, 2023, Jennifer A. Williams, Senior Vice President, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 335 shares of the Company’s common stock until April 26, 2024.

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fourth Amended and Restated Bylaws of TransUnion amended as of November 18, 2022 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed November 23, 2022).

10.1**	Amendment No. 20 to Credit Agreement, dated as of May 15, 2023, by and between Trans Union LLC and Deutsche Bank AG New York Branch, as administrative agent.

10.2	TransUnion Amended and Restated 2015 Omnibus Incentive Plan Grant Notice, Applicable to Performance Share Unit Awards Granted on June 1, 2023 (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on May 30, 2023).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

July 25, 2023	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

July 25, 2023	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)