Form 10-Q
period 2023-09-30
TransUnion
filed 2023-10-24
CIK 1552033

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Table of Content

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

As of September 30, 2023, there were 193.7 million shares of TransUnion common stock outstanding.

Table of Content
TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2023

Table of Content
PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$420.9	$585.3
Trade accounts receivable, net of allowance of $15.1 and $11.0	694.5	602.2
Other current assets	286.5	262.7
Total current assets	1,401.9	1,450.2
Property, plant and equipment, net of accumulated depreciation and amortization of $781.8 and $711.3	182.9	218.2
Goodwill	5,085.5	5,551.4
Other intangibles, net of accumulated amortization of $2,589.3 and $2,268.6	3,546.3	3,675.5
Other assets	809.7	771.0
Total assets	$11,026.4	$11,666.3
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$270.7	$250.4
Short-term debt and current portion of long-term debt	114.6	114.6
Other current liabilities	525.9	540.5
Total current liabilities	911.1	905.5
Long-term debt	5,253.9	5,555.5
Deferred taxes	666.2	762.0
Other liabilities	154.6	173.9
Total liabilities	6,985.8	7,396.9
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2023 and December 31, 2022, 199.9 million and 198.7 million shares issued at September 30, 2023 and December 31, 2022, respectively, and 193.7 million shares and 192.7 million shares outstanding as of September 30, 2023 and December 31, 2022, respectively	2.0	2.0
Additional paid-in capital	2,386.6	2,290.3
Treasury stock at cost; 6.2 million and 6.0 million shares at September 30, 2023 and December 31, 2022, respectively	(302.2)	(284.5)
Retained earnings	2,091.3	2,446.6
Accumulated other comprehensive loss	(238.7)	(284.5)
Total TransUnion stockholders’ equity	3,939.0	4,169.9
Noncontrolling interests	101.6	99.5
Total stockholders’ equity	4,040.6	4,269.4
Total liabilities and stockholders’ equity	$11,026.4	$11,666.3
See accompanying notes to unaudited consolidated financial statements.

Table of Content
TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$968.7	$938.2	$2,876.9	$2,807.8
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	344.8	338.2	1,073.2	988.2
Selling, general and administrative	314.8	301.0	931.3	943.6
Depreciation and amortization	131.3	129.6	391.1	389.0
Goodwill impairment	495.0	—	495.0	—
Total operating expenses	1,286.0	768.8	2,890.6	2,320.8
Operating income (loss)	(317.3)	169.5	(13.7)	487.0
Non-operating income and (expense)
Interest expense	(72.7)	(61.3)	(217.2)	(163.4)
Interest income	5.0	1.1	15.1	3.1
Earnings from equity method investments	3.7	3.5	11.7	9.7
Other income and (expense), net	8.7	(2.0)	(16.3)	(20.2)
Total non-operating income and (expense)	(55.4)	(58.7)	(206.8)	(170.9)
Income (loss) from continuing operations before income taxes	(372.7)	110.8	(220.5)	316.1
Provision for income taxes	(22.2)	(30.6)	(60.1)	(84.1)
Income (loss) from continuing operations	(394.9)	80.3	(280.6)	232.0
Discontinued operations, net of tax	(0.5)	2.4	(0.7)	2.3
Net income (loss)	(395.4)	82.7	(281.3)	234.3
Less: net income attributable to the noncontrolling interests	(4.3)	(3.5)	(11.9)	(11.3)
Net income (loss) attributable to TransUnion	$(399.8)	$79.2	$(293.2)	$223.0

Income (loss) from continuing operations	$(394.9)	$80.3	$(280.6)	$232.0
Less: income from continuing operations attributable to noncontrolling interests	(4.3)	(3.5)	(11.9)	(11.3)
Income (loss) from continuing operations attributable to TransUnion	(399.3)	76.8	(292.5)	220.7
Discontinued operations, net of tax	(0.5)	2.4	(0.7)	2.3
Net income (loss) attributable to TransUnion	$(399.8)	$79.2	$(293.2)	$223.0

Basic earnings per common share from:
Income (loss) from continuing operations attributable to TransUnion	$(2.06)	$0.40	$(1.51)	$1.15
Discontinued operations, net of tax	—	0.01	—	0.01
Net Income (loss) attributable to TransUnion	$(2.07)	$0.41	$(1.52)	$1.16
Diluted earnings per common share from:
Income (loss) from continuing operations attributable to TransUnion	$(2.06)	$0.40	$(1.51)	$1.14
Discontinued operations, net of tax	—	0.01	—	0.01
Net Income (loss) attributable to TransUnion	$(2.07)	$0.41	$(1.52)	$1.15
Weighted-average shares outstanding:
Basic	193.4	192.6	193.3	192.4
Diluted	193.4	193.2	193.3	193.1

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

Table of Content
TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(395.4)	$82.7	$(281.3)	$234.3
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(37.3)	(138.0)	48.7	(280.3)
Benefit (provision) for income taxes	(0.6)	0.2	(2.0)	(0.3)
Foreign currency translation, net	(38.0)	(137.8)	46.7	(280.6)
Hedge instruments:
Net change on interest rate swaps	2.0	83.6	(2.7)	274.5
Benefit (provision) for income taxes	(0.5)	(20.7)	0.7	(68.4)
Hedge instruments, net	1.5	62.9	(2.0)	206.1
Available-for-sale securities:
Net unrealized (loss) gain	—	(0.3)	(0.1)	(0.2)
Benefit (provision) for income taxes	—	—	—	0.1
Available-for-sale securities, net	—	(0.3)	(0.1)	(0.1)
Total other comprehensive income (loss), net of tax	(36.5)	(75.2)	44.5	(74.6)
Comprehensive income (loss)	(431.9)	7.5	(236.8)	159.7
Less: comprehensive income attributable to noncontrolling interests	(3.9)	(2.3)	(10.6)	(8.5)
Comprehensive income (loss) attributable to TransUnion	$(435.8)	$5.2	$(247.4)	$151.2
See accompanying notes to unaudited consolidated financial statements.

Table of Content
TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(281.3)	$234.3
Less: Discontinued operations, net of tax	0.7	(2.3)
Income (loss) from continuing operations	(280.6)	232.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	391.1	389.0
Goodwill impairment	495.0	—
Loss on repayment of loans	3.0	6.5
Deferred taxes	(101.3)	(60.7)
Stock-based compensation	72.9	62.0
Other	13.1	14.9
Changes in assets and liabilities:
Trade accounts receivable	(104.2)	(72.7)
Other current and long-term assets	(42.4)	(31.0)
Trade accounts payable	16.9	(20.4)
Other current and long-term liabilities	(19.7)	(448.8)
Cash provided by operating activities of continuing operations	443.8	70.8
Cash provided by operating activities of discontinued operations	(0.2)	4.6
Cash provided by operating activities	443.6	75.4
Cash flows from investing activities:
Capital expenditures	(213.2)	(192.5)
Proceeds from sale/maturities of other investments	63.9	85.3
Purchases of other investments	(43.7)	(103.9)
Investments in consolidated affiliates, net of cash acquired	—	(510.4)
Investments in nonconsolidated affiliates	(36.9)	(14.8)
Payment related to disposal of discontinued operations	(0.5)	—
Other	(0.1)	1.6
Cash used in investing activities of continuing operations	(230.5)	(734.7)
Cash used in investing activities of discontinued operations	—	(1.9)
Cash used in investing activities	(230.5)	(736.6)
Cash flows from financing activities:
Repayments of debt	(310.9)	(486.0)
Proceeds from issuance of common stock and exercise of stock options	23.1	18.7
Dividends to shareholders	(61.4)	(57.5)
Employee taxes paid on restricted stock units recorded as treasury stock	(17.6)	(30.0)
Payment of contingent consideration	—	(2.8)
Distributions to noncontrolling interests	(8.5)	(6.3)
Cash used in financing activities of continuing operations	(375.3)	(563.9)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(21.2)
Net change in cash and cash equivalents	(164.4)	(1,246.3)
Cash and cash equivalents, beginning of period	585.3	1,842.4
Cash and cash equivalents, end of period	$420.9	$596.1
See accompanying notes to unaudited consolidated financial statements.

Table of Content
TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	191.8	$2.0	$2,188.9	$(252.0)	$2,254.6	$(285.4)	$98.1	$4,006.2
Net income	—	—	—	—	48.3	—	3.7	52.0
Other comprehensive income (loss)	—	—	—	—	—	100.7	(0.1)	100.6
Stock-based compensation	—	—	20.1	—	—	—	—	20.1
Employee share purchase plan	0.1	—	10.0	—	—	—	—	10.0
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units and performance stock units	0.8	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.7)	—	—	—	(28.7)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Balance, March 31, 2022	192.4	$2.0	$2,219.2	$(280.8)	$2,284.5	$(184.7)	$101.7	$4,141.9
Net income	—	—	—	—	95.6	—	4.1	99.6
Other comprehensive income (loss)	—	—	—	—	—	(98.8)	(1.5)	(100.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Exercise of stock options	0.1	—	0.2	—	—	—	—	0.2
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Dividends to shareholders	—	—	—	—	(18.6)	—	—	(18.6)
Balance, June 30, 2022	192.5	$2.0	$2,239.9	$(281.2)	$2,361.5	$(283.5)	$100.2	$4,138.9
Net income	—	—	—	—	79.2	—	3.5	82.7
Other comprehensive income (loss)	—	—	—	—	—	(73.9)	(1.3)	(75.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation	—	—	18.7	—	—	—	—	18.7
Employee share purchase plan	0.1	—	11.0	—	—	—	—	11.0
Exercise of stock options	0.1	—	0.4	—	—	—	—	0.4
Treasury stock purchased	—	—	—	(0.8)	—	—	—	(0.8)
Dividends to shareholders	—	—	—	—	(19.8)	—	—	(19.8)
Balance, September 30, 2022	192.7	$2.0	$2,270.0	$(282.0)	$2,420.9	$(357.4)	$100.2	$4,153.7

Table of Content

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4
Net income	—	—	—	—	52.6	—	4.3	56.9
Other comprehensive income (loss)	—	—	—	—	—	2.3	(0.6)	1.7
Stock-based compensation	—	—	20.7	—	—	—	—	20.7
Employee share purchase plan	0.2	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	0.5	—	—	—	—	0.5
Vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(7.6)	—	—	—	(7.6)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, March 31, 2023	193.2	$2.0	$2,322.3	$(292.1)	$2,478.4	$(282.2)	$103.2	$4,331.5
Net income	—	—	—	—	53.9	—	3.3	57.2
Other comprehensive income (loss)	—	—	—	—	—	79.6	(0.4)	79.2
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Stock-based compensation	—	—	23.0	—	—	—	—	23.0
Exercise of stock options	—	—	0.1	—	—	—	—	0.1
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(2.3)	—	—	—	(2.3)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, June 30, 2023	193.3	$2.0	$2,345.3	$(294.4)	$2,511.5	$(202.6)	$100.2	$4,462.0
Net income (loss)	—	—	—	—	(399.8)	—	4.3	(395.4)
Other comprehensive income (loss)	—	—	—	—	—	(36.1)	(0.4)	(36.5)
Distributions to noncontrolling interests	—	—	—	—	—	.	(2.6)	(2.6)
Stock-based compensation	—	—	25.5	—	—	—	—	25.5
Employee share purchase plan	0.2	—	15.8	—	—	—	—	15.8
Vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(7.8)	—	—	—	(7.8)
Dividends to shareholders	—	—	—	—	(20.5)	—	—	(20.5)
Balance, September 30, 2023	193.7	$2.0	$2,386.6	$(302.2)	$2,091.3	$(238.7)	$101.6	$4,040.6
See accompanying notes to unaudited consolidated financial statements.

Table of Content
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
Revision of Previously Issued Financial Statements
During the second quarter of 2023, the Company identified an error in the classification of employee costs related to certain of our recent acquisitions between cost of services and selling, general and administrative in the Consolidated Statements of Income, which resulted in the understatement of cost of services and the overstatement of selling, general and administrative in equal and offsetting amounts resulting in no impact to total operating expenses, operating income or net income. The identified errors impacted the Company's previously issued 2022 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2023. The Company evaluated the error and determined that the related impact was not material to the Consolidated Statements of Income for any prior period and had no impact on the Consolidated Balance Sheet, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows or the Consolidated Statements of Stockholder’s Equity for any period presented. The Company has revised the previously issued Consolidated Statements of Income for the three and nine months ended September 30, 2022 to correct for such error and these revisions are reflected in this Form 10-Q. The Company will also correct previously reported financial information for this error in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Statements of Income for each affected period is presented in Note 19, “Revision of Previously Issued Financial Statements.”
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

Table of Content
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$11.0	$10.7
Provision for losses on trade accounts receivable	4.5	4.3
Write-offs, net of recovered accounts	(0.4)	(4.1)
Ending balance	$15.1	$10.9
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
See Note 5, “Goodwill” and Note 6, “Intangible Assets” for additional information about these assets.
Recently Adopted Accounting Pronouncements
There are no recent accounting pronouncements that have been adopted by TransUnion in the third quarter of 2023.
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

Table of Content
3. Discontinued Operations
Non-core businesses from the VF acquisition
As discussed in Note 2, “Business Acquisition,” on April 8, 2022, we completed the acquisition of VF, which included Argus and several non-core businesses that we classified as held-for-sale as of the acquisition date. We sold these non-core businesses on December 30, 2022, and therefore have no assets or liabilities of these businesses on our consolidated balance sheet for the periods presented. The expenses related to these non-core businesses for the three and nine months ended September 30, 2023, were not significant. We finalized the purchase price for these non-core businesses in the third quarter of 2023 and recorded a $0.5 million reduction of the gain on sale.
Healthcare business
On December 17, 2021, we completed the sale of our Healthcare business. During the nine months ended September 30, 2022, we recorded a $0.5 million true-up to the selling price related to this business, which is reflected in the table below.
Discontinued operations, net of tax
Discontinued operations, net of tax, reflected in the table below for the three and nine months ended September 30, 2022, is related to the non-core businesses from the VF acquisition as well as an incremental gain on sale of discontinued operations, net of tax, related to our Healthcare business. Discontinued operations, net of tax, as reported on our Consolidated Statements of Income for the three and nine months ended September 30, 2022, consisted of the following:

(in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2022
Revenue	$12.9	$23.8
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	3.1	7.8
Selling, general and administrative	5.3	9.8
Total operating expenses	$8.4	$17.6
Operating income of discontinued operations	4.6	6.2
Non-operating income and (expense)	(1.4)	(3.6)
Income before income taxes from discontinued operations	$3.2	$2.6
Provision for income taxes	(0.8)	(0.8)
Gain on sale of discontinued operations, net of tax	—	0.5
Discontinued operations, net of tax	$2.4	$2.3
4. Other Current Assets
Other current assets consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Prepaid expenses	$151.7	$145.1
Marketable securities (Note 16)	2.6	2.6
Other	132.2	115.0
Total other current assets	$286.5	$262.7
Other includes other investments in non-negotiable certificates of deposit that are recorded at their carrying value, which approximates fair value.

Table of Content
5. Goodwill
Goodwill is allocated to our reporting units, which are an operating segment or one level below an operating segment. Our reporting units consist of U.S. Markets, Consumer Interactive, and the geographic regions of the United Kingdom, Africa, Canada, Latin America, India and Asia Pacific within our International reportable segment.
We test goodwill for impairment on an annual basis in the fourth quarter and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value. During the three months ended September 30, 2023, we identified a triggering event requiring an interim impairment assessment for our United Kingdom reporting unit, which resulted in a goodwill impairment of $495.0 million. The worsening macroeconomic conditions during the third quarter from inflationary pressures and rising interest rates increasingly impacted our business for the current quarter and the near-term outlook. Due to these factors, management now believes the U.K. recovery will take longer, and will be at a slower pace, than previously expected. As a result, we have revised our short-term and mid-term forecasts for revenue and EBITDA expectations for our United Kingdom reporting unit. These factors have particularly impacted the online-only FinTech lenders that represent the largest vertical within our United Kingdom reporting unit. These lenders have seen significant declines in their access to capital impacting their ability to lend and in some cases leading to bankruptcies.
Our quantitative impairment test for the United Kingdom reporting unit consisted of a fair value calculation that combines an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. The quantitative impairment test requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows of the United Kingdom reporting unit are based on historical experience and internal operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to the United Kingdom. Market multiples are based on the guideline public company method using comparable publicly traded company multiples of EBITDA for a group of benchmark companies.
We believe the assumptions that we use in our quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of our United Kingdom reporting unit. Therefore, future impairments of our United Kingdom reporting unit could be required, which could be material to the consolidated financial statements.
While unfavorable macroeconomic conditions are impacting some of our other reporting units, these reporting units are less sensitive to a change in forecast assumptions than our United Kingdom reporting unit due to greater excess of fair value over carrying value as of our 2022 goodwill impairment test. We did not identify a triggering event in any other reporting unit.
Goodwill allocated to our reportable segments and the changes in the carrying amount of goodwill during the nine months ended September 30, 2023, consisted of the following:

(in millions)	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2022	$3,602.7	$1,269.6	$679.1	$5,551.4
Purchase accounting measurement period adjustments	(0.4)	—	—	(0.4)
Foreign exchange rate adjustment	(0.4)	29.9	—	29.5
Impairment	—	(495.0)	—	(495.0)
Balance, September 30, 2023	$3,601.9	$804.5	$679.1	$5,085.5
The gross and net goodwill balances at each period were as follows:

	September 30, 2023			December 31, 2022
(in millions)	Gross Goodwill	Accumulated impairment	Net Goodwill	Gross Goodwill	Accumulated impairment	Net Goodwill
U.S Markets	$3,601.9	$—	$3,601.9	$3,602.7	$—	$3,602.7
International	1,299.5	(495.0)	804.5	1,269.6	—	1,269.6
Consumer Interactive	679.1	—	679.1	679.1	—	679.1
Total	$5,580.5	$(495.0)	$5,085.5	$5,551.4	$—	$5,551.4

Table of Content
6. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. Intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,052.8	$(419.1)	$1,633.7	$2,048.6	$(330.9)	$1,717.7
Internal use software	2,135.8	(1,177.7)	958.1	1,959.8	(1,029.8)	930.0
Database and credit files	1,348.8	(797.2)	551.6	1,337.7	(725.6)	612.1
Trademarks, copyrights and patents	587.6	(185.0)	402.6	587.7	(173.2)	414.5
Noncompete and other agreements	10.5	(10.3)	0.2	10.5	(9.1)	1.4
Total intangible assets	$6,135.6	$(2,589.3)	$3,546.3	$5,944.1	$(2,268.6)	$3,675.5
Changes in the carrying amount of intangible assets between periods consisted of the following:

(in millions)	Gross	Accumulated Amortization	Net
Balance, December 31, 2022	$5,944.1	$(2,268.6)	$3,675.5
Developed internal use software	175.6	—	175.6
Amortization	—	(316.8)	(316.8)
Foreign exchange rate adjustment	15.8	(3.9)	11.9
Balance, September 30, 2023	$6,135.6	$(2,589.3)	$3,546.3
All amortizable intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over their estimated useful lives.
7. Other Assets
Other assets consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Investments in affiliated companies (Note 8)	$291.7	$265.9
Right-of-use lease assets	108.3	127.4
Interest rate swaps (Notes 11 and 16)	235.1	237.7
Note Receivable (Note 16)	77.9	70.3
Other	96.8	69.7
Total other assets	$809.7	$771.0
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

Table of Content
We have elected to account for our investment in a limited partnership, which is not material, using the net asset value fair value practical expedient. Gains and losses on this investment, which are not material, are included in other income and expense in the consolidated statements of income.
Investments in affiliated companies consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Cost Method Investments	$238.5	$213.1
Equity method investments	49.4	49.8
Limited partnership investment	3.7	3.0
Total investments in affiliated companies (Note 7)	$291.7	$265.9
These balances are included in other assets in the consolidated balance sheets. The increase in Cost Method Investments is due to three new Cost Method Investments made during the first quarter of 2023, two of which are recorded in our U.S. Markets segment and one in our International segment and an additional investment in an existing Cost Method Investment in our U.S. Markets segment made during the third quarter of 2023, partially offset by an impairment loss of $9.1 million of a Cost Method Investment in our U.S. Markets segment.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Earnings from equity method investments (Note 17)	$3.7	$3.5	$11.7	$9.7
Dividends received from equity method investments	—	0.5	17.2	11.1
9. Other Current Liabilities
Other current liabilities consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Accrued payroll and employee benefits	$158.6	$208.5
Accrued legal and regulatory matters (Note 18)	148.4	125.0
Deferred revenue (Note 13)	111.7	111.9
Operating lease liabilities	30.2	33.7
Income taxes payable	14.7	8.0
Other	62.3	53.5
Total other current liabilities	$525.9	$540.5
The decrease in accrued payroll and employee benefits is due primarily to bonus, commissions and salaries paid during the first quarter of 2023 that were earned in 2022.
10. Other Liabilities
Other liabilities consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Operating lease liabilities	$84.8	$102.0
Unrecognized tax benefits, net of indirect tax effects (Note 15)	44.0	40.1
Put option (Note 16)	3.7	10.0
Deferred revenue (Note 13)	7.8	5.3
Other	14.3	16.5
Total other liabilities	$154.6	$173.9

Table of Content
11. Debt
Debt outstanding consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Senior Secured Term Loan B-6, payable in quarterly installments through December 1, 2028, with periodic variable interest (7.68%[1] at September 30, 2023 and 6.63%[2] at December 31, 2022), net of original issue discount and deferred financing fees of $4.3 million and $24.2 million, respectively, at September 30, 2023, and of $5.3 million and $29.9 million, respectively, at December 31, 2022	$2,192.3	$2,433.7
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest (7.17%[1] at September 30, 2023 and 6.13%[2] at December 31, 2022), net of original issue discount and deferred financing fees of $2.1 million and $5.0 million, respectively, at September 30, 2023, and of $2.5 million and $6.2 million, respectively, at December 31, 2022	2,185.4	2,203.3
Senior Secured Term Loan A-3, payable in quarterly installments through December 10, 2024, with periodic variable interest (6.92%[1] at September 30, 2023 and 6.13%[2] at December 31, 2022), net of original issue discount and deferred financing fees of $0.8 million and $0.5 million, respectively, at September 30, 2023, and of $1.3 million and $0.8 million, respectively, at December 31, 2022	990.7	1,033.0
Finance leases	0.1	0.1
Senior Secured Revolving Credit Facility	—	—
Total debt	5,368.5	5,670.1
Less short-term debt and current portion of long-term debt	(114.6)	(114.6)
Total long-term debt	$5,253.9	$5,555.5
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
During the three and nine months ended September 30, 2023, we prepaid $75.0 million and $225.0 million, respectively, of our Senior Secured Term Loan B-6, funded from our cash-on-hand. As a result, for the three and nine months ended September 30, 2023, we expensed $1.0 million and $3.1 million, respectively, of our unamortized original issue discount and deferred financing fees to other income and expense in our Consolidated Statement of Income. During the nine months ended September 30, 2022, we prepaid $400.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand. As a result, for the nine months ended September 30, 2022, we expensed $6.5 million of our unamortized original issue discount and deferred financing fees to other income and expense in our consolidated statement of income.
As of September 30, 2023, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $298.8 million available.
TransUnion also has the ability to request incremental loans on the same terms under the Senior Secured Credit Facility up to the sum of the greater of $1,000.0 million and 100% of Consolidated EBITDA, minus the amount of secured indebtedness and the amount incurred prior to the incremental loan, and may incur additional incremental loans so long as the senior secured net

Table of Content
leverage ratio does not exceed 4.25-to-1, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2023, we were in compliance with all debt covenants.
Interest Rate Hedging
Effective May 31, 2023, we amended all our interest rate swaps to replace the reference rate from LIBOR to Term SOFR. We applied the practical expedient for reference rate reform to continue to apply hedge accounting to the existing relationships.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,305.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,572.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,085.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
The net change in the fair value of the swaps resulted in an unrealized gain of $2.0 million ($1.5 million, net of tax) and of $83.6 million ($62.9 million, net of tax) for the three months ended September 30, 2023 and 2022, respectively, recorded in other comprehensive income. The net change in the fair value of the swaps resulted in unrealized loss of $2.7 million ($2.0 million, net of tax) and unrealized gain of $274.5 million ($206.1 million, net of tax) for the nine months ended September 30, 2023 and 2022, respectively, recorded in other comprehensive income. The impact of the swaps was a reduction to interest expense of $30.8 million ($23.1 million, net of tax) and $5.1 million ($3.9 million, net of tax) for the three months ended September 30, 2023 and 2022, respectively. The impact of the swaps was a reduction to interest expense of $81.1 million ($60.9 million, net of tax) and an increase to interest expense of $17.2 million ($12.9 million, net of tax) for the nine months ended September 30, 2023 and 2022, respectively. We currently expect to recognize a gain of approximately $119.4 million as a reduction to interest expense due to our expectation that the variable rate that we receive will exceed the fixed rates of interest over the next twelve months.

Table of Content
Fair Value of Debt
As of September 30, 2023 and December 31, 2022, the fair value of our Senior Secured Term Loan B-6, excluding original issue discounts and deferred fees was approximately $2,226.3 million and $2,450.5 million, respectively. As of September 30, 2023 and December 31, 2022, the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees was approximately $2,192.5 million and $2,184.4 million, respectively. As of September 30, 2023 and December 31, 2022, the fair value of our Senior Secured Term Loan A-3, excluding original issue discounts and deferred fees, was approximately $992.5 million and $1,026.6 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
12. Stockholders’ Equity
Common Stock Dividends
In the first, second and third quarter of 2023, we paid dividends of $0.105 per share totaling $20.8 million, $20.8 million and $20.5 million in each quarter, respectively. In the first and second quarter of 2022, we paid dividends of $0.095 per share and in the third quarter of 2022 we paid dividends of $0.105 per share, totaling $18.3 million, $18.3 million and $20.2 million, in each respective quarter. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
For the three months ended September 30, 2023 and 2022, 0.3 million and less than 0.1 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. For the nine months ended September 30, 2023 and 2022, 0.7 million and 0.9 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement with the Company.
Preferred Stock
As of September 30, 2023 and December 31, 2022, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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

Table of Content
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of September 30, 2023 and December 31, 2022.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. There is one material fixed fee contract with a duration of more than one year, and for this contract, we expect to recognize revenue of approximately $117.0 million over the next two years and $34.1 million thereafter.
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
As of September 30, 2023, there were 1.3 million anti-dilutive weighted stock-based awards outstanding, compared to 1.1 million as of September 30, 2022. As of September 30, 2023 and 2022, there were approximately 0.5 million and 0.2 million, respectively, contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, because the contingencies had not been met. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.

Table of Content
Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Income (loss) from continuing operations	$(394.9)	$80.3	$(280.6)	$232.0
Less: income from continuing operations attributable to noncontrolling interests	(4.3)	(3.5)	(11.9)	(11.3)
Income (loss) from continuing operations attributable to TransUnion	$(399.3)	$76.8	(292.5)	220.7
Discontinued operations, net of tax	(0.5)	2.4	(0.7)	2.3
Net income (loss) attributable to TransUnion	$(399.8)	$79.2	$(293.2)	$223.0

Basic earnings per common share[1] from:
Income (loss) from continuing operations attributable to TransUnion	$(2.06)	$0.40	$(1.51)	$1.15
Discontinued operations, net of tax	—	0.01	—	0.01
Net Income (loss) attributable to TransUnion	$(2.07)	$0.41	$(1.52)	$1.16

Diluted earnings per common share[1] from:
Income (loss) from continuing operations attributable to TransUnion	$(2.06)	$0.40	$(1.51)	$1.14
Discontinued operations, net of tax	—	0.01	—	0.01
Net Income (loss) attributable to TransUnion	$(2.07)	$0.41	$(1.52)	$1.15

Weighted-average shares outstanding:
Basic	193.4	192.6	193.3	192.4
Dilutive impact of stock based awards	—	0.5	—	0.7
Diluted	193.4	193.2	193.3	193.1
1.For the three and nine months ended September 30, 2023, each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.
15. Income Taxes
For the three months ended September 30, 2023, we reported an effective tax rate of (6.0)%, which was lower than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of non-deductible goodwill impairment.
For the three months ended September 30, 2022, we reported an effective tax rate of 27.6%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to increases in valuation allowances, nondeductible expenses in connection with executive compensation limitations, non-U.S. return-to-provision adjustments and other rate-impacting items, partially offset by benefits from the foreign rate differential, which includes the cumulative effect of a legal entity restructuring implemented in the third quarter of 2022 and the research and development credit.
For the nine months ended September 30, 2023, we reported an effective tax rate of (27.2)%, which was lower than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of non-deductible goodwill impairment.
For the nine months ended September 30, 2022, we reported an effective tax rate of 26.6%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters and executive compensation limitations, increases in valuation allowances and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation, benefits from the research and development credit, and benefits from the foreign rate differential, which includes the cumulative effect of a legal entity restructuring implemented in the third quarter of 2022.
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $49.2 million as of September 30, 2023, and $45.1 million as of December 31, 2022. The amounts that would affect the effective tax rate if recognized were $35.2 million as of September 30, 2023, and $30.5 million as of December 31, 2022. We classify interest and penalties as income tax expense in the consolidated statements of income and their associated liabilities as other liabilities in the consolidated balance sheets. Interest and penalties on unrecognized tax benefits were $13.0 million as of September 30, 2023, and $10.1 million as of December 31, 2022. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or

Table of Content
decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.
16. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2023:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 7 and 11)	$235.1	$—	$235.1	$—
Note Receivable (Note 7)	77.9	—	77.9	—
Available-for-sale marketable securities (Note 4)	2.6	—	2.6	—
Total	$315.6	$—	$315.6	$—

Liabilities
Put option on Cost Method Investment (Note 10)	$3.7	$—	$—	$3.7
Total	$3.7	$—	$—	$3.7
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 7 and 11)	$237.7	$—	$237.7	$—
Note Receivable (Note 7)	70.3	—	70.3	—
Available-for-sale marketable securities (Note 4)	2.6	—	2.6	—
Total	$310.6	$—	$310.6	$—

Liabilities
Put option on Cost Method Investment (Note 10)	$10.0	$—	$—	$10.0
Total	$10.0	$—	$—	$10.0
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

Table of Content
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

Table of Content
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Gross Revenue:
U.S. Markets:
Financial Services	$322.6	$323.3	$975.1	$958.6
Emerging Verticals	310.9	297.8	920.9	895.8
Total U.S. Markets	$633.5	$621.1	$1,896.1	$1,854.4

International:
Canada	$36.7	$32.4	$103.1	$96.2
Latin America	30.9	28.6	89.4	85.3
United Kingdom	49.8	48.5	146.0	154.5
Africa	15.2	15.5	44.3	45.9
India	56.1	44.4	161.8	129.8
Asia Pacific	22.3	19.8	65.6	55.7
Total International	$211.0	$189.2	$610.1	$567.4

Total Consumer Interactive	$143.1	$147.3	$429.4	$444.3

Total revenue, gross	$987.6	$957.6	$2,935.6	$2,866.1

Intersegment revenue eliminations:
U.S. Markets	$(18.0)	$(17.6)	$(54.0)	$(53.1)
International	(1.5)	(1.5)	(4.3)	(4.5)
Consumer Interactive	0.5	(0.3)	(0.4)	(0.8)
Total intersegment eliminations	$(19.0)	$(19.4)	$(58.7)	$(58.4)
Total revenue as reported	$968.7	$938.2	$2,876.9	$2,807.8

Table of Content
A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
U.S. Markets Adjusted EBITDA	$223.0	$218.4	$645.1	$669.5
International Adjusted EBITDA	95.5	83.9	266.9	246.9
Consumer Interactive Adjusted EBITDA	72.1	73.1	209.9	210.0
Total	$390.6	$375.3	$1,121.9	$1,126.4
Adjustments to reconcile to income from continuing operations before income taxes:
Corporate expenses[1]	$(34.5)	$(34.7)	$(104.3)	$(101.2)
Net interest expense	(67.8)	(60.2)	(202.1)	(160.4)
Depreciation and amortization	(131.3)	(129.6)	(391.1)	(389.0)
Goodwill impairment[2]	(495.0)	—	(495.0)	—
Stock-based compensation[3]	(27.0)	(19.9)	(73.3)	(60.8)
Mergers and acquisitions, divestitures and business optimization[4]	6.0	(7.8)	(24.5)	(36.4)
Accelerated technology investment[5]	(16.3)	(12.1)	(53.5)	(32.2)
Net other[6]	(1.8)	(3.8)	(10.6)	(41.7)
Net income attributable to non-controlling interests	4.3	3.5	11.9	11.3
Total adjustments	$(763.3)	$(264.5)	$(1,342.4)	$(810.3)
Income from continuing operations before income taxes	$(372.7)	$110.8	$(220.5)	$316.1
1.Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
2.For the three and nine months ended September 30, 2023, we recorded a goodwill impairment of $(495.0) million related to our United Kingdom reporting unit in our International segment.
3.Consisted of stock-based compensation and cash-settled stock-based compensation.
4.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended September 30, 2023, $(4.1) million of Neustar integration costs; $(1.7) million of acquisition expenses; a $(1.0) million adjustment to fair value of a note receivable; an $11.7 million adjustment to the fair value of a put option liability related to a minority investment; and $1.1 million of reimbursements for transition services related to divested businesses, net of separation expenses.
For the three months ended September 30, 2022, $(8.7) million of Neustar integration costs; $(3.4) million of acquisition expenses; a $3.4 million gain related to government net tax reimbursement from a recent business acquisition; $0.7 million of reimbursements for transition services related to divested businesses, net of separation expenses; and a $0.3 million adjustment to the fair value of a put option liability related to a minority investment.
For the nine months ended September 30, 2023, $(15.6) million of Neustar integration costs; a $(9.1) million loss on the impairment of a Cost Method Investment; $(5.5) million of acquisition expenses; $(5.1) million of adjustments to liabilities from a recent acquisition; a $6.2 million adjustment to the fair value of a put option liability related to a minority investment; $2.4 million of reimbursements for transition services related to divested businesses, net of separation expenses; a $1.3 million adjustment to the fair value of a note receivable; and a $0.8 million gain on the disposal of a Cost Method Investment.
For the nine months ended September 30, 2022: $(25.5) million of Neustar integration costs; $(21.4) million of acquisition expenses; $6.0 million of reimbursements for transition services related to divested businesses, net of separation expenses; a $3.4 million gain related to government net tax reimbursement from a recent business acquisition; and a $1.0 million adjustment to the fair value of a put option liability related to a minority investment.
5.Represents expenses associated with our accelerated technology investment to migrate to the cloud.

Table of Content
6.Net other consisted of the following adjustments:
For the three months ended September 30, 2023, $(1.0) million of deferred loan fees written off as a result of the prepayment on our debt; and a $(0.9) million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended September 30, 2022, $(3.8) million net losses from currency remeasurement of our foreign operations, loan fees and other.
For the nine months ended September 30, 2023, $(3.1) million of deferred loan fees written off as a result of the prepayment on our debt; and a $(7.5) million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the nine months ended September 30, 2022, $(28.4) million for certain legal and regulatory expenses; $(6.8) million net losses from currency remeasurement of our foreign operations, loan fees and other; and $(6.5) million of deferred loan fees written off as a result of the prepayments on our debt.
Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
U.S. Markets	$(0.3)	$0.2	$0.7	$1.0
International	4.0	3.3	10.9	8.7
Total (Note 8)	$3.7	$3.5	$11.7	$9.7
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

Table of Content
claim that has been asserted against us, except for the lawsuit filed by the Consumer Financial Protection Bureau (the “CFPB”) referenced below, that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of September 30, 2023 and December 31, 2022, we have accrued $148.4 million and $125.0 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the consolidated balance sheets and the associated expenses were recorded in selling, general and administrative expenses in the consolidated statements of income. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
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
As of September 30, 2023 and December 31, 2022, we have an accrued liability of $56.0 million in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter.
In March 2022, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our tenant and employment screening business, TransUnion Rental Screening Solutions, Inc. (“TURSS”). The NORA letter alleges that Trans Union LLC and TURSS violated the Fair Credit Reporting Act by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. On July 27, 2022, the CFPB’s Enforcement Division advised us that it had obtained authority to pursue an enforcement action jointly with the Federal Trade Commission (“FTC”). On October 5, 2023, we reached a settlement in the form of a Consent Order with the CFPB and the FTC regarding this matter, pursuant to which we agreed to pay $11.0 million in redress and $4.0 million in civil money penalties and to implement certain business process changes. As of September 30, 2023, we have recorded an accrued liability for these amounts.
In June 2022, the CFPB informed Trans Union LLC that it intended to issue a NORA letter following an investigation relating to alleged violations of law in connection with the placement and lifting of security freezes resulting from certain system issues. We have corrected associated system issues and have processes in place to monitor and address issues going forward. In August 2022, the TU Entities received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us. On April 14, 2023, the CFPB’s Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On October 10, 2023, we reached a settlement in the form of a Consent Order with the CFPB regarding this matter, pursuant to which we agreed to pay $3.0 million in redress and $5.0 million in civil money penalties. As of September 30, 2023, we have recorded an accrued liability for these amounts.
Argus Department of Justice Matter
We are cooperating with an investigation originating from the civil division of the United States Attorney’s Office for the Eastern District of Virginia related to Argus’s use of certain data it collected under certain government contracts. We acquired Argus in connection with our acquisition of VF in April 2022. This matter pertains to alleged conduct that commenced before we acquired Argus. We are cooperating with Verisk Analytics, Inc. (the “Seller”) to respond to the Department of Justice’s

Table of Content
(“DOJ”) investigation and, along with the Seller, are engaged in ongoing settlement discussions with the DOJ regarding a potential resolution of the matter, with no assurance that the discussions will lead to resolution.
We cannot predict the timing, outcome, or potential impact of this matter, financial or otherwise. Under the stock purchase agreement Trans Union LLC entered into with the Seller pursuant to which we acquired VF, including Argus, the Seller agreed to indemnify us for certain losses with respect to this matter, including all losses directly resulting from any settlement agreement with the DOJ in connection with this matter, including civil money penalties, remediation costs and fees and expenses. As of September 30, 2023, we have recorded an accrued liability and a related indemnification receivable for this matter.
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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Operating expenses
Cost of services (exclusive of depreciation and amortization)	$305.6	$32.6	$338.2	$911.7	$76.5	$988.2
Selling, general and administrative	333.6	(32.6)	301.0	1,020.1	(76.5)	943.6
Depreciation and amortization	129.6	—	129.6	389.0	—	389.0
Total operating expenses	$768.8	$—	$768.8	$2,320.8	$—	$2,320.8

	Twelve Months Ended December 31, 2022
(in millions)	As Previously Reported	Adjustment	As Revised
Operating expenses
Cost of services (exclusive of depreciation and amortization)	$1,222.9	$105.0	$1,327.9
Selling, general and administrative	1,337.4	(105.0)	1,232.4
Depreciation and amortization	519.0	—	519.0
Total operating expenses	$3,079.3	$—	$3,079.3

	Three Months Ended March 31, 2023
(in millions)	As Previously Reported	Adjustment	As Revised
Operating expenses
Cost of services (exclusive of depreciation and amortization)	$324.9	$37.8	$362.7
Selling, general and administrative	340.5	(37.8)	302.7
Depreciation and amortization	129.7	—	129.7
Total operating expenses	$795.1	$—	$795.1

Table of Content
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
Segments
We manage our business and report our financial results in three reportable segments: U.S. Markets, International and Consumer Interactive. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements,” Note 17, “Reportable Segments” for additional information.
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

Table of Content
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
During the first nine months of 2023, the U.S. labor market remained steady with low unemployment and rising real wages. However, subsiding but still elevated inflation, high energy prices, and continued interest rate increases by the Federal Reserve have all contributed to constrained economic activity. In addition, liquidity challenges within the banking sector, a slowing housing market, lower GDP growth, softening consumer confidence and global geopolitical events, all added to the deterioration of global macroeconomic conditions and increasing recession fears compared with the post-pandemic rebound of 2021 and 2022. These slowing macroeconomic conditions had a more pronounced impact in our developed markets, including the U.K., compared with our emerging markets. The U.K. is experiencing persistently unfavorable and worsening macroeconomic conditions, including rising interest rates, inflation pressures, and a slowing labor market. In addition, the impact of exchange rates had a continuing significant impact on our International segment. The impact of higher interest rates has slowed demand for consumer loans and auto loans, and has been particularly acute in the housing sector, where higher borrowing rates significantly impacts both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. The impact of higher interest rates on slowing aggregate demand is expected to result in increased unemployment levels over the next year, which is likely to reduce consumer credit activity. These dynamics impact the comparability of our results of operations, including our revenue and expense, between the periods presented below.
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
Developments that Impact Comparability Between Periods
The following developments impact the comparability of our balance sheets, results of operations and cash flows between periods:
During the third quarter of 2023, we identified a triggering event for goodwill impairment testing purposes in our United Kingdom reporting unit as discussed in Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 5, “Goodwill.” As a result of the triggering event, we recorded a goodwill impairment of $495.0 million in the third quarter of 2023.
In each of the first three quarters of 2023, we prepaid $75.0 million, and during the quarters ended December 31, 2022 and March 31, 2022, we prepaid $200.0 million and $400.0 million, respectively, of our Senior Secured Term Loan B-6, funded

Table of Content
from cash-on-hand. These transactions affect the comparability of interest expense between 2023 and 2022, as further discussed in “Results of Operations – Non-Operating Income and (Expense) – Interest Expense” below.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. These swaps replaced other swaps that expired in December 30, 2022. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,305.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
On April 8, 2022, we acquired 100% of the equity of the entities that comprised Verisk Financial Services (“VF”). We retained the leading core businesses of Argus, and divested the remaining non-core businesses on December 30, 2022. The results of operations of Argus are included in the U.S. Markets segment in our consolidated statements of income since the date of the acquisition. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 2, “Business Acquisition,” and Note 3, “Discontinued Operations,” for additional information.
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

Table of Content
Results of Operations —Three and Nine Months Ended September 30, 2023 and 2022
For the three and nine months ended September 30, 2023 and 2022, our results of operations were as follows:

	Three months ended		Change		Nine months ended		Change
	September 30,		2023 vs. 2022		September 30,		2023 vs. 2022
	2023	2022			2023	2022	$	%
Revenue	$968.7	$938.2	$30.4	3.2%	$2,876.9	$2,807.8	$69.1	2.5%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)[1]	344.8	338.2	6.6	2.0%	1,073.2	988.2	85.0	8.6%
Selling, general and administrative[1]	314.8	301.0	13.8	4.6%	931.3	943.6	(12.3)	(1.3)%
Depreciation and amortization	131.3	129.6	1.8	1.4%	391.1	389.0	2.1	0.6%
Goodwill impairment	495.0	—	495.0	nm	495.0	—	495.0	nm
Total operating expenses	1,286.0	768.8	517.2	67.3%	2,890.6	2,320.8	569.8	24.6%
Operating income (loss)	(317.3)	169.5	(486.8)	nm	(13.7)	487.0	(500.7)	(102.8)%
Non-operating income and (expense)
Interest expense	(72.7)	(61.3)	(11.4)	18.6%	(217.2)	(163.4)	(53.8)	32.9%
Interest income	5.0	1.1	3.8	nm	15.1	3.1	12.0	nm
Earnings from equity method investments	3.7	3.5	0.1	3.6%	11.7	9.7	2.0	20.6%
Other income and (expense), net	8.7	(2.0)	10.7	nm	(16.3)	(20.2)	3.9	(19.2)%
Total non-operating income and (expense)	(55.4)	(58.7)	3.3	(5.6)%	(206.8)	(170.9)	(35.9)	21.0%
Income (loss) from continuing operations before income taxes	(372.7)	110.8	(483.5)	nm	(220.5)	316.1	(536.6)	nm
Benefit (provision) for income taxes	(22.2)	(30.6)	8.3	(27.3)%	(60.1)	(84.1)	24.0	(28.6)%
Income (loss) from continuing operations	(394.9)	80.3	(475.2)	nm	(280.6)	232.0	(512.5)	nm
Discontinued operations, net of tax	(0.5)	2.4	(2.9)	nm	(0.7)	2.3	(3.1)	nm
Net income (loss)	(395.4)	82.7	(478.1)	nm	(281.3)	234.3	(515.6)	nm
Less: net income attributable to noncontrolling interests	(4.3)	(3.5)	(0.8)	23.1%	(11.9)	(11.3)	(0.6)	5.6%
Net income (loss) attributable to TransUnion	$(399.8)	$79.2	$(478.9)	nm	$(293.2)	$223.0	$(516.3)	nm
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
Revenue
For the three months ended September 30, 2023, revenue increased $30.4 million, or 3.2%, compared with the same period in 2022, due primarily to growth in our International and U.S. Markets segments, partially offset by a decrease in our Consumer Interactive segment.
For the nine months ended September 30, 2023, revenue increased $69.1 million, or 2.5%, compared with the same period in 2022, due primarily to a 0.7% increase from our recent acquisition in the U.S. Markets segment and organic growth in our International and U.S. Markets segments, partially offset by a decrease in our Consumer Interactive segment and a decrease from the impact of foreign currencies.

Table of Content
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
Cost of Services
Cost of services increased $6.6 million and $84.8 million for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022.
The increase in the three-month period was due primarily to:
•an increase in variable product costs resulting from the increase in revenue in our U.S. Markets; and
•an increase in costs from our accelerated technology investment, partially offset by:
•a decrease in various other costs due to cost initiatives.
The increase in the nine-month period was due primarily to:
•an increase in variable product costs resulting from the increase in revenue in our U.S. Markets;
•an increase in costs from our accelerated technology investment; and
•an increase in operating costs in the first quarter from our April 2022 acquisition in our U.S. Markets segment, partially offset by:
•the impact of foreign currencies on the expenses of our International operations.
Selling, General and Administrative
Selling, general and administrative expenses increased $13.9 million and decreased $12.1 million for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022.
The increase in the three-month period was due primarily to:
•a net increase in labor costs, including an increase in stock-based incentive compensation and a decrease in cash-based incentive compensation, partially offset by:
•a decrease in advertising expense; and
•a decrease in integration-related costs for our 2021 and 2022 acquisitions in our U.S. Markets and Consumer Interactive segments.
The decrease in the nine-month period was due primarily to:
•a decrease in certain legal and regulatory expenses;
•a decrease in integration-related costs for our 2021 and 2022 acquisitions in our U.S. Markets and Consumer Interactive segment;
•a decrease in advertising expense, primarily in our Consumer Interactive segment; and
•the impact of foreign currencies on the expenses of our International segment, partially offset by:
•a net increase in labor costs, including an increase in stock-based incentive compensation and a decrease in cash-based incentive compensation; and
•an increase in operating costs in the first quarter from our April 2022 acquisition in our U.S. Markets segment.
Depreciation and Amortization
Depreciation and amortization increased $1.8 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022.

Table of Content
Goodwill impairment
During the three months ended September 30, 2023, we identified a triggering event related to our United Kingdom reporting unit. As a result of the triggering event, we performed a quantitative impairment test for the United Kingdom reporting unit. The quantitative test indicated that the carrying value of the reporting unit exceeded its fair value, resulting in a partial goodwill impairment of $495 million that we recorded in the third quarter of 2023.
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 5, “Goodwill,” for additional information.
Non-Operating Income and Expense
Interest expense
In each of the first three quarters of 2023, we prepaid $75.0 million, and during the quarters ended December 31, 2022 and March 31, 2022, we prepaid $200.0 million and $400.0 million, respectively, of our Senior Secured Term Loan B-6, funded from cash-on-hand. The interest rate on our debt is variable and based on Term SOFR. Approximately 73.3% of this debt is hedged with interest rate swaps.
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
For the three and nine months ended September 30, 2023, interest expense increased $11.4 million and $53.8 million, respectively, compared with the same periods in 2022. This increase was due to the impact of an increase in the average periodic variable interest rate on the unhedged portion of our debt, partially offset by a decrease in outstanding principal balance due to the prepayments made in 2022 and 2023.
Interest income
For the three and nine months ended September 30, 2023, interest income increased $3.8 million and $12.0 million, respectively, compared with the same periods in 2022. This increase was due to interest earned on the note receivable discussed in Note 16, “Fair Value,” and the increase in interest rates.
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(1.7)	$(3.4)	$1.7	(50.0)%	$(5.5)	$(21.4)	$15.9	(74.3)%
Loan fees	(1.3)	(0.4)	(0.9)	nm	(4.5)	(7.7)	3.2	(41.6)%
Other income (expense), net	11.7	1.8	9.9	nm	(6.3)	8.9	(15.2)	nm
Total other income and (expense), net	$8.7	$(2.0)	$10.7	nm	$(16.3)	$(20.2)	$3.9	(19.3)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred in each period for various acquisition-related efforts, and include costs related to our acquisition of Argus in 2022.
Loan fees
Loan fees include deferred financing fees written off as a result of prepayments made on our debt. During the three and nine months ended September 30, 2023, we prepaid $75.0 million and $225.0 million, respectively, of our Senior Secured Term Loan B-6, funded from our cash-on-hand. As a result, during the three and nine months ended September 30, 2023, we expensed $1.0 million and $3.1 million of our unamortized original issue discount and deferred financing fees. During the nine months ended September 30, 2022, we prepaid $400.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand. As a result, for the nine months ended September 30, 2022, we expensed $6.5 million of our unamortized original issue discount and deferred financing fees

Table of Content
Other income and (expense), net
The three months ended September 30, 2023 includes a $11.7 million adjustment to the fair value of a put option liability related to a minority investment, currency remeasurement gains and losses, dividends received from Cost Method Investments, and other miscellaneous non-operating income and expense items.
The nine months ended September 30, 2023 includes a $9.1 million loss on the impairment of a Cost Method Investment, a $6.2 million adjustment to the fair value of a put option liability related to a minority investment, gains and losses on other Cost Method investments, currency remeasurement gains and losses, dividends received from Cost Method Investments, and other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended September 30, 2023, we reported an effective tax rate of (6.0)%, which was lower than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of non-deductible goodwill impairment.
For the three months ended September 30, 2022, we reported an effective tax rate of 27.6%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to increases in valuation allowances, nondeductible expenses in connection with executive compensation limitations, non-U.S. return-to-provision adjustments and other rate-impacting items, partially offset by benefits from the foreign rate differential, which includes the cumulative effect of a legal entity restructuring implemented in the third quarter and the research and development credit.
For the nine months ended September 30, 2023, we reported an effective tax rate of (27.2)%, which was lower than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of non-deductible goodwill impairment.
For the nine months ended September 30, 2022, we reported an effective tax rate of 26.6%, which was higher than the 21.0% U.S. federal corporate statutory rate due primarily to nondeductible expenses in connection with certain legal and regulatory matters and executive compensation limitations, increases in valuation allowances and other rate-impacting items, partially offset by excess tax benefits on stock-based compensation, benefits from the research and development credit, and benefits from the foreign rate differential, which includes the cumulative effect of a legal entity restructuring implemented in the third quarter.
Segment Results of Operations—Three and Nine Months Ended September 30, 2023 and 2022:
Management, including our chief operating decision maker (“CODM”), evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the three and nine months ended September 30, 2023 and 2022, our segment revenue, segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were as follows:

Table of Content

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue:
U.S. Markets gross revenue
Financial Services	$322.6	$323.3	$(0.7)	(0.2)%	$975.1	$958.6	$16.5	1.7%
Emerging Verticals	310.9	297.8	13.1	4.4%	920.9	895.8	25.1	2.8%
U.S. Markets gross revenue	$633.5	$621.1	$12.4	2.0%	$1,896.1	$1,854.4	$41.6	2.2%

International:
Canada	$36.7	$32.4	$4.3	13.3%	$103.1	$96.2	$7.0	7.2%
Latin America	30.9	28.6	2.4	8.2%	89.4	85.3	4.0	4.7%
United Kingdom	49.8	48.5	1.3	2.6%	146.0	154.5	(8.5)	(5.5)%
Africa	15.2	15.5	(0.4)	(2.3)%	44.3	45.9	(1.6)	(3.6)%
India	56.1	44.4	11.7	26.4%	161.8	129.8	32.0	24.7%
Asia Pacific	22.3	19.8	2.5	12.8%	65.6	55.7	9.9	17.7%
International gross revenue	$211.0	$189.2	$21.8	11.5%	$610.1	$567.4	$42.7	7.5%

Consumer Interactive	$143.1	$147.3	$(4.2)	(2.9)%	$429.4	$444.3	$(14.9)	(3.3)%

Total gross revenue	$987.6	$957.6	$30.0	3.1%	$2,935.6	$2,866.1	$69.5	2.4%

Adjusted EBITDA:
U.S. Markets	$223.0	$218.4	$4.6	2.1%	$645.1	$669.5	$(24.4)	(3.6)%
International	95.5	83.9	11.7	13.9%	266.9	246.9	20.0	8.1%
Consumer Interactive	72.1	73.1	(0.9)	(1.3)%	209.9	210.0	(0.1)	(0.1)%

Adjusted EBITDA margin:
U.S. Markets	35.2%	35.2%		—%	34.0%	36.1%		(2.1)%
International	45.3%	44.3%		0.9%	43.7%	43.5%		0.2%
Consumer Interactive	50.4%	49.6%		0.8%	48.9%	47.3%		1.6%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
U.S. Markets revenue increased $12.4 million, or 2.0%, and $41.6 million, or 2.2%, for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022. The increase was due primarily to an increase in our Emerging verticals and, for the nine-month period, a 1.1% increase due to our acquisition of Argus.
Financial Services: Revenue remained relatively flat for the three months ended September 30, 2023, compared with the same period in 2022. Our Card and Banking line of business decreased due primarily to a decrease in marketing activity. Our Consumer Lending line of business decreased due to softness in the FinTech space from increasing interest rates. These decreases were offset by an increase in our Mortgage line of business due primarily to price increases partially offset by volume declines due to higher interest rates, and an increase in our Auto line of business due to price and volume increases.
Revenue increased $16.5 million, or 1.7%, for the nine months ended September 30, 2023, compared with the same periods in 2022. Our Mortgage line of business increased due primarily to price increases, partially offset by volume declines due to higher interest rates. Our Auto line of business also increased due to price increases and an increase in volumes. Our Consumer Lending line of business decreased due to macroeconomic uncertainty driving a decline in marketing activity. Our Card and

Table of Content
Banking line of business also decreased, due primarily to a decrease from reduced batch activity that was partially offset by an increase in online volumes.
We anticipate interest rates will remain high and continue to impact our Financial Services business.
Emerging Verticals: Revenue increased $13.1 million, or 4.4%, and $25.1 million or 2.8%, for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022. The increase was due to increases in our Technology, Insurance, Services & Collections, Media and Public Sector verticals, partially offset by a decrease in our Tenant and Employment verticals.
Adjusted EBITDA
For the three months ended September 30, 2023, Adjusted EBITDA increased $4.6 million, primarily due to an increase in revenue and a decrease in people costs, partially offset by higher variable product costs.
For the nine months ended September 30, 2023, Adjusted EBITDA decreased $24.4 million, primarily due to higher variable product costs, an increase in people costs, and equipment and software expense, partially offset by an increase in revenue and a decrease in certain legal and regulatory expenses.
For the three months ended September 30, 2023, Adjusted EBITDA margin was flat compared with the same period in 2022.
For the nine months ended September 30, 2023, Adjusted EBITDA margin decreased, due primarily to a shift in the revenue mix and the lower margin profile of the Argus business.
International Segment
Revenue
International revenue increased $21.8 million, or 11.5%, and $42.7 million, or 7.5%, for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022, due primarily to higher local currency revenue in all regions except for the United Kingdom, driven by increased volumes from improving economic conditions and new product initiatives. The impact of foreign currencies resulted in a revenue increase of 0.2% for the three-month period and a decrease of 4.6% for the nine-month period.
Canada: Revenue increased $4.3 million, or 13.3%, and $7.0 million, or 7.2%, for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022. The increase was due primarily to higher local currency revenue from new business wins, including at a large bank, share-shifts from key customers, batch and breach services, and other volume increases, partially offset by a decrease in revenue of 3.3% and 5.2% in each respective period from the impact of foreign currencies.
Latin America: Revenue increased $2.4 million, or 8.2%, and $4.0 million or 4.7%, for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022. The increase was due primarily to higher local currency revenue from broad-based growth across several of our markets, including ongoing new business wins, share-shifts, and other volume increases including expansion of our new solutions. The impact of foreign currencies resulted in a revenue increase of 5.5% for the three-month period and a revenue decrease of 1.6% for the nine-month period.
United Kingdom: Revenue increased $1.3 million, or 2.6%, for the three months ended September 30, 2023, compared with the same period in 2022. The increase was primarily driven by a 7.1% impact of foreign currencies and volume growth from new products at key Financial Services customers, partially offset by the impact of a one-time contract in the prior period.
Revenue decreased $8.5 million, or 5.5%, for the nine months ended September 30, 2023 compared with the same period in 2022. The decrease was primarily driven by the impact of a one-time contract in the prior year, and a 1.1% impact of foreign currencies, partially offset by volume growth from new products at key Financial Services customers.
Africa: Revenue decreased $0.4 million, or 2.3%, and $1.6 million, or 3.6%, for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022. The decrease was primarily driven by a 10.3% and 14.3% impact of foreign currencies in each respective period. Excluding the impact of foreign currency, local currency revenue increased due to meaningful new business wins in the nine-month period and contract renewals as well as volume growth in emerging countries and emerging verticals in both periods.
India: Revenue increased $11.7 million, or 26.4%, and $32.0 million, or 24.7%, for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022, due primarily to higher local currency revenue from growth in consumer and commercial credit markets fueled by healthy consumers who continued to spend despite rising inflation, including fraud, employment screening and consumer offerings, partially offset by a decrease of 4.6% and 8.2% in each respective period from the impact of foreign currencies.

Table of Content
Asia Pacific: Revenue increased $2.5 million, or 12.8%, and $9.9 million, or 17.7%, for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022, due primarily to higher local currency revenue from increased volumes resulting from improved macroeconomic conditions, including new business in the financial services market, new product adoptions and increased volume in our consumer offerings. The impact of foreign currencies resulted in a revenue increase of 0.5% for the three-month period and a decrease of 1.1% for the nine-month period.
Adjusted EBITDA
For the three and nine months ended September 30, 2023, Adjusted EBITDA increased $11.7 million and $20.0 million, respectively, due primarily to an increase in revenue, partially offset by an increase in labor costs to support growth initiatives in certain regions.
For the three and nine months ended September 30, 2023, Adjusted EBITDA margins for the International segment increased and was relatively flat, for each respective period, due primarily to an increase in local currency revenue and improving market conditions in most of our regions, partially offset by an increase in labor costs to support growth initiatives in certain regions.
Consumer Interactive Segment
Revenue
Consumer Interactive revenue decreased $4.2 million, or 2.9%, and $14.9 million, or 3.3%, respectively, for the three and nine months ended September 30, 2023, compared with the same periods in 2022, due primarily to a decrease in revenue in our direct channel as reduced advertising and slowing macroeconomic conditions significantly reduced consumer demand for our paid credit products, partially offset by an increase in revenue in our indirect channel. In our indirect channel, revenue was flat for the three-month period and increased for the nine-month period, due primarily to higher volumes and new contracts with existing customers, partially offset by a prior year breach services contract.
Adjusted EBITDA
For the three and nine months ended September 30, 2023, Adjusted EBITDA decreased $0.9 million and was relatively flat, for each respective period, due primarily to a decrease in advertising expense, partially offset by a decrease in revenue.
For the three and nine months ended September 30, 2023, Adjusted EBITDA margin for the Consumer Interactive segment increased due to a decrease in advertising costs and revenue growth in our indirect channel, partially offset by a decrease in revenue in our direct channel.

Table of Content
Non-GAAP measures—Three and Nine Months Ended September 30, 2023 and 2022:
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
We define Consolidated Adjusted EBITDA as net income (loss) attributable to TransUnion, less discontinued operations, net of tax, plus net interest expense, plus (less) provision (benefit) for income taxes, plus depreciation and amortization, plus goodwill impairment, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses, including Neustar integration-related expenses, plus certain accelerated technology investment expenses to migrate to the cloud, plus (less) certain other expenses (income). We define Consolidated Adjusted EBITDA Margin as Consolidated Adjusted EBITDA divided by total revenue as reported.
We define Adjusted Net Income as net income (loss) attributable to TransUnion, less discontinued operations, net of tax, plus goodwill impairment, plus stock-based compensation, plus mergers, acquisitions, divestitures and business optimization-related expenses, including Neustar integration-related expenses, plus certain accelerated technology investment expenses, plus (less) certain other expenses (income), plus amortization of certain intangible assets, plus or minus the total adjustment for income taxes included in our Adjusted Provision for Income Taxes. We define Adjusted Diluted Earnings per Share as Adjusted Net Income divided by the weighted-average diluted shares outstanding. We define Adjusted Provision for Income Taxes as our provision for income taxes, plus or minus the tax impact on the adjustment included in Adjusted Net Income, plus or minus the impact of excess tax benefits for share compensation, plus or minus other items that relate to prior periods such as valuation allowance changes, deferred tax rate and return-to-provision adjustments, and other unusual items that are included in our provision for income taxes. We define Adjusted Effective Tax Rate as Adjusted Provision for Income Taxes divided by Adjusted Net Income.
We define Leverage Ratio as net debt divided by Consolidated Adjusted EBITDA for the most recent twelve-month period including twelve months of Adjusted EBITDA from significant acquisitions. Net debt is defined as total debt less cash and cash equivalents as reported on the balance sheet as of the end of the period.
For the three and nine months ended September 30, 2023 and 2022, these non-GAAP measures were as follows:

Table of Content
Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2023 vs. 2022				2023 vs. 2022
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Reconciliation of net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA:
Net income (loss) attributable to TransUnion	$(399.8)	$79.2	$(478.9)	nm	$(293.2)	$223.0	$(516.3)	nm
Discontinued operations, net of tax	0.5	(2.4)	2.9	nm	0.7	(2.3)	3.1	nm
Income (loss) from continuing operations attributable to TransUnion	$(399.3)	$76.8	$(476.0)	nm	$(292.5)	$220.7	$(513.2)	nm
Net interest expense	67.8	60.2	7.6	12.6%	202.1	160.4	41.7	26.0%
Provision for income taxes	22.2	30.6	(8.3)	(27.3)%	60.1	84.1	(24.0)	(28.6)%
Depreciation and amortization	131.3	129.6	1.8	1.4%	391.1	389.0	2.1	0.6%
EBITDA	$(178.0)	$297.1	$(475.0)	nm	$360.8	$854.1	$(493.3)	(57.8)%
Adjustments to EBITDA:
Goodwill impairment[1]	495.0	—	495.0	nm	495.0	—	495.0	nm
Stock-based compensation[2]	27.0	19.9	7.0	35.4%	73.3	60.8	12.5	20.5%
Mergers and acquisitions, divestitures and business optimization[3]	(6.0)	7.8	(13.8)	nm	24.5	36.4	(12.0)	(32.8)%
Accelerated technology investment[4]	16.3	12.1	4.2	34.8%	53.5	32.2	21.3	66.3%
Net other[5]	1.8	3.8	(2.0)	(52.1)%	10.6	41.7	(31.1)	(74.6)%
Total adjustments to EBITDA	$534.1	$43.6	$490.5	nm	$656.8	$171.1	$485.8	nm
Consolidated Adjusted EBITDA	$356.1	$340.7	$15.5	4.5%	$1,017.6	$1,025.2	$(7.6)	(0.7)%

Net income (loss) attributable to TransUnion margin	(41.3)%	8.4%		(49.7)%	(10.2)%	7.9%		(18.1)%
Consolidated Adjusted EBITDA margin[6]	36.8%	36.3%		0.5%	35.4%	36.5%		(1.1)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.For the three and nine months ended September 30, 2023, we recorded a goodwill impairment of $495 million related to our United Kingdom reporting unit in our International segment.
2.Consisted of stock-based compensation, including amounts which are cash settled.
3.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended September 30, 2023, $4.1 million of Neustar integration costs; $1.7 million of acquisition expenses; a $1.0 million adjustment to fair value of a note receivable; an $(11.7) million adjustment to the fair value of a put option liability related to a minority investment; and $(1.1) million of reimbursements for transition services related to divested businesses, net of separation expenses.
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
For the nine months ended September 30, 2023, $15.6 million of Neustar integration costs; a $9.1 million loss on the impairment of a Cost Method Investment; $5.5 million of acquisition expenses; $5.1 million of adjustments to liabilities from a recent acquisition; a $(6.2) million adjustment to the fair value of a put option liability related to a minority investment; $(2.4) million of reimbursements for transition services related to divested businesses, net of separation expenses; a $(1.3) million adjustment to the fair value of a note receivable; and a $(0.8) million gain on the disposal of a Cost Method Investment.

Table of Content
For the nine months ended September 30, 2022, $25.5 million of Neustar integration costs; $21.4 million of acquisition expenses; $(6.0) million of reimbursements for transition services related to divested businesses, net of separation expenses; a $(3.4) million gain related to a government tax reimbursement from a recent business acquisition; and a $(1.0) million adjustment to the fair value of a put option liability related to a minority investment.
4.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
5.Net other consisted of the following adjustments:
For the three months ended September 30, 2023, $1.0 million of deferred loan fees written off as a result of the prepayment on our debt; and a $0.9 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the three months ended September 30, 2022, a $3.8 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the nine months ended September 30, 2023, $3.1 million of deferred loan fees written off as a result of the prepayment on our debt; and a $7.5 million net loss from currency remeasurement of our foreign operations, loan fees and other.
For the nine months ended September 30, 2022, $28.4 million for certain legal and regulatory expenses; $6.5 million of deferred loan fees written off as a result of the prepayments on our debt; and a $6.8 million net loss from currency remeasurement of our foreign operations, loan fees and other.
6.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
Consolidated Adjusted EBITDA increased $15.5 million for the three months ended September 30, 2023 and decreased $7.6 million for the nine months ended September 30, 2023, compared with the same periods in 2022.
The increase for the three-month period was due primarily to:
•an increase in revenue; and
•a decrease in advertising expense,
partially offset by:
•    higher variable product costs; and
•an increase in labor costs.
The decrease for the nine-month period was due primarily to:
•an increase in labor costs; and
•operating costs of our 2022 acquisition,
partially offset by:
•    a decrease in advertising expense; and
•an increase in revenue.
Consolidated Adjusted EBITDA Margin
For the three months ended September 30, 2023 Consolidated Adjusted EBITDA margin increased, primarily due to increase in revenue and advertising expense. For the nine months ended September 30, 2023, Consolidated Adjusted EBITDA margin decreased, due primarily to lower margins from our recent acquisitions and higher variable product costs in our U.S. Markets segment.

Table of Content
Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2023 vs. 2022				2023 vs. 2022
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted Net Income:
Net income (loss) attributable to TransUnion	$(399.8)	$79.2	$(478.9)	nm	$(293.2)	$223.0	$(516.3)	nm
Discontinued operations, net of tax	0.5	(2.4)	2.9	nm	0.7	(2.3)	3.1	nm
Income (loss) from continuing operations attributable to TransUnion	$(399.3)	$76.8	$(476.0)	nm	$(292.5)	$220.7	$(513.2)	nm
Adjustments before income tax items:
Goodwill impairment[2]	495.0	—	495.0	nm	495.0	—	495.0	nm
Stock-based compensation[3]	27.0	19.9	7.0	35.4%	73.3	60.8	12.5	20.5%
Mergers and acquisitions, divestitures and business optimization[4]	(6.0)	7.8	(13.8)	nm	24.5	36.4	(12.0)	(32.8)%
Accelerated technology investment[5]	16.3	12.1	4.2	34.8%	53.5	32.2	21.3	66.3%
Net other[6]	1.8	3.4	(1.6)	(47.3)%	9.6	40.5	(30.9)	(76.2)%
Amortization of certain intangible assets[7]	72.1	76.7	(4.6)	(6.0)%	221.2	231.1	(9.9)	(4.3)%
Total adjustments before income tax items	$606.2	$119.9	$486.2	nm	$877.0	$401.0	$476.1	nm
Change in provision for income taxes	(29.5)	(16.5)	(13.0)	78.7%	(85.2)	(73.2)	(12.1)	16.5%
Adjusted Net Income	$177.4	$180.2	$(2.8)	(1.5)%	$499.3	$548.5	$(49.2)	(9.0)%

Weighted-average shares outstanding:
Basic	193.4	192.6	nm	nm	193.3	192.4	nm	nm
Diluted[8]	194.6	193.2	nm	nm	194.8	193.1	nm	nm

Adjusted Earnings per Share:
Basic	$0.92	$0.94	$(0.02)	(2.0)%	$2.58	$2.85	$(0.27)	(9.4)%
Diluted	$0.91	$0.93	$(0.02)	(2.3)%	$2.56	$2.84	$(0.28)	(9.7)%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of diluted earnings per share from net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share[1] from:
Net income (loss) attributable to TransUnion	$(2.07)	$0.41	$(1.52)	$1.15
Discontinued operations, net of tax	—	(0.01)	—	(0.01)
Income (loss) from continuing operations attributable to TransUnion	$(2.06)	$0.40	$(1.51)	$1.14
Adjustments before income tax items:
Goodwill[2]	2.54	—	2.54	—
Stock-based compensation[3]	0.14	0.10	0.38	0.31
Mergers and acquisitions, divestitures and business optimization[4]	(0.03)	0.04	0.13	0.19
Accelerated technology investment[5]	0.08	0.06	0.27	0.17
Net other[6]	0.01	0.02	0.05	0.21
Amortization of certain intangible assets[7]	0.37	0.40	1.14	1.20
Total adjustments before income tax items	$3.11	$0.62	$4.50	$2.08
Change in provision for income taxes	(0.15)	(0.09)	(0.44)	(0.38)
Impact of additional dilutive shares[8]	$0.01	$—	$0.02	$—
Adjusted Diluted Earnings per Share	$0.91	$0.93	$2.56	$2.84
As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.

1.For the three and nine months ended September 30, 2023, each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.
2.For the three and nine months ended September 30, 2023, we recorded a goodwill impairment of $495 million related to our United Kingdom reporting unit in our International segment.
3.Consisted of stock-based compensation, including amounts which are cash settled.
4.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:
For the three months ended September 30, 2023, $4.1 million of Neustar integration costs; $1.7 million of acquisition expenses; a $1.0 million adjustment to fair value of a note receivable; an $(11.7) million adjustment to the fair value of a put option liability related to a minority investment; and $(1.1) million of reimbursements for transition services related to divested businesses, net of separation expenses.
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
For the nine months ended September 30, 2023, $15.6 million of Neustar integration costs; a $9.1 million loss on the impairment of a Cost Method Investment; $5.5 million of acquisition expenses; $5.1 million of adjustments to liabilities from a recent acquisition; a $(6.2) million adjustment to the fair value of a put option liability related to a minority investment; $(2.4) million of reimbursements for transition services related to divested businesses, net of separation expenses; a $(1.3) million adjustment to the fair value of a note receivable; and a $(0.8) million gain on the disposal of a Cost Method Investment.
For the nine months ended September 30, 2022, $25.5 million of Neustar integration costs; $21.4 million of acquisition expenses; $(6.0) million of reimbursements for transition services related to divested businesses, net of separation expenses; a $(3.4) million gain related to a government tax reimbursement from a recent business acquisition; and a $(1.0) million adjustment to the fair value of a put option liability related to a minority investment.
5.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
6.Net other consisted of the following adjustments:

Table of Content
For the three months ended September 30, 2023, $1.0 million of deferred loan fees written off as a result of the prepayment on our debt; and a $0.8 million net loss from currency remeasurement of our foreign operations and other.
For the three months ended September 30, 2022, a $3.4 million net loss from currency remeasurement of our foreign operations and other.
For the nine months ended September 30, 2023, $3.1 million of deferred loan fees written off as a result of the prepayment on our debt; and a $6.5 million net loss from currency remeasurement of our foreign operations and other.
For the nine months ended September 30, 2022, a $28.4 million net increase in certain legal and regulatory expenses; $6.5 million of deferred loan fees written off as a result of the prepayments on our debt; and a $5.6 million net loss from currency remeasurement of our foreign operations and other.
7.Consisted of amortization of intangible assets from our 2012 change-in-control transaction and amortization of intangible assets established in business acquisitions after our 2012 change-in-control transaction.
8.Diluted share counts for Adjusted Diluted Earnings Per Share includes an additional 1.2 million and 1.5 million of dilutive securities for the three months and nine months ended September 30, 2023, respectively, which are not included in GAAP diluted weighted-average shares outstanding due to the Company’s net loss position for the three and nine months ended September 30, 2023.
Adjusted Net Income
For the three and nine months ended September 30, 2023, Adjusted Net Income decreased slightly, due primarily to an increase in interest expense, partially offset by an increase in interest income.
Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) from continuing operations before income taxes	$(372.7)	$110.8	$(220.5)	$316.1
Total adjustments before income tax items from Adjusted Net Income table above	606.2	119.9	877.0	401.0
Adjusted income from continuing operations before income taxes	$233.5	$230.8	$656.5	$717.0

Reconciliation of provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	(22.2)	(30.6)	(60.1)	(84.1)
Adjustments for income taxes:
Tax effect of above adjustments[1]	(27.9)	(26.1)	(90.1)	(82.7)
Eliminate impact of excess tax expenses/(benefits) for stock-based compensation	0.7	(0.6)	2.7	(5.6)
Other[2]	(2.2)	10.2	2.2	15.1
Total adjustments for income taxes	$(29.5)	$(16.5)	$(85.2)	$(73.2)
Adjusted Provision for Income Taxes	$(51.7)	$(47.1)	$(145.3)	$(157.3)

Effective tax rate	(6.0)%	27.6%	(27.2)%	26.6%
Adjusted Effective Tax Rate	22.2%	20.4%	22.1%	21.9%

As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Tax rates used to calculate the tax expense impact are based on the nature of each item.
2.For the three months ended September 30, 2023, ($1.8) million of valuation allowances related to prior periods; ($0.5) million of return to provision, audit adjustments, and reserves related to prior periods; and $0.1 of other adjustments.
For the three months ended September 30, 2022, $6.7 million of valuation allowances related to prior periods; $1.8 million of return to provision and audit adjustments related to prior periods; and $1.7 million of other adjustments.
For the nine months ended September 30, 2023, $2.6 million of return to provision, audit adjustments, and reserves related to prior periods; ($0.7) million of valuation allowances related to prior periods; and $0.3 million of other adjustments.

Table of Content
For the nine months ended September 30, 2022, $7.3 million of valuation allowances related to prior periods; $2.8 million of return to provision and audit adjustments related to prior periods; $2.0 million of deferred tax rate adjustments, and $3.0 million of other adjustments.
Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 22.2% for the three months ended September 30, 2023, which is higher than the 21.0% U.S. federal corporate statutory rate, due primarily to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.
We reported an adjusted tax rate of 20.4% for the three months ended September 30, 2022, which is lower than the 21.0% U.S. federal corporate statutory rate, due primarily to benefits from the foreign rate differential, foreign tax credits, and the research and development credit, partially offset by increases for state taxes and foreign withholding taxes.
We reported an adjusted tax rate of 22.1% for the nine months ended September 30, 2023, which is higher than the 21.0% U.S. federal corporate statutory rate, due primarily to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.
We reported an adjusted tax rate of 21.9% for the nine months ended September 30, 2022, which is higher than the 21.0% U.S. federal corporate statutory rate, due primarily to increases for state taxes and foreign withholding taxes, partially offset by benefits from the research and development credit, foreign tax credits, and the foreign rate differential.

Table of Content
Leverage Ratio

(dollars in millions)	Trailing Twelve Months Ended September 30, 2023
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA:
Net income (loss) attributable to TransUnion	$(246.8)
Discontinued operations, net of tax	(14.3)
Income (loss) from continuing operations attributable to TransUnion	$(261.1)
Net interest expense	268.0
Provision for income taxes	95.9
Depreciation and amortization	521.2
EBITDA	$623.9
Adjustments to EBITDA:
Goodwill impairment[1]	$495.0
Stock-based compensation[2]	93.6
Mergers and acquisitions, divestitures and business optimization[3]	38.8
Accelerated technology investment[4]	72.7
Net other[5]	14.9
Total adjustments to EBITDA	$715.0
Leverage Ratio Adjusted EBITDA	$1,338.9

Total debt	$5,368.5
Less: Cash and cash equivalents	420.9
Net Debt	$4,947.7

Ratio of Net Debt to Net income (loss) attributable to TransUnion	(20.0)
Leverage Ratio	3.7
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.For the three and nine months ended September 30, 2023, we recorded a goodwill impairment of $495.0 million related to our United Kingdom reporting unit in our International segment.
2.Consisted of stock-based compensation, including amounts which are cash settled.
3.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments: $23.3 million of Neustar integration costs; a $13.7 million loss on the impairment of Cost Method Investments; $7.9 million of acquisition expenses; a $5.8 million adjustment to the fair value of a put option liability related to a minority investment; a $5.0 million adjustment to a liability from a recent acquisition; and $(3.2) million of reimbursements for transition services related to divested businesses, net of separation expenses; a $(1.3) million adjustment to the fair value of a note receivable; a $(0.8) million gain on disposal of a Cost Method investment.
4.Represents expenses associated with our accelerated technology investment to migrate to the cloud.
5.Net other consisted of the following adjustments: a $7.4 million net loss from currency remeasurement of our foreign operations, loan fees and other; and $7.4 million of deferred loan fees written off as a result of the prepayments on our debt.

Table of Content
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
Goodwill impairment
In our Annual Report on Form 10-K for the year ended 2022, we disclosed that for our United Kingdom reporting unit, we had $681.2 million of goodwill as of December 31, 2022. The calculated excess fair value over carrying value was less than 10% of its carrying value as of October 31, 2022, our annual assessment date. Therefore, we concluded no impairment existed for this reporting unit.
We test goodwill for impairment on an annual basis in the fourth quarter and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value. During the three months ended September 30, 2023, we identified a triggering event requiring an interim impairment assessment for our United Kingdom reporting unit, which resulted in a goodwill impairment of $495.0 million. The worsening macroeconomic conditions during the third quarter from inflationary pressures and rising interest rates increasingly impacted our business for the current quarter and the near-term outlook. Due to these factors, management now believes the U.K. recovery will take longer, and will be at a slower pace, than previously expected. As a result, we have revised our short-term and mid-term forecasts for revenue and EBITDA expectations for our United Kingdom reporting unit. These factors have particularly impacted the online-only FinTech lenders that represent the largest vertical within our United Kingdom reporting unit. These lenders have seen significant declines in their access to capital impacting their ability to lend and in some cases leading to bankruptcies.
Our quantitative impairment test for the United Kingdom reporting unit consisted of a fair value calculation that combines an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. The quantitative impairment test requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows of the United Kingdom reporting unit are based on historical experience and internal operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to the United Kingdom. Market multiples are based on the guideline public company method using comparable publicly traded company multiples of EBITDA for a group of benchmark companies.
We believe the assumptions that we use in our quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of our United Kingdom reporting unit. Therefore, future impairments of our United Kingdom reporting unit could be required, which could be material to the consolidated financial statements.
We engaged a third-party valuation specialist to assist in our analysis of the fair value of our United Kingdom reporting unit. All judgments, significant assumptions and estimates, and forecasts were either provided by or reviewed by us. While we chose to utilize a third-party valuation specialist for assistance, the fair value analysis reflects the conclusions of management and not those of any third party.
We performed a sensitivity assessment for the significant assumptions used with the goodwill impairment analysis for the United Kingdom reporting unit for the quarter ended September 30, 2023, holding all other assumptions constant:
•A hypothetical 50 basis point increase to the discount rate, holding all other assumptions constant, would result in a further impairment expense of approximately $35 million determined by the income approach.
•A hypothetical decrease in the expected average annual revenue growth rate of approximately 70 basis points over the entire forecast period, holding all other assumptions constant, would result in a further impairment expense of approximately $30 million determined by the income approach.
•A hypothetical decrease in the expected EBITDA margins of 150 basis points in each year over the entire forecast period, holding all other assumptions constant, would result in a further impairment expense of $30 million determined by the income approach.

Table of Content
While unfavorable macroeconomic conditions are impacting some of our other reporting units, these reporting units are less sensitive to a change in forecast assumptions than our United Kingdom reporting unit due to greater excess of fair value over carrying value as of our 2022 goodwill impairment test. We did not identify a triggering event in any other reporting unit.
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
Cash and cash equivalents totaled $420.9 million and $585.3 million at September 30, 2023, and December 31, 2022, respectively, of which $334.7 million and $303.4 million was held outside the United States in each respective period. As of September 30, 2023, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $298.8 million available.
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
During the nine months ended September 30, 2023, we prepaid $225.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand.
In the third quarter of 2023, we paid dividends of $0.105 per share totaling $20.5 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our board.
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

Table of Content
Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Cash provided by (used in) operating activities of continuing operations	$443.8	$70.8	$373.0
Cash used in investing activities of continuing operations	(230.5)	(734.7)	504.2
Cash used in financing activities of continuing operations	(375.3)	(563.9)	188.6
Cash flows of discontinued operations and effect of exchange rate changes on cash and cash equivalents	(2.4)	(18.5)	16.1
Net change in cash and cash equivalents	$(164.4)	$(1,246.3)	$1,081.9
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
Cash paid for capital expenditures increased $20.7 million, from $192.5 million for the nine months ended September 30, 2022, to $213.2 million for the nine months ended September 30, 2023.
Debt
Hedges
Effective May 31, 2023, we amended all our interest rate swaps to replace the reference rate from LIBOR to Term SOFR. We applied the practical expedient for reference rate reform to continue to apply hedge accounting to the existing relationships.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,305.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,572.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,085.0 million that amortizes each quarter after it

Table of Content
commences. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2023, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 11, “Debt.”
Contractual Obligations
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 12, “Debt” for information about our long-term debt obligations, noncancelable lease obligations, and noncancelable purchase obligations as of December 31, 2022.
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
Factors that could cause actual results to differ materially from those described in the forward-looking statements, or that could materially affect our financial results or such forward-looking statements include:
•macroeconomic effects and changes in market conditions, including the impact of inflation, risk of recession, and industry trends and adverse developments in the debt, consumer credit and financial services markets, including the impact on the carrying value of our assets in all of the markets where we operate;
•our ability to provide competitive services and prices;
•our ability to retain or renew existing agreements with large or long-term customers;
•our ability to maintain the security and integrity of our data;
•our ability to deliver services timely without interruption;
•our ability to maintain our access to data sources;

Table of Content
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
•geopolitical conditions, including the war in Ukraine and the evolving conflict in Israel and surrounding areas;
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $300.0 million Senior Secured Revolving Line of Credit. Interest rates on these borrowings are based, at our election, on Term SOFR plus a credit spread adjustment, or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2022, essentially all of our outstanding debt was variable-rate debt. We currently have several interest rate hedge instruments that effectively fix our variable interest rate exposure on approximately 73.3% of our outstanding debt. Based on the amount of unhedged outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future, our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates, or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a

Table of Content
result of future business requirements, market conditions or other factors. During the third quarter of 2023, a 10% change in the average Term SOFR rates utilized in the calculation of our actual interest expense would have increased our interest expense by $7.8 million.
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

Table of Content
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
ITEM 1A. RISK FACTORS
The following discussion supplements the discussion of risk factors affecting the Company as set forth in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, and any subsequently filed Quarterly Reports on Form 10-Q, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results from operations.
We have significant amounts of goodwill and intangible assets. On a regular basis, we evaluate our assets for impairment based on various factors, including actual operating results and expected trends of projected revenues, profitability and cash flows. As of September 30, 2023, our consolidated balance sheet included goodwill of $5,086 million and other net intangibles of $3,546 million. We conduct a goodwill impairment test in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, we perform a quantitative impairment test for that reporting unit. Our quantitative impairment test consists of a fair value calculation for each reporting unit that combines an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. The quantitative impairment test requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows of each reporting unit are based on historical experience and internal operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to each reporting unit.
We believe the assumptions that we use in our qualitative and quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain. During times of economic distress, declining demand and declining earnings could lead to us to have less favorable estimates of our future cash flows, discount rates or market multiples. Such changes could lead to lower estimated fair values of our reporting units, which could lead to a material impairment. In certain markets where we operate, macroeconomic conditions are unfavorable. If these unfavorable macroeconomic conditions persist longer than we currently expect, or are worse than we currently expect, our estimates of revenue growth rates and EBITDA margins would decline, which could lead to an impairment of goodwill.
During the three months ended September 30, 2023, we identified a triggering event requiring an interim impairment assessment for our United Kingdom reporting unit, which resulted in a goodwill impairment of $495 million. The worsening macroeconomic conditions during the third quarter from inflationary pressures and rising interest rates increasingly impacted our business for the current quarter and the near-term outlook. Due to these factors, management now believes the U.K. recovery will take longer, and will be at a slower pace, than previously expected. As a result, we have revised our short-term and mid-term forecasts for revenue and EBITDA expectations for our United Kingdom reporting unit. These factors have particularly impacted the online-only FinTech lenders that represent the largest vertical within our United Kingdom reporting unit. These lenders have seen significant declines in their access to capital impacting their ability to lend and in some cases leading to bankruptcies. Any future reduction to our forecasts of our United Kingdom reporting unit may result in a further impairment that could have a material adverse effect on our business and financial results.

Table of Content
Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Goodwill” for a further information.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	199	$78.33	—	$166.5
August 1 to August 31	81,128	78.99	—	$166.5
September 1 to September 30	17,484	76.50	—	$166.5
Total	98,811	$78.55	—	$166.5
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
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408 of Regulation S-K.

Table of Content
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fourth Amended and Restated Bylaws of TransUnion amended as of November 18, 2022 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed November 23, 2022).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

October 24, 2023	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

October 24, 2023	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)