Form 10-Q/A
period 2023-09-30
TransUnion
filed 2024-01-11
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) of TransUnion (the “Company”) amends and restates certain information included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 24, 2023 (the “Original Q3 2023 10-Q”).
As previously disclosed in our Current Report on Form 8-K filed with the SEC on January 8, 2024, on January 6, 2024, the Audit Committee of TransUnion’s Board of Directors (the “Audit Committee”), upon the recommendation of management, concluded that the previously issued unaudited Consolidated Financial Statements of the Company as of and for the three and nine months ended September 30, 2023 (the “Q3 2023 Interim Financial Statements”), included in the Company’s Original Q3 2023 10-Q, were materially misstated and should no longer be relied upon.
The error identified within the Q3 2023 Interim Financial Statements involved an overstatement of $81.0 million to the non-cash goodwill impairment that was reported within our consolidated statements of income and balance sheet. The overstatement of the goodwill impairment was associated with our United Kingdom reporting unit and resulted primarily from a computational error in the manual translation of the U.S. Dollar equivalent value of revenue in the base year forecast upon which revenue growth rates are applied in the valuation model to calculate the reporting unit fair value. Refer to Note 1, “Significant Accounting and Reporting Policies” and Note 5, “Goodwill” in the Notes to the unaudited Consolidated Financial Statements on this Form 10-Q/A for additional information including a summary of the impacts of these adjustments.
The Company has concluded there was a material weakness in its internal control over financial reporting and that its disclosure controls and procedures were ineffective as of September 30, 2023. See additional discussion included in Part 1, Item 4 of this Form 10-Q/A.
This Form 10-Q/A is presented as of the filing date of the Original Q3 2023 10-Q and does not reflect events occurring after that date. Except as required to reflect the restated amounts, related disclosures, and updates to our assessment of internal control over financial reporting and disclosure controls and procedures, this Form 10-Q/A neither updates nor modifies the information contained in the Original Q3 2023 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Q3 10-Q.
The following items have been amended in this Form 10-Q/A:
•Part I, Item 1, UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
•Part I, Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Part I, Item 4, CONTROLS AND PROCEDURES
•Part II, Item 1A, RISK FACTORS
•Part II, Item 6, EXHIBITS
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as Exhibits 31.1, 31.2 and 32 to this Form 10-Q/A.
In accordance with applicable SEC rules, this Form 10-Q/A also includes an updated signature page.
Except as relating to the identified errors and the restatement described above, discussions within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements made in the Original Q3 2023 10-Q have not been revised in this Form 10-Q/A to reflect events that occurred at a later date or facts that subsequently became known to the Company and should be read in their historical context.
Refer to Note 1 “Significant Accounting and Reporting Policies” and Note 5 “Goodwill” in the Notes to Unaudited Consolidated Financial Statements on this Form 10-Q/A for additional information including a summary of the impacts of these adjustments.

TRANSUNION
AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A
QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	(As Restated)
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$420.9	$585.3
Trade accounts receivable, net of allowance of $15.1 and $11.0	694.5	602.2
Other current assets	286.5	262.7
Total current assets	1,401.9	1,450.2
Property, plant and equipment, net of accumulated depreciation and amortization of $781.8 and $711.3	182.9	218.2
Goodwill	5,154.9	5,551.4
Other intangibles, net of accumulated amortization of $2,589.3 and $2,268.6	3,546.3	3,675.5
Other assets	809.7	771.0
Total assets	$11,095.7	$11,666.3
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$270.7	$250.4
Short-term debt and current portion of long-term debt	114.6	114.6
Other current liabilities	525.9	540.5
Total current liabilities	911.1	905.5
Long-term debt	5,253.9	5,555.5
Deferred taxes	666.2	762.0
Other liabilities	154.6	173.9
Total liabilities	6,985.8	7,396.9
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2023 and December 31, 2022, 199.9 million and 198.7 million shares issued at September 30, 2023 and December 31, 2022, respectively, and 193.7 million shares and 192.7 million shares outstanding as of September 30, 2023 and December 31, 2022, respectively	2.0	2.0
Additional paid-in capital	2,386.6	2,290.3
Treasury stock at cost; 6.2 million and 6.0 million shares at September 30, 2023 and December 31, 2022, respectively	(302.2)	(284.5)
Retained earnings	2,172.3	2,446.6
Accumulated other comprehensive loss	(250.4)	(284.5)
Total TransUnion stockholders’ equity	4,008.3	4,169.9
Noncontrolling interests	101.6	99.5
Total stockholders’ equity	4,109.9	4,269.4
Total liabilities and stockholders’ equity	$11,095.7	$11,666.3
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(As Restated)		(As Restated)
	2023	2022	2023	2022
Revenue	$968.7	$938.2	$2,876.9	$2,807.8
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	344.8	338.2	1,073.2	988.2
Selling, general and administrative	314.8	301.0	931.3	943.6
Depreciation and amortization	131.3	129.6	391.1	389.0
Goodwill impairment	414.0	—	414.0	—
Total operating expenses	1,205.0	768.8	2,809.6	2,320.8
Operating income (loss)	(236.3)	169.5	67.3	487.0
Non-operating income and (expense)
Interest expense	(72.7)	(61.3)	(217.2)	(163.4)
Interest income	5.0	1.1	15.1	3.1
Earnings from equity method investments	3.7	3.5	11.7	9.7
Other income and (expense), net	8.7	(2.0)	(16.3)	(20.2)
Total non-operating income and (expense)	(55.4)	(58.7)	(206.8)	(170.9)
Income (loss) from continuing operations before income taxes	(291.7)	110.8	(139.5)	316.1
Provision for income taxes	(22.2)	(30.6)	(60.1)	(84.1)
Income (loss) from continuing operations	(313.9)	80.3	(199.6)	232.0
Discontinued operations, net of tax	(0.5)	2.4	(0.7)	2.3
Net income (loss)	(314.4)	82.7	(200.3)	234.3
Less: net income attributable to the noncontrolling interests	(4.3)	(3.5)	(11.9)	(11.3)
Net income (loss) attributable to TransUnion	$(318.8)	$79.2	$(212.2)	$223.0

Income (loss) from continuing operations	$(313.9)	$80.3	$(199.6)	$232.0
Less: income from continuing operations attributable to noncontrolling interests	(4.3)	(3.5)	(11.9)	(11.3)
Income (loss) from continuing operations attributable to TransUnion	(318.3)	76.8	(211.5)	220.7
Discontinued operations, net of tax	(0.5)	2.4	(0.7)	2.3
Net income (loss) attributable to TransUnion	$(318.8)	$79.2	$(212.2)	$223.0

Basic earnings per common share from:
Income (loss) from continuing operations attributable to TransUnion	$(1.65)	$0.40	$(1.09)	$1.15
Discontinued operations, net of tax	—	0.01	—	0.01
Net Income (loss) attributable to TransUnion	$(1.65)	$0.41	$(1.10)	$1.16
Diluted earnings per common share from:
Income (loss) from continuing operations attributable to TransUnion	$(1.65)	$0.40	$(1.09)	$1.14
Discontinued operations, net of tax	—	0.01	—	0.01
Net Income (loss) attributable to TransUnion	$(1.65)	$0.41	$(1.10)	$1.15
Weighted-average shares outstanding:
Basic	193.4	192.6	193.3	192.4
Diluted	193.4	193.2	193.3	193.1

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(As Restated)		(As Restated)
	2023	2022	2023	2022
Net income (loss)	$(314.4)	$82.7	$(200.3)	$234.3
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(49.0)	(138.0)	37.0	(280.3)
Benefit (provision) for income taxes	(0.6)	0.2	(2.0)	(0.3)
Foreign currency translation, net	(49.6)	(137.8)	35.0	(280.6)
Hedge instruments:
Net change on interest rate swaps	2.0	83.6	(2.7)	274.5
Benefit (provision) for income taxes	(0.5)	(20.7)	0.7	(68.4)
Hedge instruments, net	1.5	62.9	(2.0)	206.1
Available-for-sale securities:
Net unrealized (loss) gain	—	(0.3)	(0.1)	(0.2)
Benefit (provision) for income taxes	—	—	—	0.1
Available-for-sale securities, net	—	(0.3)	(0.1)	(0.1)
Total other comprehensive income (loss), net of tax	(48.2)	(75.2)	32.8	(74.6)
Comprehensive income (loss)	(362.6)	7.5	(167.5)	159.7
Less: comprehensive income attributable to noncontrolling interests	(3.9)	(2.3)	(10.6)	(8.5)
Comprehensive income (loss) attributable to TransUnion	$(366.5)	$5.2	$(178.1)	$151.2
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	(As Restated)	2022
	2023
Cash flows from operating activities:
Net income (loss)	$(200.3)	$234.3
Less: Discontinued operations, net of tax	0.7	(2.3)
Income (loss) from continuing operations	(199.6)	232.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	391.1	389.0
Goodwill impairment	414.0	—
Loss on repayment of loans	3.0	6.5
Deferred taxes	(101.3)	(60.7)
Stock-based compensation	72.9	62.0
Other	13.1	14.9
Changes in assets and liabilities:
Trade accounts receivable	(104.2)	(72.7)
Other current and long-term assets	(42.4)	(31.0)
Trade accounts payable	16.9	(20.4)
Other current and long-term liabilities	(19.7)	(448.8)
Cash provided by operating activities of continuing operations	443.8	70.8
Cash provided by operating activities of discontinued operations	(0.2)	4.6
Cash provided by operating activities	443.6	75.4
Cash flows from investing activities:
Capital expenditures	(213.2)	(192.5)
Proceeds from sale/maturities of other investments	63.9	85.3
Purchases of other investments	(43.7)	(103.9)
Investments in consolidated affiliates, net of cash acquired	—	(510.4)
Investments in nonconsolidated affiliates	(36.9)	(14.8)
Payment related to disposal of discontinued operations	(0.5)	—
Other	(0.1)	1.6
Cash used in investing activities of continuing operations	(230.5)	(734.7)
Cash used in investing activities of discontinued operations	—	(1.9)
Cash used in investing activities	(230.5)	(736.6)
Cash flows from financing activities:
Repayments of debt	(310.9)	(486.0)
Proceeds from issuance of common stock and exercise of stock options	23.1	18.7
Dividends to shareholders	(61.4)	(57.5)
Employee taxes paid on restricted stock units recorded as treasury stock	(17.6)	(30.0)
Payment of contingent consideration	—	(2.8)
Distributions to noncontrolling interests	(8.5)	(6.3)
Cash used in financing activities of continuing operations	(375.3)	(563.9)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(21.2)
Net change in cash and cash equivalents	(164.4)	(1,246.3)
Cash and cash equivalents, beginning of period	585.3	1,842.4
Cash and cash equivalents, end of period	$420.9	$596.1
See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	191.8	$2.0	$2,188.9	$(252.0)	$2,254.6	$(285.4)	$98.1	$4,006.2
Net income	—	—	—	—	48.3	—	3.7	52.0
Other comprehensive income (loss)	—	—	—	—	—	100.7	(0.1)	100.6
Stock-based compensation	—	—	20.1	—	—	—	—	20.1
Employee share purchase plan	0.1	—	10.0	—	—	—	—	10.0
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units and performance stock units	0.8	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(28.7)	—	—	—	(28.7)
Dividends to shareholders	—	—	—	—	(18.4)	—	—	(18.4)
Balance, March 31, 2022	192.4	$2.0	$2,219.2	$(280.8)	$2,284.5	$(184.7)	$101.7	$4,141.9
Net income	—	—	—	—	95.6	—	4.1	99.6
Other comprehensive income (loss)	—	—	—	—	—	(98.8)	(1.5)	(100.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Stock-based compensation	—	—	20.5	—	—	—	—	20.5
Exercise of stock options	0.1	—	0.2	—	—	—	—	0.2
Treasury stock purchased	—	—	—	(0.4)	—	—	—	(0.4)
Dividends to shareholders	—	—	—	—	(18.6)	—	—	(18.6)
Balance, June 30, 2022	192.5	$2.0	$2,239.9	$(281.2)	$2,361.5	$(283.5)	$100.2	$4,138.9
Net income	—	—	—	—	79.2	—	3.5	82.7
Other comprehensive income (loss)	—	—	—	—	—	(73.9)	(1.3)	(75.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation	—	—	18.7	—	—	—	—	18.7
Employee share purchase plan	0.1	—	11.0	—	—	—	—	11.0
Exercise of stock options	0.1	—	0.4	—	—	—	—	0.4
Treasury stock purchased	—	—	—	(0.8)	—	—	—	(0.8)
Dividends to shareholders	—	—	—	—	(19.8)	—	—	(19.8)
Balance, September 30, 2022	192.7	$2.0	$2,270.0	$(282.0)	$2,420.9	$(357.4)	$100.2	$4,153.7

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4
Net income	—	—	—	—	52.6	—	4.3	56.9
Other comprehensive income (loss)	—	—	—	—	—	2.3	(0.6)	1.7
Stock-based compensation	—	—	20.7	—	—	—	—	20.7
Employee share purchase plan	0.2	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	0.5	—	—	—	—	0.5
Vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(7.6)	—	—	—	(7.6)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, March 31, 2023	193.2	$2.0	$2,322.3	$(292.1)	$2,478.4	$(282.2)	$103.2	$4,331.5
Net income	—	—	—	—	53.9	—	3.3	57.2
Other comprehensive income (loss)	—	—	—	—	—	79.6	(0.4)	79.2
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Stock-based compensation	—	—	23.0	—	—	—	—	23.0
Exercise of stock options	—	—	0.1	—	—	—	—	0.1
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(2.3)	—	—	—	(2.3)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, June 30, 2023	193.3	$2.0	$2,345.3	$(294.4)	$2,511.5	$(202.6)	$100.2	$4,462.0
Net income (loss)	—	—	—	—	(318.8)	—	4.3	(314.4)
Other comprehensive income (loss)	—	—	—	—	—	(47.8)	(0.4)	(48.2)
Distributions to noncontrolling interests	—	—	—	—	—	.	(2.6)	(2.6)
Stock-based compensation	—	—	25.5	—	—	—	—	25.5
Employee share purchase plan	0.2	—	15.8	—	—	—	—	15.8
Vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(7.8)	—	—	—	(7.8)
Dividends to shareholders	—	—	—	—	(20.5)	—	—	(20.5)
Balance, September 30, 2023 (As Restated)	193.7	$2.0	$2,386.6	$(302.2)	$2,172.3	$(250.4)	$101.6	$4,109.9
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
Restatement
The Company has restated its previously issued Consolidated Financial Statements and related notes as of and for the three and nine months ended September 30, 2023. During the fourth quarter of 2023, the Company identified an overstatement of the non-cash goodwill impairment associated with our United Kingdom reporting unit that was previously reported in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023. The overstatement of $81.0 million of the goodwill impairment resulted primarily from a $69.3 million computational error in the manual translation of the U.S. Dollar equivalent value of revenue in the base year forecast upon which revenue growth rates are applied in the valuation model to calculate the reporting unit fair value in the interim impairment test, and a $11.7 million foreign currency translation adjustment that was incorrectly recorded due to the use of a monthly average exchange rate instead of the exchange rate on the date the goodwill impairment was recognized.
The impacts from the restatement as of and for the three and nine months ended September 30, 2023 are as follows:
Consolidated Balance Sheet:

	As of September 30, 2023
(in millions)	As Reported	Adjustment	As Restated
Goodwill	$5,085.5	$69.3	$5,154.9
Total assets	$11,026.4	$69.3	$11,095.7
Retained earnings	$2,091.3	$81.0	$2,172.3
Accumulated other comprehensive loss	$(238.7)	$(11.7)	$(250.4)
Total TransUnion stockholders’ equity	$3,939.0	$69.3	$4,008.3
Total Stockholders’ equity	$4,040.6	$69.3	$4,109.9
Total liabilities and stockholders’ equity	$11,026.4	$69.3	$11,095.7

Consolidated Statements of Income:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Goodwill impairment	$495.0	$(81.0)	$414.0	$495.0	$(81.0)	$414.0
Total operating expenses	$1,286.0	$(81.0)	$1,205.0	$2,890.6	$(81.0)	$2,809.6
Operating income (loss)	$(317.3)	$81.0	$(236.3)	$(13.7)	$81.0	$67.3
Income (loss) from continuing operations before income taxes	$(372.7)	$81.0	$(291.7)	$(220.5)	$81.0	$(139.5)
Income (loss) from continuing operations	$(394.9)	$81.0	$(313.9)	$(280.6)	$81.0	$(199.6)
Net income (loss)	$(395.4)	$81.0	$(314.4)	$(281.3)	$81.0	$(200.3)
Net income (loss) attributable to TransUnion	$(399.8)	$81.0	$(318.8)	$(293.2)	$81.0	$(212.2)
Income (loss) from continuing operations	$(394.9)	$81.0	$(313.9)	$(280.6)	$81.0	$(199.6)
Income (loss) from continuing operations attributable to TransUnion	$(399.3)	$81.0	$(318.3)	$(292.5)	$81.0	$(211.5)
Net income (loss) attributable to TransUnion	$(399.8)	$81.0	$(318.8)	$(293.2)	$81.0	$(212.2)

Basic earnings per common share from:
Income (loss) from continuing operations attributable to TransUnion	$(2.06)	$0.42	$(1.65)	$(1.51)	$0.42	$(1.09)
Net Income (loss) attributable to TransUnion	$(2.07)	$0.42	$(1.65)	$(1.52)	$0.42	$(1.10)

Diluted earnings per common share from:
Income (loss) from continuing operations attributable to TransUnion	$(2.06)	$0.42	$(1.65)	$(1.51)	$0.42	$(1.09)
Net Income (loss) attributable to TransUnion	$(2.07)	$0.42	$(1.65)	$(1.52)	$0.42	$(1.10)
Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income (loss)	$(395.4)	$81.0	$(314.4)	$(281.3)	$81.0	$(200.3)
Foreign currency translation adjustment	$(37.3)	$(11.7)	$(49.0)	$48.7	$(11.7)	$37.0
Foreign currency translation, net	$(38.0)	$(11.7)	$(49.6)	$46.7	$(11.7)	$35.0
Total other comprehensive income (loss), net of tax	$(36.5)	$(11.7)	$(48.2)	$44.5	$(11.7)	$32.8
Comprehensive income (loss)	$(431.9)	$69.3	$(362.6)	$(236.8)	$69.3	$(167.5)
Comprehensive income (loss) attributable to TransUnion	$(435.8)	$69.3	$(366.5)	$(247.4)	$69.3	$(178.1)

Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2023
(in millions)	As Reported	Adjustment	As Restated
Net income (loss)	$(281.3)	$81.0	$(200.3)
Income (loss) from continuing operations	$(280.6)	$81.0	$(199.6)
Goodwill impairment	$495.0	$(81.0)	$414.0
Consolidated Statements of Stockholders’ Equity:

	Three Months Ended September 30, 2023
(in millions)	As Reported	Adjustment	As Restated
Net income (loss) attributable to TransUnion	$(399.8)	$81.0	$(318.8)
Retained Earnings Balance, September 30, 2023	$2,091.3	$81.0	$2,172.3
Other Comprehensive Income (Loss) attributable to TransUnion	$(36.1)	$(11.7)	$(47.8)
Accumulated Other Comprehensive Loss Balance, September 30, 2023	$(238.7)	$(11.7)	$(250.4)
Net income (loss)	$(395.4)	$81.0	$(314.4)
Other Comprehensive Income (Loss)	$(36.5)	$(11.7)	$(48.2)
Total Equity Balance, September 30, 2023	$4,040.6	$69.3	$4,109.9
As a result of displaying amounts in millions, rounding differences may exist in the tables above.
In addition, the following footnotes have been updated to reflect the restated amounts:
•Note 5, “Goodwill”
•Note 14, “Earnings Per Share”
•Note 17, “Reportable Segments”
Revision of Previously Issued Financial Statements
During the second quarter of 2023, the Company identified an error in the classification of employee costs related to certain of our recent acquisitions between cost of services and selling, general and administrative in the Consolidated Statements of Income, which resulted in the understatement of cost of services and the overstatement of selling, general and administrative in equal and offsetting amounts resulting in no impact to total operating expenses, operating income or net income. The identified errors impacted the Company's previously issued 2022 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2023. The Company evaluated the error and determined that the related impact was not material to the Consolidated Statements of Income for any prior period and had no impact on the Consolidated Balance Sheet, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows or the Consolidated Statements of Stockholder’s Equity for any period presented. The Company has revised the previously issued Consolidated Statements of Income for the three and nine months ended September 30, 2022 to correct for such error and these revisions are reflected in this Form 10-Q/A. The Company will also correct previously reported financial information for this error in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Statements of Income for each affected period is presented in Note 19, “Revision of Previously Issued Financial Statements.”
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
We test goodwill for impairment on an annual basis in the fourth quarter and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value. During the three months ended September 30, 2023, we identified a triggering event requiring an interim impairment assessment for our United Kingdom reporting unit, which resulted in a goodwill impairment of $414.0 million (as restated). The worsening macroeconomic conditions during the third quarter from inflationary pressures and rising interest rates increasingly impacted our business for the current quarter and the near-term outlook. Due to these factors, management now believes the U.K. recovery will take longer, and will be at a slower pace, than previously expected. As a result, we have revised our short-term and mid-term forecasts for revenue and EBITDA expectations for our United Kingdom reporting unit. These factors have particularly impacted the online-only FinTech lenders that represent the largest vertical within our United Kingdom reporting unit. These lenders have seen significant declines in their access to capital impacting their ability to lend and in some cases leading to bankruptcies.
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
Goodwill allocated to our reportable segments and the changes in the carrying amount of goodwill during the nine months ended September 30, 2023, consisted of the following:

(in millions)	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2022	$3,602.7	$1,269.6	$679.1	$5,551.4
Purchase accounting measurement period adjustments	(0.4)	—	—	(0.4)
Foreign exchange rate adjustment	(0.4)	18.3	—	17.9
Impairment	—	(414.0)	—	(414.0)
Balance, September 30, 2023 (As Restated)	$3,601.9	$873.9	$679.1	$5,154.9
The gross and net goodwill balances at each period were as follows:

	September 30, 2023 (As Restated)			December 31, 2022
(in millions)	Gross Goodwill	Accumulated impairment	Net Goodwill	Gross Goodwill	Accumulated impairment	Net Goodwill
U.S Markets	$3,601.9	$—	$3,601.9	$3,602.7	$—	$3,602.7
International	1,287.9	(414.0)	873.9	1,269.6	—	1,269.6
Consumer Interactive	679.1	—	679.1	679.1	—	679.1
Total	$5,568.9	$(414.0)	$5,154.9	$5,551.4	$—	$5,551.4

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

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(As Restated)	2022	(As Restated)	2022
(in millions, except per share data)	2023		2023
Income (loss) from continuing operations	$(313.9)	$80.3	$(199.6)	$232.0
Less: income from continuing operations attributable to noncontrolling interests	(4.3)	(3.5)	(11.9)	(11.3)
Income (loss) from continuing operations attributable to TransUnion	$(318.3)	$76.8	(211.5)	220.7
Discontinued operations, net of tax	(0.5)	2.4	(0.7)	2.3
Net income (loss) attributable to TransUnion	$(318.8)	$79.2	$(212.2)	$223.0

Basic earnings per common share[1] from:
Income (loss) from continuing operations attributable to TransUnion	$(1.65)	$0.40	$(1.09)	$1.15
Discontinued operations, net of tax	—	0.01	—	0.01
Net Income (loss) attributable to TransUnion	$(1.65)	$0.41	$(1.10)	$1.16

Diluted earnings per common share[1] from:
Income (loss) from continuing operations attributable to TransUnion	$(1.65)	$0.40	$(1.09)	$1.14
Discontinued operations, net of tax	—	0.01	—	0.01
Net Income (loss) attributable to TransUnion	$(1.65)	$0.41	$(1.10)	$1.15

Weighted-average shares outstanding:
Basic	193.4	192.6	193.3	192.4
Dilutive impact of stock based awards	—	0.5	—	0.7
Diluted	193.4	193.2	193.3	193.1
1.For the three and nine months ended September 30, 2023, each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.
15. Income Taxes
For the three months ended September 30, 2023, we reported an effective tax rate of (7.6)%, which was lower than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of non-deductible goodwill impairment.
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
For the nine months ended September 30, 2023, we reported an effective tax rate of (43.1)%, which was lower than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of non-deductible goodwill impairment.
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Gross Revenue:
U.S. Markets:
Financial Services	$322.6	$323.3	$975.1	$958.6
Emerging Verticals	310.9	297.8	920.9	895.8
Total U.S. Markets	$633.5	$621.1	$1,896.1	$1,854.4

International:
Canada	$36.7	$32.4	$103.1	$96.2
Latin America	30.9	28.6	89.4	85.3
United Kingdom	49.8	48.5	146.0	154.5
Africa	15.2	15.5	44.3	45.9
India	56.1	44.4	161.8	129.8
Asia Pacific	22.3	19.8	65.6	55.7
Total International	$211.0	$189.2	$610.1	$567.4

Total Consumer Interactive	$143.1	$147.3	$429.4	$444.3

Total revenue, gross	$987.6	$957.6	$2,935.6	$2,866.1

Intersegment revenue eliminations:
U.S. Markets	$(18.0)	$(17.6)	$(54.0)	$(53.1)
International	(1.5)	(1.5)	(4.3)	(4.5)
Consumer Interactive	0.5	(0.3)	(0.4)	(0.8)
Total intersegment eliminations	$(19.0)	$(19.4)	$(58.7)	$(58.4)
Total revenue as reported	$968.7	$938.2	$2,876.9	$2,807.8

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(As Restated)	2022	(As Restated)	2022
(in millions)	2023		2023
U.S. Markets Adjusted EBITDA	$223.0	$218.4	$645.1	$669.5
International Adjusted EBITDA	95.5	83.9	266.9	246.9
Consumer Interactive Adjusted EBITDA	72.1	73.1	209.9	210.0
Total	$390.6	$375.3	$1,121.9	$1,126.4
Adjustments to reconcile to income from continuing operations before income taxes:
Corporate expenses[1]	$(34.5)	$(34.7)	$(104.3)	$(101.2)
Net interest expense	(67.8)	(60.2)	(202.1)	(160.4)
Depreciation and amortization	(131.3)	(129.6)	(391.1)	(389.0)
Goodwill impairment[2]	(414.0)	—	(414.0)	—
Stock-based compensation[3]	(27.0)	(19.9)	(73.3)	(60.8)
Mergers and acquisitions, divestitures and business optimization[4]	6.0	(7.8)	(24.5)	(36.4)
Accelerated technology investment[5]	(16.3)	(12.1)	(53.5)	(32.2)
Net other[6]	(1.8)	(3.8)	(10.6)	(41.7)
Net income attributable to non-controlling interests	4.3	3.5	11.9	11.3
Total adjustments	$(682.3)	$(264.5)	$(1,261.4)	$(810.3)
Income from continuing operations before income taxes	$(291.7)	$110.8	$(139.5)	$316.1
1.Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
2.For the three and nine months ended September 30, 2023, we recorded a goodwill impairment of $(414.0) million (as restated) related to our United Kingdom reporting unit in our International segment.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Amendment No. 1 to Quarterly Report on Form 10-Q/A.
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
Restatement
The Company has restated its previously issued Consolidated Financial Statements and related notes for the three and nine months ended September 30, 2023. Refer to Note 1, “Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements for additional information.
Management’s Discussion and Analysis of Financial Condition and Results of Operations has not been substantively amended, updated, or changed from the disclosures and analysis included in the Original Q3 2023 10-Q except to update amounts impacted by the restatement. The following sections within Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the restatement: “Developments that Impact Comparability Between Periods,” “Results of Operations,” “Non-GAAP Measures,” and “Application of Critical Accounting Estimates.”
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
Developments that Impact Comparability Between Periods
The following developments impact the comparability of our balance sheets, results of operations and cash flows between periods:
During the third quarter of 2023, we identified a triggering event for goodwill impairment testing purposes in our United Kingdom reporting unit as discussed in Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 5, “Goodwill.” As a result of the triggering event, we recorded a goodwill impairment of $414.0 million (as restated) in the third quarter of 2023.
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

Results of Operations —Three and Nine Months Ended September 30, 2023 and 2022
For the three and nine months ended September 30, 2023 and 2022, our results of operations were as follows:

	Three months ended		Change		Nine months ended		Change
	September 30,		2023 vs. 2022		September 30,		2023 vs. 2022
	(As Restated)	2022			(As Restated)	2022	$	%
	2023				2023
Revenue	$968.7	$938.2	$30.4	3.2%	$2,876.9	$2,807.8	$69.1	2.5%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)[1]	344.8	338.2	6.6	2.0%	1,073.2	988.2	85.0	8.6%
Selling, general and administrative[1]	314.8	301.0	13.8	4.6%	931.3	943.6	(12.3)	(1.3)%
Depreciation and amortization	131.3	129.6	1.8	1.4%	391.1	389.0	2.1	0.6%
Goodwill impairment	414.0	—	414.0	nm	414.0	—	414.0	nm
Total operating expenses	1,205.0	768.8	436.2	56.7%	2,809.6	2,320.8	488.8	21.1%
Operating income (loss)	(236.3)	169.5	(405.8)	nm	67.3	487.0	(419.7)	(86.2)%
Non-operating income and (expense)
Interest expense	(72.7)	(61.3)	(11.4)	18.6%	(217.2)	(163.4)	(53.8)	32.9%
Interest income	5.0	1.1	3.8	nm	15.1	3.1	12.0	nm
Earnings from equity method investments	3.7	3.5	0.1	3.6%	11.7	9.7	2.0	20.6%
Other income and (expense), net	8.7	(2.0)	10.7	nm	(16.3)	(20.2)	3.9	(19.2)%
Total non-operating income and (expense)	(55.4)	(58.7)	3.3	(5.6)%	(206.8)	(170.9)	(35.9)	21.0%
Income (loss) from continuing operations before income taxes	(291.7)	110.8	(402.5)	nm	(139.5)	316.1	(455.6)	nm
Benefit (provision) for income taxes	(22.2)	(30.6)	8.3	(27.3)%	(60.1)	(84.1)	24.0	(28.6)%
Income (loss) from continuing operations	(313.9)	80.3	(394.2)	nm	(199.6)	232.0	(431.5)	nm
Discontinued operations, net of tax	(0.5)	2.4	(2.9)	nm	(0.7)	2.3	(3.1)	nm
Net income (loss)	(314.4)	82.7	(397.1)	nm	(200.3)	234.3	(434.6)	nm
Less: net income attributable to noncontrolling interests	(4.3)	(3.5)	(0.8)	23.1%	(11.9)	(11.3)	(0.6)	5.6%
Net income (loss) attributable to TransUnion	$(318.8)	$79.2	$(398.0)	nm	$(212.2)	$223.0	$(435.3)	nm
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

Goodwill impairment
During the three months ended September 30, 2023, we identified a triggering event related to our United Kingdom reporting unit. As a result of the triggering event, we performed a quantitative impairment test for the United Kingdom reporting unit. The quantitative test indicated that the carrying value of the reporting unit exceeded its fair value, resulting in a partial goodwill impairment of $414.0 million (as restated) that we recorded in the third quarter of 2023.
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
Loan fees
Loan fees include deferred financing fees written off as a result of prepayments made on our debt. During the three and nine months ended September 30, 2023, we prepaid $75.0 million and $225.0 million, respectively, of our Senior Secured Term Loan B-6, funded from our cash-on-hand. As a result, during the three and nine months ended September 30, 2023, we expensed $1.0 million and $3.1 million of our unamortized original issue discount and deferred financing fees. During the nine months ended September 30, 2022, we prepaid $400.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand. As a result, for the nine months ended September 30, 2022, we expensed $6.5 million of our unamortized original issue discount and deferred financing fees.

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
Provision for Income Taxes
For the three months ended September 30, 2023, we reported an effective tax rate of (7.6)%, which was lower than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of non-deductible goodwill impairment.
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
For the nine months ended September 30, 2023, we reported an effective tax rate of (43.1)%, which was lower than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of non-deductible goodwill impairment.
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
For the three and nine months ended September 30, 2023 and 2022, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2023 vs. 2022				2023 vs. 2022
	(As Restated)	2022	$	%	(As Restated)	2022	$	%
(dollars in millions)	2023				2023
Reconciliation of net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA:
Net income (loss) attributable to TransUnion	$(318.8)	$79.2	$(398.0)	nm	$(212.2)	$223.0	$(435.3)	nm
Discontinued operations, net of tax	0.5	(2.4)	2.9	nm	0.7	(2.3)	3.1	nm
Income (loss) from continuing operations attributable to TransUnion	$(318.3)	$76.8	$(395.0)	nm	$(211.5)	$220.7	$(432.2)	nm
Net interest expense	67.8	60.2	7.6	12.6%	202.1	160.4	41.7	26.0%
Provision for income taxes	22.2	30.6	(8.3)	(27.3)%	60.1	84.1	(24.0)	(28.6)%
Depreciation and amortization	131.3	129.6	1.8	1.4%	391.1	389.0	2.1	0.6%
EBITDA	$(97.0)	$297.1	$(394.1)	nm	$441.8	$854.1	$(412.3)	(48.3)%
Adjustments to EBITDA:
Goodwill impairment[1]	414.0	—	414.0	nm	414.0	—	414.0	nm
Stock-based compensation[2]	27.0	19.9	7.0	35.4%	73.3	60.8	12.5	20.5%
Mergers and acquisitions, divestitures and business optimization[3]	(6.0)	7.8	(13.8)	nm	24.5	36.4	(12.0)	(32.8)%
Accelerated technology investment[4]	16.3	12.1	4.2	34.8%	53.5	32.2	21.3	66.3%
Net other[5]	1.8	3.8	(2.0)	(52.1)%	10.6	41.7	(31.1)	(74.6)%
Total adjustments to EBITDA	$453.1	$43.6	$409.5	nm	$575.8	$171.1	$404.8	nm
Consolidated Adjusted EBITDA	$356.1	$340.7	$15.4	4.5%	$1,017.6	$1,025.2	$(7.6)	(0.7)%

Net income (loss) attributable to TransUnion margin	(32.9)%	8.4%		(41.3)%	(7.4)%	7.9%		(15.3)%
Consolidated Adjusted EBITDA margin[6]	36.8%	36.3%		0.5%	35.4%	36.5%		(1.1)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.For the three and nine months ended September 30, 2023, we recorded a goodwill impairment of $414.0 million (as restated) related to our United Kingdom reporting unit in our International segment.
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

Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2023 vs. 2022				2023 vs. 2022
	(As Restated)	2022	$	%	(As Restated)	2022	$	%
(dollars in millions)	2023				2023
Reconciliation of net income (loss) attributable to TransUnion to Adjusted Net Income:
Net income (loss) attributable to TransUnion	$(318.8)	$79.2	$(398.0)	nm	$(212.2)	$223.0	$(435.3)	nm
Discontinued operations, net of tax	0.5	(2.4)	2.9	nm	0.7	(2.3)	3.1	nm
Income (loss) from continuing operations attributable to TransUnion	$(318.3)	$76.8	$(395.0)	nm	$(211.5)	$220.7	$(432.2)	nm
Adjustments before income tax items:
Goodwill impairment[2]	414.0	—	414.0	nm	414.0	—	414.0	nm
Stock-based compensation[3]	27.0	19.9	7.0	35.4%	73.3	60.8	12.5	20.5%
Mergers and acquisitions, divestitures and business optimization[4]	(6.0)	7.8	(13.8)	nm	24.5	36.4	(12.0)	(32.8)%
Accelerated technology investment[5]	16.3	12.1	4.2	34.8%	53.5	32.2	21.3	66.3%
Net other[6]	1.8	3.4	(1.6)	(47.3)%	9.6	40.5	(30.9)	(76.2)%
Amortization of certain intangible assets[7]	72.1	76.7	(4.6)	(6.0)%	221.2	231.1	(9.9)	(4.3)%
Total adjustments before income tax items	$525.2	$119.9	$405.2	nm	$796.0	$401.0	$395.1	nm
Change in provision for income taxes	(29.5)	(16.5)	(13.0)	78.7%	(85.2)	(73.2)	(12.1)	16.5%
Adjusted Net Income	$177.4	$180.2	$(2.8)	(1.5)%	$499.3	$548.5	$(49.2)	(9.0)%

Weighted-average shares outstanding:
Basic	193.4	192.6	nm	nm	193.3	192.4	nm	nm
Diluted[8]	194.6	193.2	nm	nm	194.8	193.1	nm	nm

Adjusted Earnings per Share:
Basic	$0.92	$0.94	$(0.02)	(2.0)%	$2.58	$2.85	$(0.27)	(9.4)%
Diluted	$0.91	$0.93	$(0.02)	(2.3)%	$2.56	$2.84	$(0.28)	(9.7)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	(As Restated)	2022	(As Restated)	2022
	2023		2023
Reconciliation of diluted earnings per share from net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share[1] from:
Net income (loss) attributable to TransUnion	$(1.65)	$0.41	$(1.10)	$1.15
Discontinued operations, net of tax	—	(0.01)	—	(0.01)
Income (loss) from continuing operations attributable to TransUnion	$(1.65)	$0.40	$(1.09)	$1.14
Adjustments before income tax items:
Goodwill[2]	2.13	—	2.13	—
Stock-based compensation[3]	0.14	0.10	0.38	0.31
Mergers and acquisitions, divestitures and business optimization[4]	(0.03)	0.04	0.13	0.19
Accelerated technology investment[5]	0.08	0.06	0.27	0.17
Net other[6]	0.01	0.02	0.05	0.21
Amortization of certain intangible assets[7]	0.37	0.40	1.14	1.20
Total adjustments before income tax items	$2.70	$0.62	$4.09	$2.08
Change in provision for income taxes	(0.15)	(0.09)	(0.44)	(0.38)
Impact of additional dilutive shares[8]	$0.01	$—	$0.02	$—
Adjusted Diluted Earnings per Share	$0.91	$0.93	$2.56	$2.84
As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.

1.For the three and nine months ended September 30, 2023, each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.
2.For the three and nine months ended September 30, 2023, we recorded a goodwill impairment of $414.0 million (as restated) related to our United Kingdom reporting unit in our International segment.
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
Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
	(As Restated)	2022	(As Restated)	2022
	2023		2023
Income (loss) from continuing operations before income taxes	$(291.7)	$110.8	$(139.5)	$316.1
Total adjustments before income tax items from Adjusted Net Income table above	525.2	119.9	796.0	401.0
Adjusted income from continuing operations before income taxes	$233.5	$230.8	$656.5	$717.0

Reconciliation of provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	(22.2)	(30.6)	(60.1)	(84.1)
Adjustments for income taxes:
Tax effect of above adjustments[1]	(27.9)	(26.1)	(90.1)	(82.7)
Eliminate impact of excess tax expenses/(benefits) for stock-based compensation	0.7	(0.6)	2.7	(5.6)
Other[2]	(2.2)	10.2	2.2	15.1
Total adjustments for income taxes	$(29.5)	$(16.5)	$(85.2)	$(73.2)
Adjusted Provision for Income Taxes	$(51.7)	$(47.1)	$(145.3)	$(157.3)

Effective tax rate	(7.6)%	27.6%	(43.1)%	26.6%
Adjusted Effective Tax Rate	22.2%	20.4%	22.1%	21.9%
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

Leverage Ratio

(As Restated)
(dollars in millions)	Trailing Twelve Months Ended September 30, 2023
Reconciliation of net income (loss) attributable to TransUnion to Adjusted EBITDA:
Net income (loss) attributable to TransUnion	$(165.8)
Discontinued operations, net of tax	(14.3)
Income (loss) from continuing operations attributable to TransUnion	$(180.1)
Net interest expense	268.0
Provision for income taxes	95.9
Depreciation and amortization	521.2
EBITDA	$704.9
Adjustments to EBITDA:
Goodwill impairment[1]	$414.0
Stock-based compensation[2]	93.6
Mergers and acquisitions, divestitures and business optimization[3]	38.8
Accelerated technology investment[4]	72.7
Net other[5]	14.9
Total adjustments to EBITDA	$634.0
Leverage Ratio Adjusted EBITDA	$1,338.9

Total debt	$5,368.5
Less: Cash and cash equivalents	420.9
Net Debt	$4,947.7

Ratio of Net Debt to Net income (loss) attributable to TransUnion	(29.8)
Leverage Ratio	3.7
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.For the three and nine months ended September 30, 2023, we recorded a goodwill impairment of $414.0 million (as restated) related to our United Kingdom reporting unit in our International segment.
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
We test goodwill for impairment on an annual basis in the fourth quarter and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value. During the three months ended September 30, 2023, we identified a triggering event requiring an interim impairment assessment for our United Kingdom reporting unit, which resulted in a goodwill impairment of $414.0 million (as restated). The worsening macroeconomic conditions during the third quarter from inflationary pressures and rising interest rates increasingly impacted our business for the current quarter and the near-term outlook. Due to these factors, management now believes the U.K. recovery will take longer, and will be at a slower pace, than previously expected. As a result, we have revised our short-term and mid-term forecasts for revenue and EBITDA expectations for our United Kingdom reporting unit. These factors have particularly impacted the online-only FinTech lenders that represent the largest vertical within our United Kingdom reporting unit. These lenders have seen significant declines in their access to capital impacting their ability to lend and in some cases leading to bankruptcies.
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
Cautionary Notice Regarding Forward-Looking Statements
This Amendment No. 1 to Quarterly Report on Form 10-Q/A, including the exhibits hereto, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of TransUnion’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those described in the forward-looking statements. Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “guidance,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” “outlook,” “potential,” “continues,” “seeks,” “predicts,” or the negatives of these words and other similar expressions.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In connection with the filing of the Original Q3 2023 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. At the time the Original Q3 2023 10-Q was filed on October 24, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were effective at a reasonable assurance level. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the end of the period covered by this Form 10-Q/A, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting discussed below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls over the interim goodwill impairment test. Specifically, we did not design and maintain control activities over the accuracy of the manual translation of the base year forecast information used in the valuation model to calculate the reporting unit fair value. This material weakness resulted in an error to the goodwill balance and related impairment charge that resulted in the restatement of the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023. Additionally, this material weakness could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weakness
Management is developing a remediation plan to address the material weakness discussed above. Remediation will not occur until the plan is implemented and there has been appropriate time for us to conclude through testing that the control operates effectively.

Changes in Internal Control over Financial Reporting
During the quarter covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
None.
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2022, and Part II, Item 1, “Legal Proceedings” of all subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q/A, and Part I, Item 1, Note 18 “Contingencies,” of this Quarterly Report for a full description of our material pending legal and regulatory matters.
ITEM 1A. RISK FACTORS
The following discussion supplements the discussion of risk factors affecting the Company as set forth in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, and any subsequently filed Quarterly Reports on Form 10-Q, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Form 10-Q/A, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results from operations.
We have significant amounts of goodwill and intangible assets. On a regular basis, we evaluate our assets for impairment based on various factors, including actual operating results and expected trends of projected revenues, profitability and cash flows. As of September 30, 2023, our consolidated balance sheet included goodwill of $5,155 million (as restated) and other net intangibles of $3,546 million. We conduct a goodwill impairment test in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, we perform a quantitative impairment test for that reporting unit. Our quantitative impairment test consists of a fair value calculation for each reporting unit that combines an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. The quantitative impairment test requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows of each reporting unit are based on historical experience and internal operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to each reporting unit.
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
During the three months ended September 30, 2023, we identified a triggering event requiring an interim impairment assessment for our United Kingdom reporting unit, which resulted in a goodwill impairment of $414 million (as restated). The worsening macroeconomic conditions during the third quarter from inflationary pressures and rising interest rates increasingly impacted our business for the current quarter and the near-term outlook. Due to these factors, management now believes the U.K. recovery will take longer, and will be at a slower pace, than previously expected. As a result, we have revised our short-term and mid-term forecasts for revenue and EBITDA expectations for our United Kingdom reporting unit. These factors have particularly impacted the online-only FinTech lenders that represent the largest vertical within our United Kingdom reporting unit. These lenders have seen significant declines in their access to capital impacting their ability to lend and in some cases leading to bankruptcies. Any future reduction to our forecasts of our United Kingdom reporting unit may result in a further impairment that could have a material adverse effect on our business and financial results.

Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Goodwill” for a further information.
Management has determined that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2023. A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations, investor confidence in our business, and the trading price of our common stock.
We determined that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2023 as a result of the material weakness related to the interim goodwill impairment test, as discussed in Part I, Item 4 of this Form 10-Q/A. This material weakness has not been remediated and accordingly our internal control over financial reporting and disclosure controls and procedures remain ineffective. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness but there can be no assurance that those efforts will be successful. Refer to Part I, Item 4 for further details of the material weakness and remediation efforts.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As such, if we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and our financial statements may contain material misstatements or omissions. Additionally, our internal control environment and remediation efforts do not provide absolute assurance with regard to timely detecting or preventing control deficiencies and thus do not insulate us from any failure to meet our financial reporting obligations.
It is possible that additional control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could require us to incur the expense of remediation, result in regulatory scrutiny, investigations or enforcement actions, cause investors to lose confidence in our reported financial condition and have a negative effect on the trading price of our common stock, lead to a default under our indebtedness, and otherwise have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fourth Amended and Restated Bylaws of TransUnion amended as of November 18, 2022 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed November 23, 2022).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

January 11, 2024	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

January 11, 2024	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)