Form 10-Q
period 2024-03-31
TransUnion
filed 2024-04-25
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of March 31, 2024, there were 194.2 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$433.6	$476.2
Trade accounts receivable, net of allowance of $17.6 and $16.4	774.6	723.0
Other current assets	214.7	275.9
Total current assets	1,422.9	1,475.1
Property, plant and equipment, net of accumulated depreciation and amortization of $822.5 and $804.4	189.9	199.3
Goodwill	5,170.4	5,176.0
Other intangibles, net of accumulated amortization of $2,814.1 and $2,719.8	3,450.0	3,515.3
Other assets	791.5	739.4
Total assets	$11,024.7	$11,105.1
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$281.3	$251.3
Short-term debt and current portion of long-term debt	77.5	89.6
Other current liabilities	502.2	661.8
Total current liabilities	861.0	1,002.7
Long-term debt	5,253.1	5,250.8
Deferred taxes	566.7	592.9
Other liabilities	166.7	153.2
Total liabilities	6,847.5	6,999.6
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2024 and December 31, 2023, 200.6 million and 200.0 million shares issued at March 31, 2024 and December 31, 2023, respectively, and 194.2 million and 193.8 million shares outstanding as of March 31, 2024 and December 31, 2023, respectively	2.0	2.0
Additional paid-in capital	2,450.5	2,412.9
Treasury stock at cost, 6.4 million and 6.2 million shares at March 31, 2024 and December 31, 2023, respectively	(313.5)	(302.9)
Retained earnings	2,199.1	2,157.1
Accumulated other comprehensive loss	(262.8)	(260.9)
Total TransUnion stockholders’ equity	4,075.3	4,008.2
Noncontrolling interests	101.9	97.3
Total stockholders’ equity	4,177.2	4,105.5
Total liabilities and stockholders’ equity	$11,024.7	$11,105.1

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,021.2	$940.3
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	406.3	380.8
Selling, general and administrative	305.6	284.6
Depreciation and amortization	134.0	129.7
Restructuring	18.2	—
Total operating expenses	864.1	795.1
Operating income	157.2	145.2
Non-operating income and (expense)
Interest expense	(68.7)	(71.8)
Interest income	5.4	5.8
Earnings from equity method investments	4.7	3.1
Other income and (expense), net	(15.7)	(6.8)
Total non-operating income and (expense)	(74.1)	(69.6)
Income from continuing operations before income taxes	83.0	75.6
Provision for income taxes	(13.0)	(18.6)
Income from continuing operations	70.0	57.0
Discontinued operations, net of tax	—	(0.1)
Net income	70.0	56.9
Less: net income attributable to the noncontrolling interests	(4.9)	(4.3)
Net income attributable to TransUnion	$65.1	$52.6

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.34	$0.27
Discontinued operations, net of tax	—	—
Net income attributable to TransUnion	$0.34	$0.27
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.33	$0.27
Discontinued operations, net of tax	—	—
Net income attributable to TransUnion	$0.33	$0.27
Weighted-average shares outstanding:
Basic	194.1	193.0
Diluted	195.3	193.9

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$70.0	$56.9
Other comprehensive income:
Foreign currency translation:
Foreign currency translation adjustment	(10.6)	38.0
Benefit (provision) for income taxes	0.1	(0.7)
Foreign currency translation, net	(10.5)	37.3
Hedge instruments:
Net change on interest rate swap	11.1	(47.4)
(Provision) benefit for income taxes	(2.8)	11.8
Hedge instruments, net	8.3	(35.6)
Total other comprehensive (loss) income, net of tax	(2.2)	1.7
Comprehensive income	67.8	58.6
Less: comprehensive income attributable to noncontrolling interests	(4.6)	(3.7)
Comprehensive income attributable to TransUnion	$63.2	$54.9

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$70.0	$56.9
Less: Discontinued operations, net of tax	—	(0.1)
Income from continuing operations	70.0	57.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134.0	129.7
Loss on repayment of loans	0.7	1.0
Deferred taxes	(27.1)	(27.4)
Stock-based compensation	24.1	22.1
Gain on investments	(4.7)	—
Other	3.5	(0.1)
Changes in assets and liabilities:
Trade accounts receivable	(60.7)	(56.7)
Other current and long-term assets	43.7	(12.2)
Trade accounts payable	28.7	44.9
Other current and long-term liabilities	(158.2)	(80.9)
Cash provided by operating activities	54.0	77.4
Cash flows from investing activities:
Capital expenditures	(62.4)	(66.5)
Proceeds from sale/maturities of other investments	—	17.5
Purchases of other investments	—	(23.1)
Investments in nonconsolidated affiliates	(1.2)	(31.9)
Other	1.2	0.4
Cash used in investing activities	(62.4)	(103.6)
Cash flows from financing activities:
Proceeds from Term Loans	264.1	—
Repayments of Term Loans	(257.1)	—
Repayments of debt	(14.6)	(103.6)
Debt financing fees	(4.7)	—
Proceeds from issuance of common stock and exercise of stock options	12.4	9.8
Dividends to shareholders	(20.8)	(20.6)
Employee taxes paid on restricted stock units recorded as treasury stock	(10.6)	(7.6)
Cash used in financing activities	(31.3)	(122.0)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	1.9
Net change in cash and cash equivalents	(42.6)	(146.3)
Cash and cash equivalents, beginning of period	476.2	585.3
Cash and cash equivalents, end of period	$433.6	$439.0

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4
Net income	—	—	—	—	52.6	—	4.3	56.9
Other comprehensive income (loss)	—	—	—	—	—	2.3	(0.6)	1.7
Stock-based compensation	—	—	20.7	—	—	—	—	20.7
Employee share purchase plan	0.2	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	0.5	—	—	—	—	0.5
Vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(7.6)	—	—	—	(7.6)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, March 31, 2023	193.2	$2.0	$2,322.3	$(292.1)	$2,478.4	$(282.2)	$103.2	$4,331.5

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	193.8	$2.0	$2,412.9	$(302.9)	$2,157.1	$(260.9)	$97.3	$4,105.5
Net income	—	—	—	—	65.1	—	4.9	70.0
Other comprehensive income (loss)	—	—	—	—	—	(1.9)	(0.3)	(2.2)
Stock-based compensation	—	—	22.9	—	—	—	—	22.9
Employee share purchase plan	0.2	—	14.7	—	—	—	—	14.7
Vesting of restricted stock units and performance stock units	0.4	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(10.6)	—	—	—	(10.6)
Dividends to shareholders	—	—	—	—	(23.1)	—	—	(23.1)
Balance, March 31, 2024	194.3	$2.0	$2,450.5	$(313.5)	$2,199.1	$(262.8)	$101.9	$4,177.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)
1. Significant Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. All significant intercompany transactions and balances have been eliminated. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables. The interim results presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The Company’s Consolidated Balance Sheet data for the year ended December 31, 2023 was derived from audited financial statements. Therefore, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024.
During the quarter ended March 31, 2024, we have reorganized our operations to merge our Consumer Interactive operating segment with our U.S. Markets operating segment. This change aligns with our transformation plan for an integrated U.S. business with increased cross-selling activities and common enabling functions to achieve greater cost efficiencies.
In addition, we have changed the responsibility for certain international operations previously managed within the U.S. Markets segment to certain regions within the International segment.
As a result, we have two operating segments, U.S. Markets and International, which are consistent with our reportable segments, and reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner in which the chief operating decision maker assesses the Company’s performance.
The reporting of certain revenue from the acquisition of Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”), which was previously reported within our Financial Services vertical, is now reported in Emerging Verticals in the U.S. Markets operating segment. While this change does not impact our operating segments, it does impact our disaggregated revenue disclosures.
We have recast our historical financial information present in this Quarterly Report on Form 10-Q to reflect these changes and conform to our current operating structure.
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
Revision of Previously Issued Financial Statements
During 2023, the Company identified errors in the classification of certain costs between cost of services and selling, general and administrative in the Consolidated Statements of Operations. The errors resulted in an understatement of cost of services and an overstatement of selling, general and administrative in equal and offsetting amounts to previously issued quarterly and year-to-date financial statements in 2023, with no impact to total operating expenses, operating income or net income, and no impact on the Consolidated Balance Sheets, Consolidated Statement of Comprehensive Income, Consolidated Statements of Cash Flows or the Consolidated Statements of Stockholder’s Equity for any of those periods. The Company concluded that, while the expense classification errors were not material to any of its financial statements taken as a whole, it should revise the Consolidated Statements of Operations for the periods impacted. Accordingly, the Company has revised the previously issued Consolidated Statements of Operations for the three months ended March 31, 2023 to correct for the errors as reflected in this Form 10-Q. The Company will also correct previously reported financial information for this error in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Statements of Income for each affected period is presented in Note 19, “Revision of Previously Issued Financial Statements.”

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
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$16.4	$11.0
Provision for losses on trade accounts receivable	4.7	1.3
Write-offs, net of recovered accounts	(3.5)	(1.1)
Ending balance	$17.6	$11.2
Recently Adopted Accounting Pronouncements
There are no recent accounting pronouncements that have been adopted by TransUnion in the first quarter of 2024.
Recent Accounting Pronouncements Not Yet Adopted
On November 27, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This ASU updates the requirements for segment reporting to include, among other things, disaggregating and quantifying significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the measure of segment profit, describing the nature of amounts not separately disaggregated, allowing for additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources, and extending nearly all annual segment reporting requirements to quarterly reporting requirements. The update is effective for annual periods for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application. While we are assessing the impact this guidance will have on our disclosures, we do not expect to early adopt this guidance.
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

2. Other Current Assets
Other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses	$146.9	$145.4
Marketable securities (Note 15)	2.6	2.7
Other (Note 17)	65.2	127.8
Total other current assets	$214.7	$275.9
 The decrease in other is due primarily to cash received for indemnification and insurance receivables for certain legal matters.
3. Goodwill
Goodwill is allocated to our reporting units, which are an operating segment or one level below an operating segment. We test goodwill for impairment on an annual basis in the fourth quarter and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value.
As discussed above in Note 1, “Significant Accounting and Reporting Policies,” we have reorganized certain operations of our business during the quarter ended March 31, 2024, which has resulted in changes to the expected cash flows for certain reporting units. As a result, we have reallocated all of the goodwill from the Consumer Interactive segment to the U.S. Markets segment and have also reallocated a portion of the goodwill from the U.S. Markets segment to certain reporting units in the International segment, including the United Kingdom reporting unit, using the relative fair value allocation approach as reflected in the tables below. We have assessed the recoverability of the goodwill of the impacted reporting units before and after the reallocation and have concluded there was no impairment to goodwill for any of the reporting units impacted by the reorganization.
Goodwill allocated to our reportable segments and changes in the carrying amount of goodwill during the three months ended March 31, 2024, consisted of the following:

	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2023	$3,602.8	$894.1	$679.1	$5,176.0
Reallocation of goodwill from segment reorganization	655.6	23.5	(679.1)	—
Foreign exchange rate adjustment	(0.4)	(5.2)	—	(5.6)
Balance, March 31, 2024	$4,258.0	$912.4	$—	$5,170.4
During the first quarter of 2024, aside from the reorganization discussed above, there were no triggering events that required us to re-evaluate whether any of our reporting units were impaired. As of March 31, 2024, the fair value of our United Kingdom reporting unit is marginally greater than its carrying value as a result of the impairment recorded in the three months ended September 30, 2023 and the re-allocation from the segment change discussed above. We believe the assumptions that we used in our impairment assessment in the three months ended March 31, 2024 for our United Kingdom reporting unit are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of our United Kingdom reporting unit. Therefore, future impairments of our United Kingdom reporting unit could be required, which could be material to the consolidated financial statements.
The gross and net goodwill balances at each period were as follows:

	March 31, 2024			December 31, 2023
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S Markets	$4,258.0	$—	$4,258.0	$3,602.8	$—	$3,602.8
International	1,326.4	(414.0)	912.4	1,308.1	(414.0)	894.1
Consumer Interactive	—	—	—	679.1	—	679.1
Total	$5,584.4	$(414.0)	$5,170.4	$5,590.0	$(414.0)	$5,176.0

4. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. Intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,057.8	$(479.1)	$1,578.7	$2,060.2	$(451.6)	$1,608.6
Internal use software	2,240.5	(1,281.9)	958.5	2,204.5	(1,239.7)	964.8
Database and credit files	1,367.7	(850.0)	517.7	1,372.2	(829.2)	543.0
Trademarks, copyrights and patents	587.7	(192.5)	395.1	587.7	(188.8)	398.9
Noncompete and other agreements	10.5	(10.5)	—	10.5	(10.5)	—
Total intangible assets	$6,264.1	$(2,814.1)	$3,450.0	$6,235.1	$(2,719.8)	$3,515.3
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2023	$6,235.1	$(2,719.8)	$3,515.3
Developed internal use software	50.3	—	50.3
Amortization	—	(111.1)	(111.1)
Disposals and retirements	(10.9)	10.8	(0.1)
Foreign exchange rate adjustment	(10.4)	6.1	(4.3)
Balance, March 31, 2024	$6,264.1	$(2,814.1)	$3,450.0
All amortizable intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over their estimated useful lives.
5. Other Assets
Other assets consisted of the following:

	March 31, 2024	December 31, 2023
Investments in affiliated companies (Note 6)	$302.8	$291.4
Right-of-use lease assets	103.9	98.9
Interest rate swaps (Notes 10 and 15)	173.4	162.3
Note receivable (Note 15)	83.3	82.0
Other	128.2	104.8
Total other assets	$791.5	$739.4
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

Investments in affiliated companies consisted of the following:

	March 31, 2024	December 31, 2023
Cost Method Investments	$239.2	$233.8
Equity method investments	59.8	53.9
Limited partnership investment	3.8	3.7
Total investments in affiliated companies (Note 5)	$302.8	$291.4
These balances are included in other assets in the Consolidated Balance Sheets. The increase in Cost Method Investments includes a $4.7 million gain on a Cost Method Investment in our International segment.
There were no dividends from equity method investments during the three months ended March 31, 2024 and 2023. Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended March 31,
	2024	2023
Earnings from equity method investments (Note 16)	$4.7	$3.1
7. Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued payroll and employee benefits	$99.4	$216.2
Accrued legal and regulatory matters (Note 17)	105.2	147.8
Deferred revenue (Note 12)	138.4	125.1
Accrued restructuring (Note 8)	48.6	64.9
Operating lease liabilities	24.6	26.2
Income taxes payable	7.4	10.2
Other	78.6	71.5
Total other current liabilities	$502.2	$661.8
The decrease in accrued payroll and employee benefits is due primarily to bonus, commissions and salaries paid during the first quarter of 2024 that were earned in 2023. The decrease in accrued legal and regulatory was due primarily to payments made for certain legal and regulatory expenses.

8. Restructuring
On November 12, 2023, our Board of Directors (“Board”) approved a transformation plan to optimize our operating model and continue to advance our technology. The transformation plan includes an operating model optimization program that will reduce our global workforce, transition certain job responsibilities to global capability centers, and reduce our facility footprint. The Company expects to record pre-tax expenses associated with the operating model optimization program of approximately $155.0 million from the fourth quarter of 2023 through the end of 2025, consisting of approximately $110.0 million of employee separation expenses and $45.0 million of facility exit expenses, with a majority of the expenses to be incurred by the end of 2024. To date, we have incurred a total of $93.5 million, including $18.2 million recorded in the first quarter of 2024.

The following table summarizes the expenses recorded in the first quarter of 2024.

Three Months Ended March 31, 2024
Employee separation	$16.8
Facility exit[1]	1.4
Total restructuring expenses	$18.2

1 Consists of impairments of lease right-of-use (“ROU”) assets.

The following table summarizes the changes in the accrued restructuring reserve during the three months ended March 31, 2024, which are included in other current liabilities on the Consolidated Balance Sheets.

Employee Separation Costs
Balance, December 31, 2023	$64.9
Restructuring expense	16.8
Cash payments	(33.0)
Foreign exchange rate adjustment	(0.1)
Balance, March 31, 2024 (Note 7)	$48.6

All restructuring expenses have been recorded in the Corporate unit, as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

9. Other Liabilities
Other liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Operating lease liabilities	$89.8	$81.8
Unrecognized tax benefits, net of indirect tax effects (Note 14)	41.0	40.2
Deferred revenue (Note 12)	16.8	15.1
Other	19.2	16.1
Total other liabilities	$166.7	$153.2

10. Debt
Debt outstanding consisted of the following:

	March 31, 2024	December 31, 2023
Senior Secured Term Loan B-5, payable in quarterly installments through November 15, 2026, with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (7.18% at March 31, 2024 and 7.21% at December 31, 2023), net of original issue discount and deferred financing fees of $1.8 million and $4.3 million, respectively, at March 31, 2024, and of $1.9 million and $4.6 million, respectively, at December 31, 2023	$2,173.5	$2,179.4
Senior Secured Term Loan A-4, payable in quarterly installments through October 27, 2028, with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (6.93% at March 31, 2024 and 6.96% at December 31, 2023), net of original issue discount and deferred financing fees of $0.4 million and $3.2 million, respectively, at March 31, 2024, and of $0.4 million and $3.4 million, respectively, at December 31, 2023	1,288.2	1,296.1
Senior Secured Term Loan B-7, payable in quarterly installments through December 1, 2028, with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (7.33% at March 31, 2024), net of original issue discount and deferred financing fees of $7.8 million and $18.3 million at March 31, 2024	1,868.9	—
Senior Secured Term Loan B-6, refinanced in the three months ended March 31, 2024 with B-7 loans, with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (7.72% at December 31, 2023) and original issue discount and deferred financing fees of $3.5 million and $20.0 million, respectively, at December 31, 2023	—	1,864.8
Finance leases	—	0.1
Senior Secured Revolving Credit Facility	—	—
Total debt	5,330.6	5,340.4
Less short-term debt and current portion of long-term debt	(77.5)	(89.6)
Total long-term debt	$5,253.1	$5,250.8
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-7, Senior Secured Term Loan B-5, Senior Secured Term Loan A-4 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
On October 27, 2023, we executed Amendment No. 21 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan A-4 with an aggregate principal amount of $1.3 billion, the proceeds of which were used to repay Senior Secured Term Loan A-3 in full, repay $300.0 million of Senior Secured Term Loan B-6, and pay the related financing fees and expenses. In addition, we increased the borrowing capacity on the Senior Secured Revolving Credit Facility from $300.0 million to $600.0 million and extended the maturity date from December 10, 2024 to October 27, 2028.
On February 8, 2024, we executed Amendment No. 22 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan B-7 with an aggregate principal amount of $1.9 billion, the proceeds of which were used to repay Senior Secured Term Loan B-6 in full and pay the related financing fees and expenses. In connection with the refinancing, we incurred incremental deferred financing fees of $4.7 million that will be amortized over the new loan term. Senior Secured Term Loan B-7 is a syndicated debt instrument. As a result of the refinancing, we repaid $257.1 million of principal to lenders and received $264.1 million of proceeds from lenders.
We expensed $3.1 million of the unamortized original discount, deferred financing fees, and other related fees to other income and expense in the Consolidated Statements of Operations for the quarter ended March 31, 2024.
During the three months ended March 31, 2023, we expensed $1.1 million of our unamortized original issue discount and deferred financing fees to other income and expense in our Consolidated Statements of Operations due to the prepayment of $75.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand. We did not make any debt prepayments during the three months ended March 31, 2024.
As of March 31, 2024, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $598.8 million available.

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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2024, we were in compliance with all debt covenants.
Interest Rate Hedging
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,295.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,564.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,075.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
The change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings.
The net change in the fair value of the swaps resulted in an unrealized gain of $11.1 million ($8.3 million, net of tax) and an unrealized loss of $47.4 million ($35.6 million, net of tax) for the three months ended March 31, 2024 and 2023, respectively, recorded in other comprehensive income. Interest income on the swaps was $31.1 million ($23.3 million, net of tax) and $22.6 million ($16.9 million, net of tax) for the three months ended March 31, 2024 and 2023, respectively. We expect to recognize a gain of approximately $116.5 million as a reduction to interest expense due to our expectation that the variable rate that we receive will exceed the fixed rates of interest over the next twelve months.
Fair Value of Debt
As of March 31, 2024, the fair value of our Senior Secured Term Loan B-7, excluding original issue discounts and deferred fees was approximately $1,895.0 million. As of December 31, 2023, the fair value of our Senior Secured Term Loan B-6, excluding original issue discounts and deferred fees was approximately $1,895.1 million. As of March 31, 2024 and December 31, 2023, the fair value of our Senior Secured Term Loan B-5, excluding original issue discounts and deferred fees was approximately $2,182.2 million and $2,191.5 million, respectively. As of March 31, 2024 and December 31, 2023, the fair value of our Senior Secured Term Loan A-4, excluding original issue discounts and deferred fees, was approximately $1,283.8 million and $1,291.9 million, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.

11. Stockholders’ Equity
Common Stock Dividends
In the first quarters of 2024 and 2023, we paid dividends of $0.105 per share totaling $20.8 million and $20.8 million, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
Any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
Treasury Stock
On February 13, 2017, our Board authorized the repurchase of up to $300.0 million of our common stock over the next 3 years. Our Board removed the three-year time limitation on February 8, 2018. To date, we have repurchased $133.5 million of our common stock and have the ability to repurchase the remaining $166.5 million.
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
For the three months ended March 31, 2024 and 2023, 0.4 million and 0.3 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement with the Company.
Preferred Stock
As of March 31, 2024 and December 31, 2023, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of March 31, 2024 and December 31, 2023.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of March 31, 2024, the aggregate amount of transaction price attributable to future performance obligations for long-term, non-cancelable contracts, excluding variable components, totals approximately $680 million. We expect to recognize approximately 55% of this amount in the twelve months ending March 31, 2025, 30% in the twelve months ending March 31, 2026 and 15% thereafter.
For additional disclosures about the disaggregation of our revenue see Note 16, “Reportable Segments.”
13. Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under our incentive stock plans.
As of March 31, 2024 and 2023, there were 0.8 million and 0.9 million anti-dilutive weighted stock-based awards outstanding, respectively. As of March 31, 2024 and 2023, there were approximately 0.2 million and 0.1 million, respectively, contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, because the contingencies had not been met.
Income from continuing operations attributable to TransUnion and basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2024	2023
Income from continuing operations	$70.0	$57.0
Less: income from continuing operations attributable to noncontrolling interests	(4.9)	(4.3)
Income from continuing operations attributable to TransUnion	$65.1	$52.7

Weighted-average shares outstanding:
Basic	194.1	193.0
Dilutive impact of stock based awards	1.2	0.8
Diluted	195.3	193.9

14. Income Taxes
For the three months ended March 31, 2024, we reported an effective tax rate of 15.7%, which was lower than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of benefits on the remeasurement of deferred taxes due to changes in state apportionment rates, benefits from the foreign rate differential, and the research and development credit, partially offset by the impact of increases for foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions.
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
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $45.9 million as of March 31, 2024, and $45.0 million as of December 31, 2023. The amounts that would affect the effective tax rate if recognized were $35.2 million as of March 31, 2024, and $34.5 million as of December 31, 2023. We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $15.2 million as of March 31, 2024, and $14.0 million as of December 31, 2023. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.
15. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2024:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 5 and 10)	$173.4	$—	$173.4	$—
Note receivable (Note 5)	83.3	—	83.3	—
Available-for-sale marketable securities (Note 2)	2.6	—	2.6	—
Total	$259.3	$—	$259.3	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 5 and 10)	$162.3	$—	$162.3	$—
Note receivable (Note 5)	82.0	—	82.0	—
Available-for-sale marketable securities (Note 2)	2.7	—	2.7	—
Total	$247.0	$—	$247.0	$—
Level 2 instruments consist of foreign exchange-traded corporate bonds, interest rate swaps and notes receivable. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 10, “Debt,” there are three tranches of interest rate swaps. In December 2022, we sold the non-core businesses of our VF acquisition. A portion of the consideration was in the form of a $72.0 million note receivable. The note receivable accrues interest semiannually at a per annum rate of 10.6% and is payable at maturity. The note matures on June 30, 2025, subject to an option of the note issuer to extend the maturity date for two successive terms of three months each, at an increased rate of interest at each extension. The note was initially recorded at fair value of $70.3 million using an income approach for fixed income securities, where contractual cash flows were discounted to present value at a risk-adjusted rate of return in a lattice model framework. The fair value of the note is determined each period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk, and issuer-specific credit risk.

16. Reportable Segments
As discussed in Note 1, “Significant Accounting and Reporting Policies,” during the quarter ended March 31, 2024, we reorganized our operations and now have two operating segments, U.S. Markets and International, and the Corporate unit, which provides support services to each of the segments. The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the CODM assesses the Company’s performance. Our CODM uses the profit measure of Adjusted EBITDA, on both a consolidated and a segment basis, to allocate resources and assess performance of our segments. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. Our Board and executive management team also use Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours.
The segment financial information below has been recast to conform to our current operating structure as discussed in Note 1, “Significant Accounting and Reporting Policies” and Note 3, “Goodwill.” The accounting policies of the segments are the same as described in Note 1, “Significant Accounting and Reporting Policies” and Note 12, “Revenue.”
The following is a more detailed description of our reportable segments and the Corporate unit:
U.S. Markets
The U.S. Markets segment provides consumer reports, actionable insights and analytics to businesses and consumers. Businesses use our services to acquire customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities, mitigate fraud risk and respond to data breach events. Consumers use our services to manage their personal finances and take precautions against identity theft. We report disaggregated revenue of our U.S. Markets segment for Financial Services, Emerging Verticals and Consumer Interactive.
•Financial Services: The Financial Services vertical consists of our Consumer Lending, Mortgage, Auto and Card and Payments lines of business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.
•Emerging Verticals: Emerging Verticals include Insurance, Tech, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections, and Public Sector. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions.
•Consumer Interactive: Consumer Interactive provides solutions that help consumers manage their personal finances and take precautions against identity theft. Services include paid and free credit reports, scores and freezes, credit monitoring, identity protection and resolution, and financial management for consumers. This vertical also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive vertical serves consumers through both direct and indirect channels.
International
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and solutions services, and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive vertical in our U.S. Markets segment that help consumers proactively manage their personal finances and take precautions against identity theft.
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended March 31,
	2024	2023
Gross Revenue:
U.S. Markets:
Financial Services	$351.7	$312.3
Emerging Verticals	297.5	285.1
Consumer Interactive	139.3	142.3
Total U.S. Markets	$788.6	$739.7

International:
Canada	$37.7	$31.7
Latin America	32.9	28.8
United Kingdom	54.2	52.1
Africa	15.1	14.6
India	71.1	54.7
Asia Pacific	25.3	21.7
Total International	$236.3	$203.6

Total revenue, gross	$1,024.9	$943.4

Intersegment revenue eliminations:
U.S. Markets	$(2.3)	$(1.7)
International	(1.5)	(1.4)
Total intersegment eliminations	$(3.7)	$(3.1)
Total revenue as reported	$1,021.2	$940.3

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
	2024	2023
U.S. Markets Adjusted EBITDA	$285.2	$268.8
International Adjusted EBITDA	106.8	87.3
Total	$392.0	$356.1
Adjustments to reconcile to income from continuing operations before income taxes:
Corporate expenses[1]	$(33.9)	$(33.8)
Net interest expense	(63.2)	(66.0)
Depreciation and amortization	(134.0)	(129.7)
Stock-based compensation	(24.1)	(22.2)
Operating model optimization program[2]	(24.4)	—
Mergers and acquisitions, divestitures and business optimization[3]	(9.2)	(8.9)
Accelerated technology investment[4]	(18.5)	(19.7)
Net other[5]	(6.5)	(4.6)
Net income attributable to non-controlling interests	4.9	4.3
Total adjustments	$(309.0)	$(280.5)
Income from continuing operations before income taxes	$83.0	$75.6
1.Certain costs that are not directly attributable to one or more of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
2.Consists of restructuring expenses as presented on our Consolidated Statements of Operations and other business process optimization expenses.
3.Mergers and acquisitions, divestitures and business optimization expenses consist of costs associated with exploratory or executed strategic transactions.
4.Accelerated technology investment represents expenses incurred in connection with the transformation of our technology infrastructure.
5.Net other expenses consist primarily of other non-operating income and expenses, primarily comprised of deferred loan fee expense from debt prepayments and refinancing, currency remeasurement on foreign operations, and other debt financing expenses.

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended March 31,
	2024	2023
U.S. Markets	$0.1	$0.1
International	4.7	3.0
Total (Note 6)	$4.7	$3.1
17. Contingencies
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
As of March 31, 2024 and December 31, 2023, we have accrued $105.2 million and $147.8 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
CFPB Matters
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us and certain of our executive officers. The NORA letter alleged that we failed to comply with and timely implement a consent order issued by the CFPB in January 2017 (the “2017 Consent Order”), and further alleged additional violations related to Consumer Interactive’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of Consumer Interactive, John Danaher, in the United States District Court for the Northern District of Illinois seeking restitution, civil money penalties, and injunctive relief, among other remedies, and alleging that the TU Entities violated the 2017 Consent Order, engaged in deceptive acts and practices in marketing the TransUnion Credit Monitoring product, failed to obtain signed written authorizations from consumers before debiting their bank accounts for the TransUnion Credit Monitoring product and diverted consumers from their free annual file disclosure into paid subscription products. The CFPB further alleges that Mr. Danaher violated the 2017 Consent Order and that we and Trans Union LLC provided substantial assistance to TransUnion Interactive, Inc. in violating the 2017 Consent Order and the law. We continue to believe that our marketing practices are lawful and appropriate and that we have been, and remain, in compliance with the 2017 Consent Order, and we will vigorously defend against allegations to the contrary in such proceedings. We continue to be in active litigation on this matter.
As of March 31, 2024 and December 31, 2023, we have accrued $56.0 million in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we have and will continue to incur increased costs litigating this matter.
In March 2024, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our dispute handling practices and procedures. The

NORA letter alleges that Trans Union LLC violated the Fair Credit Reporting Act’s requirements to conduct a reasonable reinvestigation of disputed information and follow reasonable procedures to assure maximum possible accuracy of the information in consumer reports, and the Consumer Financial Protection Act’s prohibition of unfair, deceptive, and abusive acts or practices. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome, which could have a material adverse effect on our results of operations and financial condition. As of March 31, 2024, we are not able to reasonably estimate our potential loss or range of loss related to this matter.
Argus Department of Justice Matter
We have cooperated with an investigation originating from the civil division of the United States Attorney’s Office for the Eastern District of Virginia related to Argus’s use of certain data it collected under certain government contracts. We acquired Argus in connection with our acquisition of Verisk Financial Services (“VF”) in April 2022. This matter pertained to alleged conduct that commenced before we acquired Argus. We have cooperated with Verisk Analytics, Inc. (the “Seller”) to respond to the Department of Justice’s (“DOJ”) investigation and, along with the Seller, finalized a $37.0 million settlement with the DOJ (the “Settlement”).
Under the stock purchase agreement Trans Union LLC entered into with the Seller pursuant to which we acquired VF, including Argus, the Seller agreed to indemnify us for certain losses with respect to this matter, including all losses directly resulting from any settlement agreement with the DOJ in connection with this matter, including civil money penalties, remediation costs and fees and expenses. During the three months ended March 31, 2024, the Settlement was paid in full to the DOJ and the indemnification receivable was collected.

18. Accumulated Other Comprehensive Loss
The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, as of March 31, 2024 and 2023:

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(383.4)	$122.0	$0.2	$(260.9)
Change	(10.2)	8.3	—	(1.9)
Balance, March 31, 2024	$(393.6)	$130.3	$0.2	$(262.8)

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(463.5)	$178.6	$0.2	$(284.5)
Change	37.9	(35.6)	—	2.3
Balance, March 31, 2023	$(425.6)	$143.0	$0.2	$(282.2)

19. Revision of Previously Issued Financial Statements
As discussed in Note 1, “Significant Accounting and Reporting Policies,” the Company identified errors in the classification of certain expenses between cost of services and selling, general and administrative in the Consolidated Statements of Operations. A summary of the corrections to the impacted financial statement line items of the Company’s previously issued Consolidated Statement of Operations filed in its unaudited Quarterly Reports on Form 10-Q for the period ended March 31, 2023 and the period ended June 30,2023, and in Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2023, are as follows:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
We provide solutions that enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, mitigate fraud, and effectively manage call center operations. Businesses embed our solutions into their process workflows to deliver critical insights and enable effective actions. Consumers use our solutions to view their credit profiles, access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services, Emerging Verticals and Consumer Interactive. Emerging Verticals consists of Insurance, Tech, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections, and Public Sector. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India and Asia Pacific.
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
Segments
As discussed in Part 1, Item 1, “Unaudited Consolidated Financial Statements - Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” the Company reorganized its operations to merge its Consumer Interactive operating segment with its U.S. Markets operating segment. In addition, we have changed the responsibility for certain international operations previously managed within the U.S. Markets segment to certain regions within the International segment. We now report two operating segments, U.S. Markets and International, which are consistent with our reportable segments, and reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker (“CODM”) assesses the Company’s performance. The reporting of certain revenue from the acquisition of Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”), which was previously reported within our Financial Services vertical, is now reported in Emerging Verticals in the U.S. Markets operating segment. While this change does not impact our operating segments, it does impact our disaggregated revenue disclosures. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements,” Note 16, “Reportable Segments” for additional information about our operating segments.
U.S. Markets
The U.S. Markets segment provides consumer reports, actionable insights and analytics to businesses and consumers. Businesses use our services to acquire customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities, mitigate fraud risk and respond to data breach events. Consumers use our services to manage their personal finances and take precautions against identity theft.
International
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and technology solutions services and other value-added risk management services. We also have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, retail credit, insurance, automotive, collections, public sector and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive vertical within our U.S. Markets segment that help consumers proactively manage their personal finances and take precautions against identity theft.
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
During the first three months of 2024, the U.S. economy and labor market remained resilient with solid GDP growth, low unemployment, and rising wages, despite the Federal Reserve maintaining higher interest rates in the face of subsiding but still elevated inflation. The relative macroeconomic strength of the U.S. was also reflected in broad strength in our emerging markets and improved indicators in the U.K. The U.K. is beginning to show signs of recovery driven by falling inflation leading to support levels of real income and a recovery in economic activity. Additionally, our International segment began to see a slight positive impact from foreign exchange rates. In the U.S., the impact of higher interest rates has slowed demand for consumer loans and auto loans, and has been more pronounced in the housing sector, where higher borrowing rates impact both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. The impact of continued elevated interest rates on slowing aggregate demand is expected to result in a mild increase in unemployment levels over the next year, which is likely to reduce consumer credit activity. At the same time, a slowdown in economic activity and job growth could prompt the Federal Reserve to begin lowering interest rates, which could spur increased demand for rate-sensitive lending products, in particular mortgage loans. These dynamics impact the comparability of our results of operations, including our revenue and expense, between the periods presented below.

The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations and financial condition, including the carrying value of our long-lived assets such as goodwill and intangible assets.
Effects of Inflation
We believe that inflation has had and we expect will continue to have a negative impact on our business and results of operations, including decreased demand for our services resulting from the Federal Reserve and other central banks raising rates. While central banks have paused rate increases and current conditions indicate that they may begin to cautiously lower rates from the higher interest rates established to combat inflation, rates that remain higher may result in slowing consumer spending on non-essential goods and services, and consequently lower demand for credit. The impact of elevated but subsiding levels of inflation and the resulting response by the Federal Reserve and other central banks to maintain higher but decreasing interest rates could have a material adverse impact on various aspects of our business in the future.

Developments that Impact Comparability Between Periods
The following developments impact the comparability of our balance sheets, results of operations and cash flows between periods:
On November 12, 2023, our Board of Directors (“Board”) approved a transformation plan to optimize our operating model and continue to advance our technology. We expect to recognize one-time pre-tax expenses associated with this transformation plan of $355.0 to $375.0 million from the fourth quarter of 2023 through the end of 2025, with the majority of costs to be incurred by the end of 2024. All pre-tax expenses will be cash expenditures, other than approximately $15.0 to $20.0 million of non-cash, facility exit costs. In addition, we anticipate capital expenditures to increase to approximately 9% of revenue in 2024 and then return to approximately 8% of revenue for 2025 due to investment in our technology infrastructure in connection with this transformation plan. Upon completion of this plan, we expect to generate annual savings of $120.0 to $140.0 million and reduce our capital expenditures from 8% of revenue to 6%, based on 2023 revenue. The following summarizes initiatives under the transformation plan.
•The operating model optimization program will reduce our global workforce, transition certain job responsibilities to our Global Capability Centers, which we expect will improve productivity, reduce costs, fund growth, optimize business processes and reduce our facility footprint. We expect to incur total one-time, pre-tax expenses of $205.0 to $215.0 million, including employee separation expenses of approximately $110.0 million, facility exit expenses of approximately $45.0 million, and business optimization expenses of approximately $55.0 million.
•The incremental investment to advance our technology is the final phase of our accelerated technology investment. We expect to incur one-time, pre-tax expenses of $150.0 to $160.0 million, including approximately $65.0 million in 2024 related to the final year of Project Rise, and approximately $90.0 million of incremental expenses during 2024 and 2025 to streamline our product delivery platforms and leverage the cloud-based infrastructure being established with Project Rise. The accelerated technology investment will fundamentally transform our technology infrastructure by implementing a global, cloud-based approach to streamline product development, increase the efficiency of ongoing operations and maintenance, enable a continuous improvement approach, and provide a single global platform for fulfillment of our product lines. Project Rise was announced in February 2020 and expanded in February 2022, and is expected to be completed in 2024 with a total estimated expense of approximately $240.0 million, including approximately $65.0 million to be incurred in 2024, as discussed above.
For the three months ended March 31, 2024, we incurred total expenses associated with the transformation plan of $24.4 million, comprised of restructuring expenses of $16.8 million for employee separation and $1.4 million for non-cash impairment charges associated with leased facilities, as well as $6.2 million of other business optimization expenses. Employee separation costs and non-cash impairment charges are included in Restructuring expenses in our Consolidated Statements of Operations. Since the inception of the operating model optimization program, we have incurred cumulative expenses of $102.0 million.
We have accrued liabilities for payment of employee separation costs of $48.6 million and $64.9 million as of March 31, 2024 and December 31, 2023, respectively. See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 8, “Restructuring.”
On February 8, 2024, we executed Amendment No. 22 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan B-7 with an aggregate principal amount of $1.9 billion, the proceeds of which were used to repay Senior Secured Term Loan B-6 in full and pay the related financing fees and expenses.
On October 27, 2023, we executed Amendment No. 21 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan A-4 with an aggregate principal amount of $1.3 billion, the proceeds of which were used to repay Senior Secured Term Loan A-3 in full, repay $300.0 million of Senior Secured Term Loan B-6, and pay the related financing fees and expenses. In addition, we increased the borrowing capacity on the Senior Secured Revolving Credit Facility from $300.0 million to $600.0 million and extended the maturity date from December 10, 2024 to October 27, 2028.
During 2023, we prepaid $250.0 million of our Senior Secured Term Loan B-6, funded from cash-on-hand. These transactions affect the comparability of interest expense between 2024 and 2023, as further discussed in “Results of Operations – Non-Operating Income and (Expense) – Interest Expense” below.
Key Components of Our Results of Operations
Revenue
We report revenue for our two reportable segments, U.S. Markets and International. Within the U.S. Markets segment, we report and disaggregate revenue by vertical, which consists of our Financial Services, Emerging and Consumer Interactive

verticals. Within the International segment, we disaggregate revenue by regions, which consists of Canada, Latin America, the United Kingdom, Africa, India, and Asia Pacific.
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
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, earnings from equity-method investments, dividends from Cost Method Investments, fair-value adjustments of equity-method and Cost Method Investments, if any, expenses related to successful and unsuccessful business acquisitions, loan fees, debt refinancing expenses, certain acquisition-related gains and losses and other non-operating income and expenses.

Results of Operations —Three Months Ended March 31, 2024 and 2023
(Tabular amounts in millions, except per share amounts)
For the three months ended March 31, 2024 and 2023, our results of operations were as follows:

	Three Months Ended March 31,		Change
			2024 vs. 2023
	2024	2023	$	%
Revenue	$1,021.2	$940.3	$81.0	8.6%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)[1]	406.3	380.8	25.5	6.7%
Selling, general and administrative[1]	305.6	284.6	21.0	7.4%
Depreciation and amortization	134.0	129.7	4.3	3.3%
Restructuring	18.2	—	18.2	nm
Total operating expenses	864.1	795.1	69.0	8.7%
Operating income	157.2	145.2	12.0	8.2%
Non-operating income and (expense)
Interest expense	(68.7)	(71.8)	3.1	(4.4)%
Interest income	5.4	5.8	(0.4)	(6.8)%
Earnings from equity method investments	4.7	3.1	1.6	52.0%
Other income and (expense), net	(15.7)	(6.8)	(8.9)	nm
Total non-operating income and (expense)	(74.1)	(69.6)	(4.5)	6.5%
Income from continuing operations before income taxes	83.0	75.6	7.5	9.9%
Benefit (provision) for income taxes	(13.0)	(18.6)	5.6	(29.9)%
Income from continuing operations	70.0	57.0	13.0	22.8%
Discontinued operations, net of tax	—	(0.1)	0.1	nm
Net income	70.0	56.9	13.1	23.0%
Less: net income attributable to noncontrolling interests	(4.9)	(4.3)	(0.6)	13.1%
Net income attributable to TransUnion	$65.1	$52.6	$12.5	23.8%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.We revised the Consolidated Statements of Operations for the three months ended March 31, 2023, to correct the classification of certain expenses between cost of services and selling, general and administrative. See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies” and Note 19, “Revision of Previously Issued Financial Statements.”
Revenue
For the three months ended March 31, 2024, revenue increased $81.0 million, or 8.6%, compared with the same period in 2023, due primarily to growth in both segments, including an increase of 0.3% due to the impact of foreign currencies, as further discussed in the Segment Results of Operations section below.
Operating Expenses
Cost of Services
Cost of services increased $25.5 million for the three months ended March 31, 2024, compared with the same period in 2023. The increase was due primarily to:
•an increase of approximately $24.0 million in variable and non-variable product costs resulting from the increase in volume in both segments, and an increase in certain product cost pricing primarily in our U.S. Markets segment;
•an increase of approximately $4.0 million in ongoing technology costs;
•an increase of approximately $3.0 million from our operating model optimization program in our Corporate unit; and

•an increase of approximately $1.0 from the impact of foreign currencies on the expenses of our International operations, partially offset by:
•a net decrease of approximately $3.0 million in labor costs primarily in our U.S. Markets segment; and
•a decrease of approximately $3.0 million in integration costs of our business acquisitions, an initiative that was completed last year.
Selling, General and Administrative
Selling, general and administrative expenses increased $21.0 million for the three months ended March 31, 2024, compared with the same period in 2023. The increase was due primarily to:
•an increase of approximately $11.0 million in certain legal and regulatory expenses, primarily in our U.S. Markets segment;
•a net increase of approximately $8.0 million in labor costs, including annual incentive compensation, stock-based incentive compensation and employee benefits, primarily in our Corporate unit and International segment;
•an increase of approximately $4.0 million from our operating model optimization program in our Corporate unit; and
•an increase of approximately $1.0 million from the impact of foreign currencies on the expenses of our International operations, partially offset by:
•a decrease of approximately $3.0 million in integration costs of our business acquisitions, an initiative that was completed last year.
Depreciation and Amortization
Depreciation and amortization increased $4.3 million for the three months ended March 31, 2024, compared with the same period in 2023 due primarily to the increase in capital expenditures in the past 12 months, including for our accelerated technology investment initiative.
Restructuring
Restructuring expenses relate to our operating model optimization program. For the three months ended March 31, 2024, these expenses include approximately $16.8 million related to employee separation and $1.4 million related to facility exits.
See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 8, “Restructuring,” for additional information.
Non-Operating Income and Expense
Interest expense
For the three months ended March 31, 2024, interest expense decreased $3.1 million compared with the same period in 2023. This decrease was due to a decrease in outstanding principal balance due to the prepayments made in 2023, partially offset by an increase in the average periodic variable interest rate on the unhedged portion of our debt.
Interest income
The change in interest income for the current period compared to the prior period is not significant.
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(2.2)	$(1.4)	$(0.8)	57.1%
Debt related expenses	(3.7)	(1.7)	(2.0)	nm
Other income (expense), net	(9.8)	(3.7)	(6.1)	nm
Total other income and (expense), net	$(15.7)	$(6.8)	$(8.9)	nm
nm: not meaningful

As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions.
Debt-related expenses
For the three months ended March 31, 2024, debt-related expenses included $3.1 million of unamortized original issue discount, deferred financing fees, and other related fees expensed as a result of our debt prepayments and refinancing of our Senior Secured Term Loan B-6, and $0.6 million of other debt financing expenses. For the three months ended March 31, 2023, debt-related expenses included $1.1 million of deferred financing fees and other net costs expensed as a result of our debt prepayments of our Senior Secured Term Loan B-6.
Other income and (expense), net
For the three months ended March 31, 2024, other income (expense), net included $(10.9) million of pre-acquisition net liabilities related to previous acquisitions and disposals, a $4.7 million gain on a cost method investment, $(2.6) million of net currency remeasurement losses, and other miscellaneous non-operating income and expense items. For the three months ended March 31, 2023, other income (expense), net included $2.7 million of net currency remeasurement losses and other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended March 31, 2024, we reported an effective tax rate of 15.7%, which was lower than the 21.0% U.S. federal corporate statutory rate due primarily to the impact of benefits on the remeasurement of deferred taxes due to changes in state apportionment rates, benefits from the foreign rate differential, and the research and development credit, partially offset by the impact of increases for foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions.
We have evaluated the impact of the Organization for Economic Cooperation and Development (“OECD”) efforts to implement a global minimum 15% effective tax rate on certain multinational enterprises, commonly known as Pillar Two, and there is not expected to be a significant impact to our 2024 tax rate. As other countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals and other OECD initiatives, we will continue to evaluate the impact of these proposed and enacted legislative changes to determine the impact on our tax rate for 2024 and beyond.
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
Segment Results of Operations—Three Months Ended March 31, 2024 and 2023
Management, including our CODM, evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. As discussed above, we have reorganized our operations and now have two operating segments, U.S. Markets and International. Prior period amounts have been recast to conform to our current operating structure. For the three months ended March 31, 2024 and 2023, our segment revenue, segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were as follows:

	Three Months Ended March 31,		Change
			2024 vs. 2023
	2024	2023	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$351.7	$312.3	$39.4	12.6%
Emerging Verticals	297.5	285.1	12.4	4.4%
Consumer Interactive	139.3	142.3	(3.0)	(2.1)%
U.S. Markets gross revenue	$788.6	$739.7	$48.9	6.6%

International:
Canada	$37.7	$31.7	$6.0	18.8%
Latin America	32.9	28.8	4.1	14.2%
United Kingdom	54.2	52.1	2.0	3.9%
Africa	15.1	14.6	0.5	3.5%
India	71.1	54.7	16.5	30.1%
Asia Pacific	25.3	21.7	3.6	16.7%
International gross revenue	$236.3	$203.6	$32.7	16.1%

Total gross revenue	$1,024.9	$943.4	$81.6	8.6%
Intersegment revenue eliminations	(3.7)	(3.1)	(0.6)	19.4%
Total revenue as reported	$1,021.2	$940.3	$81.0	8.6%

Adjusted EBITDA:
U.S. Markets	$285.2	$268.8	$16.4	6.1%
International	106.8	87.3	19.5	22.3%

Adjusted EBITDA Margin:
U.S. Markets	36.2%	36.3%		(0.2)%
International	45.2%	42.9%		2.3%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
U.S. Markets revenue increased $48.9 million, or 6.6%, compared with the same period in 2023. The increase was due to an increase in our Financial Services and Emerging verticals, partially offset by a decrease in Consumer Interactive.
Financial Services: Revenue increased $39.4 million, or 12.6%, compared with the same period in 2023. Our Mortgage line of business had strong growth due primarily to price increases. Our Consumer Lending line of business increased due primarily to a change in customer mix. And our Auto line of business increased due to price increases and new business wins, partially offset by a decline in base volume. Our Card and Banking line of business was essentially flat for the quarter. In addition, all lines of business except Auto had an increase in batch jobs.

Emerging Verticals: Revenue increased $12.4 million, or 4.4%, for the three months ended March 31, 2024, compared with the same period in 2023, due primarily to increases in all verticals except Tenant & Employment Screening due primarily to increased fraud and identity management solutions and other volume increases. These increases were partially offset by a decrease in our Tenant & Employment Screening vertical from a decrease in volumes and price concessions.
Consumer Interactive: Revenue decreased $3.0 million, or 2.1%, compared with the same period in 2023. A decrease in our Direct channel from slowing demand for paid credit products was partially offset by an increase in our Indirect channel driven by breach revenue.
Adjusted EBITDA
Adjusted EBITDA increased $16.4 million for the three months ended March 31, 2024, compared with the same period in 2023. The increase was primarily due to an increase in revenue, partially offset by higher variable product cost. Adjusted EBITDA margins decreased 0.2% primarily due to the impact of stronger growth in lower margin business and an increase in certain legal and regulatory expenses.
International Segment
Revenue
International revenue increased $32.7 million, or 16.1%, for the three months ended March 31, 2024, compared with the same period in 2023. The increase was due primarily to higher local currency revenue in all regions except for the United Kingdom, which was essentially flat, driven by increased volumes from improving economic conditions in all regions and new product initiatives. Revenue increased 1.2% from impact of foreign currencies.
Canada: Revenue increased $6.0 million, or 18.8%, for the three months ended March 31, 2024, compared with the same period in 2023. The increase was due primarily to higher local currency revenue from volume increases, new business wins, and increased batch and breach services. Revenue increased 0.4% from the impact of foreign currencies.
Latin America: Revenue increased $4.1 million, or 14.2%, for the three months ended March 31, 2024, compared with the same period in 2023. The increase was due primarily to higher local currency revenue from broad-based growth across several of our markets, partially offset by the impact of a one-time contract in 2023. Revenue increased 7.4% from the impact of foreign currencies.
United Kingdom: Revenue increased $2.0 million, or 3.9%, for the three months ended March 31, 2024, compared with the same period in 2023. The increase was due primarily to an increase of 4.1% from the impact of foreign currency and higher volume, partially offset by the impact of a drop in volume for a one-time contract in the prior year.
Africa: Revenue increased $0.5 million, or 3.5%, for the three months ended March 31, 2024, compared with the same period in 2023. The increase was due primarily to meaningful new business wins and contract renewals as well as volume growth in emerging countries and emerging verticals. Revenue decreased 8.3% from the impact of foreign currencies.
India: Revenue increased $16.5 million, or 30.1%, for the three months ended March 31, 2024, compared with the same period in 2023. The increase was due primarily to higher local currency revenue from strong, broad-based growth across all aspects of the business, including online, batch, consumer and commercial volumes. Revenue decreased 1.2% from the impact of foreign currencies.
Asia Pacific: Revenue increased $3.6 million, or 16.7%, for the three months ended March 31, 2024, compared with the same period in 2023. The increase was due primarily to strong growth in the Philippines across key banking clients, along with growth in Hong Kong from our FinTech and other clients. Revenue decreased 0.5% from the impact of foreign currencies.
Adjusted EBITDA
Adjusted EBITDA increased $19.5 million for the three months ended March 31, 2024, compared with the same period in 2023. The increase was due primarily to increased revenue in India and other regions, as discussed above. Adjusted EBITDA margins increased 2.3% because of higher margin revenue in India.

Non-GAAP measures—Three Months Ended March 31, 2024 and 2023
In addition to the GAAP measures discussed above, Management, including our CODM, evaluates the financial performance of our businesses based on the non-GAAP measures Consolidated Adjusted EBITDA, Consolidated Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted Provision for Income Taxes, Adjusted Effective Tax Rate and Leverage Ratio.
Non-GAAP Financial Measures
We present Consolidated Adjusted EBITDA, Consolidated Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted Provision for Income Taxes, Adjusted Effective Tax Rate and Leverage Ratio for all periods presented. These are important financial measures for the Company but are not financial measures as defined by GAAP. These financial measures should be reviewed in conjunction with the relevant GAAP financial measures and are not presented as alternative measures of GAAP. Other companies in our industry may define or calculate these measures differently than we do, limiting their usefulness as comparative measures. Because of these limitations, these non-GAAP financial measures should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP, including operating income, operating margin, effective tax rate, net income attributable to the Company, diluted earnings per share or cash provided by operating activities. Reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented in the tables below.
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
Consolidated Adjusted EBITDA

Management has excluded the following items from net income attributable to TransUnion in order to calculate Adjusted EBITDA for the periods presented:

•Discontinued operations, net of tax, as reported on our Consolidated Statements of Operations. We exclude discontinued operations, net of tax because we believe it does not reflect the underlying and ongoing performance of our business operations.
•Net interest expense is the sum of interest expense and interest income as reported on our Consolidated Statements of Operations.
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
•Operating model optimization program represents employee separation costs, facility lease exit costs, and other business process optimization expenses incurred in connection with the transformation plan discussed further in “Results of Operations – Factors Affecting Our Results of Operations.” We exclude these expenses as we believe they are not directly correlated to the underlying performance of our business. Further, these costs will vary and may not be comparable during the transformation initiative as we progress toward an optimized operating model. These costs are reported primarily in selling, general and administrative and restructuring expenses on our Consolidated Statements of Operations.

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

Adjusted Net Income

Management has excluded the following items from net income attributable to TransUnion in order to calculate Adjusted Net Income for the periods presented:

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

Adjusted Effective Tax Rate
Management defines Adjusted Effective Tax Rate as Adjusted Provision for Income Taxes divided by adjusted income from continuing operations before income taxes. We calculate adjusted income from continuing operations before income taxes by excluding the pre-tax adjustments in the calculation of Adjusted Net Income discussed above and noncontrolling interest related to these pre-tax adjustments from income from continuing operations before income taxes.

Leverage Ratio
Management defines Leverage Ratio as net debt divided by Consolidated Adjusted EBITDA for the most recent twelve-month period including twelve months of Adjusted EBITDA from significant acquisitions. Since the Leverage Ratio is calculated on a trailing twelve-month basis, prior period goodwill impairment is excluded as this expense may not directly correlate to the underlying performance of our business operations during that period and may vary significantly between periods. Net debt is defined as total debt less cash and cash equivalents as reported on the balance sheet as of the end of the period.
For the three months ended March 31, 2024 and 2023, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,		Change
			2024 vs. 2023
	2024	2023	$	%
Reconciliation of Net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$65.1	$52.6	$12.5	23.8%
Discontinued operations, net of tax	—	0.1	(0.1)	nm
Income from continuing operations attributable to TransUnion	$65.1	$52.7	$12.4	23.6%
Net interest expense	63.2	66.0	(2.7)	(4.2)%
Provision for income taxes	13.0	18.6	(5.6)	(29.9)%
Depreciation and amortization	134.0	129.7	4.3	3.3%
EBITDA	$275.4	$267.0	$8.4	3.2%
Adjustments to EBITDA:
Operating model optimization program[1]	24.4	—	24.4	nm
Stock-based compensation	24.1	22.2	2.0	8.8%
Accelerated technology investment[2]	18.5	19.7	(1.1)	(5.7)%
Mergers and acquisitions, divestitures and business optimization[3]	9.2	8.9	0.3	3.1%
Net other[4]	6.5	4.6	1.9	40.5%
Total adjustments to EBITDA	$82.8	$55.4	$27.4	49.5%
Consolidated Adjusted EBITDA	$358.2	$322.3	$35.8	11.1%

Net income attributable to TransUnion margin	6.4%	5.6%		0.8%
Consolidated Adjusted EBITDA margin[5]	35.1%	34.3%		0.8%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Consists of restructuring expenses of $16.8 million related to employee separation costs and $1.4 million related to non-cash facility lease impairments, as well as $6.2 million related to business process optimization expenses included primarily in selling, general and administrative.
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

	Three Months Ended March 31,
	2024	2023
Foundational Capabilities	$6.8	$10.2
Migration Management	10.1	7.9
Program Enablement	1.7	1.6
Total accelerated technology investment	$18.5	$19.7

3.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended March 31,
	2024	2023
Transaction and integration costs	$2.2	$7.4
Post-acquisition adjustments	6.9	2.5
Fair value and impairment adjustments	0.1	(0.4)
Transition services agreement income	—	(0.6)
Total mergers and acquisitions, divestitures and business optimization	$9.2	$8.9
4.Net other consisted of the following adjustments:

	Three Months Ended March 31,
	2024	2023
Deferred loan fee expense from debt prepayments and refinancing	$3.1	$1.1
Currency remeasurement on foreign operations	2.6	2.7
Other debt financing expenses	0.6	0.6
Other non-operating expense	0.2	0.2
Total other adjustments	$6.5	$4.6
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
Consolidated Adjusted EBITDA increased $35.8 million for the three months ended March 31, 2024, compared with the same periods in 2023, primarily due to an increase in revenue partially offset by higher product costs, employee-related expenses and legal and regulatory expenses.
For the three months ended March 31, 2024, Consolidated Adjusted EBITDA margin increased primarily due to an increase in revenue.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended March 31,		Change
			2024 vs. 2023
	2024	2023	$	%
Reconciliation of Net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$65.1	$52.6	$12.5	23.8%
Discontinued operations, net of tax	—	0.1	(0.1)	nm
Income from continuing operations attributable to TransUnion	$65.1	$52.7	$12.4	23.6%
Adjustments before income tax items:
Amortization of certain intangible assets[1]	72.0	75.2	(3.1)	(4.2)%
Operating model optimization program[2]	24.4	—	24.4	nm
Stock-based compensation	24.1	22.2	2.0	8.8%
Accelerated technology investment[3]	18.5	19.7	(1.1)	(5.7)%
Mergers and acquisitions, divestitures and business optimization[4]	9.2	8.9	0.3	3.1%
Net other[5]	5.9	3.8	2.2	58.2%
Total adjustments before income tax items	$154.3	$129.7	$24.6	19.0%
Total adjustments for income taxes[6]	(40.4)	(26.9)	(13.4)	49.9%
Adjusted Net Income	$179.0	$155.4	$23.6	15.2%

Weighted-average shares outstanding:
Basic	194.1	193.0	nm	nm
Diluted	195.3	193.9	nm	nm

Adjusted Earnings per Share:
Basic	$0.92	$0.81	$0.12	14.6%
Diluted	$0.92	$0.80	$0.12	14.3%

	Three Months Ended March 31,
	2024	2023
Reconciliation of Diluted earnings per share from Net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Net income attributable to TransUnion	$0.33	$0.27
Discontinued operations, net of tax	—	—
Income from continuing operations attributable to TransUnion	$0.33	$0.27
Adjustments before income tax items:
Amortization of certain intangible assets[1]	0.37	0.39
Operating model optimization program[2]	0.13	—
Stock-based compensation	0.12	0.11
Accelerated technology investment[3]	0.09	0.10
Mergers and acquisitions, divestitures and business optimization[4]	0.05	0.05
Net other[5]	0.03	0.02
Total adjustments before income tax items	$0.79	$0.67
Total adjustments for income taxes[6]	(0.21)	(0.14)
Adjusted Diluted Earnings per Share	$0.92	$0.80
Each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.

1.Consists of amortization of intangible assets from our 2012 change-in-control transaction and amortization of intangible assets established in business acquisitions after our 2012 change-in-control transaction.
2.Consists of restructuring expenses of $16.8 million related to employee separation costs and $1.4 million related to non-cash facility lease impairments, as well as $6.2 million related to business process optimization expenses included primarily in selling, general and administrative.
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

	Three Months Ended March 31,
	2024	2023
Foundational Capabilities	$6.8	$10.2
Migration Management	10.1	7.9
Program Enablement	1.7	1.6
Total accelerated technology investment	$18.5	$19.7

4.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended March 31,
	2024	2023
Transaction and integration costs	$2.2	$7.4
Post-acquisition adjustments	6.9	2.5
Fair value and impairment adjustments	0.1	(0.4)
Transition services agreement income	—	(0.6)
Total mergers and acquisitions, divestitures and business optimization	$9.2	$8.9
5.Net other consisted of the following adjustments:

	Three Months Ended March 31,
	2024	2023
Deferred loan fee expense from debt prepayments and refinancing	$3.1	$1.1
Currency remeasurement on foreign operations	2.6	2.7
Other non-operating (income) and expense	0.2	—
Total other adjustments	$5.9	$3.8
6.Total adjustments for income taxes represents the total of adjustments discussed to calculate the Adjusted Provision for Income Taxes.
Adjusted Net Income
For the three months ended March 31, 2024, Adjusted Net Income decreased slightly, due primarily to an increase in interest expense, partially offset by an increase in interest income.
Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended March 31,
	2024	2023
Income from continuing operations before income taxes	$83.0	$75.6
Total adjustments before income tax items from Adjusted Net Income table above	154.3	129.7
Adjusted income from continuing operations before income taxes	$237.3	$205.2

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	(13.0)	(18.6)
Adjustments for income taxes:
Tax effect of above adjustments	(35.0)	(29.6)
Eliminate impact of excess tax expenses for stock-based compensation	1.0	1.5
Other[1]	(6.4)	1.2
Total adjustments for income taxes	$(40.4)	$(26.9)
Adjusted Provision for Income Taxes	$(53.4)	$(45.5)

Effective tax rate	15.7%	24.6%
Adjusted Effective Tax Rate	22.5%	22.2%

As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Three Months Ended March 31,
	2024	2023
Deferred tax adjustments	$(5.1)	$0.4
Valuation allowance adjustments	0.2	(0.1)
Return to provision, audit adjustments, and reserves related to prior periods	(0.9)	0.9
Other adjustments	(0.5)	—
Total other adjustments	$(6.4)	$1.2
Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 22.5% for the three months ended March 31, 2024, which is higher than the 21.0% U.S. federal corporate statutory rate, due primarily to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.
We reported an adjusted tax rate of 22.2% for the three months ended March 31, 2023, which is higher than the 21.0% U.S. federal corporate statutory rate, due primarily to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.

Leverage Ratio

Trailing Twelve Months Ended March 31, 2024
Reconciliation of net loss attributable to TransUnion to Adjusted EBITDA:
Net loss attributable to TransUnion	$(193.6)
Discontinued operations, net of tax	0.7
Loss from continuing operations attributable to TransUnion	$(193.0)
Net interest expense	264.7
Provision for income taxes	39.2
Depreciation and amortization	528.7
EBITDA	$639.6
Adjustments to EBITDA:
Goodwill impairment[1]	$414.0
Stock-based compensation	102.5
Operating model optimization program[2]	102.0
Accelerated technology investment[3]	69.4
Mergers and acquisitions, divestitures and business optimization[4]	34.9
Net other[5]	17.0
Total adjustments to EBITDA	$739.9
Leverage Ratio Adjusted EBITDA	$1,379.5

Total debt	$5,330.6
Less: Cash and cash equivalents	433.6
Net Debt	$4,897.0

Ratio of Net Debt to Net loss attributable to TransUnion	(25.3)
Leverage Ratio	3.5
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.During the quarter ended September 30, 2023, we recorded a goodwill impairment of $414.0 million related to our United Kingdom reporting unit in our International segment.
2.Consists of restructuring expenses of $88.7 million related to employee separation costs and $4.8 million related to non-cash facility lease impairments, as well as $8.5 million related to business process optimization expenses included primarily in selling, general and administrative.
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

Trailing Twelve Months Ended March 31, 2024
Foundational Capabilities	$32.4
Migration Management	31.8
Program Enablement	5.3
Total accelerated technology investment	$69.4

4.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

Trailing Twelve Months Ended March 31, 2024
Transaction and integration costs	$25.7
Post-acquisition adjustments	6.0
Fair value and impairment adjustments	4.8
Transition services agreement income	(1.9)
Loss on business disposal	0.3
Total mergers and acquisitions, divestitures and business optimization	$34.9

5.Net other consisted of the following adjustments:

Trailing Twelve Months Ended March 31, 2024
Deferred loan fee expense from debt prepayments and refinancing	$11.3
Currency remeasurement on foreign operations	4.7
Other debt financing expenses	2.1
Other non-operating (income) and expense	(1.0)
Total other adjustments	$17.0

Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). The notes to our consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. See Part II, Item 7, “Application of Critical Accounting Estimates” and Part II, Item 8, Note 1, “Significant Accounting and Reporting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024, for additional information about our critical accounting estimates.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Senior Secured Revolving Line of Credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends, and other general corporate purposes. We believe our cash-on-hand, cash generated from operations and funds available under the Senior Secured Revolving Line of Credit will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends and operating needs for the foreseeable future. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $433.6 million and $476.2 million at March 31, 2024 and December 31, 2023, respectively, of which $371.0 million and $356.4 million was held outside the United States in each respective period. As of March 31, 2024, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and could have borrowed up to the remaining $598.8 million available.
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
Each year, the Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2023 and therefore no additional payment will be required in 2024. See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt” for additional information about our debt.
In the first quarter of 2024, we paid dividends of $0.105 per share totaling $20.8 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
On February 13, 2017, our Board authorized the repurchase of up to $300.0 million of our common stock over the next 3 years. Our Board removed the three-year time limitation on February 8, 2018. To date, we have repurchased $133.5 million of our common stock and have the ability to repurchase the remaining $166.5 million.
We have no obligation to repurchase additional shares and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
Sources and Uses of Cash

	Three Months Ended March 31,
	2024	2023	Change
Cash provided by operating activities	$54.0	$77.4	$(23.4)
Cash used in investing activities	(62.4)	(103.6)	41.2
Cash used in financing activities	(31.3)	(122.0)	90.7
Effect of exchange rate changes on cash and cash equivalents	(2.9)	1.9	(4.8)
Net change in cash and cash equivalents	$(42.6)	$(146.3)	$103.7
Operating Activities
The decrease in cash provided by operating activities was due primarily to employee separation payments made in connection with our operating model optimization program.
Investing Activities
The decrease in cash used in investing activities was due primarily to a decrease in cash used for investments in nonconsolidated affiliates.
Financing Activities
The decrease in cash used in financing activities was due primarily to a decrease in debt prepayments.
Capital Expenditures
We make capital expenditures to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization and to reduce risks. We make capital expenditures for product development, disaster recovery, security enhancements, regulatory compliance and the replacement and upgrade of existing equipment at the end of its useful life.

Cash paid for capital expenditures decreased $4.1 million, from $66.5 million for the three months ended March 31, 2023, to $62.4 million for the three months ended March 31, 2024. Capital expenditures as a percent of revenue represented 6% and 7% for the three months ended March 31, 2024 and 2023, respectively.
Debt
Hedges
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,295.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,564.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,075.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2024, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt.”
Contractual Obligations
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 13, “Debt” and Note 22, “Commitments” for information about our long-term debt obligations, noncancelable lease obligations, and noncancelable purchase obligations as of December 31, 2023.

Recent Accounting Pronouncements
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies” for information about recent accounting pronouncements and the impact on our consolidated financial statements.
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
•our ability to remediate existing material weakness in our internal control over financial reporting and maintain effective internal control over financial reporting and disclosure controls and procedures;
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

There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the Securities and Exchange Commission, and in this report under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect the impact of events or circumstances that may arise after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no other material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $600.0 million Senior Secured Revolving Line of Credit. Interest rates on these borrowings are based, at our election, on Term SOFR plus a credit spread adjustment, or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2023, essentially all of our outstanding debt was variable-rate debt. We currently have several interest rate hedge instruments that effectively fix our variable interest rate exposure on approximately 73.8% of our outstanding debt. Based on the amount of unhedged outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future, our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors. A 10% change in the average 1 month Term SOFR rates utilized in the calculation of our actual interest expense during the quarter would have increased our annual interest expense by approximately $8.0 million.
See Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt” for additional information about interest rates on our debt.
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
We are required to translate the assets and liabilities of our foreign subsidiaries that are measured in foreign currencies at the applicable period-end exchange rate in our Consolidated Balance Sheets. We are required to translate revenue and expenses at the average exchange rates prevailing during the year in our Consolidated Statements of Operations. The resulting translation adjustment is included in other comprehensive income as a component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income and expense as incurred.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting discussed below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for December 31, 2023, we have identified the following material weakness, which remains unremediated as of March 31, 2024:
We did not design and maintain effective controls over the classification of certain costs between cost of services and selling, general and administrative in the Consolidated Statements of Operations. This material weakness resulted in an error in the classification of certain costs between cost of services and selling, general and administrative, and the revision of the annual financial statements previously issued for 2022 and 2021 and the unaudited interim financial statements previously issued for 2023 and 2022 interim periods.
Additionally, this material weakness could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Management’s Remediation Efforts on Classification of Certain Costs between Cost of Services and Selling, General and Administrative Material Weakness
Management is in the process of designing and implementing remediation plans to address the material weakness related to the classification of certain costs between cost of services and selling, general and administrative in the Consolidated Statements of Operations. As part of our remediation activities, we are (1) enhancing our policy for classification of expenses, (2) implementing additional communications and training, (3) improving the process of validating costs to ensure appropriate classification of expenses, and (4) implementing additional controls to monitor the recording of costs across cost of services and selling, general and administrative.
Remediation of Previously Reported Interim Goodwill Material Weakness
Management designed and implemented new processes and controls over interim goodwill impairment assessments, related to the preparation and review of the manual translation of the base year forecast information, and executed these new procedures in connection with the segment change, which required an impairment assessment before and after the segment change, that occurred during the three months ended March 31, 2024. We tested the operating effectiveness of these new controls and have concluded that they are operating effectively.
Changes in Internal Controls over Financial Reporting
During the quarter covered by this report, other than the remediation actions described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
None.
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1, “Legal Proceedings” of all subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report, and Part I, Item 1, Note 17 “Contingencies,” of this Quarterly Report for a full description of our material pending legal and regulatory matters.
ITEM 1A. RISK FACTORS
The following discussion supplements the risk factors affecting the Company as set forth in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.
Management has determined that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2024. A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations, investor confidence in our business, and the trading price of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. We determined that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2024 as a result of the material weakness related to an error in the classification of certain expenses between cost of services and selling, general and administrative, as discussed in Part I, Item 4 of this Form 10-Q. This material weakness has not been remediated and accordingly our internal control over financial reporting and disclosure controls and procedures remain ineffective. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness but there can be no assurance that those efforts will be successful. Refer to Part I, Item 4 for further details of this material weakness and remediation efforts.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31	998	$53.73	—	$166.5
February 1 to February 29	137,423	75.27	—	$166.5
March 1 to March 31	3,225	78.82	—	$166.5
Total	141,646		—	$166.5
1. Represents shares that were repurchased from employees for withholding taxes on options exercised and restricted stock units vesting pursuant to the terms of the Company's equity compensation plans and net settled.
2. On February 13, 2017, our Board authorized the repurchase of up to $300.0 million of common stock over the next three years. On February 8, 2018, our Board removed the three-year time limitation. Prior to the fourth quarter of 2017, we had purchased approximately $133.5 million of common stock under the program and may purchase up to an additional $166.5 million. Additional repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. Any repurchased shares will have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
ITEM 5. OTHER INFORMATION
On March 13, 2024, each of Todd M. Cello, Executive Vice President, Chief Financial Officer, and Heather J. Russell, Executive Vice President, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement (“10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Cello’s 10b5-1 Plan is for the sale of up to 25,328 shares of the Company’s common stock until March 14, 2025. Ms. Russell’s 10b5-1 Plan is for the sale of up to 19,818 shares of the Company’s common stock until September 4, 2024. On March 14, 2024, Steven M. Chaouki, President, U.S. Markets, adopted a 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,000 shares of the Company’s common stock until September 30, 2024.

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fifth Amended and Restated Bylaws of TransUnion amended as of February 21, 2024 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed February 27, 2024).

10.1**
Amendment No. 22 to the Credit Agreement, dated as of February 8, 2024, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto.

10.2†**	TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Restricted Stock Units (U.S. Employees) (for awards granted on or after February 21, 2024).

10.3†**	TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Performance Share Units (U.S. Employees) (for awards granted on or after February 21, 2024).

10.4†**	TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock (Outside Directors), effective February 21, 2024.

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.
† Identifies management contracts and compensatory plans or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

April 25, 2024	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

April 25, 2024	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)