Form 10-Q
period 2024-06-30
TransUnion
filed 2024-07-25
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of June 30, 2024, there were 194.3 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$543.2	$476.2
Trade accounts receivable, net of allowance of $19.1 and $16.4	778.6	723.0
Other current assets	222.1	275.9
Total current assets	1,543.9	1,475.1
Property, plant and equipment, net of accumulated depreciation and amortization of $841.8 and $804.4	183.6	199.3
Goodwill	5,161.8	5,176.0
Other intangibles, net of accumulated amortization of $2,920.5 and $2,719.8	3,391.2	3,515.3
Other assets	744.7	739.4
Total assets	$11,025.2	$11,105.1
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$312.6	$251.3
Short-term debt and current portion of long-term debt	66.5	89.6
Other current liabilities	551.6	661.8
Total current liabilities	930.7	1,002.7
Long-term debt	5,174.6	5,250.8
Deferred taxes	523.0	592.9
Other liabilities	159.7	153.2
Total liabilities	6,788.0	6,999.6
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2024 and December 31, 2023, 200.6 million and 200.0 million shares issued at June 30, 2024 and December 31, 2023, respectively, and 194.3 million and 193.8 million shares outstanding as of June 30, 2024 and December 31, 2023, respectively	2.0	2.0
Additional paid-in capital	2,476.9	2,412.9
Treasury stock at cost, 6.4 million and 6.2 million shares at June 30, 2024 and December 31, 2023, respectively	(314.3)	(302.9)
Retained earnings	2,266.0	2,157.1
Accumulated other comprehensive loss	(295.8)	(260.9)
Total TransUnion stockholders’ equity	4,134.8	4,008.2
Noncontrolling interests	102.4	97.3
Total stockholders’ equity	4,237.2	4,105.5
Total liabilities and stockholders’ equity	$11,025.2	$11,105.1

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,040.8	$968.0	$2,062.0	$1,908.2
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	406.7	387.0	813.0	767.8
Selling, general and administrative	310.8	292.5	616.4	577.1
Depreciation and amortization	132.9	130.1	266.9	259.8
Restructuring	8.1	—	26.3	—
Total operating expenses	858.4	809.6	1,722.4	1,604.7
Operating income	182.4	158.4	339.6	303.6
Non-operating income and (expense)
Interest expense	(67.9)	(72.6)	(136.5)	(144.4)
Interest income	6.7	4.3	12.1	10.1
Earnings from equity method investments	4.6	4.9	9.3	8.0
Other income and (expense), net	(5.1)	(18.3)	(20.8)	(25.0)
Total non-operating income and (expense)	(61.7)	(81.7)	(135.9)	(151.4)
Income from continuing operations before income taxes	120.7	76.6	203.7	152.2
Provision for income taxes	(31.0)	(19.3)	(44.1)	(37.9)
Income from continuing operations	89.7	57.3	159.7	114.3
Discontinued operations, net of tax	—	(0.2)	—	(0.2)
Net income	89.7	57.2	159.7	114.1
Less: net income attributable to the noncontrolling interests	(4.7)	(3.3)	(9.5)	(7.6)
Net income attributable to TransUnion	$85.0	$53.9	$150.1	$106.5

Basic earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.44	$0.28	$0.77	$0.55
Discontinued operations, net of tax	—	—	—	—
Net income attributable to TransUnion	$0.44	$0.28	$0.77	$0.55
Diluted earnings per common share from:
Income from continuing operations attributable to TransUnion	$0.44	$0.28	$0.77	$0.55
Discontinued operations, net of tax	—	—	—	—
Net income attributable to TransUnion	$0.44	$0.28	$0.77	$0.55
Weighted-average shares outstanding:
Basic	194.2	193.2	194.2	192.8
Diluted	195.2	194.0	195.3	194.0

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$89.7	$57.2	$159.7	$114.1
Other comprehensive income:
Foreign currency translation:
Foreign currency translation adjustment	(20.9)	47.9	(31.5)	85.9
Provision for income taxes	(0.1)	(0.7)	—	(1.4)
Foreign currency translation, net	(21.0)	47.2	(31.5)	84.5
Hedge instruments:
Net change on interest rate swap	(16.4)	42.8	(5.3)	(4.6)
Benefit (provision) for income taxes	4.1	(10.7)	1.3	1.1
Hedge instruments, net	(12.3)	32.1	(4.0)	(3.5)
Available-for-sale securities:
Net unrealized gain	—	(0.1)	—	(0.1)
Benefit (provision) for income taxes	—	—	—	—
Available-for-sale securities, net	—	(0.1)	—	(0.1)
Total other comprehensive (loss) income, net of tax	(33.3)	79.2	(35.5)	80.9
Comprehensive income	56.4	136.4	124.2	195.0
Less: comprehensive income attributable to noncontrolling interests	(4.3)	(2.9)	(8.9)	(6.6)
Comprehensive income attributable to TransUnion	$52.1	$133.5	$115.3	$188.4

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$159.7	$114.1
Less: Discontinued operations, net of tax	—	(0.2)
Income from continuing operations	159.7	114.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266.9	259.8
Loss on repayment of loans	2.6	2.1
Deferred taxes	(63.6)	(71.3)
Stock-based compensation	51.8	45.9
Gain on investments	(6.4)	—
Other	25.9	22.8
Changes in assets and liabilities:
Trade accounts receivable	(71.3)	(77.0)
Other current and long-term assets	45.1	(28.8)
Trade accounts payable	53.7	67.3
Other current and long-term liabilities	(115.2)	(42.2)
Cash provided by operating activities of continuing operations	349.2	292.9
Cash used in operating activities of discontinued operations	—	(0.2)
Cash provided by operating activities	349.2	292.7
Cash flows from investing activities:
Capital expenditures	(130.7)	(143.6)
Proceeds from sale/maturities of other investments	—	22.1
Purchases of other investments	—	(32.8)
Investments in nonconsolidated affiliates	(4.4)	(31.9)
Proceeds from the sale of investments in nonconsolidated affiliates	3.8	—
Other	4.8	0.1
Cash used in investing activities	(126.5)	(186.1)
Cash flows from financing activities:
Proceeds from Term Loans	934.9	—
Repayments of Term Loans	(927.9)	—
Repayments of debt	(99.4)	(207.3)
Debt financing fees	(13.5)	—
Proceeds from issuance of common stock and exercise of stock options	12.4	9.8
Dividends to shareholders	(41.4)	(40.9)
Employee taxes paid on restricted stock units recorded as treasury stock	(11.4)	(9.9)
Distributions to noncontrolling interests	(3.8)	(5.9)
Cash used in financing activities	(150.1)	(254.2)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	4.3
Net change in cash and cash equivalents	67.0	(143.3)
Cash and cash equivalents, beginning of period	476.2	585.3
Cash and cash equivalents, end of period	$543.2	$442.0

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4
Net income	—	—	—	—	52.6	—	4.3	56.9
Other comprehensive income (loss)	—	—	—	—	—	2.3	(0.6)	1.7
Stock-based compensation	—	—	20.7	—	—	—	—	20.7
Employee share purchase plan	0.2	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	0.5	—	—	—	—	0.5
Vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(7.6)	—	—	—	(7.6)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, March 31, 2023	193.2	$2.0	$2,322.3	$(292.1)	$2,478.4	$(282.2)	$103.2	$4,331.5
Net income	—	—	—	—	53.9	—	3.3	57.2
Other comprehensive income (loss)	—	—	—	—	—	79.6	(0.4)	79.2
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Stock-based compensation	—	—	23.0	—	—	—	—	23.0
Exercise of stock options	—	—	0.1	—	—	—	—	0.1
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(2.3)	—	—	—	(2.3)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, June 30, 2023	193.3	$2.0	$2,345.3	$(294.4)	$2,511.5	$(202.6)	$100.2	$4,462.0

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	193.8	$2.0	$2,412.9	$(302.9)	$2,157.1	$(260.9)	$97.3	$4,105.5
Net income	—	—	—	—	65.1	—	4.9	70.0
Other comprehensive income (loss)	—	—	—	—	—	(1.9)	(0.3)	(2.2)
Stock-based compensation	—	—	22.9	—	—	—	—	22.9
Employee share purchase plan	0.2	—	14.7	—	—	—	—	14.7
Vesting of restricted stock units and performance stock units	0.4	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(10.6)	—	—	—	(10.6)
Dividends to shareholders	—	—	—	—	(23.1)	—	—	(23.1)
Balance, March 31, 2024	194.3	$2.0	$2,450.5	$(313.5)	$2,199.1	$(262.8)	$101.9	$4,177.2
Net income	—	—	—	—	85.0	—	4.7	89.7
Other comprehensive income (loss)	—	—	—	—	—	(33.0)	(0.3)	(33.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.8)	(3.8)
Stock-based compensation	—	—	26.4	—	—	—	—	26.4
Treasury stock purchased	—	—	—	(0.8)	—	—	—	(0.8)
Dividends to shareholders	—	—	—	—	(18.1)	—	—	(18.1)
Balance, June 30, 2024	194.3	$2.0	$2,476.9	$(314.3)	$2,266.0	$(295.8)	$102.4	$4,237.2

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
During the first quarter of 2024, we reorganized our operations to merge our Consumer Interactive operating segment with our U.S. Markets operating segment. This change aligns with our transformation plan for an integrated U.S. business with increased cross-selling activities and common enabling functions to achieve greater cost efficiencies. In addition, we changed the responsibility for certain international operations previously managed within the U.S. Markets segment to certain regions within the International segment.
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
Revision of Previously Issued Financial Statements
During 2023, the Company identified errors in the classification of certain costs between cost of services and selling, general and administrative in the Consolidated Statements of Operations. The errors resulted in an understatement of cost of services and an overstatement of selling, general and administrative in equal and offsetting amounts to previously issued quarterly and year-to-date financial statements in 2023, with no impact to total operating expenses, operating income or net income, and no impact on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows or the Consolidated Statements of Stockholder’s Equity for any of those periods. The Company concluded that, while the expense classification errors were not material to any of its financial statements taken as a whole, it should revise the Consolidated Statements of Operations for the periods impacted. Accordingly, the Company has revised the previously issued Consolidated Statements of Operations for the three and six months ended June 30, 2023 to correct for the errors as reflected in this Form 10-Q. The Company will also correct previously reported financial information for this error in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Statements of Operations for each affected period is presented in Note 19, “Revision of Previously Issued Financial Statements.”

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
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$16.4	$11.0
Provision for losses on trade accounts receivable	9.3	3.0
Write-offs, net of recovered accounts	(6.6)	(2.0)
Ending balance	$19.1	$12.0
Recently Adopted Accounting Pronouncements
There are no recent accounting pronouncements that have been adopted by TransUnion in the second quarter of 2024.
Recent Accounting Pronouncements Not Yet Adopted
On November 27, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This ASU updates the requirements for segment reporting to include, among other things, disaggregating and quantifying significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the measure of segment profit, describing the nature of amounts not separately disaggregated, allowing for additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources, and extending nearly all annual segment reporting requirements to quarterly reporting requirements. The update is effective for annual periods for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application. While we are assessing the impact this guidance will have on our disclosures, we do not expect to early adopt this guidance.
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

2. Other Current Assets
Other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$150.1	$145.4
Marketable securities (Note 15)	2.6	2.7
Other (Note 17)	69.4	127.8
Total other current assets	$222.1	$275.9
 The decrease in other is primarily due to cash received for indemnification and insurance receivables for certain legal matters.
3. Goodwill
Goodwill is allocated to our reporting units, which are an operating segment or one level below an operating segment. We test goodwill for impairment on an annual basis in the fourth quarter and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value.
As discussed above in Note 1, “Significant Accounting and Reporting Policies,” we reorganized certain operations of our business during the first quarter of 2024, which resulted in changes to the expected cash flows for certain reporting units. As a result, we reallocated all of the goodwill from the Consumer Interactive segment to the U.S. Markets segment and also reallocated a portion of the goodwill from the U.S. Markets segment to certain reporting units in the International segment, including the United Kingdom reporting unit, using the relative fair value allocation approach as reflected in the tables below. We assessed the recoverability of the goodwill of the impacted reporting units before and after the reallocation and concluded there was no impairment to goodwill for any of the reporting units impacted by the reorganization. As of March 31, 2024, the fair value of our United Kingdom reporting unit was marginally greater than its carrying value as a result of the impairment recorded in the three months ended September 30, 2023, and the re-allocation of goodwill from the segment reorganization discussed above.
We believe the assumptions that we used in our impairment assessment for our United Kingdom reporting unit in the first quarter of 2024 are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of our United Kingdom reporting unit. Therefore, future impairments of our United Kingdom reporting unit could be required, which could be material to the consolidated financial statements.
Aside from the segment reorganization in the first quarter of 2024 discussed above, there have been no triggering events during the six months ended June 30, 2024 that have required us to re-evaluate whether any of our reporting units were impaired.
Goodwill allocated to our reportable segments and changes in the carrying amount of goodwill during the six months ended June 30, 2024, consisted of the following:

	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2023	$3,602.8	$894.1	$679.1	$5,176.0
Reallocation of goodwill from segment reorganization	655.6	23.5	(679.1)	—
Foreign exchange rate adjustment	(0.3)	(13.9)	—	(14.2)
Balance, June 30, 2024	$4,258.1	$903.7	$—	$5,161.8
The gross and net goodwill balances at each period were as follows:

	June 30, 2024			December 31, 2023
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S Markets	$4,258.1	$—	$4,258.1	$3,602.8	$—	$3,602.8
International	1,317.7	(414.0)	903.7	1,308.1	(414.0)	894.1
Consumer Interactive	—	—	—	679.1	—	679.1
Total	$5,575.8	$(414.0)	$5,161.8	$5,590.0	$(414.0)	$5,176.0

4. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, at relative fair value if acquired as part of an asset acquisition, or at fair value if acquired as part of a business combination, and amortized over their estimated useful lives. Intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,059.1	$(506.9)	$1,552.2	$2,060.2	$(451.6)	$1,608.6
Internal use software	2,288.7	(1,336.1)	952.6	2,204.5	(1,239.7)	964.8
Database and credit files	1,364.7	(870.9)	493.8	1,372.2	(829.2)	543.0
Trademarks, copyrights and patents	587.6	(196.2)	391.4	587.7	(188.8)	398.9
Noncompete and other agreements	11.7	(10.5)	1.2	10.5	(10.5)	—
Total intangible assets	$6,311.7	$(2,920.5)	$3,391.2	$6,235.1	$(2,719.8)	$3,515.3
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2023	$6,235.1	$(2,719.8)	$3,515.3
Developed internal use software	100.8	—	100.8
Acquired intangible assets	5.5	—	5.5
Amortization	—	(222.0)	(222.0)
Disposals and retirements	(11.0)	10.8	(0.1)
Foreign exchange rate adjustment	(18.8)	10.5	(8.2)
Balance, June 30, 2024	$6,311.7	$(2,920.5)	$3,391.2
All amortizable intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over their estimated useful lives.
5. Other Assets
Other assets consisted of the following:

	June 30, 2024	December 31, 2023
Investments in affiliated companies (Note 6)	$287.0	$291.4
Right-of-use lease assets	97.1	98.9
Interest rate swaps (Notes 10 and 15)	157.0	162.3
Note receivable (Note 15)	84.8	82.0
Other	118.8	104.8
Total other assets	$744.7	$739.4
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
For our Cost Method Investments, we adjust the carrying value for any purchases or sales of our ownership interests, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We record any dividends received from these investments as other income in non-operating income and expense.

We have elected to account for our investment in a limited partnership using the net asset value fair value practical expedient. Gains and losses on this investment are included in other income and expense in the Consolidated Statements of Operations.
Investments in affiliated companies consisted of the following:

	June 30, 2024	December 31, 2023
Cost Method Investments	$238.5	$233.8
Equity method investments	44.7	53.9
Limited partnership investment	3.8	3.7
Total investments in affiliated companies (Note 5)	$287.0	$291.4
These balances are included in other assets in the Consolidated Balance Sheets. The increase in Cost Method Investments includes a $6.4 million gain on a Cost Method Investment in our International segment resulting from an observable price change for a similar investment of the same issuer.
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings from equity method investments (Note 16)	$4.6	$4.9	$9.3	$8.0
Dividends received from equity method investments	15.6	17.2	15.6	17.2
7. Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued payroll and employee benefits	$162.4	$216.2
Accrued legal and regulatory matters (Note 17)	110.3	147.8
Deferred revenue (Note 12)	129.3	125.1
Accrued restructuring (Note 8)	35.1	64.9
Operating lease liabilities	23.4	26.2
Income taxes payable	13.5	10.2
Other	77.5	71.5
Total other current liabilities	$551.6	$661.8
The decrease in accrued payroll and employee benefits is primarily due to bonus, commissions and salaries paid during the first quarter of 2024 that were earned in 2023. The decrease in accrued legal and regulatory was primarily due to payments made for certain legal and regulatory expenses.

8. Restructuring
On November 12, 2023, our Board of Directors (“Board”) approved a transformation plan to optimize our operating model and continue to advance our technology. The transformation plan includes an operating model optimization program that will eliminate certain roles, transition certain job responsibilities to global capability centers, and reduce our facility footprint. The Company expects to record pre-tax expenses associated with the operating model optimization program of approximately $155.0 million from the fourth quarter of 2023 through the end of 2025, consisting of approximately $110.0 million of employee separation expenses and $45.0 million of facility exit expenses, with a majority of the expenses to be incurred by the end of 2024. To date, we have incurred a total of $101.6 million, including $26.3 million recorded in the first six months of 2024.

The following table summarizes the expenses recorded in the three and six months ended June 30, 2024.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Employee separation	$7.9	$24.6
Facility exit[1]	0.2	1.7
Total restructuring expenses	$8.1	$26.3

1 Consists of an impairment of leasehold improvements related to a facility exit.

The following table summarizes the changes in the accrued restructuring reserve during the six months ended June 30, 2024, which are included in other current liabilities on the Consolidated Balance Sheets.

Employee Separation Costs
Balance, December 31, 2023	$64.9
Restructuring expense	24.6
Cash payments	(54.3)
Foreign exchange rate adjustment	(0.1)
Balance, June 30, 2024 (Note 7)	$35.1

All restructuring expenses have been recorded in the Corporate unit, as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.
9. Other Liabilities
Other liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Operating lease liabilities	$85.0	$81.8
Unrecognized tax benefits, net of indirect tax effects (Note 14)	41.4	40.2
Deferred revenue (Note 12)	16.4	15.1
Other	17.0	16.1
Total other liabilities	$159.7	$153.2

10. Debt
Debt outstanding consisted of the following:

	June 30, 2024	December 31, 2023
Senior Secured Term Loan B-5, due in full at maturity (November 15, 2026), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (7.19% at June 30, 2024 and 7.21% at December 31, 2023), net of original issue discount and deferred financing fees of $0.4 million and $1.1 million, respectively, at June 30, 2024, and of $1.9 million and $4.6 million, respectively, at December 31, 2023	$598.0	$2,179.4
Senior Secured Term Loan A-4, payable in quarterly installments through June 24, 2029, with periodic variable interest at Term SOFR plus a credit spread adjustment (until the refinancing on June 24, 2024), or alternate base rate, plus applicable margin (6.84% at June 30, 2024 and 6.96% at December 31, 2023), net of original issue discount and deferred financing fees of $0.4 million and $3.7 million, respectively, at June 30, 2024, and of $0.4 million and $3.4 million, respectively, at December 31, 2023	1,287.8	1,296.1
Senior Secured Term Loan B-8, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (7.09% at June 30, 2024), net of original issue discount and deferred financing fees of $4.4 million and $5.5 million, respectively, at June 30, 2024)	1,490.1	—
Senior Secured Term Loan B-7, payable in quarterly installments through December 1, 2028, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (7.34% at June 30, 2024), net of original issue discount and deferred financing fees of $7.5 million and $17.6 million, respectively, at June 30, 2024	1,865.1	—
Senior Secured Term Loan B-6, refinanced in the three months ended March 31, 2024 with B-7 loans, with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (7.72% at December 31, 2023) and original issue discount and deferred financing fees of $3.5 million and $20.0 million, respectively, at December 31, 2023	—	1,864.8
Finance leases	—	0.1
Senior Secured Revolving Credit Facility	—	—
Total debt	5,241.0	5,340.4
Less short-term debt and current portion of long-term debt	(66.5)	(89.6)
Total long-term debt	$5,174.6	$5,250.8
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-8, Senior Secured Term Loan B-7, Senior Secured Term Loan B-5, Senior Secured Term Loan A-4 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
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
On February 8, 2024, we executed Amendment No. 22 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan B-7 with an aggregate principal amount of $1.9 billion, the proceeds of which were used to repay Senior Secured Term Loan B-6 in full and pay the related financing fees and expenses. In connection with the refinancing, we incurred incremental deferred financing fees of $4.7 million that will be amortized over the new loan term. Senior Secured Term Loan B-7 is a syndicated debt instrument. As a result of the refinancing, we repaid $257.1 million of principal to exiting lenders and to lenders where the refinancing resulted in a reduction in principal and received $264.1 million of proceeds from new lenders and additional principal from existing lenders.
On June 24, 2024, we executed Amendment No. 23 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan B-8 with an aggregate principal amount of $1.5 billion, the proceeds of which were used to repay a portion of Senior Secured Term Loan B-5. The maturity date of the Senior Secured Credit Facility and Senior Secured Term Loan A-4 were also extended from October 27, 2028 to June 24, 2029, subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness, if, on such date, the principal amount of such indebtedness exceeds $250 million, and the credit spread adjustment was removed from the periodic interest rate for both instruments. In connection with the refinancing, we incurred incremental deferred financing fees of $8.7 million that will be amortized over the new loan terms. Senior Secured Term Loan B-8 is a syndicated debt instrument. As a result of the refinancing, we repaid $670.8 million of principal to exiting lenders and to lenders where the refinancing resulted in a reduction in principal and received $670.8 million of proceeds from new lenders and additional principal from existing lenders.
In connection with these refinancings, during the three and six months ended June 30, 2024, we expensed $5.8 million and $8.9 million, respectively, of the unamortized original issue discount, deferred financing fees, and other related fees to other income and expense in the Consolidated Statements of Operations.
During the three months ended June 30, 2024, we prepaid $80.0 million of our Senior Secured Term Loan B-5, funded from cash-on-hand, and expensed $0.2 million of the unamortized original issue discount and deferred financing fees, to other income and expense in the Consolidated Statements of Operations.
During the three and six months ended June 30, 2023, we prepaid $75.0 million and $150.0 million, respectively, of our Senior Secured Term Loan B-6, funded from cash-on-hand. As a result, we expensed $1.0 million and $2.1 million, respectively, of the unamortized original issue discount and deferred financing fees to other income and expense in our Consolidated Statements of Operations.
As of June 30, 2024, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $598.8 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2024, we were in compliance with all debt covenants.
Interest Rate Hedging
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,290.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,560.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,070.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.

The net change in the fair value of our hedging instruments included in our assessment of hedge effectiveness is recorded in other comprehensive income, and is reclassified to interest expense when the corresponding hedged interest affects earnings. The table below summarizes the changes in our hedging instruments and the impact on other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gain / (loss) on fair value of swaps recorded to other comprehensive income, gross	$(16.4)	$42.8	$(5.3)	$(4.6)
Net gain / (loss) on fair value of swaps recorded to other comprehensive income, net of tax	(12.3)	32.1	(4.0)	(3.5)
Gain on swaps reclassified to interest expense, gross	30.8	27.8	61.9	50.4
Gain on swaps reclassified to interest expense, net of tax recorded to income tax expense	23.1	20.8	46.4	37.8
We expect to recognize a gain of approximately $114.6 million as a reduction to interest expense due to our expectation that the variable rate that we receive will exceed the fixed rates of interest over the next twelve months.
Fair Value of Debt
The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments. All fair value amounts in the table below, as of the indicated dates, exclude original issue discounts and deferred fees.

	June 30, 2024	December 31, 2023
Fair value of Senior Secured Term Loan B-5	$599.5	$2,191.5
Fair value of Senior Secured Term Loan A-4	1,283.8	1,291.9
Fair value of Senior Secured Term Loan B-8	1,499.1	—
Fair value of Senior Secured Term Loan B-7	1,892.6	—
Fair value of Senior Secured Term Loan B-6	—	1,895.1
Fair value of Senior Secured Term Loans	$5,275.0	$5,378.5

11. Stockholders’ Equity
Common Stock Dividends
In the first and second quarter of 2024, we paid dividends of $0.105 per share totaling $20.8 million and $20.4 million, respectively. In the first and second quarters of 2023, we paid dividends of $0.105 per share totaling $20.8 million in each quarter. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
For each of the three months ended June 30, 2024 and 2023, less than 0.1 million outstanding employee restricted stock units vested and became taxable to the employees. For each of the six months ended June 30, 2024 and 2023, 0.4 million outstanding employee restricted stock units vested and became taxable to the employees. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement with the Company that is recorded as treasury stock.
Preferred Stock
As of June 30, 2024 and December 31, 2023, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of June 30, 2024 and December 31, 2023.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of June 30, 2024, the aggregate amount of transaction price attributable to future performance obligations for long-term, non-cancelable contracts, excluding variable components, totals approximately $660 million. We expect to recognize approximately 55% of this amount in the twelve months ending June 30, 2025, 30% in the twelve months ending June 30, 2026 and 15% thereafter.
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
As of June 30, 2024 and 2023, there were 0.6 million and 0.3 million anti-dilutive weighted stock-based awards outstanding, respectively. As of June 30, 2024 and 2023, there were approximately 0.2 million and 0.5 million, respectively, contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, because the contingencies had not been met.
Income from continuing operations attributable to TransUnion and basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from continuing operations	$89.7	$57.3	$159.7	$114.3
Less: income from continuing operations attributable to noncontrolling interests	(4.7)	(3.3)	(9.5)	(7.6)
Income from continuing operations attributable to TransUnion	$85.0	$54.1	$150.1	$106.8

Weighted-average shares outstanding:
Basic	194.2	193.2	194.2	192.8
Dilutive impact of stock based awards	1.0	0.8	1.2	1.2
Diluted	195.2	194.0	195.3	194.0

14. Income Taxes
For the three months ended June 30, 2024, we reported an effective tax rate of 25.7%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions, partially offset by benefits from the foreign rate differential and the research and development credit.
For the six months ended June 30, 2024, we reported an effective tax rate of 21.6%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions, partially offset by benefits from the foreign rate differential, the remeasurement of deferred taxes due to changes in state apportionment rates, and the research and development credit.
For the three months ended June 30, 2023, we reported an effective tax rate of 25.2%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to the impact of increases for foreign withholding taxes, uncertain tax positions, and nondeductible expenses primarily in connection with executive compensation limitations, partially offset by benefits from the foreign rate differential and the research and development credit.
For the six months ended June 30, 2023, we reported an effective tax rate of 24.9%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to the impact of increases for foreign withholding taxes, uncertain tax positions, and nondeductible expenses primarily in connection with executive compensation limitations, partially offset by benefits from the foreign rate differential and the research and development credit.
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $46.4 million as of June 30, 2024, and $45.0 million as of December 31, 2023. The amounts that would affect the effective tax rate if recognized were $35.7 million as of June 30, 2024 and $34.5 million as of December 31, 2023. We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $16.5 million as of June 30, 2024 and $14.0 million as of December 31, 2023. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.
15. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2024:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 5 and 10)	$157.0	$—	$157.0	$—
Note receivable (Note 5)	84.8	—	84.8	—
Available-for-sale marketable securities (Note 2)	2.6	—	2.6	—
Total	$244.4	$—	$244.4	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 5 and 10)	$162.3	$—	$162.3	$—
Note receivable (Note 5)	82.0	—	82.0	—
Available-for-sale marketable securities (Note 2)	2.7	—	2.7	—
Total	$247.0	$—	$247.0	$—
Level 2 instruments consist of foreign exchange-traded corporate bonds, interest rate swaps and notes receivable. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 10, “Debt,” there are three tranches of interest rate swaps. In December 2022, we sold the non-core businesses acquired in our acquisition of Verisk Financial Services (“VF”). A portion of the consideration was in the form of a $72.0 million note receivable. The note receivable accrues interest semiannually at a per annum rate of 10.6%; both the principal and accrued interest are payable at maturity. The note matures on June 30, 2025, subject to an option of the note issuer to extend the maturity date for two successive terms of three months each, at an increased rate of interest at each extension, and is classified as long-term until there is certainty regarding the timing of repayment. The note was initially recorded at fair value of $70.3 million using an income approach for fixed income securities, where contractual cash flows were discounted to present value at a risk-adjusted rate of return in a lattice model framework. The fair value of the note is determined each period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk, and issuer-specific credit risk.

16. Reportable Segments
As discussed in Note 1, “Significant Accounting and Reporting Policies,” during the first quarter of 2024, we reorganized our operations into two operating segments, U.S. Markets and International, and the Corporate unit, which provides support services to each of the segments. The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the CODM assesses the Company’s performance. Our CODM uses the profit measure of Adjusted EBITDA, on both a consolidated and a segment basis, to allocate resources and assess performance of our segments. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. Our Board and executive management team also use Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours.
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
•Financial Services: The Financial Services vertical consists of our Consumer Lending, Mortgage, Auto and Card and Banking lines of business. Our Financial Services clients consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification and authentication and debt recovery solutions.
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross Revenue:
U.S. Markets:
Financial Services	$358.7	$323.6	710.4	635.9
Emerging Verticals	308.5	295.6	606.0	580.7
Consumer Interactive	142.1	144.0	281.5	286.3
Total U.S. Markets	$809.3	$763.1	$1,597.8	$1,502.9

International:
Canada	$38.8	$35.3	76.5	67.0
Latin America	34.5	30.2	67.4	59.0
United Kingdom	56.6	54.0	110.8	106.2
Africa	15.8	14.5	30.9	29.1
India	63.5	51.0	134.6	105.6
Asia Pacific	26.2	23.2	51.5	44.8
Total International	$235.4	$208.1	$471.7	$411.8

Total revenue, gross	$1,044.7	$971.3	$2,069.6	$1,914.7

Intersegment revenue eliminations:
U.S. Markets	$(2.4)	$(1.9)	$(4.7)	$(3.6)
International	(1.5)	(1.4)	(3.0)	(2.8)
Total intersegment eliminations	$(3.9)	$(3.3)	$(7.6)	$(6.4)
Total revenue as reported	$1,040.8	$968.0	$2,062.0	$1,908.2

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. Markets Adjusted EBITDA	$315.8	$288.5	600.9	557.2
International Adjusted EBITDA	100.8	86.7	207.6	174.0
Total	$416.5	$375.1	$808.6	$731.2
Adjustments to reconcile to income from continuing operations before income taxes:
Corporate expenses[1]	$(40.0)	$(36.0)	$(73.8)	$(69.8)
Net interest expense	(61.2)	(68.4)	(124.4)	(134.3)
Depreciation and amortization	(132.9)	(130.1)	(266.9)	(259.8)
Stock-based compensation	(27.8)	(24.1)	(51.9)	(46.3)
Operating model optimization program[2]	(14.6)	—	(39.1)	—
Mergers and acquisitions, divestitures and business optimization[3]	(0.7)	(21.5)	(9.8)	(30.4)
Accelerated technology investment[4]	(18.2)	(17.6)	(36.8)	(37.3)
Net other[5]	(5.2)	(4.1)	(11.7)	(8.7)
Net income attributable to non-controlling interests	4.7	3.3	9.5	7.6
Total adjustments	$(295.9)	$(298.5)	$(604.9)	$(579.0)
Income from continuing operations before income taxes	$120.7	$76.6	$203.7	$152.2
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

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. Markets	$—	$1.0	$0.1	$1.1
International	4.5	3.9	9.2	7.0
Total (Note 6)	$4.6	$4.9	$9.3	$8.0
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
As of June 30, 2024 and December 31, 2023, we have accrued $110.3 million and $147.8 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
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
As of June 30, 2024 and December 31, 2023, we have accrued $56.0 million in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we have and will continue to incur increased costs litigating this matter.

In March 2024, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division is considering whether to recommend that the CFPB take legal action against us related to our dispute handling practices and procedures. The NORA letter alleges that Trans Union LLC violated the Fair Credit Reporting Act’s requirements to conduct a reasonable reinvestigation of disputed information and follow reasonable procedures to assure maximum possible accuracy of the information in consumer reports, and the Consumer Financial Protection Act’s prohibition of unfair, deceptive, and abusive acts or practices. On July 12, 2024, the CFPB Enforcement Division advised us that it had obtained authority to pursue an enforcement action against us seeking specific injunctive relief provisions and civil money penalties. We are currently in discussions with the CFPB regarding this matter, including that our ability to make proposed changes to certain dispute handling processes is dependent on the participation of other consumer reporting agencies, data furnishers and industry participants. We cannot provide assurance that the CFPB will not ultimately commence a lawsuit against us in this matter, nor are we able to predict the likely outcome of this matter, which could have a material adverse effect on our results of operations and financial condition. We are not able to reasonably estimate our potential loss or range of loss related to this matter.
Argus Department of Justice Matter
We settled a matter with the civil division of the United States Attorney’s Office for the Eastern District of Virginia. This matter pertained to alleged conduct, related to Argus’s use of certain data it collected under certain government contracts, that commenced before our acquisition of VF, including Argus, in April 2022. Together with Verisk Analytics, Inc. (the “Seller”), we finalized a $37.0 million settlement (the “Settlement”) with the Department of Justice (“DOJ”). Under the stock purchase agreement Trans Union LLC entered into with the Seller pursuant to which we acquired VF, including Argus, the Seller agreed to indemnify us for certain losses with respect to this matter, including all losses directly resulting from any settlement agreement with the DOJ in connection with this matter, including civil money penalties, remediation costs and fees and expenses. During the three months ended March 31, 2024, the Settlement was paid in full to the DOJ and the indemnification receivable was collected.

18. Accumulated Other Comprehensive Loss
The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, as of June 30, 2024 and 2023:

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(383.4)	$122.0	$0.2	$(260.9)
Change	(10.2)	8.3	—	(1.9)
Balance, March 31, 2024	$(393.6)	$130.3	$0.2	$(262.8)
Change	(20.7)	(12.3)	—	(33.0)
Balance, June 30, 2024	$(414.2)	$118.0	$0.2	$(295.8)

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(463.5)	$178.6	$0.2	$(284.5)
Change	37.9	(35.6)	—	2.3
Balance, March 31, 2023	$(425.6)	$143.0	$0.2	$(282.2)
Change	47.6	32.1	(0.1)	79.6
Balance, June 30, 2023	$(378.0)	$175.1	$0.1	$(202.6)

19. Revision of Previously Issued Financial Statements
As discussed in Note 1, “Significant Accounting and Reporting Policies,” the Company identified errors in the classification of certain expenses between cost of services and selling, general and administrative in the Consolidated Statements of Operations. A summary of the corrections to the impacted financial statement line items of the Company’s previously issued Consolidated

Statement of Operations filed in its unaudited Quarterly Reports on Form 10-Q for the period ended June 30,2023 and in Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2023, are as follows:

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
Segments
As discussed in Part 1, Item 1, “Unaudited Consolidated Financial Statements - Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” during the first quarter of 2024, we reorganized our operations to merge our Consumer Interactive operating segment with our U.S. Markets operating segment in the first quarter of 2024. In addition, we changed the responsibility for certain international operations previously managed within the U.S. Markets segment to certain regions within the International segment. We now report two operating segments, U.S. Markets and International, which are consistent with our reportable segments, and reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker (“CODM”) assesses the Company’s performance. The reporting of certain revenue from the acquisition of Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”), which was previously reported within our Financial Services vertical, is now reported in Emerging Verticals in the U.S. Markets operating segment. While this change does not impact our operating segments, it does impact our disaggregated revenue disclosures. See Part I, Item 1 “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 16, “Reportable Segments” for additional information about our operating segments.
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
During the first six months of 2024, the U.S. economy and labor market remained resilient with solid GDP growth, rising but still low unemployment, and rising wages, despite the Federal Reserve maintaining higher interest rates in the face of subsiding inflation. The relative macroeconomic strength of the U.S. was also reflected in broad strength in our emerging markets and improved indicators in the U.K. The U.K. is beginning to show signs of recovery driven by falling inflation and a recovery in economic activity. Additionally, our International segment began to see a slight positive impact from foreign exchange rates. In the U.S., the impact of higher interest rates has slowed demand for consumer loans and auto loans, and has been more pronounced in the housing sector, where higher borrowing rates impact both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. The impact of continued elevated interest rates on slowing aggregate demand is expected to result in a mild increase in unemployment levels over the next year, which is likely to reduce consumer credit activity. At the same time, a slowdown in economic activity and job growth could prompt the Federal Reserve to begin lowering interest rates, which could spur increased demand for rate-sensitive lending products, in particular mortgage loans. Foreign central banks including in Canada and Europe have already begun to lower rates which we expect will increase demand for these rate-sensitive lending products. These dynamics impact the comparability of our results of operations, including our revenue and expense, between the periods presented below.
The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations and financial condition, including the carrying value of our long-lived assets such as goodwill and intangible assets.
Effects of Inflation
We believe that inflation has had and will continue to have a negative impact on our business and results of operations, including decreased demand for our services resulting from the Federal Reserve and other central banks raising rates. While central banks have paused rate increases and current conditions indicate that they may begin to cautiously lower rates from the higher interest rates established to combat inflation, rates that remain higher may result in slowing consumer spending on non-essential goods and services, and consequently lower demand for credit. The impact of elevated but subsiding levels of inflation and the resulting response by the Federal Reserve and other central banks to maintain higher but decreasing interest rates could have a material adverse impact on various aspects of our business in the future.
Developments that Impact Comparability Between Periods
The following developments impact the comparability of our balance sheets, results of operations and cash flows between periods:
On November 12, 2023, our Board of Directors (“Board”) approved a transformation plan to optimize our operating model and continue to advance our technology. We expect to recognize one-time pre-tax expenses associated with this transformation plan of $355.0 to $375.0 million from the fourth quarter of 2023 through the completion of the transformation plan at the end of 2025, with the majority of costs to be incurred by the end of 2024. All pre-tax expenses will be cash expenditures, other than approximately $15.0 million of non-cash, facility exit costs. In addition, we anticipate capital expenditures to increase to approximately 9% of revenue in 2024 and then return to approximately 8% of revenue for 2025 due to investment in our technology infrastructure in connection with this transformation plan. Upon completion of this plan, we expect to generate annual savings of $120.0 to $140.0 million and reduce our capital expenditures from 8% of revenue to 6%, based on 2023 revenue. The following summarizes initiatives under the transformation plan.
•The operating model optimization program will eliminate certain roles, transition certain job responsibilities to our Global Capability Centers, which we expect will improve productivity, reduce costs, fund growth, optimize business processes and reduce our facility footprint. We expect to incur total one-time, pre-tax expenses of $205.0 to $215.0 million, including employee separation expenses of approximately $110.0 million, facility exit expenses of approximately $45.0 million, and business optimization expenses of approximately $55.0 million.
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
For the three months ended June 30, 2024, we incurred total expenses associated with the transformation plan of $14.6 million, comprised of restructuring expenses of $7.9 million for employee separation and $0.2 million for non-cash impairment charges associated with leased facilities, as well as $6.5 million of other business optimization expenses. For the six months ended June 30, 2024, we incurred total expenses associated with the transformation plan of $39.1 million, comprised of restructuring expenses of $24.6 million for employee separation and $1.7 million for non-cash impairment charges associated with leased facilities, as well as $12.8 million of other business optimization expenses. Employee separation costs and non-cash impairment charges are included in restructuring expenses in our Consolidated Statements of Operations. Since the inception of the operating model optimization program, we have incurred cumulative expenses of $116.7 million.
We have accrued liabilities for payment of employee separation costs of $35.1 million and $64.9 million as of June 30, 2024 and December 31, 2023, respectively. See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 8, “Restructuring.”
During the three months ended June 30, 2024, we prepaid $80.0 million of our Senior Secured Term Loan B-5, funded from cash-on-hand. During the three and six months ended June 30, 2023, we prepaid $75.0 million and $150.0 million, respectively, of our Senior Secured Term Loan B-6, funded from cash-on-hand. These transactions affect the comparability of interest expense between 2024 and 2023, as further discussed in “Results of Operations – Non-Operating Income and (Expense) – Interest Expense” below.
On June 24, 2024, we executed Amendment No. 23 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan B-8 with an aggregate principal amount of $1.5 billion, the proceeds of which were used to repay a portion of Senior Secured Term Loan B-5. In connection with this refinancing, we incurred related financing fees and expenses.
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
Cost of Services
Costs of services include data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunications expenses and occupancy costs associated with facilities where these functions are performed.
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

Results of Operations —Three and Six Months Ended June 30, 2024 and 2023
(Tabular amounts in millions, except per share amounts)
For the three and six months ended June 30, 2024 and 2023, our results of operations were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2024 vs. 2023				2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Revenue	$1,040.8	$968.0	$72.8	7.5%	$2,062.0	$1,908.2	$153.8	8.1%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)[1]	406.7	387.0	19.7	5.1%	813.0	767.8	45.2	5.9%
Selling, general and administrative[1]	310.8	292.5	18.3	6.2%	616.4	577.1	39.3	6.8%
Depreciation and amortization	132.9	130.1	2.8	2.1%	266.9	259.8	7.1	2.7%
Restructuring	8.1	—	8.1	nm	26.3	—	26.3	nm
Total operating expenses	858.4	809.6	48.8	6.0%	1,722.4	1,604.7	117.7	7.3%
Operating income	182.4	158.4	24.0	15.2%	339.6	303.6	36.0	11.9%
Non-operating income and (expense)
Interest expense	(67.9)	(72.6)	4.8	(6.6)%	(136.5)	(144.4)	7.9	(5.5)%
Interest income	6.7	4.3	2.4	57.1%	12.1	10.1	2.0	20.2%
Earnings from equity method investments	4.6	4.9	(0.3)	(6.5)%	9.3	8.0	1.3	16.3%
Other income and (expense), net	(5.1)	(18.3)	13.1	(72.0)%	(20.8)	(25.0)	4.3	(17.1)%
Total non-operating income and (expense)	(61.7)	(81.7)	20.0	(24.5)%	(135.9)	(151.4)	15.5	(10.3)%
Income from continuing operations before income taxes	120.7	76.6	44.1	57.5%	203.7	152.2	51.5	33.8%
Provision for income taxes	(31.0)	(19.3)	(11.8)	61.0%	(44.1)	(37.9)	(6.2)	16.4%
Income from continuing operations	89.7	57.3	32.3	56.3%	159.7	114.3	45.3	39.6%
Discontinued operations, net of tax	—	(0.2)	0.2	nm	—	(0.2)	0.2	nm
Net income	89.7	57.2	32.5	56.7%	159.7	114.1	45.5	39.9%
Less: net income attributable to noncontrolling interests	(4.7)	(3.3)	(1.4)	42.7%	(9.5)	(7.6)	(2.0)	25.8%
Net income attributable to TransUnion	$85.0	$53.9	$31.1	57.6%	$150.1	$106.5	$43.6	40.9%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.We revised the Consolidated Statements of Operations for the three and six months ended June 30, 2023, to correct the classification of certain expenses between cost of services and selling, general and administrative. See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies” and Note 19, “Revision of Previously Issued Financial Statements.”
Revenue
For the three months ended June 30, 2024, revenue increased $72.8 million, or 7.5%, compared with the same period in 2023, due to growth in both segments, partially offset by a decrease of 0.1% from the impact of foreign currencies, as further discussed in the Segment Results of Operations section below.
For the six months ended June 30, 2024, revenue increased $153.8 million, or 8.1%, compared with the same period in 2023, due to growth in both segments, including an increase of 0.1% due to the impact of foreign currencies, as further discussed in the Segment Results of Operations section below.

Operating Expenses
Cost of Services
For the three months ended June 30, 2024, cost of services increased $19.7 million compared with the same period in 2023. The increase was due primarily to:
•an increase of approximately $28.0 million in variable and non-variable product costs resulting from the increase in volume in both segments, and an increase in certain product cost pricing primarily in our U.S. Markets segment;
•an increase of approximately $3.0 million from our operating model optimization program in our Corporate unit;
•an increase of approximately $3.0 million in technology costs, including our accelerated technology investment; and
•a negligible increase from the impact of foreign currencies on the expenses of our International operations, partially offset by:
•a net decrease of approximately $12.0 million in labor costs as we realize benefits from our operating model transformation, partially offset by an increase in annual incentive compensation; and
•a decrease of approximately $3.0 million in integration costs of our business acquisitions, an initiative that was completed last year.
For the six months ended June 30, 2024, cost of services, increased $45.2 million compared with the same period in 2023. The increase was due primarily to:
•an increase of approximately $52.0 million in variable and non-variable product costs resulting from the increase in volume in both segments, and an increase in certain product cost pricing primarily in our U.S. Markets segment;
•an increase of approximately $6.0 million from our operating model optimization program in our Corporate unit;
•an increase of approximately $6.0 million in technology costs, including our accelerated technology investment; and
•an increase of approximately $1.0 million from the impact of foreign currencies on the expenses of our International operations, partially offset by:
•a net decrease of approximately $15.0 million in labor costs as we realize benefits from our operating model transformation, partially offset by an increase in annual incentive compensation; and
•a decrease of approximately $6.0 million in integration costs of our business acquisitions, an initiative that was completed last year.
Selling, General and Administrative
For the three months ended June 30, 2024, selling, general and administrative expenses increased $18.3 million compared with the same period in 2023. The increase was primarily due to:
•a net increase of approximately $13.0 million in labor costs, including annual incentive compensation, stock-based incentive compensation and employee benefits;
•an increase of approximately $6.0 million in certain legal and regulatory expenses, primarily in our U.S. Markets segment; and
•an increase of approximately $3.0 million from our operating model optimization program in our Corporate unit, partially offset by:
•a decrease of approximately $2.0 million in integration costs of our business acquisitions, an initiative that was completed last year; and
•a negligible decrease million from the impact of foreign currencies on the expenses of our International operations.
For the six months ended June 30, 2024, selling, general and administrative expenses increased $39.3 million compared with the same period in 2023. The increase was primarily due to:
•a net increase of approximately $21.0 million in labor costs, including annual incentive compensation, stock-based incentive compensation and employee benefits;
•an increase of approximately $18.0 million in certain legal and regulatory expenses, primarily in our U.S. Markets segment;
•an increase of approximately $7.0 million from our operating model optimization program in our Corporate unit; and
•a negligible increase from the impact of foreign currencies on the expenses of our International operations, partially offset by:

•a decrease of approximately $5.0 million in integration costs of our business acquisitions, an initiative that was completed last year.
Depreciation and Amortization
For the three and six months ended June 30, 2024, depreciation and amortization increased $2.8 million and $7.1 million, respectively, compared with the same periods in 2023 primarily due to the increase in capital expenditures related to our accelerated technology investment initiative.
Restructuring
Restructuring expenses relate to our operating model optimization program. For the three and six months ended June 30, 2024, these expenses include approximately $7.9 million and $24.6 million, respectively, related to employee separation, and $0.2 million and $1.7 million, respectively, related to facility exits.
See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 8, “Restructuring,” for additional information.
Non-Operating Income and Expense
Interest expense
For the three and six months ended June 30, 2024, interest expense decreased $4.8 million and $7.9 million compared with the same periods in 2023. This decrease was due to a decrease in outstanding principal balance due to the prepayments made in 2023 and 2024, partially offset by an increase in the average periodic variable interest rate on the unhedged portion of our debt.
Interest income
The change in interest income for the current period compared to the prior period was primarily due to an increase in our average investment balances and an increase in interest rates.
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(1.2)	$(2.4)	$1.2	(50.0)%	$(3.4)	$(3.8)	$0.4	(10.5)%
Debt related expenses	(6.6)	(1.5)	(5.1)	nm	(10.3)	(3.2)	(7.1)	nm
Other income (expense), net	2.7	(14.3)	17.0	nm	(7.1)	(18.0)	10.9	(60.6)%
Total other income and (expense), net	$(5.1)	$(18.3)	$13.2	72.0%	$(20.8)	$(25.0)	$4.2	(16.8)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions.
Debt-related expenses
For the three and six months ended June 30, 2024, debt-related expenses included $6.0 million and $9.1 million, respectively, of unamortized original issue discount, deferred financing fees, and other related fees expensed as a result of our debt prepayments and refinancings, and $0.6 million and $1.1 million respectively, of amortized deferred financing fees. For the three and six months ended June 30, 2023, debt-related expenses included $1.0 million and $2.1 million, respectively, of unamortized original issue discount, deferred financing fees and other related fees expensed as a result of debt prepayments, and $0.5 million and $1.1 million, respectively, of amortized deferred financing expenses.
Other income and (expense), net
For the three months ended June 30, 2024, other income (expense), net consists of $1.3 million of net currency remeasurement gains, a $1.2 million gain related to post-acquisition adjustments from previous acquisitions, and a $0.9 million gain of other miscellaneous non-operating income and expenses, partially offset by a $0.7 million net loss from fair value and impairment adjustment. For the six months ended June 30, 2024, other income (expense), net consists of a $5.7 million loss related to post-acquisition adjustments from previous acquisitions, $1.3 million of net currency remeasurement losses and a $0.8 million net loss from fair value and impairment adjustments, partially offset by a $0.7 million net gain from other miscellaneous non-operating income and expense items.
For the three months ended June 30, 2023, other income (expense) consists of a $11.9 million net loss from fair value and impairment adjustments, $3.0 million of net currency measurement losses, and a $2.5 million loss related to post-acquisition adjustments from previous acquisitions, partially offset by a $3.1 million net gain from other miscellaneous non-operating income and expense items. For the six months ended June 30, 2023, other income (expense) consists of an $11.5 million net loss from fair value and impairment adjustments, $5.7 million of net currency remeasurement losses and a $5.1 million loss related to post-acquisition adjustments from previous acquisitions, partially offset by a $4.3 million net gain from other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended June 30, 2024, we reported an effective tax rate of 25.7%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions, partially offset by benefits from the foreign rate differential and the research and development credit.
For the six months ended June 30, 2024, we reported an effective tax rate of 21.6%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions, partially offset by benefits from the foreign rate differential, the remeasurement of deferred taxes due to changes in state apportionment rates, and the research and development credit.
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
For the three months ended June 30, 2023, we reported an effective tax rate of 25.2%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to the impact of increases for foreign withholding taxes, uncertain tax positions, and nondeductible expenses primarily in connection with executive compensation limitations, partially offset by benefits from the foreign rate differential and the research and development credit.
For the six months ended June 30, 2023, we reported an effective tax rate of 24.9%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to the impact of increases for foreign withholding taxes, uncertain tax positions, and nondeductible expenses primarily in connection with executive compensation limitations, partially offset by benefits from the foreign rate differential and the research and development credit.
Segment Results of Operations—Three and Six Months Ended June 30, 2024 and 2023
Management, including our CODM, evaluates the financial performance of our businesses based on revenue, segment Adjusted EBITDA. As discussed above, we have reorganized our operations and now have two operating segments, U.S. Markets and International. Prior period amounts have been recast to conform to our current operating structure. For the three and six months ended June 30, 2024 and 2023, our segment revenue, segment Adjusted EBITDA and segment Adjusted EBITDA Margin were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2024 vs. 2023				2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$358.7	$323.6	$35.1	10.8%	$710.4	$635.9	$74.5	11.7%
Emerging Verticals	308.5	295.6	12.9	4.4%	606.0	580.7	25.3	4.4%
Consumer Interactive	142.1	144.0	(1.9)	(1.3)%	281.5	286.3	(4.9)	(1.7)%
U.S. Markets gross revenue	$809.3	$763.1	$46.1	6.0%	$1,597.8	$1,502.9	$95.0	6.3%

International:
Canada	$38.8	$35.3	$3.5	10.0%	$76.5	$67.0	$9.5	14.1%
Latin America	34.5	30.2	4.3	14.3%	67.4	59.0	8.4	14.3%
United Kingdom	56.6	54.0	2.6	4.8%	110.8	106.2	4.6	4.4%
Africa	15.8	14.5	1.3	8.8%	30.9	29.1	1.8	6.2%
India	63.5	51.0	12.5	24.6%	134.6	105.6	29.0	27.4%
Asia Pacific	26.2	23.2	3.0	13.1%	51.5	44.8	6.7	14.9%
International gross revenue	$235.4	$208.1	$27.3	13.1%	$471.7	$411.8	$60.0	14.6%

Total gross revenue	$1,044.7	$971.3	$73.4	7.6%	$2,069.6	$1,914.7	$155.0	8.1%
Intersegment revenue eliminations	(3.9)	(3.3)	(0.6)	18.1%	(7.6)	(6.4)	(1.2)	18.9%
Total revenue as reported	$1,040.8	$968.0	$72.8	7.5%	$2,062.0	$1,908.2	$153.8	8.1%

Adjusted EBITDA:
U.S. Markets	$315.8	$288.5	$27.3	9.5%	$600.9	$557.2	$43.7	7.8%
International	100.8	86.7	14.1	16.3%	207.6	174.0	33.6	19.3%

Adjusted EBITDA Margin:
U.S. Markets	39.0%	37.8%		1.2%	37.6%	37.1%		0.5%
International	42.8%	41.6%		1.2%	44.0%	42.3%		1.8%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For the three and six months ended June 30, 2024, U.S. Markets revenue increased $46.1 million, or 6.0%, and $95.0 million, or 6.3%, respectively, compared with the same periods in 2023. An increase in our Financial Services and Emerging Verticals was partially offset by a decrease in Consumer Interactive in both periods.
Financial Services: For the three months ended June 30, 2024, revenue increased $35.1 million, or 10.8%, compared with the same period in 2023. Our Mortgage line of business had most of the growth primarily due to price increases. Our Auto line of business increased primarily due to price increases. Our Card and Banking and our Consumer Lending line of businesses decreased primarily due to a decrease in volume. In addition, all lines of business except Auto had an increase in revenue from batch jobs. For the six months ended June 30, 2024, revenue increased $74.5 million, or 11.7%, compared with the same period in 2023. Our Mortgage line of business had most of the growth primarily due to price increases. Our Auto line of business increased primarily due to price increases and new business wins. Our Consumer Lending and our Card and Banking line of business decreased primarily due to volume decreases. In addition, all lines of business except Auto had an increase in revenue from batch jobs.

Emerging Verticals: For the three and six months ended June 30, 2024, revenue increased $12.9 million, or 4.4%, and $25.3 million, or 4.4%, respectively, compared with the same periods in 2023, primarily due to increases in all markets except Communications and Tenant & Employment, due to a variety of market improvements, new product and other volume increases, and business wins in our markets to varying degrees in both periods, partially offset by a decrease in the Tenant & Employment market due to decreased volumes and price concessions in both periods.
Consumer Interactive: For the three and six months ended June 30, 2024, revenue decreased $1.9 million, or 1.3%, and $4.9 million, or 1.7%, respectively, compared with the same periods in 2023. A decrease in our Direct channel from slowing demand for paid credit products was partially offset by an increase in our Indirect channel driven by breach revenue in both periods.
Adjusted EBITDA
For the three and six months ended June 30, 2024, Adjusted EBITDA increased $27.3 million and $43.7 million, respectively, compared with the same periods in 2023, primarily due to an increase in revenue and a decrease in labor costs from our operating model optimization program, partially offset by higher variable product cost and an increase in litigation expenses in both periods. For the three and six months ended June 30, 2024, Adjusted EBITDA margins increased 1.2% and 0.5%, respectively, compared with the same periods in 2023, primarily due to revenue growth and realization of cost savings from the transformation plan.
International Segment
Revenue
For the three and six months ended June 30, 2024, International revenue increased $27.3 million, or 13.1%, and $60.0 million, or 14.6%, respectively, compared with the same periods in 2023 primarily due to higher local currency revenue in all regions, driven by increased volumes from improving economic conditions and new product initiatives, partially offset by a decrease of 0.6% for the three month period and an increase of 0.3% for the six month period from the impact of foreign currencies.
Canada: For the three and six months ended June 30, 2024, Canada revenue increased $3.5 million, or 10.0%, and $9.5 million , or 14.1%, respectively, compared with the same periods in 2023, primarily due to higher local currency revenue from broad-based volume increases, new business wins, and increased batch and breach services in both periods, partially offset by a decrease of 2.0% and 0.8%, respectively, from the impact of foreign currencies.
Latin America: For the three and six months ended June 30, 2024, Latin America revenue increased $4.3 million, or 14.3%, and $8.4 million, or 14.3%, respectively, compared with the same periods in 2023, primarily due to higher local currency revenue from broad-based growth across several of our markets in both periods, partially offset by the impact of a one-time contract in 2023 and an increase of 1.5% and 4.4%, respectively, from the impact of foreign currencies.
United Kingdom: For the three and six months ended June 30, 2024, United Kingdom revenue increased $2.6 million, or 4.8%, and $4.6 million, or 4.4%, respectively, compared with the same periods in 2023, primarily due to volume and batch increases in both periods, and an increase of 0.8% and 2.4%, respectively, from the impact of foreign currency, partially offset by the impact of a drop in volume for a one-time contract in the prior year for the six-month period.
Africa: For the three and six months ended June 30, 2024, Africa revenue increased $1.3 million, or 8.8%, and $1.8 million, or 6.2%, respectively, compared with the same periods in 2023, primarily due to meaningful new business wins and contract renewals as well as volume growth in emerging countries and emerging verticals in both periods, partially offset by a decrease of 1.2% and 4.8%, respectively, from the impact of foreign currencies.
India: For the three and six months ended June 30, 2024, India revenue increased $12.5 million, or 24.6%, and $29.0 million, or 27.4%, respectively, compared with the same periods in 2023, primarily due to higher local currency revenue from strong, broad-based growth across all aspects of the business, including online, batch, consumer and commercial volumes in both periods, partially offset by a decrease of 1.9% and 1.6%, respectively, from the impact of foreign currencies
Asia Pacific: For the three and six months ended June 30, 2024, Asia Pacific revenue increased $3.0 million, or 13.1%, and $6.7 million, or 14.9%, respectively compared with the same periods in 2023, primarily due to strong growth in the Philippines across key banking clients, along with growth in Hong Kong from our FinTech and other clients in both periods, partially offset by a decrease of 1.0% and 0.7%, respectively, from the impact of foreign currencies.
Adjusted EBITDA
For the three and six months ended June 30, 2024, Adjusted EBITDA increased $14.1 million and $33.6 million, respectively, compared with the same periods in 2023. The increase was primarily due to increased revenue in India and other regions as discussed above in both periods. For the three and six months ended June 30, 2024, Adjusted EBITDA margins increased 1.2%

and 1.8%, respectively, primarily due to higher margin revenue in India and margin improvements in our other larger regions primarily due to revenue growth in both periods.

Non-GAAP measures—Three and Six Months Ended June 30, 2024 and 2023
In addition to the financial measures in conformity with generally accepted accounting principles (“GAAP”) discussed above, Management, including our CODM, evaluates the financial performance of our businesses based on the non-GAAP measures Consolidated Adjusted EBITDA, Consolidated Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted Provision for Income Taxes, Adjusted Effective Tax Rate and Leverage Ratio, as defined below.
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
For the three and six months ended June 30, 2024 and 2023, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2024 vs. 2023				2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Reconciliation of Net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$85.0	$53.9	$31.1	57.6%	$150.1	$106.5	$43.6	40.9%
Discontinued operations, net of tax	—	0.2	(0.2)	nm	—	0.2	(0.2)	nm
Income from continuing operations attributable to TransUnion	$85.0	$54.1	$30.9	57.2%	$150.1	$106.8	$43.4	40.6%
Net interest expense	61.2	68.4	(7.2)	(10.5)%	124.4	134.3	(9.9)	(7.4)%
Provision for income taxes	31.0	19.3	11.8	61.0%	44.1	37.9	6.2	16.4%
Depreciation and amortization	132.9	130.1	2.8	2.1%	266.9	259.8	7.1	2.7%
EBITDA	$310.1	$271.8	$38.2	14.1%	$585.4	$538.8	$46.7	8.7%
Adjustments to EBITDA:
Stock-based compensation	27.8	24.1	3.6	15.1%	51.9	46.3	5.6	12.1%
Mergers and acquisitions, divestitures and business optimization[1]	0.7	21.5	(20.9)	(96.9)%	9.8	30.4	(20.6)	(67.7)%
Accelerated technology investment[2]	18.2	17.6	0.6	3.5%	36.8	37.3	(0.5)	(1.4)%
Operating model optimization program[3]	14.6	—	14.6	nm	39.1	—	39.1	nm
Net other[4]	5.2	4.1	1.1	27.4%	11.7	8.7	3.0	34.4%
Total adjustments to EBITDA	$66.5	$67.3	$(0.8)	(1.2)%	$149.3	$122.7	$26.6	21.7%
Consolidated Adjusted EBITDA	$376.6	$339.1	$37.4	11.0%	$734.7	$661.5	$73.3	11.1%

Net income attributable to TransUnion margin	8.2%	5.6%		2.6%	7.3%	5.6%		1.7%
Consolidated Adjusted EBITDA margin[5]	36.2%	35.0%		1.1%	35.6%	34.7%		1.0%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Transaction and integration costs	$1.2	$7.9	$3.4	$15.2
Fair value and impairment adjustments	0.7	11.9	0.8	11.5
Post-acquisition adjustments	(1.2)	2.5	5.7	5.1
Transition services agreement income	—	(0.7)	—	(1.3)
Total mergers and acquisitions, divestitures and business optimization	$0.7	$21.5	$9.8	$30.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foundational Capabilities	$8.3	$9.5	$15.0	$19.7
Migration Management	8.7	6.9	18.8	14.8
Program Enablement	1.2	1.1	2.9	2.8
Total accelerated technology investment	$18.2	$17.6	$36.8	$37.3
3.Operating model optimization consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee separation	$7.9	$—	$24.6	$—
Facility exit	0.2	—	1.7	—
Business process optimization	6.5	—	12.8	—
Total operating model optimization	$14.6	$—	$39.1	$—
4.Net other consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred loan fee expense from debt prepayments and refinancing	$6.0	$1.0	$9.1	$2.1
Other debt financing expenses	0.6	0.5	1.1	1.1
Currency remeasurement on foreign operations	(1.3)	3.0	1.3	5.7
Other non-operating expense	(0.1)	(0.4)	0.2	(0.2)
Total other adjustments	$5.2	$4.1	$11.7	$8.7
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For the three and six months ended June 30, 2024, Consolidated Adjusted EBITDA increased $37.4 million and $73.3 million, respectively, compared with the same periods in 2023, primarily due to an increase in revenue, partially offset by higher product costs and realization of cost savings from the transformation plan. For the three and six months ended June 30, 2024, Consolidated Adjusted EBITDA margin increased 1.1% and 1.0%, respectively, primarily due to revenue growth and realization of cost savings from the transformation plan.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2024 vs. 2023				2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Reconciliation of Net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$85.0	$53.9	$31.1	57.6%	$150.1	$106.5	$43.6	40.9%
Discontinued operations, net of tax	—	0.2	(0.2)	nm	—	0.2	(0.2)	nm
Income from continuing operations attributable to TransUnion	$85.0	$54.1	$30.9	57.2%	$150.1	$106.8	$43.4	40.6%
Adjustments before income tax items:
Amortization of certain intangible assets[1]	71.3	73.9	(2.6)	(3.6)%	143.3	149.1	(5.8)	(3.9)%
Stock-based compensation	27.8	24.1	3.6	15.1%	51.9	46.3	5.6	12.1%
Mergers and acquisitions, divestitures and business optimization[2]	0.7	21.5	(20.9)	(96.9)%	9.8	30.4	(20.6)	(67.7)%
Accelerated technology investment[3]	18.2	17.6	0.6	3.5%	36.8	37.3	(0.5)	(1.4)%
Operating model optimization program[4]	14.6	—	14.6	nm	39.1	—	39.1	nm
Net other[5]	4.8	4.0	0.8	19.4%	10.7	7.8	3.0	38.1%
Total adjustments before income tax items	$137.4	$141.2	$(3.8)	(2.7)%	$291.6	$270.8	$20.8	7.7%
Total adjustments for income taxes[6]	(29.4)	(28.8)	(0.6)	2.1%	(69.7)	(55.7)	(14.0)	25.2%
Adjusted Net Income	$193.0	$166.5	$26.5	15.9%	$372.0	$321.9	$50.1	15.6%

Weighted-average shares outstanding:
Basic	194.2	193.2	nm	nm	194.2	192.8	nm	nm
Diluted	195.2	194.0	nm	nm	195.3	194.0	nm	nm

Adjusted Earnings per Share:
Basic	$0.99	$0.86	$0.13	15.3%	$1.92	$1.67	$0.25	14.7%
Diluted	$0.99	$0.86	$0.13	15.2%	$1.90	$1.66	$0.24	14.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Diluted earnings per share from Net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Net income attributable to TransUnion	$0.44	$0.28	$0.77	$0.55
Discontinued operations, net of tax	—	—	—	—
Income from continuing operations attributable to TransUnion	$0.44	$0.28	$0.77	$0.55
Adjustments before income tax items:
Amortization of certain intangible assets[1]	0.37	0.38	0.73	0.77
Stock-based compensation	0.14	0.12	0.27	0.24
Mergers and acquisitions, divestitures and business optimization[2]	—	0.11	0.05	0.16
Accelerated technology investment[3]	0.09	0.09	0.19	0.19
Operating model optimization program[4]	0.08	—	0.20	—
Net other[5]	0.02	0.02	0.05	0.04
Total adjustments before income tax items	$0.70	$0.73	$1.49	$1.40
Total adjustments for income taxes[6]	(0.15)	(0.15)	(0.36)	(0.29)
Adjusted Diluted Earnings per Share	$0.99	$0.86	$1.90	$1.66
Each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.

1.Consists of amortization of intangible assets from our 2012 change-in-control transaction and amortization of intangible assets established in business acquisitions after our 2012 change-in-control transaction.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Transaction and integration costs	$1.2	$7.9	$3.4	$15.2
Fair value and impairment adjustments	0.7	11.9	0.8	11.5
Post-acquisition adjustments	(1.2)	2.5	5.7	5.1
Transition services agreement income	—	(0.7)	—	(1.3)
Total mergers and acquisitions, divestitures and business optimization	$0.7	$21.5	$9.8	$30.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foundational Capabilities	$8.3	$9.5	$15.0	$19.7
Migration Management	8.7	6.9	18.8	14.8
Program Enablement	1.2	1.1	2.9	2.8
Total accelerated technology investment	$18.2	$17.6	$36.8	$37.3

4.Operating model optimization consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee separation	$7.9	$—	$24.6	$—
Facility exit	0.2	—	1.7	—
Business process optimization	6.5	—	12.8	—
Total operating model optimization	$14.6	$—	$39.1	$—
5.Net other consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred loan fee expense from debt prepayments and refinancing	$6.0	$1.0	$9.1	$2.1
Currency remeasurement on foreign operations	(1.3)	3.0	1.3	5.7
Other non-operating (income) and expense	0.1	—	0.3	—
Total other adjustments	$4.8	$4.0	$10.7	$7.8
6.Total adjustments for income taxes represents the total of adjustments discussed to calculate the Adjusted Provision for Income Taxes.
Adjusted Net Income
For the three and six months ended June 30, 2024, Adjusted Net Income increased primarily due to an increase in operating income and a decrease in net interest expense, partially offset by an increase in the Adjusted Provision for Income Taxes.
Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from continuing operations before income taxes	$120.7	$76.6	$203.7	$152.2
Total adjustments before income tax items from Adjusted Net Income table above	137.4	141.2	291.6	270.8
Adjusted income from continuing operations before income taxes	$258.1	$217.8	$495.3	$423.0

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	(31.0)	(19.3)	(44.1)	(37.9)
Adjustments for income taxes:
Tax effect of above adjustments	(31.7)	(32.6)	(66.7)	(62.2)
Eliminate impact of excess tax (benefit) expense for stock-based compensation	(0.1)	0.6	0.9	2.1
Other[1]	2.5	3.2	(4.0)	4.4
Total adjustments for income taxes	$(29.4)	$(28.8)	$(69.7)	$(55.7)
Adjusted Provision for Income Taxes	$(60.4)	$(48.1)	$(113.8)	$(93.6)

Effective tax rate	25.7%	25.2%	21.6%	24.9%
Adjusted Effective Tax Rate	23.4%	22.1%	23.0%	22.1%

As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred tax adjustments	$—	$0.4	$(5.2)	$0.8
Valuation allowance adjustments	—	1.3	0.2	1.1
Return to provision, audit adjustments, and reserves related to prior periods	3.3	1.2	2.3	1.2
Other adjustments	(0.8)	0.3	(1.3)	1.3
Total other adjustments	$2.5	$3.2	$(4.0)	$4.4
Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 23.4% and 23.0% for the three and six months ended June 30, 2024, respectively, which is higher than the 21.0% U.S. federal corporate statutory rate, primarily due to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.
We reported an adjusted tax rate of 22.1% for each of the three and six months ended June 30, 2023, which is higher than the 21.0% U.S. federal corporate statutory rate, primarily due to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.

Leverage Ratio

Trailing Twelve Months Ended June 30, 2024
Reconciliation of Net loss attributable to TransUnion to Adjusted EBITDA:
Net loss attributable to TransUnion	$(162.6)
Discontinued operations, net of tax	0.5
Loss from continuing operations attributable to TransUnion	$(162.1)
Net interest expense	257.5
Provision for income taxes	50.9
Depreciation and amortization	531.5
EBITDA	$677.9
Adjustments to EBITDA:
Stock-based compensation	$106.2
Goodwill impairment[1]	414.0
Mergers and acquisitions, divestitures and business optimization[2]	14.0
Accelerated technology investment[3]	70.1
Operating model optimization program[4]	116.7
Net other[5]	18.2
Total adjustments to EBITDA	$739.1
Leverage Ratio Adjusted EBITDA	$1,417.0

Total debt	$5,241.0
Less: Cash and cash equivalents	543.2
Net Debt	$4,697.8

Ratio of Net Debt to Net loss attributable to TransUnion	(28.9)
Leverage Ratio	3.3
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.During the quarter ended September 30, 2023, we recorded a goodwill impairment of $414.0 million related to our United Kingdom reporting unit in our International segment.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

Trailing Twelve Months Ended June 30, 2024
Transaction and integration costs	$19.1
Fair value and impairment adjustments	(6.4)
Post-acquisition adjustments	2.2
Transition services agreement income	(1.2)
Loss on business disposal	0.3
Total mergers and acquisitions, divestitures and business optimization	$14.0
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

Trailing Twelve Months Ended June 30, 2024
Foundational Capabilities	$31.1
Migration Management	33.6
Program Enablement	5.4
Total accelerated technology investment	$70.1
4.Operating model optimization consisted of the following adjustments:

Trailing Twelve Months Ended June 30, 2024
Employee separation	$96.6
Facility exit	5.0
Business process optimization	15.1
Total operating model optimization	$116.7
5.Net other consisted of the following adjustments:

Trailing Twelve Months Ended June 30, 2024
Deferred loan fee expense from debt prepayments and refinancings	$16.3
Other debt financing expenses	2.2
Currency remeasurement on foreign operations	0.4
Other non-operating (income) and expense	(0.6)
Total other adjustments	$18.2

Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with GAAP. The notes to our unaudited consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. See Part II, Item 7, “Application of Critical Accounting Estimates” and Part II, Item 8, Note 1, “Significant Accounting and Reporting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024, for additional information about our critical accounting estimates.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Senior Secured Revolving Line of Credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends, and other general corporate purposes. We believe our cash-on-hand, cash generated from operations and funds available under the Senior Secured Revolving Line of Credit will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends and operating needs for at least the next twelve months. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $543.2 million and $476.2 million at June 30, 2024 and December 31, 2023, respectively, of which $383.8 million and $356.4 million was held outside the United States in each respective period. As of June 30, 2024, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and could have borrowed up to the remaining $598.8 million available.

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
Each year, the Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2023 and therefore no additional payment will be required in 2024. See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt” for additional information about our debt.
In the first two quarters of 2024, we paid dividends of $0.105 per share totaling $41.4 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
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
Sources and Uses of Cash

	Six Months Ended June 30,
	2024	2023	Change
Cash provided by operating activities	$349.2	$292.7	$56.5
Cash used in investing activities	(126.5)	(186.1)	59.6
Cash used in financing activities	(150.1)	(254.2)	104.1
Effect of exchange rate changes on cash and cash equivalents	(5.6)	4.3	(9.9)
Net change in cash and cash equivalents	$67.0	$(143.3)	$210.3
Operating Activities
The increase in cash provided by operating activities was primarily due to improved operating performance, partially offset by employee separation payments made in connection with our operating model optimization program.
Investing Activities
The decrease in cash used in investing activities was primarily due to prior year investments in nonconsolidated affiliates and lower capital expenditures.
Financing Activities
The decrease in cash used in financing activities was primarily due to a decrease in debt prepayments.

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
Cash paid for capital expenditures decreased $12.9 million, from $143.6 million for the six months ended June 30, 2023, to $130.7 million for the six months ended June 30, 2024. Capital expenditures as a percent of revenue represented 6% and 8% for the six months ended June 30, 2024 and 2023, respectively.
Debt
Hedges
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,290.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,560.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,070.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2024, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt.”

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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $600.0 million Senior Secured Revolving Line of Credit. Interest rates on these borrowings are based, at our election, on Term SOFR plus a credit spread adjustment, or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2023, essentially all of our outstanding debt was variable-rate debt. We currently have several interest rate hedge instruments that effectively fix our variable interest rate exposure on approximately 74.2% of our outstanding debt. Based on the amount of unhedged outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future, our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors. A 10% change in the average 1 month Term SOFR rates utilized in the calculation of our actual interest expense during the quarter would have increased our annual interest expense by approximately $7.7 million.
See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt” for additional information about interest rates on our debt.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting discussed below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for December 31, 2023, we have identified the following material weakness, which remains unremediated as of June 30, 2024:
We did not design and maintain effective controls over the classification of certain costs between cost of services and selling, general and administrative in the Consolidated Statements of Operations. This material weakness resulted in an error in the classification of certain costs between cost of services and selling, general and administrative, and the revision of the annual financial statements previously issued for 2022 and 2021 and the unaudited interim financial statements previously issued for the 2023 and 2022 interim periods.
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
ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, and any subsequently filed Quarterly Reports on Form 10-Q, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to April 30	4,250	$77.26	—	$166.5
May 1 to May 31	—	—	—	$166.5
June 1 to June 30	30	75.55	—	$166.5
Total	4,280		—	$166.5
1. Represents shares that were repurchased from employees for withholding taxes on options exercised and restricted stock units vesting pursuant to the terms of the Company’s equity compensation plans and net settled.
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

ITEM 5. OTHER INFORMATION
On May 1, 2024, Jennifer A. Williams, Senior Vice President, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement (“10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,927 shares of the Company’s common stock until April 30, 2025. On May 30, 2024, Timothy J. Martin, Executive Vice President, Chief Global Solutions Officer, adopted a 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 7,500 shares of the Company’s common stock until February 21, 2025. On June 13, 2024, Venkat Achanta, Executive Vice President, Chief Technology, Data & Analytics Officer, adopted a 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 53,218 shares of the Company’s common stock until September 30, 2025.
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fifth Amended and Restated Bylaws of TransUnion amended as of February 21, 2024 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed February 27, 2024).

10.1†	TransUnion Second Amended and Restated 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed May 7, 2024).

10.2†	Amendment to TransUnion 2015 Employee Stock Purchase Plan, As Amended and Restated (Incorporated by reference to Exhibit 10.2 to TransUnion’s Current Report on Form 8-K filed May 7, 2024).

10.3**
Amendment No. 23 to the Credit Agreement, dated as of June 24, 2024, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Securities, LLC, Canadian Imperial Bank of Commerce, New York Branch, Citibank, N.A., Commercial Bank of China Limited, New York Branch, Lloyds Bank PLC, PNC Bank, National Association and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto.

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.
† Identifies management contracts and compensatory plans or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

July 25, 2024	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

July 25, 2024	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)