Form 10-Q
period 2024-09-30
TransUnion
filed 2024-10-23
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of September 30, 2024, there were 194.9 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$643.2	$476.2
Trade accounts receivable, net of allowance of $18.2 and $16.4	798.4	723.0
Other current assets	228.2	275.9
Total current assets	1,669.8	1,475.1
Property, plant and equipment, net of accumulated depreciation and amortization of $858.3 and $804.4	181.5	199.3
Goodwill	5,184.5	5,176.0
Other intangibles, net of accumulated amortization of $3,055.8 and $2,719.8	3,356.9	3,515.3
Other assets	661.1	739.4
Total assets	$11,053.8	$11,105.1
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$319.4	$251.3
Short-term debt and current portion of long-term debt	66.5	89.6
Other current liabilities	609.8	661.8
Total current liabilities	995.7	1,002.7
Long-term debt	5,134.9	5,250.8
Deferred taxes	481.8	592.9
Other liabilities	120.2	153.2
Total liabilities	6,732.6	6,999.6
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2024 and December 31, 2023, 201.4 million and 200.0 million shares issued at September 30, 2024 and December 31, 2023, respectively, and 194.9 million and 193.8 million shares outstanding as of September 30, 2024 and December 31, 2023, respectively	2.0	2.0
Additional paid-in capital	2,524.3	2,412.9
Treasury stock at cost, 6.6 million and 6.2 million shares at September 30, 2024 and December 31, 2023, respectively	(333.0)	(302.9)
Retained earnings	2,312.6	2,157.1
Accumulated other comprehensive loss	(289.5)	(260.9)
Total TransUnion stockholders’ equity	4,216.4	4,008.2
Noncontrolling interests	104.8	97.3
Total stockholders’ equity	4,321.2	4,105.5
Total liabilities and stockholders’ equity	$11,053.8	$11,105.1

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,085.0	$968.7	$3,147.0	$2,876.9
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	448.7	368.8	1,261.7	1,136.8
Selling, general and administrative	305.7	290.8	922.1	867.7
Depreciation and amortization	133.6	131.3	400.5	391.1
Goodwill impairment	—	414.0	—	414.0
Restructuring	40.5	—	66.8	—
Total operating expenses	928.6	1,205.0	2,651.0	2,809.6
Operating income (loss)	156.4	(236.3)	495.9	67.3
Non-operating income and (expense)
Interest expense	(66.6)	(72.7)	(203.2)	(217.2)
Interest income	7.8	5.0	19.9	15.1
Earnings from equity method investments	4.7	3.7	14.0	11.7
Other (expense) and income, net	(5.4)	8.7	(26.2)	(16.3)
Total non-operating income and (expense)	(59.6)	(55.4)	(195.4)	(206.8)
Income (loss) from continuing operations before income taxes	96.8	(291.7)	300.5	(139.5)
Provision for income taxes	(24.9)	(22.2)	(68.9)	(60.1)
Income (loss) from continuing operations	71.9	(313.9)	231.6	(199.6)
Discontinued operations, net of tax	—	(0.5)	—	(0.7)
Net income (loss)	71.9	(314.4)	231.6	(200.3)
Less: net income attributable to the noncontrolling interests	(3.9)	(4.3)	(13.4)	(11.9)
Net income (loss) attributable to TransUnion	$68.0	$(318.8)	$218.2	$(212.2)

Basic earnings (loss) per common share from:
Income (loss) from continuing operations attributable to TransUnion	$0.35	$(1.65)	$1.12	$(1.09)
Discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to TransUnion	$0.35	$(1.65)	$1.12	$(1.10)
Diluted earnings (loss) per common share from:
Income (loss) from continuing operations attributable to TransUnion	$0.35	$(1.65)	$1.11	$(1.09)
Discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to TransUnion	$0.35	$(1.65)	$1.11	$(1.10)
Weighted-average shares outstanding:
Basic	194.6	193.4	194.3	193.3
Diluted	197.0	193.4	196.3	193.3

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$71.9	$(314.4)	$231.6	$(200.3)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	51.6	(49.0)	20.1	37.0
Benefit (provision) for income taxes	1.7	(0.6)	1.7	(2.0)
Foreign currency translation, net	53.3	(49.6)	21.8	35.0
Hedge instruments:
Net change on interest rate swap	(63.6)	2.0	(68.9)	(2.7)
Benefit (provision) for income taxes	15.9	(0.5)	17.2	0.7
Hedge instruments, net	(47.7)	1.5	(51.7)	(2.0)
Available-for-sale securities:
Net unrealized gain (loss)	0.1	—	0.1	(0.1)
Benefit (provision) for income taxes	—	—	—	—
Available-for-sale securities, net	0.1	—	0.1	(0.1)
Total other comprehensive income (loss), net of tax	5.7	(48.2)	(29.8)	32.8
Comprehensive income (loss)	77.6	(362.6)	201.8	(167.5)
Less: comprehensive income attributable to noncontrolling interests	(3.3)	(3.9)	(12.2)	(10.6)
Comprehensive income (loss) attributable to TransUnion	$74.3	$(366.5)	$189.6	$(178.1)

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$231.6	$(200.3)
Less: Discontinued operations, net of tax	—	0.7
Income (loss) from continuing operations	231.6	(199.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	400.5	391.1
Goodwill impairment	—	414.0
Loss on repayment of loans	2.6	3.0
Deferred taxes	(94.1)	(101.3)
Stock-based compensation	85.6	72.9
Loss on early termination of lease	40.5	—
Other	17.9	13.1
Changes in assets and liabilities:
Trade accounts receivable	(88.9)	(104.2)
Other current and long-term assets	31.4	(42.4)
Trade accounts payable	44.2	16.9
Other current and long-term liabilities	(92.8)	(19.7)
Cash provided by operating activities of continuing operations	578.5	443.8
Cash used in operating activities of discontinued operations	—	(0.2)
Cash provided by operating activities	578.5	443.6
Cash flows from investing activities:
Capital expenditures	(198.7)	(213.2)
Proceeds from sale/maturities of other investments	—	63.9
Purchases of other investments	—	(43.7)
Investments in nonconsolidated affiliates	(5.9)	(36.9)
Proceeds from the sale of investments in nonconsolidated affiliates	3.8	—
Payment related to disposal of discontinued operations	—	(0.5)
Other	5.7	(0.1)
Cash used in investing activities	(195.1)	(230.5)
Cash flows from financing activities:
Proceeds from term loans	934.9	—
Repayments of term loans	(927.9)	—
Repayments of debt	(141.0)	(310.9)
Debt financing fees	(13.5)	—
Proceeds from issuance of common stock and exercise of stock options	24.5	23.1
Dividends to shareholders	(61.7)	(61.4)
Employee taxes paid on restricted stock units recorded as treasury stock	(30.1)	(17.6)
Distributions to noncontrolling interests	(4.7)	(8.5)
Cash used in financing activities	(219.5)	(375.3)
Effect of exchange rate changes on cash and cash equivalents	3.1	(2.2)
Net change in cash and cash equivalents	167.0	(164.4)
Cash and cash equivalents, beginning of period	476.2	585.3
Cash and cash equivalents, end of period	$643.2	$420.9

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4
Net income	—	—	—	—	52.6	—	4.3	56.9
Other comprehensive income	—	—	—	—	—	2.3	(0.6)	1.7
Stock-based compensation	—	—	20.7	—	—	—	—	20.7
Employee share purchase plan	0.2	—	10.7	—	—	—	—	10.7
Exercise of stock options	0.1	—	0.5	—	—	—	—	0.5
Vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(7.6)	—	—	—	(7.6)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, March 31, 2023	193.2	$2.0	$2,322.3	$(292.1)	$2,478.4	$(282.2)	$103.2	$4,331.5
Net income	—	—	—	—	53.9	—	3.3	57.2
Other comprehensive income	—	—	—	—	—	79.6	(0.4)	79.2
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Stock-based compensation	—	—	23.0	—	—	—	—	23.0
Exercise of stock options	—	—	0.1	—	—	—	—	0.1
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(2.3)	—	—	—	(2.3)
Dividends to shareholders	—	—	—	—	(20.8)	—	—	(20.8)
Balance, June 30, 2023	193.3	$2.0	$2,345.3	$(294.4)	$2,511.5	$(202.6)	$100.2	$4,462.0
Net loss	—	—	—	—	(318.8)	—	4.3	(314.4)
Other comprehensive loss	—	—	—	—	—	(47.8)	(0.4)	(48.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)
Stock-based compensation	—	—	25.5	—	—	—	—	25.5
Employee share purchase plan	0.2	—	15.8	—	—	—	—	15.8
Vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(7.8)	—	—	—	(7.8)
Dividends to shareholders	—	—	—	—	(20.5)	—	—	(20.5)
Balance, September 30, 2023	193.7	$2.0	$2,386.6	$(302.2)	$2,172.3	$(250.4)	$101.6	$4,109.9

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	193.8	$2.0	$2,412.9	$(302.9)	$2,157.1	$(260.9)	$97.3	$4,105.5
Net income	—	—	—	—	65.1	—	4.9	70.0
Other comprehensive loss	—	—	—	—	—	(1.9)	(0.3)	(2.2)
Stock-based compensation	—	—	22.9	—	—	—	—	22.9
Employee share purchase plan	0.2	—	14.7	—	—	—	—	14.7
Vesting of restricted stock units and performance stock units	0.4	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(10.6)	—	—	—	(10.6)
Dividends to shareholders	—	—	—	—	(23.1)	—	—	(23.1)
Balance, March 31, 2024	194.3	$2.0	$2,450.5	$(313.5)	$2,199.1	$(262.8)	$101.9	$4,177.2
Net income	—	—	—	—	85.0	—	4.7	89.7
Other comprehensive loss	—	—	—	—	—	(33.0)	(0.3)	(33.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.8)	(3.8)
Stock-based compensation	—	—	26.4	—	—	—	—	26.4
Treasury stock purchased	—	—	—	(0.8)	—	—	—	(0.8)
Dividends to shareholders	—	—	—	—	(18.1)	—	—	(18.1)
Balance, June 30, 2024	194.3	$2.0	$2,476.9	$(314.3)	$2,266.0	$(295.8)	$102.4	$4,237.2
Net income	—	—	—	—	68.0	—	3.9	71.9
Other comprehensive income	—	—	—	—	—	6.3	(0.6)	5.7
Distributions to noncontrolling interests	—	—	—	—	—	.	(0.9)	(0.9)
Stock-based compensation	—	—	32.7	—	—	—	—	32.7
Employee share purchase plan	0.2	—	14.4	—	—	—	—	14.4
Exercise of stock options	—	—	0.3	—	—	—	—	0.3
Vesting of restricted stock units and performance stock units	0.6	—	—	—	—	—	—	—
Treasury stock purchased	(0.2)	—	—	(18.7)	—	—	—	(18.7)
Dividends to shareholders	—	—	—	—	(21.4)	—	—	(21.4)
Balance, September 30, 2024	194.9	$2.0	$2,524.3	$(333.0)	$2,312.6	$(289.5)	$104.8	$4,321.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)
1. Significant Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. All intercompany transactions and balances have been eliminated. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables. The interim results presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The Company’s Consolidated Balance Sheet data for the year ended December 31, 2023 was derived from audited financial statements. Therefore, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024.
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
We have recast our historical financial information presented in this Quarterly Report on Form 10-Q to reflect these changes and conform to our current operating structure.
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
Revision of Previously Issued Financial Statements
During 2023, the Company identified errors in the classification of certain costs between cost of services and selling, general and administrative in the Consolidated Statements of Operations. The errors resulted in an understatement of cost of services and an overstatement of selling, general and administrative in equal and offsetting amounts to previously issued quarterly and year-to-date financial statements in 2023, with no impact to total operating expenses, operating income or net income, and no impact on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows or the Consolidated Statements of Stockholder’s Equity for any of those periods. The Company concluded that, while the expense classification errors were not material to any of its financial statements taken as a whole, it should revise the Consolidated Statements of Operations for the periods impacted. Accordingly, the Company has revised the previously issued Consolidated Statements of Operations for the three and nine months ended September 30, 2023 to correct for the errors as reflected in this Form 10-Q. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Statements of Operations for each affected period is presented in Note 19, “Revision of Previously Issued Financial Statements.”

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
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$16.4	$11.0
Provision for losses on trade accounts receivable	11.6	4.5
Write-offs, net of recovered accounts	(9.8)	(0.4)
Ending balance	$18.2	$15.1
Recently Adopted Accounting Pronouncements
There are no recent accounting pronouncements that have been adopted by TransUnion in the third quarter of 2024.
Recent Accounting Pronouncements Not Yet Adopted
On November 27, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This ASU updates the requirements for segment reporting to include, among other things, disaggregating and quantifying significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the measure of segment profit, describing the nature of amounts not separately disaggregated, allowing for additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources, and extending nearly all annual segment reporting requirements to quarterly reporting requirements. The update is effective for annual periods for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements other than expanded footnote disclosure.
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

2. Other Current Assets
Other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$134.9	$145.4
Marketable securities (Note 15)	2.8	2.7
Other (Note 17)	90.6	127.8
Total other current assets	$228.2	$275.9
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
Aside from the segment reorganization in the first quarter of 2024 discussed above, there have been no triggering events during the nine months ended September 30, 2024 that have required us to re-evaluate whether any of our reporting units were impaired.
Goodwill allocated to our reportable segments and changes in the carrying amount of goodwill during the nine months ended September 30, 2024, consisted of the following:

	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2023	$3,602.8	$894.1	$679.1	$5,176.0
Reallocation of goodwill from segment reorganization	655.6	23.5	(679.1)	—
Foreign exchange rate adjustment	0.3	8.2	—	8.5
Balance, September 30, 2024	$4,258.7	$925.8	$—	$5,184.5
The gross and net goodwill balances at each period were as follows:

	September 30, 2024			December 31, 2023
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S Markets	$4,258.7	$—	$4,258.7	$3,602.8	$—	$3,602.8
International	1,339.8	(414.0)	925.8	1,308.1	(414.0)	894.1
Consumer Interactive	—	—	—	679.1	—	679.1
Total	$5,598.5	$(414.0)	$5,184.5	$5,590.0	$(414.0)	$5,176.0

4. Intangible Assets
Intangible assets are initially recorded at their acquisition cost, at relative fair value if acquired as part of an asset acquisition, or at fair value if acquired as part of a business combination, and amortized over their estimated useful lives. Intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,068.6	$(539.8)	$1,528.8	$2,060.2	$(451.6)	$1,608.6
Internal use software	2,349.0	(1,398.1)	951.0	2,204.5	(1,239.7)	964.8
Database and credit files	1,395.7	(907.4)	488.3	1,372.2	(829.2)	543.0
Trademarks, copyrights and patents	587.6	(200.0)	387.7	587.7	(188.8)	398.9
Noncompete and other agreements	11.7	(10.5)	1.2	10.5	(10.5)	—
Total intangible assets	$6,412.7	$(3,055.8)	$3,356.9	$6,235.1	$(2,719.8)	$3,515.3
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2023	$6,235.1	$(2,719.8)	$3,515.3
Developed internal use software	151.7	—	151.7
Acquired intangible assets	5.5	—	5.5
Amortization	—	(334.4)	(334.4)
Disposals and retirements	(13.8)	13.5	(0.3)
Foreign exchange rate adjustment	34.2	(15.1)	19.1
Balance, September 30, 2024	$6,412.7	$(3,055.8)	$3,356.9
All amortizable intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit, over their estimated useful lives.
5. Other Assets
Other assets consisted of the following:

	September 30, 2024	December 31, 2023
Investments in affiliated companies (Note 6)	$292.3	$291.4
Right-of-use lease assets (Note 8)	57.5	98.9
Interest rate swaps (Notes 10 and 15)	93.4	162.3
Note receivable (Note 15)	87.8	82.0
Other	130.1	104.8
Total other assets	$661.1	$739.4
Right-of-use lease assets decreased as a result of a lease termination during the three months ended September 30, 2024, see further discussion in Note 8, “Restructuring.”
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
Investments in affiliated companies consisted of the following:

	September 30, 2024	December 31, 2023
Cost Method Investments	$241.8	$233.8
Equity method investments	46.8	53.9
Limited partnership investment	3.7	3.7
Total investments in affiliated companies (Note 5)	$292.3	$291.4
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
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings from equity method investments (Note 16)	$4.7	$3.7	$14.0	$11.7
Dividends received from equity method investments	—	—	15.6	17.2
7. Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued payroll and employee benefits	$212.8	$216.2
Accrued legal and regulatory matters (Note 17)	110.5	147.8
Deferred revenue (Note 12)	134.3	125.1
Accrued restructuring (Note 8)	23.0	64.9
Operating lease liabilities (Note 8)	23.2	26.2
Income taxes payable	19.4	10.2
Other	86.6	71.5
Total other current liabilities	$609.8	$661.8

8. Restructuring
On November 12, 2023, our Board of Directors (“Board”) approved a transformation plan to optimize our operating model and continue to advance our technology. The transformation plan includes an operating model optimization program that will eliminate certain roles, transition certain job responsibilities to global capability centers, and reduce our facility footprint. The Company expects to record pre-tax expenses associated with the operating model optimization program of approximately $155.0 million from the fourth quarter of 2023 through the end of 2025, consisting of approximately $110.0 million of employee separation expenses and $45.0 million of facility exit expenses, with a majority of the expenses to be incurred by the end of 2024. To date, we have incurred a total of $142.1 million, including $66.8 million recorded in the first nine months of 2024.
In July 2024, as part of the transformation plan, the Company entered into an agreement to terminate a facility lease with an effective date of July 31, 2024. The Company accounted for the agreement as a modification to the existing lease. The termination of the lease resulted in the payment of a $30.0 million early termination penalty during the three months ended September 30, 2024. The Company recognized a loss on early termination of the lease of $40.5 million, which includes expense of $12.4 million principally associated with leasehold improvements in connection with terminating the lease.

The following table summarizes the expenses recorded in the three and nine months ended September 30, 2024.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Employee separation	$—	$24.7
Facility exit	40.5	42.1
Total restructuring expenses	$40.5	$66.8

The following table summarizes the changes in accrued restructuring during the nine months ended September 30, 2024, which are included in other current liabilities on the Consolidated Balance Sheets.

Employee Separation Costs
Balance, December 31, 2023	$64.9
Restructuring expense	24.7
Cash payments	(66.5)
Foreign exchange rate adjustment	(0.1)
Balance, September 30, 2024 (Note 7)	$23.0

All restructuring expenses have been recorded in the Corporate unit, as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.
9. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Operating lease liabilities (Note 8)	$43.0	$81.8
Unrecognized tax benefits, net of indirect tax effects (Note 14)	43.2	40.2
Deferred revenue (Note 12)	16.2	15.1
Other	17.8	16.1
Total other liabilities	$120.2	$153.2
Operating lease liabilities decreased as a result of a lease termination during the nine months ended September 30, 2024, see further discussion in Note 8, “Restructuring.”

10. Debt
Debt outstanding consisted of the following:

	September 30, 2024	December 31, 2023
Senior Secured Term Loan B-5, due in full at maturity (November 15, 2026), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (6.70% at September 30, 2024 and 7.21% at December 31, 2023), net of original issue discount and deferred financing fees of $0.3 million and $1.0 million, respectively, at September 30, 2024, and of $1.9 million and $4.6 million, respectively, at December 31, 2023	$573.2	$2,179.4
Senior Secured Term Loan A-4, payable in quarterly installments through June 24, 2029, with periodic variable interest at Term SOFR plus a credit spread adjustment (until the refinancing on June 24, 2024), or alternate base rate, plus applicable margin (6.35% at September 30, 2024 and 6.96% at December 31, 2023), net of original issue discount and deferred financing fees of $0.4 million and $3.5 million, respectively, at September 30, 2024, and of $0.4 million and $3.4 million, respectively, at December 31, 2023	1,279.9	1,296.1
Senior Secured Term Loan B-8, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (6.60% at September 30, 2024), net of original issue discount and deferred financing fees of $4.2 million and $5.4 million, respectively, at September 30, 2024	1,486.6	—
Senior Secured Term Loan B-7, payable in quarterly installments through December 1, 2028, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (6.85% at September 30, 2024), net of original issue discount and deferred financing fees of $7.1 million and $16.7 million, respectively, at September 30, 2024	1,861.7	—
Senior Secured Term Loan B-6, refinanced with B-7 loans, with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (7.72% at December 31, 2023) and original issue discount and deferred financing fees of $3.5 million and $20.0 million, respectively, at December 31, 2023	—	1,864.8
Finance leases	—	0.1
Senior Secured Revolving Credit Facility	—	—
Total debt	5,201.4	5,340.4
Less short-term debt and current portion of long-term debt	(66.5)	(89.6)
Total long-term debt	$5,134.9	$5,250.8
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
In connection with these refinancings, during the nine months ended September 30, 2024, we expensed $8.9 million of the unamortized original issue discount, deferred financing fees, and other related fees to other income and expense in the Consolidated Statements of Operations.
During the three and nine months ended September 30, 2024, we prepaid $25.0 million and $105.0 million, respectively, of our Senior Secured Term Loan B-5, funded from cash-on-hand, and expensed $0.1 million and $0.3 million, respectively, of the unamortized original issue discount and deferred financing fees, to other income and expense in the Consolidated Statements of Operations.
During the three and nine months ended September 30, 2023, we prepaid $75.0 million and $225.0 million, respectively, of our Senior Secured Term Loan B-6, funded from cash-on-hand. As a result, we expensed $1.0 million and $3.1 million, respectively, of the unamortized original issue discount and deferred financing fees to other income and expense in our Consolidated Statements of Operations.
As of September 30, 2024, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $598.8 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2024, we were in compliance with all debt covenants.
Interest Rate Hedging
In September 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commence on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $400.0 million that amortizes each quarter beginning in the first quarter 2025. The swaps require us to pay fixed rates varying between 3.0650% and 3.1495% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,285.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,556.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.

On March 10, 2020, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2022, and expire on June 30, 2025, with a current aggregate notional amount of $1,065.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
The net change in the fair value of our hedging instruments included in our assessment of hedge effectiveness is recorded in other comprehensive income, and is reclassified to interest expense when the corresponding hedged interest affects earnings. The table below summarizes the changes in our hedging instruments and the impact on other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gain / (loss) on fair value of swaps recorded to other comprehensive income, gross	$(63.6)	$2.0	$(68.9)	$(2.7)
Net gain / (loss) on fair value of swaps recorded to other comprehensive income, net of tax	(47.7)	1.5	(51.7)	(2.0)
Gain on swaps reclassified to interest expense, gross	30.9	30.8	92.8	81.1
Gain on swaps reclassified to interest expense, net of tax recorded to income tax expense	23.2	23.1	69.6	60.9
We expect to recognize a gain of approximately $77.2 million as a reduction to interest expense due to our expectation that the variable rate that we receive will exceed the fixed rates of interest over the next twelve months.
Fair Value of Debt
The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments. All fair value amounts in the table below, as of the indicated dates, exclude original issue discounts and deferred fees.

	September 30, 2024	December 31, 2023
Fair value of Senior Secured Term Loan B-5	$568.0	$2,191.5
Fair value of Senior Secured Term Loan A-4	1,262.9	1,291.9
Fair value of Senior Secured Term Loan B-8	1,495.3	—
Fair value of Senior Secured Term Loan B-7	1,886.7	—
Fair value of Senior Secured Term Loan B-6	—	1,895.1
Fair value of Senior Secured Term Loans	$5,212.9	$5,378.5

11. Stockholders’ Equity
Common Stock Dividends
In the first, second and third quarter of 2024, we paid dividends of $0.105 per share totaling $20.8 million, $20.4 million and $20.9 million, respectively. In the first, second and third quarters of 2023, we paid dividends of $0.105 per share totaling $20.8 million, $20.8 million, and $20.5 million, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.
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
For the three months ended September 30, 2024 and 2023, 0.6 million and 0.3 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. For the nine months ended September 30, 2024 and 2023, 1.0 million and 0.7 million outstanding employee restricted stock units vested and became taxable to the employees, respectively. Employees satisfy their payroll tax withholding obligations in a net share settlement arrangement with the Company that is recorded as treasury stock.
Preferred Stock
As of September 30, 2024 and December 31, 2023, we had 100.0 million shares of preferred stock authorized, and no preferred stock issued or outstanding.
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
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of September 30, 2024 and December 31, 2023.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of September 30, 2024, the aggregate amount of transaction price attributable to future performance obligations for long-term, non-cancelable contracts, excluding variable components, totals approximately $670 million. We expect to recognize approximately 55% of this amount in the twelve months ending September 30, 2025, 30% in the twelve months ending September 30, 2026 and 15% thereafter.
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
As of September 30, 2024 and 2023, there were less than 0.1 million and 1.3 million anti-dilutive weighted stock-based awards outstanding, respectively. As of September 30, 2024 and 2023, there were approximately 0.2 million and 0.5 million, respectively, contingently-issuable performance-based stock awards outstanding that were excluded from the diluted earnings per share calculation, because the contingencies had not been met.
Income from continuing operations attributable to TransUnion and basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from continuing operations	$71.9	$(313.9)	$231.6	$(199.6)
Less: income from continuing operations attributable to noncontrolling interests	(3.9)	(4.3)	(13.4)	(11.9)
Income (loss) from continuing operations attributable to TransUnion	$68.0	$(318.3)	$218.2	$(211.5)

Weighted-average shares outstanding:
Basic	194.6	193.4	194.3	193.3
Dilutive impact of stock based awards	2.4	—	2.0	—
Diluted	197.0	193.4	196.3	193.3

14. Income Taxes
For the three months ended September 30, 2024, we reported an effective tax rate of 25.7%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to foreign withholding taxes, jurisdictional mix of income, and uncertain tax positions, partially offset by benefits from the research and development credit.
For the nine months ended September 30, 2024, we reported an effective tax rate of 22.9%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions, partially offset by benefits from the research and development credit and the remeasurement of deferred taxes due to changes in state apportionment rates.
For the three and nine months ended September 30, 2023, we reported an effective tax rate of (7.6)% and (43.1)%, respectively, which was lower than the 21.0% U.S. federal corporate statutory rate primarily due to the impact of non-deductible goodwill impairment.
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $48.5 million as of September 30, 2024, and $45.0 million as of December 31, 2023. The amounts that would affect the effective tax rate if recognized were $37.5 million as of September 30, 2024 and $34.5 million as of December 31, 2023. We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $17.9 million as of September 30, 2024 and $14.0 million as of December 31, 2023. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2009 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.
15. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2024:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 5 and 10)	$93.4	$—	$93.4	$—
Note receivable (Note 5)	87.8	—	87.8	—
Available-for-sale marketable securities (Note 2)	2.8	—	2.8	—
Total	$184.0	$—	$184.0	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps (Notes 5 and 10)	$162.3	$—	$162.3	$—
Note receivable (Note 5)	82.0	—	82.0	—
Available-for-sale marketable securities (Note 2)	2.7	—	2.7	—
Total	$247.0	$—	$247.0	$—
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross Revenue:
U.S. Markets:
Financial Services	$367.2	$313.7	$1,077.6	$949.6
Emerging Verticals	307.2	297.3	913.1	877.9
Consumer Interactive	173.7	143.1	455.1	429.4
Total U.S. Markets	$848.1	$754.0	$2,445.9	$2,256.9

International:
Canada	$39.4	$36.9	$115.9	$103.9
Latin America	33.5	31.2	100.9	90.2
United Kingdom	57.8	54.5	168.6	160.7
Africa	17.1	15.2	48.0	44.3
India	68.2	56.1	202.8	161.8
Asia Pacific	25.6	23.1	77.1	67.9
Total International	$241.6	$217.1	$713.3	$628.9

Total revenue, gross	$1,089.6	$971.2	$3,159.2	$2,885.8

Intersegment revenue eliminations:
U.S. Markets	$(2.8)	$(1.0)	$(7.4)	$(4.6)
International	(1.9)	(1.5)	(4.8)	(4.3)
Total intersegment eliminations	$(4.7)	$(2.5)	$(12.3)	$(8.9)
Total revenue as reported	$1,085.0	$968.7	$3,147.0	$2,876.9

A reconciliation of Segment Adjusted EBITDA to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. Markets Adjusted EBITDA	$319.9	$293.7	$920.9	$850.9
International Adjusted EBITDA	110.5	97.0	318.1	271.0
Total	$430.4	$390.6	$1,239.0	$1,121.9
Adjustments to reconcile to income (loss) from continuing operations before income taxes:
Corporate expenses[1]	$(36.7)	$(34.5)	$(110.6)	$(104.3)
Net interest expense	(58.9)	(67.8)	(183.3)	(202.1)
Depreciation and amortization	(133.6)	(131.3)	(400.5)	(391.1)
Stock-based compensation	(33.8)	(27.0)	(85.7)	(73.3)
Goodwill impairment[2]	—	(414.0)	—	(414.0)
Mergers and acquisitions, divestitures and business optimization[3]	(7.3)	6.0	(17.1)	(24.5)
Accelerated technology investment[4]	(21.8)	(16.3)	(58.6)	(53.5)
Operating model optimization program[5]	(47.3)	—	(86.4)	—
Net other[6]	2.0	(1.8)	(9.7)	(10.6)
Net income attributable to non-controlling interests	3.9	4.3	13.4	11.9
Total adjustments	$(333.6)	$(682.3)	$(938.4)	$(1,261.4)
Income (loss) from continuing operations before income taxes	$96.8	$(291.7)	$300.5	$(139.5)
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
5.Consists of restructuring expenses as presented on our Consolidated Statements of Operations and other business process optimization expenses.
6.Net other expenses consist primarily of other non-operating income and expenses, primarily comprised of deferred loan fee expense from debt prepayments and refinancing, currency remeasurement on foreign operations, and other debt financing expenses.

Earnings (loss) from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. Markets	$—	$(0.3)	$0.1	$0.7
International	4.7	4.0	13.9	10.9
Total (Note 6)	$4.7	$3.7	$14.0	$11.7
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
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in legal and regulatory matters and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us, other than the matters with the Consumer Financial Protection Bureau (the “CFPB”) referenced below, that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of September 30, 2024 and December 31, 2023, we have accrued $110.5 million and $147.8 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
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
As of September 30, 2024 and December 31, 2023, we have accrued $56.0 million in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we have and will continue to incur increased costs litigating this matter.
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

18. Accumulated Other Comprehensive Loss
The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, as of September 30, 2024 and 2023:

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(383.4)	$122.0	$0.2	$(260.9)
Change	(10.2)	8.3	—	(1.9)
Balance, March 31, 2024	$(393.6)	$130.3	$0.2	$(262.8)
Change	(20.7)	(12.3)	—	(33.0)
Balance, June 30, 2024	$(414.2)	$118.0	$0.2	$(295.8)
Change	53.9	(47.7)	0.1	6.3
Balance, September 30, 2024	$(360.3)	$70.3	$0.3	$(289.5)

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(463.5)	$178.6	$0.2	$(284.5)
Change	37.9	(35.6)	—	2.3
Balance, March 31, 2023	$(425.6)	$143.0	$0.2	$(282.2)
Change	47.6	32.1	(0.1)	79.6
Balance, June 30, 2023	$(378.0)	$175.1	$0.1	$(202.6)
Change	(49.2)	1.5	—	(47.8)
Balance, September 30, 2023	$(427.2)	$176.6	$0.1	$(250.4)

19. Revision of Previously Issued Financial Statements
As discussed in Note 1, “Significant Accounting and Reporting Policies,” the Company identified errors in the classification of certain expenses between cost of services and selling, general and administrative in the Consolidated Statements of Operations. A summary of the corrections to the impacted financial statement line items of the Company’s previously issued Consolidated Statement of Operations filed in Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2023, are as follows:

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
During the first nine months of 2024, the U.S. economy and labor market remained resilient, with solid GDP growth, rising but still low unemployment, rising wages and subsiding inflation. The U.S. Federal Reserve maintained higher interest rates into September, which had the effect of slowing aggregate demand, resulting in slower jobs growth and a mild increase in unemployment levels. Higher interest rates have also slowed demand for consumer loans and auto loans, and have been more pronounced in the housing sector, where higher borrowing rates impact both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. The slowdown in economic activity and job growth along with lower inflation prompted the U.S. Federal Reserve to begin lowering interest rates at the end of the third quarter of 2024, which could spur increased demand for rate-sensitive lending products, in particular mortgage loans, as well as renewed consumer confidence. The U.K. is beginning to show improvement driven by falling inflation and a resurgence in other economic indicators. Foreign central banks, including in Canada and Europe, have also begun to lower rates which we expect will increase demand for these rate-sensitive lending products. These dynamics impact the comparability of our results of operations, including our revenue and expense, between the periods presented below.
The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations and financial condition, including the carrying value of our long-lived assets such as goodwill and intangible assets.
Effects of Inflation
We believe that inflation has had a negative impact on our business and results of operations, including decreased demand for our services resulting from the U.S. Federal Reserve and other central banks previously raising rates. The U.S. Federal Reserve and several international central banks have begun lowering interest rates in response to significant reductions in inflation levels, and have indicated that further interest rate reductions in the future are likely. However, rates that remain elevated relative to historic levels may result in depressed consumer spending on non-essential goods and services, and consequently lower demand for credit, which could have a material adverse impact on various aspects of our business in the future.

Developments that Impact Comparability Between Periods
The following developments impact the comparability of our balance sheets, results of operations and cash flows between periods:
On November 12, 2023, our Board of Directors (“Board”) approved a transformation plan to optimize our operating model and continue to advance our technology. We expect to recognize one-time pre-tax expenses associated with this transformation plan of $355.0 to $375.0 million from the fourth quarter of 2023 through the completion of the transformation plan at the end of 2025, with the majority of costs to be incurred by the end of 2024. All pre-tax expenses will be cash expenditures, other than approximately $15.0 million of non-cash, facility exit costs. In addition, we now expect capital expenditures to be 8% of revenues in 2024, below our prior expectation of 9%, driven by more efficient spend throughout the year in addition to higher revenues, and remain at 8% in 2025 due to investment in our technology infrastructure in connection with this transformation plan. Upon completion of this plan, we expect to generate annual savings of $120.0 to $140.0 million and reduce our capital expenditures from 8% of revenue to 6%, based on 2023 revenue. The following summarizes initiatives under the transformation plan.
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
For the three months ended September 30, 2024, we incurred total expenses associated with the transformation plan of $47.3 million, comprised of $40.5 million for a loss on an early termination of a leased facility, as well as $6.8 million of other business optimization expenses. For the nine months ended September 30, 2024, we incurred total expenses associated with the transformation plan of $86.4 million, comprised of restructuring expenses of $24.7 million for employee separation, and $42.1 million of facility exit charges, including a loss on an early termination of a leased facility, as well as $19.6 million of other business optimization expenses. Employee separation costs and facility exit charges are included in restructuring expenses in our Consolidated Statements of Operations. Since the inception of the operating model optimization program, we have incurred cumulative expenses of $164.0 million, of which $77.6 million was incurred in the three months ended December 31, 2023.
We have accrued liabilities for payment of employee separation costs of $23.0 million and $64.9 million as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024, we made cumulative payments of $66.5 million for employee separation costs and $30.0 million for an early termination penalty for a leased facility. See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 8, “Restructuring.”
During the three and nine months ended September 30, 2024, we prepaid $25.0 million and $105.0 million, respectively, of our Senior Secured Term Loan B-5, funded from cash-on-hand. During the three and nine months ended September 30, 2023, we prepaid $75.0 million and $225.0 million, respectively, of our Senior Secured Term Loan B-6, funded from cash-on-hand. These transactions affect the comparability of interest expense between 2024 and 2023, as further discussed in “Results of Operations – Non-Operating Income and (Expense) – Interest Expense” below.
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

Results of Operations —Three and Nine Months Ended September 30, 2024 and 2023
(Tabular amounts in millions, except per share amounts)
For the three and nine months ended September 30, 2024 and 2023, our results of operations were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2024 vs. 2023				2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Revenue	$1,085.0	$968.7	$116.3	12.0%	$3,147.0	$2,876.9	$270.1	9.4%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)[1]	448.7	368.8	79.9	21.7%	1,261.7	1,136.8	124.9	11.0%
Selling, general and administrative[1]	305.7	290.8	14.9	5.1%	922.1	867.7	54.4	6.3%
Depreciation and amortization	133.6	131.3	2.3	1.8%	400.5	391.1	9.4	2.4%
Goodwill impairment	—	414.0	(414.0)	nm	—	414.0	(414.0)	nm
Restructuring	40.5	—	40.5	nm	66.8	—	66.8	nm
Total operating expenses	928.6	1,205.0	(276.4)	(22.9)%	2,651.0	2,809.6	(158.6)	(5.6)%
Operating income (loss)	156.4	(236.3)	392.7	nm	495.9	67.3	428.7	nm
Non-operating income and (expense)
Interest expense	(66.6)	(72.7)	6.1	(8.4)%	(203.2)	(217.2)	14.0	(6.4)%
Interest income	7.8	5.0	2.8	56.5%	19.9	15.1	4.8	32.1%
Earnings from equity method investments	4.7	3.7	1.0	28.7%	14.0	11.7	2.4	20.2%
Other income and (expense), net	(5.4)	8.7	(14.1)	nm	(26.2)	(16.3)	(9.8)	60.3%
Total non-operating income and (expense)	(59.6)	(55.4)	(4.2)	7.5%	(195.4)	(206.8)	11.4	(5.5)%
Income (loss) from continuing operations before income taxes	96.8	(291.7)	388.5	nm	300.5	(139.5)	440.0	nm
Provision for income taxes	(24.9)	(22.2)	(2.6)	11.9%	(68.9)	(60.1)	(8.8)	14.7%
Income (loss) from continuing operations	71.9	(313.9)	385.9	nm	231.6	(199.6)	431.2	nm
Discontinued operations, net of tax	—	(0.5)	0.5	nm	—	(0.7)	0.7	nm
Net income (loss)	71.9	(314.4)	386.4	nm	231.6	(200.3)	431.9	nm
Less: net income attributable to noncontrolling interests	(3.9)	(4.3)	0.4	(10.2)%	(13.4)	(11.9)	(1.5)	12.7%
Net income (loss) attributable to TransUnion	$68.0	$(318.8)	$386.8	nm	$218.2	$(212.2)	$430.4	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.We revised the Consolidated Statements of Operations for the three and nine months ended September 30, 2023, to correct the classification of certain expenses between cost of services and selling, general and administrative. See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies” and Note 19, “Revision of Previously Issued Financial Statements.”
Revenue
For the three months ended September 30, 2024, revenue increased $116.3 million, or 12.0%, compared with the same period in 2023, due to growth in both segments, partially offset by a decrease of 0.2% from the impact of foreign currencies, as further discussed in the Segment Results of Operations section below.
For the nine months ended September 30, 2024, revenue increased $270.1 million, or 9.4%, compared with the same period in 2023, due to growth in both segments, with no impact due to foreign currencies, as further discussed in the Segment Results of Operations section below.

Operating Expenses
Cost of Services
For the three months ended September 30, 2024, cost of services increased $79.9 million compared with the same period in 2023. The increase was due primarily to:
•an increase of approximately $62.0 million in product costs resulting from an increase in variable postage related to a breach job in our U.S. Markets segment, an increase in certain product cost pricing primarily in our U.S. Markets segment and an increase in volumes in both segments; and
•a net increase of approximately $18.0 million in labor costs, primarily due to an increase in annual incentive and stock-based compensation, partially offset by a decrease in headcount as we realize benefits from our operating model transformation plan.
For the nine months ended September 30, 2024, cost of services increased $124.9 million compared with the same period in 2023. The increase was due primarily to:
•an increase of approximately $118.0 million in product costs resulting from an increase in variable postage related to a breach job in our U.S. Markets segment, an increase in certain product cost pricing primarily in our U.S. Markets segment and an increase in volume in both segments; and
•an increase of approximately $8.0 million from our operating model optimization program, partially offset by:
•a decrease of approximately $9.0 million in integration costs of our business acquisitions, an initiative that was completed last year.
Selling, General and Administrative
For the three months ended September 30, 2024, selling, general and administrative expenses increased $14.9 million compared with the same period in 2023. The increase was primarily due to:
•an increase of approximately $9.0 million in technology costs, including our accelerated technology investment; and
•an increase of approximately $5.0 million from our operating model optimization program.
For the nine months ended September 30, 2024, selling, general and administrative expenses increased $54.4 million compared with the same period in 2023. The increase was primarily due to:
•a net increase of approximately $25.0 million in labor costs, including annual incentive compensation, stock-based incentive compensation and employee benefits;
•an increase of approximately $19.0 million in certain legal and regulatory expenses, primarily in our U.S. Markets segment;
•an increase of approximately $12.0 million from our operating model optimization program; and
•an increase of approximately $10.0 million in technology costs, including our accelerated technology investment, partially offset by:
•a decrease of approximately $6.0 million in integration costs of our business acquisitions, an initiative that was completed last year.
Depreciation and Amortization
For the three and nine months ended September 30, 2024, depreciation and amortization increased $2.3 million and $9.4 million, respectively, compared with the same periods in 2023 primarily due to the increase in capital expenditures related to our accelerated technology investment initiative.
Restructuring
Restructuring expenses relate to our operating model optimization program. For the three and nine months ended September 30, 2024, these expenses include $40.5 million and $42.1 million, respectively, related to facility exit costs, including a loss on early termination of a facility lease. There were no employee separation expenses for the three months ended September 30, 2024 and $24.7 million of employee separation expenses for the nine months ended September 30, 2024.
See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 8, “Restructuring,” for additional information.
Non-Operating Income and Expense
Interest expense

For the three and nine months ended September 30, 2024, interest expense decreased $6.1 million and $14.0 million compared with the same periods in 2023. This decrease was due to a decrease in outstanding principal balance due to the prepayments made in 2023 and 2024 and the debt refinancing transactions over the last 12 months, partially offset by an increase in the average periodic variable interest rate on the unhedged portion of our debt.
Interest income
The change in interest income for the current period compared to the prior period was primarily due to an increase in our average investment balances and an increase in interest rates.
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(3.6)	$(1.7)	$(1.9)	nm	$(7.0)	$(5.5)	$(1.5)	27.3%
Debt related expenses	(0.6)	(1.3)	0.7	(53.8)%	(10.9)	(4.5)	(6.4)	nm
Other income (expense), net	(1.2)	11.7	(12.9)	nm	(8.3)	(6.3)	(2.0)	31.7%
Total other income and (expense), net	$(5.4)	$8.7	$(14.1)	nm	$(26.2)	$(16.3)	$(9.9)	60.7%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions.
Debt-related expenses
For the three and nine months ended September 30, 2024, debt-related expenses included $0.1 million and $9.2 million, respectively, of unamortized original issue discount, deferred financing fees, and other related fees expensed as a result of our debt prepayments and refinancings, and $0.5 million and $1.6 million, respectively, of amortized deferred financing fees. For the three and nine months ended September 30, 2023, debt-related expenses included $1.0 million and $3.1 million, respectively, of unamortized original issue discount, deferred financing fees and other related fees expensed as a result of debt prepayments, and $0.3 million and $1.5 million, respectively, of amortized deferred financing expenses.
Other income and (expense), net
For the three months ended September 30, 2024, other income (expense), net consists of a $3.0 million loss related to post-acquisition adjustments from previous acquisitions, partially offset by a $1.7 million net currency remeasurement gains and $0.1 million net other income from other miscellaneous non-operating income and expenses. For the nine months ended September 30, 2024, other income (expense), net consists of $8.7 million net loss related to post-acquisition adjustments from previous acquisitions and a $0.8 million net loss from fair value and impairment adjustments, partially offset by $0.4 million of net currency remeasurement gains and $0.8 million of net other income from other miscellaneous non-operating income and expense items.
For the three months ended September 30, 2023, other income (expense) consists of a $10.7 million net gain from fair value and impairment adjustments and $1.8 million net other income from other miscellaneous non-operating income and expense items, partially offset by $0.8 million of net currency remeasurement losses. For the nine months ended September 30, 2023, other income (expense) consists of $6.5 million of net currency remeasurement losses, a $5.1 million loss related to post-acquisition adjustments from previous acquisitions and an $0.8 million net loss from fair value and impairment adjustments, partially offset by $6.1 million net other income from other miscellaneous non-operating income and expense items.
Provision for Income Taxes
For the three months ended September 30, 2024, we reported an effective tax rate of 25.7%, which was higher than the 21.0% U.S. federal corporate statutory rate primarily due to foreign withholding taxes, jurisdictional mix of income, and uncertain tax positions, partially offset by benefits from the research and development credit.

For the nine months ended September 30, 2024, we reported an effective tax rate of 22.9%, which was higher than the 21.0% U.S. federal corporate statutory rate due to foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions, partially offset by benefits from the research and development credit and the remeasurement of deferred taxes due to changes in state apportionment rates.
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
For the three and nine months ended September 30, 2023, we reported an effective tax rate of (7.6)% and (43.1)% respectively, which was lower than the 21.0% U.S. federal corporate statutory rate primarily due to the impact of non-deductible goodwill impairment.
Segment Results of Operations—Three and Nine Months Ended September 30, 2024 and 2023
Management, including our CODM, evaluates the financial performance of our businesses based on revenue, segment Adjusted EBITDA. As discussed above, we have reorganized our operations and now have two operating segments, U.S. Markets and International. Prior period amounts have been recast to conform to our current operating structure. For the three and nine months ended September 30, 2024 and 2023, our segment revenue, segment Adjusted EBITDA and segment Adjusted EBITDA Margin were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2024 vs. 2023				2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$367.2	$313.7	$53.6	17.1%	$1,077.6	$949.6	$128.1	13.5%
Emerging Verticals	307.2	297.3	9.9	3.3%	913.1	877.9	35.2	4.0%
Consumer Interactive	173.7	143.1	30.6	21.4%	455.1	429.4	25.7	6.0%
U.S. Markets gross revenue	$848.1	$754.0	$94.0	12.5%	$2,445.9	$2,256.9	$189.0	8.4%

International:
Canada	$39.4	$36.9	$2.5	6.8%	$115.9	$103.9	$12.0	11.5%
Latin America	33.5	31.2	2.3	7.2%	100.9	90.2	10.7	11.8%
United Kingdom	57.8	54.5	3.3	6.0%	168.6	160.7	7.9	4.9%
Africa	17.1	15.2	1.9	12.3%	48.0	44.3	3.7	8.3%
India	68.2	56.1	12.0	21.5%	202.8	161.8	41.0	25.4%
Asia Pacific	25.6	23.1	2.6	11.1%	77.1	67.9	9.2	13.6%
International gross revenue	$241.6	$217.1	$24.5	11.3%	$713.3	$628.9	$84.5	13.4%

Total gross revenue	$1,089.6	$971.2	$118.5	12.2%	$3,159.2	$2,885.8	$273.4	9.5%
Intersegment revenue eliminations	(4.7)	(2.5)	(2.2)	87.2%	(12.3)	(8.9)	(3.3)	37.5%
Total revenue as reported	$1,085.0	$968.7	$116.3	12.0%	$3,147.0	$2,876.9	$270.1	9.4%

Adjusted EBITDA:
U.S. Markets	$319.9	$293.7	$26.3	9.0%	$920.9	$850.9	$70.0	8.2%
International	110.5	97.0	13.5	13.9%	318.1	271.0	47.1	17.4%

Adjusted EBITDA Margin:
U.S. Markets	37.7%	38.9%		(1.2)%	37.6%	37.7%		(0.1)%
International	45.7%	44.7%		1.1%	44.6%	43.1%		1.5%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For the three and nine months ended September 30, 2024, U.S. Markets revenue increased $94.0 million, or 12.5%, and $189.0 million, or 8.4%, respectively, compared with the same periods in 2023, with increases in all verticals in both periods.
Financial Services: For the three and nine months ended September 30, 2024, revenue increased $53.6 million, or 17.1%, and $128.1 million, or 13.5%, respectively, compared with the same periods in 2023. A majority of the growth in Financial Services comes from our Mortgage line of business, primarily due to increases in price and batch activity. Our other lines of business also grew in both periods, primarily due to an increase in batch activity, partially offset by a decrease in volume, and price increases in our Auto line of business.
Emerging Verticals: For the three and nine months ended September 30, 2024, revenue increased $9.9 million, or 3.3%, and $35.2 million, or 4.0%, respectively, compared with the same periods in 2023. For the three-month period, the increase was due primarily to an increase in the Insurance vertical from new business wins and an increase in volumes, partially offset by a decrease in the Media vertical. For the nine-month period, the increase was due primarily to increases in the Insurance and Services & Collections verticals from new products, new business wins and an increase in volumes.

Consumer Interactive: For the three and nine months ended September 30, 2024, revenue increased $30.6 million, or 21.4%, and $25.7 million, or 6.0%, respectively, compared with the same periods in 2023. For both periods, an increase in breach revenue was partially offset by a decrease in our Direct channel from slowing demand for paid credit products.
Adjusted EBITDA
For the three and nine months ended September 30, 2024, Adjusted EBITDA increased $26.3 million and $70.0 million, respectively, compared with the same periods in 2023, primarily due to an increase in revenue and a decrease in labor costs from our operating model optimization program, partially offset by higher variable product cost from breach jobs and an increase in annual incentive compensation, and an increase in litigation expenses in the nine-month period. For the three and nine months ended September 30, 2024, Adjusted EBITDA margins decreased 1.2% and 0.1%, respectively, compared with the same periods in 2023, primarily due to higher variable product costs on breach revenue and an increase in annual incentive compensation, partially offset by revenue growth and realization of cost savings from the transformation plan.
International Segment
Revenue
For the three and nine months ended September 30, 2024, International revenue increased $24.5 million, or 11.3%, and $84.5 million, or 13.4%, respectively, compared with the same periods in 2023 primarily due to higher local currency revenue in all regions, driven by increased volumes from improving economic conditions and new product initiatives, partially offset by a decrease of 0.8% and 0.1%, respectively, from the impact of foreign currencies.
Canada: For the three and nine months ended September 30, 2024, Canada revenue increased $2.5 million, or 6.8%, and $12.0 million, or 11.5%, respectively, compared with the same periods in 2023, primarily due to higher local currency revenue from broad-based volume increases, new business wins, and increased batch and breach services in both periods, partially offset by a decrease of 1.9% and 1.2%, respectively, from the impact of foreign currencies.
Latin America: For the three and nine months ended September 30, 2024, Latin America revenue increased $2.3 million, or 7.2%, and $10.7 million, or 11.8%, respectively, compared with the same periods in 2023, primarily due to higher local currency revenue from broad-based growth across several of our markets in both periods, partially offset by the impact of a one-time contract in 2023 for the nine-month period, and a decrease of 5.5% for the three-month period and an increase of 1.0% for the nine-month period from the impact of foreign currencies.
United Kingdom: For the three and nine months ended September 30, 2024, United Kingdom revenue increased $3.3 million, or 6.0%, and $7.9 million, or 4.9%, respectively, compared with the same periods in 2023, primarily due to volume and batch increases in both periods, and an increase of 2.3% and 2.4%, respectively, from the impact of foreign currency, partially offset by the impact of a drop in volume for a one-time contract in the prior year for both periods.
Africa: For the three and nine months ended September 30, 2024, Africa revenue increased $1.9 million, or 12.3%, and $3.7 million, or 8.3%, respectively, compared with the same periods in 2023, primarily due to meaningful new business wins and contract renewals as well as volume growth in emerging countries and emerging verticals in both periods. The impact of foreign currencies result in a revenue increase of 2.8% for the three month period and a decrease of 2.2% for the nine month period.
India: For the three and nine months ended September 30, 2024, India revenue increased $12.0 million, or 21.5%, and $41.0 million, or 25.4%, respectively, compared with the same periods in 2023, primarily due to higher local currency revenue from strong, broad-based growth across all aspects of the business, including online, batch, consumer and commercial volumes in both periods, partially offset by a decrease of 1.7% and 1.6%, respectively, from the impact of foreign currencies.
Asia Pacific: For the three and nine months ended September 30, 2024, Asia Pacific revenue increased $2.6 million, or 11.1%, and $9.2 million, or 13.6%, respectively compared with the same periods in 2023, primarily due to strong growth in the Philippines across key banking clients, along with growth in Hong Kong from our FinTech and other clients in both periods, partially offset by a decrease of 0.4% and 0.6%, respectively, from the impact of foreign currencies.
Adjusted EBITDA
For the three and nine months ended September 30, 2024, Adjusted EBITDA increased $13.5 million and $47.1 million, respectively, compared with the same periods in 2023. The increase was primarily due to increased revenue in certain regions, as discussed above, in both periods. For the three and nine months ended September 30, 2024, Adjusted EBITDA margins increased 1.1% and 1.5%, respectively, primarily due to higher margin revenue in our larger regions primarily due to revenue growth in both periods.

Non-GAAP measures—Three and Nine Months Ended September 30, 2024 and 2023
In addition to the financial measures in conformity with generally accepted accounting principles (“GAAP”) discussed above, Management, including our CODM, evaluates the financial performance of our businesses based on the non-GAAP measures Consolidated Adjusted EBITDA, Consolidated Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted Provision for Income Taxes, Adjusted Effective Tax Rate and Leverage Ratio, as defined below.
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
•Operating model optimization program represents employee separation costs, facility lease exit costs, and other business process optimization expenses incurred in connection with the transformation plan discussed further in “Results of Operations – Factors Affecting Our Results of Operations.” We exclude these expenses as we believe they are not directly correlated to the underlying performance of our business. Further, these costs will vary and may not be comparable during the transformation initiative as we progress toward an optimized operating model. These costs are reported primarily in restructuring and selling, general and administrative on our Consolidated Statements of Operations.
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
For the three and nine months ended September 30, 2024 and 2023, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2024 vs. 2023				2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Reconciliation of Net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA:
Net income (loss) attributable to TransUnion	$68.0	$(318.8)	$386.8	nm	$218.2	$(212.2)	$430.4	nm
Discontinued operations, net of tax	—	0.5	(0.5)	nm	—	0.7	(0.7)	nm
Income (loss) from continuing operations attributable to TransUnion	$68.0	$(318.3)	$386.3	nm	$218.2	$(211.5)	$429.7	nm
Net interest expense	58.9	67.8	(8.9)	(13.1)%	183.3	202.1	(18.8)	(9.3)%
Provision for income taxes	24.9	22.2	2.6	11.9%	68.9	60.1	8.8	14.7%
Depreciation and amortization	133.6	131.3	2.3	1.8%	400.5	391.1	9.4	2.4%
EBITDA	$285.4	$(97.0)	$382.4	nm	$870.8	$441.8	$429.0	97.1%
Adjustments to EBITDA:
Stock-based compensation	33.8	27.0	6.8	25.3%	85.7	73.3	12.4	17.0%
Goodwill impairment[1]	—	414.0	(414.0)	nm	—	414.0	(414.0)	nm
Mergers and acquisitions, divestitures and business optimization[2]	7.3	(6.0)	13.2	nm	17.1	24.5	(7.4)	(30.1)%
Accelerated technology investment[3]	21.8	16.3	5.6	34.4%	58.6	53.5	5.1	9.5%
Operating model optimization program[4]	47.3	—	47.3	nm	86.4	—	86.4	nm
Net other[5]	(2.0)	1.8	(3.8)	nm	9.7	10.6	(0.9)	(8.0)%
Total adjustments to EBITDA	$108.3	$453.1	$(344.8)	(76.1)%	$257.5	$575.8	$(318.3)	(55.3)%
Consolidated Adjusted EBITDA	$393.7	$356.1	$37.5	10.5%	$1,128.4	$1,017.6	$110.7	10.9%

Net income (loss) attributable to TransUnion margin	6.3%	(32.9)%		39.2%	6.9%	(7.4)%		14.3%
Consolidated Adjusted EBITDA margin[6]	36.3%	36.8%		(0.5)%	35.9%	35.4%		0.5%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.During the three and nine months ended September 30, 2023, we recorded a goodwill impairment of $414.0 million related to our United Kingdom reporting unit in our International segment.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Transaction and integration costs	$3.6	$5.8	$7.0	$21.0
Fair value and impairment adjustments	—	(10.7)	0.8	0.8
Post-acquisition adjustments	3.7	—	9.4	5.1
Transition services agreement income	—	(1.1)	—	(2.4)
Total mergers and acquisitions, divestitures and business optimization	$7.3	$(6.0)	$17.1	$24.5
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foundational Capabilities	$9.9	$8.0	$25.0	$27.7
Migration Management	11.0	7.2	29.9	21.9
Program Enablement	0.9	1.1	3.8	3.9
Total accelerated technology investment	$21.8	$16.3	$58.6	$53.5
4.Operating model optimization consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee separation	$—	$—	$24.7	$—
Facility exit	40.5	—	42.1	—
Business process optimization	6.8	—	19.6	—
Total operating model optimization	$47.3	$—	$86.4	$—
5.Net other consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred loan fee expense from debt prepayments and refinancing	$0.1	$1.0	$9.2	$3.1
Other debt financing expenses	0.5	0.3	1.6	1.5
Currency remeasurement on foreign operations	(1.7)	0.8	(0.4)	6.5
Other non-operating (income) expense	(0.8)	(0.3)	(0.7)	(0.5)
Total other adjustments	$(2.0)	$1.8	$9.7	$10.6
6.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For the three and nine months ended September 30, 2024, Consolidated Adjusted EBITDA increased $37.6 million and $110.8 million, respectively, compared with the same periods in 2023, primarily due to an increase in revenue and the realization of cost savings from the transformation plan, partially offset by higher product costs and lower incentive compensation last year. For the three months ended September 30, 2024, Consolidated Adjusted EBITDA margin decreased 0.5%, primarily due to higher variable product costs in U.S. Markets and lower incentive compensation last year, partially offset by an increase in revenue. For the nine months ended September 30, 2024, Consolidated Adjusted EBITDA margin increased 0.5%, primarily due to an increase in revenue and realization of cost savings from the transformation plan, partially offset by higher variable product costs in U.S. Markets and lower incentive compensation last year.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2024 vs. 2023				2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Reconciliation of Net income (loss) attributable to TransUnion to Adjusted Net Income:
Net income (loss) attributable to TransUnion	$68.0	$(318.8)	$386.8	nm	$218.2	$(212.2)	$430.4	nm
Discontinued operations, net of tax	—	0.5	(0.5)	nm	—	0.7	(0.7)	nm
Income (loss) from continuing operations attributable to TransUnion	$68.0	$(318.3)	$386.3	nm	$218.2	$(211.5)	$429.7	nm
Adjustments before income tax items:
Amortization of certain intangible assets[1]	71.5	72.1	(0.5)	(0.8)%	214.9	221.2	(6.3)	(2.9)%
Stock-based compensation	33.8	27.0	6.8	25.3%	85.7	73.3	12.4	17.0%
Goodwill impairment[2]	—	414.0	(414.0)	nm	—	414.0	(414.0)	nm
Mergers and acquisitions, divestitures and business optimization[3]	7.3	(6.0)	13.2	nm	17.1	24.5	(7.4)	(30.1)%
Accelerated technology investment[4]	21.8	16.3	5.6	34.4%	58.6	53.5	5.1	9.5%
Operating model optimization program[5]	47.3	—	47.3	nm	86.4	—	86.4	nm
Net other[6]	(2.1)	1.8	(4.0)	nm	8.6	9.6	(1.0)	(10.6)%
Total adjustments before income tax items	$179.6	$525.2	$(345.5)	(65.8)%	$471.3	$796.0	$(324.8)	(40.8)%
Total adjustments for income taxes[7]	(43.1)	(29.5)	(13.6)	46.1%	(112.9)	(85.2)	(27.6)	32.4%
Adjusted Net Income	$204.5	$177.4	$27.2	15.3%	$576.6	$499.3	$77.2	15.5%

Weighted-average shares outstanding:
Basic	194.6	193.4	nm	nm	194.3	193.3	nm	nm
Diluted	197.0	194.6	nm	nm	196.3	194.8	nm	nm

Adjusted Earnings per Share:
Basic	$1.05	$0.92	$0.13	14.6%	$2.97	$2.58	$0.38	14.9%
Diluted	$1.04	$0.91	$0.13	13.9%	$2.94	$2.56	$0.37	14.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Diluted earnings (loss) per share from Net income (loss) attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Net income (loss) attributable to TransUnion	$0.35	$(1.65)	$1.11	$(1.10)
Discontinued operations, net of tax	—	—	—	—
Income (loss) from continuing operations attributable to TransUnion	$0.35	$(1.65)	$1.11	$(1.09)
Adjustments before income tax items:
Amortization of certain intangible assets[1]	0.36	0.37	1.09	1.14
Stock-based compensation	0.17	0.14	0.44	0.38
Goodwill impairment[2]	—	2.13	—	2.13
Mergers and acquisitions, divestitures and business optimization[3]	0.04	(0.03)	0.09	0.13
Accelerated technology investment[4]	0.11	0.08	0.30	0.27
Operating model optimization program[5]	0.24	—	0.44	—
Net other[6]	(0.01)	0.01	0.04	0.05
Total adjustments before income tax items	$0.91	$2.70	$2.40	$4.09
Total adjustments for income taxes[7]	(0.22)	(0.15)	(0.57)	(0.44)
Adjusted Diluted Earnings per Share	$1.04	$0.91	$2.94	$2.56
Each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.

1.Consists of amortization of intangible assets from our 2012 change-in-control transaction and amortization of intangible assets established in business acquisitions after our 2012 change-in-control transaction.
2.During the three and nine months ended September 30, 2023, we recorded a goodwill impairment of $414.0 million related to our United Kingdom reporting unit in our International segment.
3.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Transaction and integration costs	$3.6	$5.8	$7.0	$21.0
Fair value and impairment adjustments	—	(10.7)	0.8	0.8
Post-acquisition adjustments	3.7	—	9.4	5.1
Transition services agreement income	—	(1.1)	—	(2.4)
Total mergers and acquisitions, divestitures and business optimization	$7.3	$(6.0)	$17.1	$24.5
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foundational Capabilities	$9.9	$8.0	$25.0	$27.7
Migration Management	11.0	7.2	29.9	21.9
Program Enablement	0.9	1.1	3.8	3.9
Total accelerated technology investment	$21.8	$16.3	$58.6	$53.5
5.Operating model optimization consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee separation	$—	$—	$24.7	$—
Facility exit	40.5	—	42.1	—
Business process optimization	6.8	—	19.6	—
Total operating model optimization	$47.3	$—	$86.4	$—
6.Net other consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred loan fee expense from debt prepayments and refinancing	$0.1	$1.0	$9.2	$3.1
Currency remeasurement on foreign operations	(1.7)	0.8	(0.4)	6.5
Other non-operating (income) and expense	(0.5)	—	(0.2)	—
Total other adjustments	$(2.1)	$1.8	$8.6	$9.6
7.Total adjustments for income taxes represents the total of adjustments discussed to calculate the Adjusted Provision for Income Taxes.
Adjusted Net Income
For the three and nine months ended September 30, 2024, Adjusted Net Income increased primarily due to an increase in operating income and a decrease in net interest expense, partially offset by an increase in the Adjusted Provision for Income Taxes.

Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from continuing operations before income taxes	$96.8	$(291.7)	$300.5	$(139.5)
Total adjustments before income tax items from Adjusted Net Income table above	179.6	525.2	471.3	796.0
Adjusted income from continuing operations before income taxes	$276.4	$233.5	$771.8	$656.5

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	(24.9)	(22.2)	(68.9)	(60.1)
Adjustments for income taxes:
Tax effect of above adjustments	(41.8)	(27.9)	(108.5)	(90.1)
Eliminate impact of excess tax (benefit) expense for stock-based compensation	(2.3)	0.7	(1.4)	2.7
Other[1]	0.9	(2.2)	(3.0)	2.2
Total adjustments for income taxes	$(43.1)	$(29.5)	$(112.9)	$(85.2)
Adjusted Provision for Income Taxes	$(68.0)	$(51.7)	$(181.8)	$(145.3)

Effective tax rate	25.7%	(7.6)%	22.9%	(43.1)%
Adjusted Effective Tax Rate	24.6%	22.2%	23.6%	22.1%

As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred tax adjustments	$3.8	$(0.2)	$(1.4)	$0.6
Valuation allowance adjustments	(2.3)	(1.9)	(2.1)	(0.8)
Return to provision, audit adjustments, and reserves related to prior periods	(1.2)	1.4	1.2	2.6
Other adjustments	0.7	(1.6)	(0.7)	(0.3)
Total other adjustments	$0.9	$(2.2)	$(3.0)	$2.2
Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 24.6% and 23.6% for the three and nine months ended September 30, 2024, respectively, which is higher than the 21.0% U.S. federal corporate statutory rate, primarily due to increases for state taxes and foreign withholding taxes, partially offset by benefits from the research and development credit.
We reported an adjusted tax rate of 22.2% and 22.1% for the three and nine months ended September 30, 2023, respectively, which is higher than the 21.0% U.S. federal corporate statutory rate, primarily due to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.

Leverage Ratio

Trailing Twelve Months Ended September 30, 2024
Reconciliation of Net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$224.2
Net interest expense	248.6
Provision for income taxes	53.6
Depreciation and amortization	533.8
EBITDA	$1,060.2
Adjustments to EBITDA:
Stock-based compensation	$113.0
Mergers and acquisitions, divestitures and business optimization[1]	27.2
Accelerated technology investment[2]	75.6
Operating model optimization program[3]	164.0
Net other[4]	14.4
Total adjustments to EBITDA	$394.3
Leverage Ratio Adjusted EBITDA	$1,454.5

Total debt	$5,201.4
Less: Cash and cash equivalents	643.2
Net Debt	$4,558.2

Ratio of Net Debt to Net income attributable to TransUnion	20.3
Leverage Ratio	3.1
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

Trailing Twelve Months Ended September 30, 2024
Transaction and integration costs	$16.9
Fair value and impairment adjustments	10.3
Post-acquisition adjustments	0.1
Transition services agreement income	(0.1)
Total mergers and acquisitions, divestitures and business optimization	$27.2
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

Trailing Twelve Months Ended September 30, 2024
Foundational Capabilities	$33.0
Migration Management	37.5
Program Enablement	5.1
Total accelerated technology investment	$75.6
3.Operating model optimization consisted of the following adjustments:

Trailing Twelve Months Ended September 30, 2024
Employee separation	$96.6
Facility exit	45.5
Business process optimization	21.9
Total operating model optimization	$164.0
4.Net other consisted of the following adjustments:

Trailing Twelve Months Ended September 30, 2024
Deferred loan fee expense from debt prepayments and refinancings	$15.4
Other debt financing expenses	2.3
Currency remeasurement on foreign operations	(2.2)
Other non-operating (income) and expense	(1.2)
Total other adjustments	$14.4

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
Cash and cash equivalents totaled $643.2 million and $476.2 million at September 30, 2024 and December 31, 2023, respectively, of which $464.1 million and $356.4 million was held outside the United States in each respective period. As of September 30, 2024, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and could have borrowed up to the remaining $598.8 million available.

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
In the first three quarters of 2024, we paid dividends of $0.105 per share totaling $61.7 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
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
Sources and Uses of Cash

	Nine Months Ended September 30,
	2024	2023	Change
Cash provided by operating activities	$578.5	$443.6	$134.9
Cash used in investing activities	(195.1)	(230.5)	35.4
Cash used in financing activities	(219.5)	(375.3)	155.8
Effect of exchange rate changes on cash and cash equivalents	3.1	(2.2)	5.3
Net change in cash and cash equivalents	$167.0	$(164.4)	$331.4
Operating Activities
The increase in cash provided by operating activities was primarily due to improved operating performance, partially offset by employee separation payments and a penalty paid for the early termination of a facility lease, both of which were in connection with our operating model optimization program.
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
Cash paid for capital expenditures decreased $14.5 million, from $213.2 million for the nine months ended September 30, 2023, to $198.7 million for the nine months ended September 30, 2024. Capital expenditures as a percent of revenue represented 6% and 7% for the nine months ended September 30, 2024 and 2023, respectively.
Debt
Hedges
In September 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commence on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $400.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.1495% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expire on December 31, 2024, with a current aggregate notional amount of $1,285.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.3380% and 4.3870% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,556.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2022, and expire on June 30, 2025, with a current aggregate notional amount of $1,065.0 million that amortizes each quarter after it commences. The swaps require us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2024, we were in compliance with all debt covenants.

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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $600.0 million Senior Secured Revolving Line of Credit. Interest rates on these borrowings are based, at our election, on Term SOFR plus a credit spread adjustment, or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2023, essentially all of our outstanding debt was variable-rate debt. We currently have several interest rate hedge instruments that effectively fix our variable interest rate exposure on approximately 74.5% of our outstanding debt. Based on the amount of unhedged outstanding variable-rate debt, we have a material exposure to interest rate risk. In the future, our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors. A 10% change in the average 1 month Term SOFR rates utilized in the calculation of our actual interest expense during the quarter would have increased our annual interest expense by approximately $7.2 million.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting discussed below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for December 31, 2023, we have identified the following material weakness, which remains unremediated as of September 30, 2024:
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
Management’s Remediation Efforts on Classification of Certain Costs between Cost of Services and Selling, General and Administrative Material Weakness
To date, we have implemented certain remediation activities to address the material weakness. We have (1) enhanced our policy for classification of expenses, (2) implemented additional communications and training, (3) improved the process of validating costs to ensure appropriate classification of expenses, and (4) designed additional controls to monitor the recording of costs across cost of services and selling, general and administrative. Management is in the process of testing and validating these remediation activities to ensure the related controls are effective and can operate on a sustained basis.
We believe we have made substantial progress toward achieving effective internal control over financial reporting and disclosure controls and procedures. The activities that we are undertaking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will remediate the material weakness until we have completed our remediation efforts and performed a subsequent evaluation of their effectiveness.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31	3,924	$73.76	—	$166.5
August 1 to August 31	190,345	96.34	—	$166.5
September 1 to September 30	1,064	101.13	—	$166.5
Total	195,333		—	$166.5
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

ITEM 5. OTHER INFORMATION

On August 8, 2024, Steven M. Chaouki, President, U.S. Markets, adopted a Rule 10b5-1 trading arrangement (“10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 11,000 shares of the Company’s common stock until July 3, 2025. On August 19, 2024, George M. Awad, Director, adopted a 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 24,000 shares of the Company’s common stock until August 15, 2025.
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fifth Amended and Restated Bylaws of TransUnion amended as of February 21, 2024 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed February 27, 2024).

10.1**†	Form of TransUnion Executive Severance and Restrictive Covenant Agreement, as amended.

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.
† Identifies management contracts and compensatory plans or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

October 23, 2024	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

October 23, 2024	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)