Form 10-K
period 2024-12-31
TransUnion
filed 2025-02-13
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐	Yes	☒	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $14.4 billion as of June 28, 2024 (based on the closing stock price of such stock as quoted on the New York Stock Exchange).

As of January 31, 2025, there were 195.1 million shares of TransUnion common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of TransUnion for the Annual Meeting of Stockholders to be held May 7, 2025 are incorporated by reference to the extent specified in Part III of this Form 10-K.

TRANSUNION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2024

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
•litigation or regulatory proceedings;
•our approach to the use of artificial intelligence;
•our ability to effectively manage our costs;
•our efforts to execute our transformation plan and achieve the anticipated benefits and savings;
•our ability to maintain effective internal control over financial reporting or disclosure controls and procedures;
•economic and political stability in the United States and risks associated with the international markets where we operate;
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
•our ability to maintain our liquidity;
•stock price volatility;
•share repurchase plans;
•dividend rate;
•our reliance on key management personnel; and
•changes in tax laws or adverse outcomes resulting from examination of our tax returns.

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
We have built robust data and analytics assets for a large portion of the adult population in the markets we serve. We use our OneTru solution enabled platform to connect these disparate data assets and concentrate them on a single, layered and unified environment, enabling more persistent identity resolution with sharper, more contextualized insights. We use these insights, combined with our industry expertise, to develop impactful solutions to solve customers’ needs, including credit risk, marketing and fraud mitigation. Because of our work, customers can better understand consumers in order to make more informed decisions, and earn consumer trust through great, personalized experiences, and the proactive extension of the right opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in better offers and opportunities.
Our solutions enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, and mitigate fraud. Businesses embed our solutions into their workflows to deliver critical insights and enable effective actions. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including our Financial Services and Emerging Verticals, which includes Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections and Public Sector. Consumers use our solutions to view their credit profiles, access analytical tools that help them understand and manage their personal financial information, and take precautions against identity theft. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, and Asia.
Our addressable market includes the global data and analytics market, which continues to grow as companies increasingly recognize the benefits of data and analytics-based decision making, and as consumers recognize the important role that their data identities play in their ability to procure goods and services and prevent fraud. There are several underlying trends supporting this market growth, including the proliferation of data, advances in technology such as artificial intelligence (“AI”) that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. Leveraging our established position as a leading provider of information and insights, we have grown our business by expanding the breadth and depth of our data, strengthening our analytics capabilities, expanding into complementary adjacent and vertical markets, deepening our solution suite in areas such as fraud mitigation and marketing, building out our geographic portfolio, investing in technology infrastructure, and enhancing our global operating model. As a result, we believe we are well positioned to expand our share within the markets we currently serve.
Our solutions are based on a foundation of data assets across financial, credit, fraud, alternative credit, identity, phone activity, digital device information, marketing, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. Following our acquisition of Neustar, Inc. (“Neustar”) in December 2021, we recognized the opportunity to take advantage of Neustar’s capabilities to enhance and complement our cloud-based technology already under development. Neustar brought us the underlying technological foundation for OneTru, which has further enhanced our ability to deliver real-time, persistent identity resolution of disparate data fragments and attributes in a privacy compliant manner. Our modernized technology infrastructure allows us to efficiently integrate data collection, identity resolution, model development, decisioning, delivery and measurement to provide better insights to customers.
We leverage our differentiated capabilities to serve a global customer base across multiple geographies and industry verticals. We offer our solutions to business customers across industries, and our customer base includes many of the largest companies in the industries we serve. We sell our solutions to leading consumer lending banks, credit card issuers, alternative lenders, online-only lenders (“FinTechs”), Point of Sale (“POS”)/Buy Now Pay Later (“BNPL”) lenders, auto lenders, auto insurance carriers, cable and telecom operators, retailers, media companies, and federal, state and local government agencies. We have successfully leveraged our brand, expertise and solutions to build a leading presence in several high-growth international markets. Millions of consumers across the globe also use our data to manage their personal finances and take precautions against identity theft.

We believe we have an attractive business model that has recurring and diversified revenue streams, low capital requirements, significant operating leverage and strong and stable cash flows. The proprietary and embedded nature of our solutions and the integral role that we play in our customers’ decision-making processes have historically translated into high customer retention and revenue visibility. We deliver organic growth by growing our transactional volume, increasing our sales to existing customers, developing new solutions and gaining new customers. We have a diversified portfolio of businesses across the markets we serve, reducing our exposure to cyclical trends in any particular vertical, product or geography. We operate primarily on contributory data models in which we typically obtain updated information at little or no cost.
Our Evolution
We have established a track record of providing innovative solutions to businesses and consumers. Since our founding in 1968 as a provider of regional credit reporting services, we built a comprehensive and unique database of United States (“U.S.”) consumer information. We also strengthened our data, analytics and technology delivery capabilities and acquired complementary businesses to enhance our solutions. Leveraging our strengths in credit risk-oriented products and identity data, we also expanded our solution sets into complementary competencies such as fraud mitigation and marketing.
Globally, we have built and acquired credit reporting agencies in new geographies, establishing strong international footholds both emerging and mature markets while expanding the verticals we serve and solutions offered in these markets. We also expanded the reach of our consumer solutions both directly and by partnering with other market leaders and innovators.
As part of our continued evolution, we invested in several strategic initiatives to better serve our customers. These initiatives include:
•Growing our Data: We continue to invest in the breadth and depth of our data. We introduced the concept of trended data to provide the trajectory of a consumer’s risk profile, used public records data to enhance the scope of business issues we can address, incorporated alternative data into our databases to allow for a more comprehensive risk assessment of banked and unbanked consumers, and expanded our datasets to solve fraud mitigation and marketing use cases. We continue to improve the quality of our data, with a particular focus on foundational identity data, to provide deeper insights and create differentiated solutions for our customers.
•Expanding into New Verticals and Geographic Markets: We established and grew our presence in diversified verticals which consists of Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections and Public Sector. We expanded the reach of our consumer offerings by partnering with traditional and emerging providers, as well as adding identity protection and breach remediation offerings. We also diversified geographically by establishing a presence in attractive high-growth markets such as the Philippines and India, as well as investing in strategically important markets such as the United Kingdom (“U.K.”) and Canada.
•Broadening our Suite of Solutions: From our foundation in the credit risk space, we expanded into adjacent solution areas that can leverage our datasets and competencies, most notably fraud and marketing, which can be sold across verticals. In addition, we combined related point solutions into end-to-end product suites to enable deeper penetration into customer workflows and improve retention.
•Strengthening our Analytics Capabilities: We strengthened our analytics capabilities by leveraging modern technology and differentiated data assets, utilizing more advanced tools and expanding our analytics team. This has allowed us to create solutions that produce greater insights and more predictive results. Our strengthened analytics capabilities also shortened our time-to-market to create and deliver these solutions to our customers.
•Investing in our Technology: Technology is at the core of the solutions we provide to our customers. We continue to make significant investments to evolve our technology infrastructure by leveraging both internal and external resources. Our technology modernization will fundamentally transform our technology infrastructure by implementing a global cloud-based approach to streamline product development, increase the efficiency of ongoing operations and maintenance, and enable a continuous improvement approach. We also leverage the latest data and analytics technologies, enabling us to improve speed and increase our operational efficiency. Our significant ongoing investments allow us to organize and handle high volumes of disparate data, improve delivery speeds, provide better availability, strengthen product development capabilities and continuously enhance our information security measures. Neustar bolsters our identity resolution capabilities through its OneID platform, which serves as the foundation for our global solutions enablement platform, OneTru. Our technology also allows us to build and leverage capabilities across multiple geographies and industry verticals.
•Enhancing our Global Operating Model: We continue to enhance our business processes and capabilities to support our growth. We have structured our Global Solutions organization around key capabilities such as credit, fraud, marketing, analytics, communications, consumer solutions, and others, and staffed the teams with experienced leaders to develop and diffuse configurable platform solutions across our geographies and vertical markets. Our Global

Operations organization has centralized previously disparate functions, focusing on high-volume, repeatable activities that deliver consistent and predictable outcomes at speed. Our Global Technology, Data and Analytics organization has invested to further streamline our application ecosystem and optimize to more modern and services-oriented architecture. To address our customers’ needs, we hired additional industry experts, which has allowed us to create and sell new vertical-specific solutions. Our global sales force structure includes dedicated teams for our largest customers, shared sales teams for our mid-sized customers, and call center support teams for our smaller customers, which increases our sales teams’ effectiveness across our target markets.
As part of our Global Operating Model, we established our award-winning Global Capability Centers (“GCCs”) in 2018 to centralize, standardize and automate common work in locations with deep talent pools, which currently include India, South Africa and Costa Rica. In November 2023, our Board approved a transformation plan to optimize our operating model, which includes the transition of certain job responsibilities to our GCCs. In 2024, we transitioned additional job responsibilities to the GCCs which we expect will improve productivity, reduce costs, fund growth and optimize business processes. Our GCCs now represent approximately 42% of our global workforce supporting a wide range of functions.
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
•Proliferation of Digital Commerce: Increases in online commerce activity are creating new challenges and opportunities for businesses and consumers. Businesses seek data, analytics and insights to improve targeting precision and identity verification in these digital environments, in order to enable better consumer experiences. Additionally, consumers are seeking more frictionless digital experiences, while also facing heightened risk of of identity theft.
•Advances in Technology and Analytics Unlocking the Value of Data: Ongoing advances in data collection, storage and analytics technology, along with recent advancements in AI and machine learning contributed to the greater use and value of data and analytics in decision making. Businesses increasingly expect access to real-time data and analytics as well as solutions that fully integrate into their workflows. We believe sophisticated technology is critical for gaining and retaining business in the risk and information services industry.
•Greater Adoption of Data Solutions Across New and Existing Industry Verticals: We believe companies across industry verticals recognize the value of tailored risk information and analytical tools.
▪Financial Services: There is strong competition in the financial services space, with traditional financial services companies and consumer lenders competing against an increasing number of FinTechs and POS/BNPL lenders. FinTechs and POS/BNPL lenders provide access to credit in a fast and efficient manner by utilizing sophisticated risk assessment tools that leverage data, such as behavioral data, transactional data and employment and credit information. Traditional lenders are also increasing their use of these new solutions to grow their businesses, lower operating costs and better serve customers while addressing regulatory requirements.
▪Insurance: Consumers increasingly obtain quotes from multiple insurers in an effort to lower their costs. In response, insurers are seeking to improve the accuracy of their risk assessments and initial quotes. For example, insurance carriers use driver violation data to uncover offenses that will impact pricing earlier in the quoting process.
▪Other Emerging Verticals: We offer solutions in a diversified portfolio of other emerging verticals, which includes Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections, and Public Sector. In the Technology, Retail and E-Commerce, and Telecommunications verticals we offer data-driven solutions that address the entire customer lifecycle. In the Media vertical, our highly accurate consumer data helps companies improve their marketing investments, providing identity and audience solutions to reach the right consumers across digital channels. Our Tenant & Employment Screening vertical provides data and insights to make informed hiring, and rental decisions. In the Collections vertical, our solutions improve third-party collectors’ bottom line and help provide a quality customer experience by delivering actionable consumer insights and services. Our suite of solutions in the Public Sector vertical gives government agencies the superior data assets, analytics and security they need to manage compliance and boost services for the constituents they serve.
•Increasing Lending Activity in Emerging International Markets: Credit penetration, as measured by the proportion of credit active adults, is relatively low in emerging markets, such as India. As emerging market economies develop and mature, we expect favorable socio-economic trends, such as growing middle class and a significant increase in the use of financial services by previously under-banked consumers. We expect the populations in emerging markets to continue to become more credit active, resulting in increased demand for our services.
•Increased Management and Monitoring of Personal Financial Information and Identity Protection by Consumers: We expect demand for consumer solutions to rise with the increasing availability of real-time, free credit information as well as greater consumer awareness of the importance of understanding and monitoring their credit information and protecting their identity. We believe these trends will drive growth for our consumer business.
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
Innovative and Differentiated Solutions
We consistently focus on innovation to develop new and enhanced solutions that meet the evolving needs of our customers. We believe our specialized data, analytics, and solutions, our collaborative approach with our customers and our ability to serve the needs of different buyers across nearly all industries differentiates us from our competitors. Our solutions are often scalable across different customers, geographies and verticals. Several examples of our innovative and differentiated solutions include:
•TruVision Trended Credit Report (“CreditVision”): We continue to enhance our credit data by including new data fields, enriching values in existing data fields and expanding account history. Our enhanced credit data has been combined with hundreds of algorithms to produce CreditVision and TruVision Blended, the market-leading trended data and alternative data solutions that provide greater granularity and evaluate consumer behavior patterns over time. This results in a more predictive view of the consumer, increases the total population of consumers who can effectively be scored, and helps consumers gain improved pricing. We continue to focus on driving CreditVision penetration globally with a distinct opportunity for growth internationally.
•Point-of-Sale / Buy Now Pay Later: TransUnion remains at the forefront of the POS/BNPL credit reporting industry. The POS/BNPL team delivers reporting capabilities coupled with solutions through data and insights that support POS/BNPL demand. Solutions development is complete, and we are actively operationalizing the solution with furnishers over the coming months. We continue to partner closely with key POS/BNPL market leaders and regulators.
•TruIQ: TruIQ solutions are a suite of data science technologies and consulting services that empower businesses with the ability to create intelligent, custom-made models and data analysis to drive better decisions and strategies. Over the past two years, we have launched two TruIQ solutions that continue to gain momentum in the market: TruIQ Analytics Studio, which provides self-service access to TransUnion’s depersonalized archive credit data for portfolio valuation and risk management; and TruIQ Data Enrichment (“TDE”), which includes a proprietary linking application to connect businesses first- and third-party data with TransUnion credit data. As a result, customers can execute highly targeted marketing campaigns or conduct cost-benefit analyses when entering a new segment, without creating the risk of sensitive data leaving their private environments, relying on third-party data processors or manually linking and matching data. We are continuing to expand the TruIQ suite of solutions by enabling self-service experiences and connecting data analytics, decisioning, and marketing use cases. Most notably, we are in the process of launching our TruIQ Advanced Acquisition solution which is a TransUnion-hosted SaaS solution suite enabling self-service, end-to-end batch prescreen campaign creation and deployment. Working across the value chain from data collection to model deployment and decision execution, TruIQ Advanced Acquisition will empower data scientists to access and link data sets, as well as manage and deploy models; credit analysts to join marketing and credit audiences, and risk-score these audiences; and marketing managers to personalize and activate pre-screen offers across channels.
•TruAudience: Our Marketing Solutions suite offers advanced depth, breadth and sophistication of the marketing identity graph, leveraging new digital identity signals, such as in-home connected devices, and new matching models/algorithms that deepen the configurability of matched outcomes, and expanding always-on points of distribution to connect to more technology and media end-points. We have continued the expansion of audience creation tools and data availability, including an expanded set of available attributes and tools available to marketers for the rapid development and deployment of highly targeted audience segments. We are also focused on development of new identity-powered solutions leveraging a common identity and data management infrastructure to resolve and enrich identity via private-safe applications in the cloud. Last year, we released Native Identity in Snowflake, establishing the foundation for cloud native product expansion. We also launched TruAudience Identity integration with AWS Entity Resolution, which will bring advanced identity resolution capabilities to AWS customers.
•TruValidate: Our TruValidate solutions secure trust across channels and deliver friction-right experiences that empower businesses and consumers to safely and seamlessly transact in a digital world. TruValidate provides an enhanced suite of identity management, authentication, and fraud analytics solutions that protect businesses from fraud, increase acquisition rates and consumer loyalty, and optimize business operations. We continue to invest in innovative identity and fraud device proofing and authentication services and to expand our comprehensive consumer identity graph to translate the connections between personal and digital data into consumer trust decisions across their omni-channel journey. Over the past few years, Neustar has expanded our capabilities in the fraud space and enhanced our ability to provide superior consumer identity insights and make trust possible between businesses and consumers. TruValidate Integrated Solutions, our global fraud platform, brings together fraud solutions, machine learning/AI models and delivery via a single application program interface (“API”), all built on a modernized tech stack.
•TruLookup: TruLookup leverages proprietary data linking and matching capabilities across thousands of data sources to identify and provide insights on relationships among specific people, assets, locations and businesses. This allows us to offer enhanced due diligence, investigation, risk management, threat assessment, identity authentication, and fraud prevention and detection solutions. Our ongoing investment in data, analytics and innovation allows us to continue to help our customers improve critical aspects of their business and to expand our value proposition to serve additional use cases and verticals such as government, law enforcement, insurance and healthcare.
•TruEmpower Dashboard (“TED”): TED is an interactive, customer-branded dashboard that empowers consumers to take control of their credit and financial health by providing them with credit information and insights, identity protection information and interactive educational tools in a comprehensive, user-friendly format. Consumers are able to easily view their credit profiles, see how they have changed over time, receive alerts on key credit and identity information changes, set goals for reaching a desired score and simulate the impact of financial decisions on those goals, understand recommended actions to attain a desired score, and receive relevant offers for financial products.
•IdentityForce: IdentityForce is a solution from our acquisition of Sontiq, Inc. (“Sontiq”) that provides identity protection services to consumers, including credit report monitoring, dark web monitoring, identity restoration services and stolen fund disbursement, all in a flexible and user-friendly interface. Additional premium services include credit score simulators, bank monitoring, and reputation monitoring, among other features.
•TruContact Trusted Call Solutions (“TCS”): TCS is a solution suite that helps enterprises and communications providers reduce robocalling and spoofing, promote their brand, and improve call answer rates. Solutions include Caller Name Optimization, Robocall Mitigation, Certified Caller and Branded Call Display. TCS has continued to deliver outsized growth since our acquisition of Neustar. We have since launched two new Trusted Call Solutions products: Rich Call Data and Spoof Call Protection. Rich Call Data is an extension of Branded Call Display that displays a company’s logo and call reason. Spoof Call Protection is a call-blocking solution designed primarily for banks.
Technology Infrastructure
We continue to evolve our infrastructure and our capabilities to efficiently meet the needs of our business and consumer customers and have expanded and evolved our enterprise approach to technology and have made strides in shifting our infrastructure to a hybrid, multi-cloud environment. Our technology infrastructure allows us to continually improve our overall services to global businesses and consumers, while also increasing throughput, improving data matching, creating efficiencies, enhancing information security and lowering operating costs. Our technology gives us the ability to process, organize and analyze high volumes of data across multiple operating systems, databases and file types as well as to deal with both structured and unstructured data that changes frequently. We process billions of transactions on a daily basis. Because our data matching technology is able to interrelate data across disparate sources, industries and time periods, we believe that we are able to create differentiated datasets and provide our customers with comprehensive insights that allow them to better evaluate risk.
In February 2020, we announced Project Rise, a multi-phase initiative to fundamentally transform our technology infrastructure by implementing a global cloud-based approach. In November 2023, we announced our plans to leverage Neustar’s technology to standardize and streamline our product delivery platforms and build a single global platform for fulfillment of our product lines.
OneDev - Hybrid Public-Private Multi Cloud Infrastructure
Using the foundations of Neustar’s OneID platform, and cloud infrastructure from both Neustar and Project Rise, this new target-state architecture will consolidate disparate platforms acquired through past business acquisitions to unlock additional value from these assets. We will also reduce the number of applications that we built over the last decade of expansion and acquisitions, allowing for an enhanced security posture to meet all of our regulatory demands. By creating a single infrastructure operating system across on-premise private cloud and public cloud providers, we are creating a single control plane that will allow us to optimize our data center posture. This will allow us to drive operational efficiency through services rationalization to provide a consistent and standardized set of global services and capabilities across our technology landscape, creating capacity for product innovation. This will also improve developer experience through a unified operational control plane and self-service in the cloud and will provide a greater foundation for teams to manage their operational, security and financial risks.
OneTru - Solutions Enablement Platform
OneTru, our solutions enablement platform, will allow us to efficiently activate our assets and unlock value in a single, multilayered ecosystem. OneTru helps TransUnion create a unified approach that makes rapid innovation possible by enabling three key outcomes:
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
OneTru has become our centralized innovation hub. The platform standardizes key steps in transforming raw data into actionable intelligence, allowing our product specialists to focus on the last mile of customization needed to build innovative new products.
Key processes that OneTru is standardizing:
•At the data management layer, OneTru integrates our data assets in credit risk, marketing and fraud prevention into a unified environment. We embed compliance controls to separate our credit and non-credit data, with strong permissioning, providing data scientists with rapid access to our stores of proprietary and public data.
•At the identity layer, our identity graphs link and match our offline and online data together for a consistent view of consumer identity, helping customers to reliably resolve identities across product line and workflows. By participating in client workflow, we also receive a consistent feedback loop to strengthen our identity signal.
•At the analytics layer, we are utilizing common, next generation analytic tools both internally and to solve specific customer challenges. As new capabilities emerge – including evolving tools like AI – OneTru will allow us to deploy those capabilities rapidly and at scale.
•Finally, at the delivery layer, we are emphasizing consistent and more seamless delivery to our customers, providing easier upgrade, cross-sell and upsell cycles.
OneTru is already live and powering heritage Neustar products as well as our integrated identity graphs, our innovation labs and internal analytics environments, and new products like TruIQ Advanced Acquisition, TDE and TruValidate Integrated Solutions. We have made significant progress down a two-year path to migrate, refine and scale the platform. Over the course of 2024, we also modernized FactorTrust, our short-term lending credit bureau, to OneTru. The FactorTrust modernization serves as an end-to-end example of how OneTru can bolster our credit bureau capabilities across batch, online and analytics. In 2024 we took the foundational steps to migrate our core U.S. credit business to OneTru in 2025.

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
Leading Presence in Attractive International Markets
We have been operating internationally for over 30 years and have strong global brand recognition. Our strategic focus on attractive international markets spans both developed and emerging economies, resulting in a diversified global presence. We have a significant footprint in Canada, Latin America, the U.K., Africa, India and the Asia Pacific region. Our local senior management teams provide deep market insights and foster strong customer relationships. We have leveraged our brand, operating history, global footprint and technology infrastructure to establish new credit bureaus in several international markets, such as Canada in 1989, India in 2001 and the Philippines in 2011, and in 2024, we launched our credit bureau in Brazil. Once we establish a foothold in a region, our model involves expanding our service offerings within these markets and moving into adjacent emerging markets. For example, we have used our operations in Hong Kong to expand into other countries in the Asia Pacific region and to provide analytic scoring models in the Philippines, Singapore, Malaysia and Thailand. We have used our operations in South Africa to expand into neighboring African countries. We have also entered new markets through strategic acquisitions, including Brazil in 2011, Colombia in 2016, and the U.K. in 2018.
Proven and Experienced Management Team
Our senior management team has a proven track record of strong performance and significant expertise in the markets we serve, with decades of industry experience. We continue to attract and retain experienced management talent for our businesses. Our team has deep knowledge of the data and analytics sector and expertise across the various industries that we serve. Our team has overseen our expansion into new industries and geographies, while managing ongoing strategic initiatives including our significant technology investments and acquisition integrations. As a result of the sustained focus of our management team, we have been successful in consistently driving revenue and earnings growth, both organically and through acquiring and integrating businesses.
Our Growth Strategy
Enhance Underlying Data, Technology and Analytics Capabilities to Develop Innovative Solutions
As the demand for data and analytics solutions grows across industries and geographies, we will continue to expand the scope of our underlying data, including consumer identity, improve our tools and technology and enhance our analytics and technology solutions capabilities to provide innovative solutions that address this demand. With our insights and information, our customers can explore connections between people, businesses, assets and locations; identify assets, uncover inconsistencies and identify misrepresentations; and uncover evidence of financial distress.
With the unification of systems into OneTru, our solutions enablement platform, we will be able to help our customers meet their challenges more quickly and efficiently. We are also continuing to explore the use of machine learning, AI and deep learning in our data and analytics strategies.
Our continuous technology investments have also reduced the time to market for new solutions, accelerating the pace of innovation and allowing us to react quickly to customer requirements. In addition, these investments have improved and, we believe, will continue to improve efficiency, reliability, security and performance. One of our innovative, quickly enabled customer solutions is TDE, discussed further above, which enables customers to securely leverage TransUnion’s dataset matching and identity linking technology in their own data infrastructure. TDE enables customers to compliantly link their sensitive first-party data to TransUnion’s depersonalized consumer credit data and any additional third-party data to support contracted analytics use cases. This can all be done without requiring the customer’s data to leave their environment, increasing speed to actionable insights in a privacy compliant manner.

Further Penetrate Existing Industry Verticals with Current and New Solutions
We are a leading provider of risk and information solutions in several industry verticals today, including Financial Services and the verticals within our Emerging Verticals, which consist of Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections, and Public Sector. We believe there is significant opportunity for further growth within these industries by expanding the number of customers to whom we sell our current solutions as well as by creating innovative new solutions that we can use to grow our presence in these industries. We focus on developing new solutions that address evolving customer needs within our industry verticals. For example, we continue to combine related point solutions into end-to-end product suites to enable deeper penetration into customer workflows and improve retention. In order to more effectively address these opportunities, we have redeployed and reallocated our sales resources to focus either on new customer opportunities or on selling additional services and solutions to existing customers. In addition, we continue to selectively increase our number of specialized sellers with deep industry expertise. With our leading market positions, existing strong relationships across our verticals and with our consumer partners, we believe we have the opportunity to further penetrate our existing customer base and capture a strong proportion of their spending across the consumer lifecycle.
Extend Into New, Adjacent Industry Verticals
In addition to increasing penetration in industries where we have a substantial presence, we continue to extend our solutions to address customer needs across a variety of attractive industries. We believe that our capabilities allow us to quickly create and deliver solutions across industries and geographies, thereby driving scalable growth based upon our foundational information and analytics. We continue to target other verticals where we see opportunities to leverage our existing capabilities, including those acquired and expanded through our recent acquisitions, as discussed below.
Extend Further Into Fraud, Marketing and Identity Solutions
From our heritage in the credit risk space, we have expanded into adjacent solution areas that can leverage our datasets and competencies, most notably Fraud, Marketing, and Identity. These solutions have broad applicability across the customers that we serve, including in key verticals such as Financial Services, Insurance, Retail and E-Commerce, Media, and Public Sector. We have broadened these capabilities through acquisitions, most notably iovation, Inc. (“iovation”) in 2018 and three subsequent acquisitions in 2019 and 2020, to build out our Media vertical. In addition, our late 2021 acquisitions of Neustar and Sontiq add scale and broaden the scope of our Fraud and Marketing solutions, which are sold across verticals. Both Fraud and Marketing are critical to our expansion and diversification internationally and we have seen sizable growth in Fraud over the last few years in multiple markets, such as India.
Expand our Presence in Attractive International Markets
We believe international markets present a significant opportunity for growth. We have significant scale in some of the world’s fastest growing markets, such as India and Latin America, which positions us to take advantage of the favorable dynamics in these regions as their populations become more credit active. We leverage solutions developed in the U.S. and in our regions and deploy them to international markets, after localizing them to individual market requirements. For example, after launching CreditVision in the U.S., we have expanded our offerings with similar solutions globally. In markets where we have established a presence, we are expanding further into adjacent verticals, such as Insurance and Consumer Interactive, as well as complementary solutions, such as marketing and fraud. We intend to continue to expand into new geographic markets by forming alliances with financial services institutions, industry associations and other local partners, and by pursuing strategic acquisitions. Our recent acquisitions have also helped us expand our footprint in newer geographies. Across all our international expansion initiatives, we will continue to leverage our technology infrastructure to drive speed to market, scale and differentiation.
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

Pursue and Integrate Strategic Acquisitions
We have a strong track record of identifying and integrating our acquisitions and driving long-term value creation, and we will continue to maintain a disciplined approach to pursuing acquisitions. In January 2025, TransUnion announced the signing of two agreements to acquire a controlling financial interest in two businesses as follows:
•On January 15, 2025, TransUnion signed a definitive agreement to acquire majority ownership of Trans Union de Mexico, S.A., S.I.C. (“Trans Union de Mexico”), the consumer credit business of the largest credit bureau in Mexico, Buró de Crédito. TransUnion currently owns approximately 26% of Trans Union de Mexico, has held seats on its board of directors for over two decades, and serves as one of its technology providers. TransUnion has agreed to acquire an additional 68% from selling shareholders, including several of the largest banks operating in Mexico. After the transaction closes, which is expected by the end of 2025, TransUnion intends to leverage its global operating model to strengthen Trans Union de Mexico’s services in the Mexican market, including additional efforts to enhance technology, operations and information security. Mexico will also be added to our long-term roadmap to align our global technology under the OneTru solutions enablement platform. Mexico is a highly complementary addition to our leading global portfolio and the successful completion of the transaction would make us the largest player in Spanish-speaking Latin America.
•On January 8, 2025, TransUnion signed a definitive agreement to acquire U.K.-based Monevo, a credit prequalification and distribution platform from Quint Group Limited. TransUnion currently owns 30% of the equity interest in Monevo, has held a seat on its board of directors since October 2021, and also has a commercial agreement in place with Monevo. We exercised a call option obtained with our initial investment to acquire the remaining 70% of the equity interest in the company. Monevo enables comparison websites and other online brands known as publishers to embed highly personalized credit offers, predominately in the U.K. and U.S. markets, through centralized technology and decisioning infrastructure which integrates lenders and publishers, allowing them to deliver better outcomes for consumers searching for credit online. The transaction is expected to close by the second quarter of 2025.
Other recent acquisitions, which we have now integrated into our operations, include the following:
•April 2022: We acquired Argus Information and Advisory Services, Inc. and Commerce Signals, Inc. (collectively, “Argus”). We leverage the data provider consortium and proprietary and differentiated benchmarking datasets of these entities to provide more enhanced and holistic solution capabilities to our customers to make better and faster decisions that will help them more fully understand consumer behavior, increase financial inclusion, acquire new accounts, and improve fraud prevention, risk management and other solutions.
•December 2021: We acquired Neustar, whose solutions combine decision analytics with real-time identity resolution services driven by its OneID platform to enable customers to build better consumer experiences. The acquisition of Neustar provided immediate scale to our identity resolution services through Neustar’s large, well-established customer base. This acquisition has accelerated the growth of our identity-based solutions and has allowed us to expand our powerful digital identity capabilities through their distinctive data and analytics, enabling consumers and businesses to transact online with greater confidence.
•December 2021: We acquired Sontiq, whose solutions include identity monitoring, restoration, and response products and services to empower consumers and businesses to help proactively protect against identity theft and cyber threats. The acquisition of Sontiq enables access to an attractive new base of customers and consumers through a recurring subscription-based revenue model, and also complements and expands our Consumer Interactive solutions portfolio by providing valuable identity protection services for consumers.
Through these and many other acquisitions, we have significantly broadened our geographic footprint, increased the breadth and depth of our datasets, enhanced our services and deepened our industry expertise in our key verticals.
In addition to our acquisitions, we have also made several strategic minority investments over the years, which typically are accompanied by commercial agreements that allow us to develop, expand, and deepen relationships with innovative companies with promising technologies and capabilities. At times, our strategic investments have resulted in us acquiring controlling financial interests that we consolidate, including our initial investment in CIBIL, which is the core to our India region operations.

Segment Overview
During the first quarter of 2024, we reorganized our operations to merge our Consumer Interactive operating segment with our U.S. Markets operating segment. We manage our business and report our financial results in two reportable segments: U.S. Markets and International. We also report expenses for Corporate, which provides shared services and conducts enterprise functions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 1, “Significant Accounting Polices” and Note 19, “Reportable Segments,” for further information about our reportable segments.
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
We deliver our solutions across multiple industry vertical markets and report disaggregated revenue as follows:
Financial Services: The Financial Services vertical consists of our Consumer Lending, Mortgage, Auto and Cards and Payments lines of business. Our Financial Services customers consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our core products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification, and authentication and debt recovery solutions.
Emerging Verticals: Emerging Verticals include Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections, and Public Sector. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions, as well select market-specific solutions in Insurance and Telecommunications.
Consumer Interactive: The Consumer Interactive vertical offers solutions that help consumers manage their personal finances and take precautions against identity theft. Services in this vertical include credit reports and scores, credit monitoring, identity protection and resolution, and financial management for consumers. The vertical also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. With our acquisition of Sontiq, we added to our foundational credit monitoring solutions with a comprehensive set of identity protection offerings. Our Consumer Interactive vertical serves consumers directly through our own websites, as well as through channels.
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

International
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and technology solutions services and other value-added risk management services. We also have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, retail credit, insurance, automotive, collections, public sector, gaming, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer solutions similar to those offered by our Consumer Interactive vertical within our U.S. Markets segment to help consumers proactively manage their personal finances and take precautions against identity theft. We report disaggregated revenue of our International segment for the following regions:
Canada: We have operated in Canada since 1989 and are one of only two nationwide consumer reporting agencies in the Canadian market. We operate across multiple verticals in Canada with leading positions in financial services, insurance and consumer interactive and a strong and growing presence in emerging verticals like FinTech and telecom. Our Canadian customer base encompasses some of the largest companies in their verticals, including a majority of the top banks, credit card issuers, insurance companies and auto manufacturer lenders.
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
U.K.: In June 2018, we entered the world’s second largest credit market, the U.K., when we acquired Callcredit, the second largest consumer credit bureau in the U.K. Our U.K. business provides data, analytics and technology solutions to help businesses and consumers make informed decisions across a diverse group of industries and serves a broad set of customers including leading financial institutions and customers in other attractive, high-growth industries such as gaming, which serves online sports betting customers by offering identification and fraud and affordability solutions, FinTech and consumer interactive solutions consistent with those offered by our Consumer Interactive vertical within the U.S. Markets segment.
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
Asia Pacific: Our operations in Asia Pacific include markets such as Hong Kong, the Philippines, Thailand, and Singapore. Asia Pacific is a growing market with increasing demand for credit driven by a rising middle class that offers significant growth potential in analytics and technology solutions. We do business with many of the top financial institutions in the countries we serve. We have had a majority ownership interest in the principal consumer credit reporting company in Hong Kong since 1998. In partnership with leading credit card issuers in the Philippines, we launched the first consumer credit reporting agency in that market in 2011. We have also built credit risk scores for the National Credit Bureau of Thailand, in which we have a 12.25% ownership interest, the Credit Bureau of Singapore and the Credit Bureau of Malaysia. Our acquisitions of Argus and Neustar provided us an opportunity to grow our business footprint in the region.
Corporate
Corporate provides support services to each segment, holds investments and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to either of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.

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
In our U.S. Markets segment, our competition generally includes Equifax, Experian and LexisNexis, in addition to certain competitors with whom we only compete in specific industry verticals. For example, we compete with FICO in the Financial Services vertical, with Verisk Analytics, Inc. in the Insurance vertical, and with LiveRamp and Experian in the marketing solutions space. We also compete with LifeLock as well as personal finance websites in the Consumer Interactive vertical, some of whom offer free credit information.
In our International segment, we generally compete with Equifax and Experian directly or indirectly through their subsidiaries or investments. We also compete with other companies that may focus on a particular vertical, country or region.
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
Hardware + Cloud: Our technology infrastructure gives us the ability to organize and handle high volumes of disparate data, maintain and improve our delivery speeds, increase availability and enhance our product development capabilities, while at the same time lowering our overall cost structure. As announced in November 2023, we are investing in our technology to standardize and streamline our product delivery platforms and build a single global solutions enablement platform, OneTru, for fulfillment of our product lines.

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
Operating Model: We have established a core set of global operating principles built on common practices, community, tools and training. We have established technology Centers-of-Excellence that utilize similar tools and technology in order to provide scale and efficiency in modifying existing applications and developing new applications for our businesses. We deploy new development methodologies globally to enable rapid delivery of solutions and increase our speed-to-market. Our technology team includes both our own employees as well as additional resources from third-party providers. We hire top talent from global hubs, like India, where we are expanding our resources at all levels, including senior and executive leadership. In November 2023, we announced an operating model optimization program that has reduced our global workforce and transitioned certain job responsibilities to our GCCs, which we expect will improve productivity, save costs and fund growth, optimize business processes, and reduce our facility footprint.
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
Data Centers and Business Continuity
In order to create redundancy and increase resiliency, we utilize a hybrid public-private cloud infrastructure in all of our major markets. We generally employ similar technologies and infrastructures at backup sites to enable the optimal sharing of technical resources across geographies.
We maintain a governance framework for business continuity that includes a written policy and procedures requiring each business unit to identify and prepare continuity plans for critical functions. Our business units have procedures in place that are designed to maintain such processes in the event of a disruption. We also have specific disaster recovery plans that will take effect if critical infrastructure or systems fail or become disabled.
As part of our business continuity program, each business unit’s continuity plan is updated annually and stored in a centralized database. These plans are monitored and reviewed by our compliance team and tested annually using exercise scenarios in response to actual events. We also periodically confirm the state of preparedness of our most critical disaster recovery procedures. We maintain systems redundancy plans for our primary U.S. data centers that allow for the transfer of capacity between geographically disbursed environments in the event there is a failure of computer hardware or a loss of our primary telecommunications lines or power sources. On an enterprise basis, our systems are designed to recover most of our operational capacity in a scenario where our primary data centers become inoperable.
Security
The security and protection of personal data is TransUnion’s highest priority. TransUnion’s written information security program focuses on managing risk and is guided by global information security regulations and standards, including ISO/IEC 27001:2013, NIST CSF, PCI-DSS (as defined below), HIPAA (as defined below), and other international regulatory expectations in locations where we operate. Our information security program follows a risk-based approach that continuously evaluates threats, industry events and asset values to introduce enhancements when necessary. We deploy a wide range of physical and technical safeguards that are intended to provide security around the collection, storage, use, access and delivery of information we have in our possession or with our partners. These safeguards include firewalls, intrusion protection and monitoring, anti-virus and malware protection, vulnerability threat analysis, control validation, advanced persistent threat monitoring, forensic tools, encryption technologies, data transmission standards, contractual provisions, customer and partner credentialing, identity and access management, data loss prevention, access and anomaly reports and training programs for associates. We, along with other global financial services organizations, including U.S. nationwide consumer credit reporting companies, share cyber threat and attack information that may be targeted at our industry through our participation in forums such as the Financial Information Sharing and Analysis Council. These forums allow us to better understand and monitor our systems and our connectivity to our customers and partners, as well as how specific solutions that were implemented to protect against such attacks are performing. We undergo SSAE 18 and SOC2 reviews annually, and many of our major customers routinely audit our security controls. We conduct an annual Payment Card Industry Data Security Standard (“PCI-DSS”) compliance program and remain PCI-DSS certified for environments that have cardholder data. We regularly engage independent third-party organizations to evaluate TransUnion’s security program to conduct independent security assessments. See Part I, Item 1C, “Cybersecurity” for additional information.
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
We proactively manage our compliance with laws and regulations through a global legal, risk and compliance framework that is designed to ensure that enterprise standards are followed. Through the legal, risk and compliance functions, we provide training to our associates, monitor applicable and material laws and regulations, establish compliance policies, routinely review internal processes to determine whether business practice changes are warranted, assist in the development of new products and services, and regularly meet with principal regulators and legislators to ensure transparent engagement regarding our operations.

U.S. Data and Privacy Protection
Our U.S. operations are subject to numerous laws and regulations governing privacy, data security, consumer protection and the use of consumer credit information. Certain of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information. The laws and regulations that affect our U.S. business include, but are not limited to, the following:
•Fair Credit Reporting Act (“FCRA”)
◦The FCRA applies to consumer reporting agencies, including us, as well as data furnishers and users of consumer reports. The FCRA promotes the accuracy, fairness and confidentiality of information in the files of consumer reporting agencies that engage in the practice of assembling and evaluating consumer credit and other information relating to consumers for certain specified purposes. The FCRA limits what information may be reported by consumer reporting agencies, limits the distribution and use of consumer reports, establishes consumer rights to access and dispute their own credit files, includes provisions designed to prevent identity theft and assist fraud victims and victims of human trafficking, requires consumer reporting agencies to make a free annual credit report available to consumers and imposes many other requirements on consumer reporting agencies, data furnishers and users of consumer report information.
◦The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) amended certain parts of the FCRA to, among other things, require consumer reporting agencies to provide consumers an initial fraud alert for at least one year, establish a consumer’s right to place a free national security freeze that prevents consumer reporting agencies from disclosing the content of the consumer’s report to a lender, require consumer reporting agencies to provide additional credit protections and services to veterans and active-duty U.S. military consumers and mandate that consumer reporting agencies notify consumers of their right to a credit freeze and provide instructions on how to remove it.
◦Violation of the FCRA can result in civil and criminal penalties. Regulatory enforcement of the FCRA is under the purview of the Federal Trade Commission (the “FTC”), the Consumer Financial Protection Bureau (the “CFPB”) and state attorneys general, acting alone or in concert with one another. Many states have their own fair credit reporting laws, which may include more exacting requirements, if not preempted by FCRA.
•The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”): The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial products or services and provides the CFPB with authority to enforce those provisions. The CFPB has asserted broad regulatory authority and stated that its UDAAP authority may allow it to find statutory violations even where a specific regulation does not prohibit the relevant conduct, or prior published regulatory guidance or judicial interpretation has found the activity to be in accordance with law. Many states have enacted statutes that prohibit unfair and deceptive acts and practices, relating to, among other things, marketing, disclosures, subscriptions and billing practices within the state.
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
•Drivers’ Privacy Protection Act (the “DPPA”): The DPPA requires all states to safeguard certain personal information included in licensed drivers’ motor vehicle records from improper use or disclosure. The DPPA limits the use of this information sourced from U.S. state departments of motor vehicles to certain specified purposes and does not apply if a driver has consented to the release of their data. The DPPA imposes criminal fines for non-compliance and grants individuals a private right of action, including actual and punitive damages and attorneys’ fees. The DPPA provides a federal baseline of protections for individuals, and is only partially preemptive, meaning that except in a few narrow circumstances, state legislatures may pass laws to supplement the protections made by the DPPA. Many states’ laws are more restrictive than the federal law.
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
•Comprehensive State Privacy Laws: Eight states — California, Colorado, Connecticut, Montana, Oregon, Texas, Utah and Virginia — have enacted comprehensive privacy legislation, currently in effect, intended to provide consumers with greater transparency and control over their personal information by providing consumers in these states with certain rights regarding their personal information and by requiring businesses to make certain disclosures and take certain other acts in furtherance of those rights. These laws exempt practices and activities regulated by the FCRA, GLBA, HIPAA and DPPA, including our credit reporting business, but apply to other portions of our business that are not regulated by these laws. An additional five states — Delaware, Iowa, Nebraska, New Hampshire and New Jersey — have passed similar comprehensive privacy laws, which went into effect in January 2025. Six additional states — Indiana, Kentucky, Maryland, Minnesota, Rhode Island and Tennessee — have passed similar laws, which will go into effect over the course of 2025 and 2026.
•Washington My Health My Data Act; Nevada Consumer Health Data Privacy Law: Washington and Nevada have enacted laws that impose broad requirements on collecting, using, and selling consumer health information. These laws took effect in 2024.
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
We are also subject to U.S. federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, climate-related regulations and various employment laws. We continuously monitor U.S. federal and state legislative and regulatory activities that involve credit reporting, data privacy and security, and other relevant subjects to identify issues in order to remain in compliance with applicable laws and regulations.
International Data and Privacy Protection
We are subject to data protection, privacy and consumer credit laws and regulations in other jurisdictions where we conduct business. These laws and regulations include, but are not limited to, the following:
•Canada: The Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”) and substantially similar provincial laws govern how private sector organizations collect, use and disclose personal information in the course of commercial activities. The PIPEDA gives individuals the right to access and request correction of their personal information collected by such organizations. The PIPEDA requires compliance with the Canadian Standard Association Model Code for the Protection of Personal Information. Most Canadian provinces also have laws dealing with consumer reporting. These laws typically impose an obligation on credit reporting agencies to have reasonable processes in place to maintain the accuracy of the information, place limits on the disclosure of the information and give consumers the right to have access to, and challenge the accuracy of, the information. Quebec’s privacy law, which went into effect over the course of 2023 and 2024, made a number of notable changes to the province’s privacy laws, most notably increasing requirements on organizations seeking to transfer personal information outside of Quebec.
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
•European Union (“EU”): Our data management activities and the commercial solutions we make available to the European market are subject to the General Data Protection Regulation (“GDPR”). This law establishes significant data protection and privacy standards that empower European Union consumers to exercise significant control over their personal data. In addition to a litany of substantive provisions empowering consumers to limit how data may be used, GDPR also imposes operational, data processing, and other technical requirements with which we must comply. Failure to comply with any provision of GDPR could result in significant regulatory or other enforcement penalties.
•U.K.: Our U.K. operations are subject to the Data Protection Act 2018 and the Privacy and Electronic Communications Regulation (the “PECR”), which together govern the processing of personal data pertaining to U.K. citizens. Enforcement of data regulation and consumer privacy matters in the U.K. resides with the Information Commissioner’s Office, an independent body set up to uphold the rights of individuals in relation to the use of their personal data. The provision of credit referencing services in the U.K. is also a regulated activity that is authorized by the Financial Conduct Authority (the “FCA”). The FCA has regulated credit reference agencies since 2014 with the objectives of protecting consumers, protecting financial markets and promoting competition. TransUnion U.K. (previously Callcredit), Experian and Equifax were granted full FCA authorization in early 2016 and are therefore all required to follow the rules and principles issued by the FCA.
In 2018, the FCA introduced Open Banking which aims to improve customer experience and to increase competition in the banking sector. Consumers can share transaction data with third parties via APIs to identify best products and take up multi-bank products. As part of Open Banking, the Second Payment Services Directive allows merchants to retrieve a customer’s account data from their bank with their consent. The implementation of Open Banking platforms has increased the number of payment service providers available to consumers beyond traditional banks. TransUnion U.K. is an authorized information services provider under this regime.
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
•India: The Credit Information Companies Regulation Act of 2005 requires entities that collect and maintain personal credit information to ensure that it is complete, accurate and protected. Entities must adopt certain privacy principles in relation to collecting, processing, preserving, sharing and using credit information. Data protection is currently covered under provisions of the Information Technology Act of 2000 as well as regulations promulgated by the Reserve Bank of India. On August 9, 2023, India passed The Digital Personal Data Protection Act, which covers personal information. Regulations implementing this law are forthcoming.
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
•Brazil: The Brazilian General Data Protection Law (“LGPD”) went into effect on September 18, 2020. LGPD regulates the processing of personal information and imposes compliance obligations and sanctions comparable to those of GDPR. The sanctions provisions of the LGPD went into effect on August 1, 2021.

Artificial Intelligence Regulatory Framework
We use AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models (collectively, “AI Technologies”) for both internal business and in certain product offerings, and are therefore subject to a comprehensive set of laws and regulations governing the use and development of such technologies. These laws and regulations are rapidly evolving as many states and jurisdictions introduce new laws to ensure that AI is deployed responsibly. As we continue to enhance our capabilities, these laws and regulations impose additional compliance burdens on and guide our efforts to integrate AI Technologies into our business processes. The laws and regulations that affect our AI Technologies include the following:
•U.S. Federal and State Artificial Intelligence Legislation: In the United States, legislation related to AI Technologies has been introduced at the federal level and is advancing at the state level, including in California, Colorado and Utah. Further legislation is being considered in additional states and at the federal level, illustrating the evolving regulatory landscape in the United States.
•EU Artificial Intelligence Act (“EU AI Act”): The EU AI Act establishes a comprehensive governance framework for AI within the European Union and applies to companies that develop, use, and/or provide AI in the EU, imposing requirements related to transparency, conformity assessments, risk management, human oversight, and security. The majority of the substantive requirements will apply beginning in August 2026.
•Intellectual Property Laws: The protection of intellectual property, particularly in the context of AI and machine learning, is governed by a complex and evolving set of laws. These laws address issues such as patent rights for AI algorithms and the protection of proprietary technologies. Jurisdictions worldwide are grappling with how to apply traditional intellectual property laws to AI innovations, leading to ongoing discussions and litigation.
Other International Laws
Credit information and credit information companies have also become subject to, directly or indirectly, further governance regulations, such as those historically reserved for banks. We are also subject to various laws and regulations generally applicable to all businesses in the other countries where we operate.
Sustainability
We are dedicated to making meaningful, positive contributions to the world and the communities we serve. We are making an impact through our commitments to enabling life-changing access to credit in mature and emerging markets, and using trended data to help consumers improve their access to credit while doing good for people and the planet.
We focus our sustainability efforts on issues that we believe are important to our business and to our key stakeholders and conduct assessments from time-to-time to help us identify and assess the relative importance of various environmental, social and governance topics to our business. We plan to report our current efforts in our upcoming 2024 Global Impact Report, which for the avoidance of doubt is not incorporated herein by reference and should not be considered part of this report.
Climate Change
Climate change continues to be a key issue for companies worldwide. In 2021, we set two targets, to achieve operational net zero scope 1 and scope 2 greenhouse gas (“GHG”) emissions by 2025 and 30 percent reductions on leased real estate scope 3 emissions by 2030, using 2019 as a baseline. Currently, we consider our scope 2 GHG emissions to be those indirect emissions from our owned (as distinct from our leased) properties and leased sites within our operational control. In addition, we currently consider scope 3 GHG emissions to include leased real estate, other than leased real estate within our operational control and captured in our scope 2 GHG emissions, but our methodology may evolve in the future. We consider leased sites where TransUnion has sufficient influence over facilities to impact energy consumption and/or sourcing, as determined by an internal survey we conducted, to generally fall within operational control. Currently, we plan to achieve these reduction targets by utilizing renewable energy purchases, cloud migration, and our real estate consolidation strategy. In May 2023, TransUnion announced its partnership with Constellation Energy Corporation to support the production of new renewable energy in the United States. We anticipate that our 12-year contract with Constellation will help reduce carbon emissions associated with our energy use by more than 8,000 metric tons each year. For emissions that, in our determination, we are unable to reasonably avoid, we expect to mitigate our impact through annual carbon attribute purchases.
Human Capital Management
We employed approximately 13,400 employees as of December 31, 2024. Central to our long-term strategy is attracting, developing and retaining the best talent globally with the right skills to drive our success. Our Board of Directors (the “Board”)

receives regular updates on human capital topics such as employee retention, engagement and survey results, enterprise compliance, investigations and associate health and safety.
Other than certain employees in Brazil, none of our employees are currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.
We see our people as a source of strength and know that they are essential to our mission, innovation and growth. At TransUnion, we know that being able to draw from the largest feasible pools of talent helps us find the best people for our company’s needs. We strive to cultivate an exceptional workplace culture of belonging, respect and accountability, where anyone can reach their highest potential, regardless of demographic background, as we believe this is a critical component of continuing to deliver innovative products to consumers and customers.
Talent Acquisition and Retention
Our talent acquisition and retention strategy is multi-faceted. We aim to recruit the most qualified candidates and strive for a varied and well-balanced workforce.
We reward and support employees through competitive pay, benefits, and perquisite programs that allow employees and their families to thrive. Our benefit offerings are designed to meet the various and evolving needs of our workforce tailored to the businesses and geographies in which we operate.
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
Safety and Wellness
As TransUnion takes its efforts to maintain a safe work environment seriously, the health and well-being of associates, customers and visitors remains a top priority. We continue to follow important health and safety guidelines, and implement effective practices to minimize workplace risks.
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
•We are subject to significant competition in the markets in which we operate, and we may face significant competition in the new markets that we plan to enter.
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
•The CFPB has supervisory and examination authority over our business and may initiate enforcement actions with regard to our compliance with federal consumer financial laws. Actions by the CFPB or other regulators against us or our executives could result in increased operating costs, reputational harm, payment of damages and civil money penalties, injunctive relief and/or restitution, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
•We currently use, and will continue to invest in the use of, AI Technologies, which use is subject to a continuously evolving regulatory landscape. The evolving regulatory landscape may impact our use of AI Technologies, require additional compliance measures and changes to our operations and processes, which could result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
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
•Despite our current level of indebtedness, we may still be able to incur additional indebtedness. This could increase the risks associated with our substantial indebtedness.
•We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.
•Our stock price has recently been volatile, and may continue to be volatile and/or decline, regardless of our operating performance, and you may not be able to resell shares of our common stock at or above the price you paid or at all.
•Our business and operations are exposed to risks arising from developments and trends associated with climate change and other environmental and social matters, including risks associated with our own reporting or other initiatives.
•Anti-takeover provisions in our organizational documents might discourage, delay or prevent acquisition attempts for us that you might consider favorable.
•Our ability to pay cash dividends may be limited by the terms of our secured credit facility.
•There can be no assurance that we will repurchase shares pursuant to our share repurchase program consistent with historical amounts or at all.
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
Our largest customers, and therefore our business and revenues, are influenced by macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenue is concentrated among certain customers, industries, product offerings and in distinct geographic regions, primarily in the United States. Our 2024 revenue in our U.S. Markets Financial Services and Consumer Interactive verticals accounted for approximately 34% and 14%, respectively, of consolidated gross revenues, respectively. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. Our customer base suffers when financial markets experience volatility, liquidity issues and disruption, which has occurred in the past and which could reoccur, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and revenue. Changes in the macroeconomic environment have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. High inflation levels has a negative impact on our business by decreasing demand for credit due to slower consumer spending on non-essential goods and services and due to the Federal Reserve raising interest rates to combat inflation. Continued inflation and additional interest rate increases could further materially impact our business. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.
We are subject to significant competition in the markets in which we operate, and we may face significant competition in the new markets that we plan to enter.
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
Our Consumer Interactive vertical experiences competition from emerging companies. In the past several years, there has been an influx of other companies offering similar services to ours, free of charge. These developments have resulted in increased competition.
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
As a global consumer credit reporting agency and provider of risk and information solutions, we collect, store and transmit a large amount of sensitive and confidential consumer information on over one billion consumers, including financial information, personally identifiable information and protected health information. As such, we rely heavily on computer systems, hardware, software and technology infrastructure for both internal and external operations that are critical to our business. We face significant and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our systems and data including unintentional events and deliberate attacks by third parties or insiders, such as the exploitation of “bugs” or security vulnerabilities in software and hardware and sophisticated attack methods such as ransomware. Cyberattacks can take many forms, but they typically have one or more of the following objectives, among others:
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
The security and protection of non-public consumer information is TransUnion’s top priority. However, there can be no guarantee that the cybersecurity risk management program and processes for any company, including us and our service providers, will be fully implemented, complied with and effective at all times. We cannot assure you that our systems, databases and services will not be compromised or disrupted in the future, whether as a result of deliberate attacks by malicious actors, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, or natural disasters or other catastrophic events.
We have acquired, and may continue to acquire, companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. While we execute security due diligence in these transactions, it is possible that neither the acquired company nor TransUnion may identify every issue in a timely manner, which could cause impact or cyber concerns during the integration effort.
Highly publicized cybersecurity incidents have heightened consumer, legislative and regulatory awareness of cybersecurity risks. These events continue to embolden individuals or groups to target our systems more aggressively.
The preventive actions we take to address cybersecurity risk, including protection of our systems and networks, cannot sufficiently account for all threats or repel or mitigate the effects of all cyberattacks in the future as it is not always be possible to anticipate, detect or recognize all threats to our systems, or to implement comprehensive preventive measures against all cybersecurity risks. This is because, among other things:
•the techniques used in cyberattacks change frequently and are increasingly sophisticated, including due to attackers’ increasing use of AI, and may not be recognized until after the attacks have succeeded;
•cyberattacks can originate from a wide variety of sources, including sophisticated threat actors involved in organized crime, sponsored by nation-states, or linked to terrorist or hacktivist organizations; or
•third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users (such as through social engineering and phishing attacks).
In addition, given the nature of complex systems and services like ours, we have a large and ever-growing global attack surface comprised of numerous interconnected components, each with their own vulnerabilities and risks. While we have many security tools that we deploy across our infrastructure that actively scan our products and identify and track security vulnerabilities, we are unable to comprehensively guarantee that we can apply patches or ensure measures are in place to mitigate all such vulnerabilities before vulnerabilities can be exploited by a threat actor.
Unauthorized disclosure, loss or corruption of our data or inability of our customers to access our systems could materially disrupt our operations, subject us to substantial regulatory and legal proceedings (including class actions) and potential liability, result in a material loss of business and/or significantly harm our reputation.

We may not be able to timely address the consequences of a cybersecurity incident because a successful breach of our computer systems, software, networks or other technology assets could persist for an extended period of time before being detected due to, among other things:
•the breadth and complexity of our operations and the high volume of transactions that we process;
•the large number of customers, counterparties and third-party service providers with which we do business;
•the proliferation and increasing sophistication of cyberattacks;
•the possibility that a malicious third party compromises the software, hardware or services that we procure from a service provider unbeknownst to both the provider and to TransUnion; or
•the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.
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
For example, in January 2017, as part of a Consent Order entered into with the CFPB, we agreed among other things, to implement certain practice changes in the way we advertise, market and sell products and services offered directly to consumers. In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB, alleging that we failed to comply with and timely implement the January 2017 Consent Order (the “2017 Consent Order”), and further alleging additional violations related to TransUnion Interactive, Inc.’s marketing practices. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of our Consumer Interactive business, John Danaher, seeking restitution, civil money penalties, and injunctive relief, among other remedies, and alleging that the TU

Entities violated the 2017 Consent Order and engaged in deceptive acts and practices in marketing the TransUnion Credit Monitoring product, among other allegations. The CFPB further alleges that Mr. Danaher violated the 2017 Consent Order and that we and Trans Union LLC provided substantial assistance to TransUnion Interactive, Inc. in violating the 2017 Consent Order and the law. On February 5, 2025, the Court issued a stay in the proceedings at the CFPB’s request. As of December 31, 2024, we have an accrued liability of $56.0 million in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition.
In March 2024, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us related to our dispute handling practices and procedures. The NORA letter alleged that Trans Union LLC violated FCRA’s requirements to conduct a reasonable reinvestigation of disputed information and follow reasonable procedures to assure maximum possible accuracy of the information in consumer reports, and the Consumer Financial Protection Act’s prohibition of unfair, deceptive, and abusive acts or practices. On July 12, 2024, the CFPB Enforcement Division advised us that it had obtained authority to pursue an enforcement action against us seeking specific injunctive relief provisions and civil money penalties. Since that time, we have been engaged in active discussions with the CFPB regarding this matter, including that our ability to make proposed changes to certain dispute handling processes is dependent on the participation of other consumer reporting agencies, data furnishers and industry participants. Given recent changes in CFPB leadership, our engagement with the agency on this matter has paused. We cannot provide an estimate of when, or if, such engagement will resume. We further cannot provide assurance that the CFPB will not ultimately commence a lawsuit against us in this matter, nor are we able to predict the likely outcome of this matter, which could have a material adverse effect on our results of operations and financial condition. We are not able to reasonably estimate our potential loss or range of loss related to this matter.
See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 21, “Contingencies” for information regarding the CFPB matter.
Additionally, in March 2022, we received a NORA letter from the CFPB, alleging that our Tenant and Employment screening business, TransUnion Rental Screening Solutions, Inc. and Trans Union LLC violated the FCRA by failing to (i) follow reasonable procedures to assure maximum possible accuracy of information in consumer reports and (ii) disclose to consumers the sources of such information. On July 27, 2022, the CFPB’s Enforcement Division advised us that it had obtained authority to pursue an enforcement action jointly with the FTC. On October 5, 2023, we reached a settlement in the form of a Consent Order with the CFPB and the FTC regarding this matter, pursuant to which we agreed to pay $11.0 million in redress and $4.0 million in civil money penalties, which has been paid in full, and agreed to implement certain business process changes.
In August 2022, the TU Entities received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us following an investigation relating to potential violations of law related to the placement and lifting of security freezes resulting from certain system issues. We have corrected associated system issues and have processes in place to monitor and address issues going forward. On April 14, 2023, the CFPB’s Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On October 10, 2023, we reached a settlement in the form of a Consent Order with the CFPB regarding this matter, pursuant to which we agreed to pay $3.0 million in redress and $5.0 million in civil penalties, which settlement has been paid in full.
Recently, the consumer reporting industry has been subject to heightened scrutiny. If this trend continues, it could result in more regulatory and legislative scrutiny of the practices of our industry and additional regulatory enforcement actions and litigation, which could adversely affect our business and results of operations.
Our compliance costs and legal and regulatory exposure could increase materially if we are targeted by the CFPB for additional enforcement actions, or if the CFPB or other federal, state or local regulators enact new regulations, change regulations that were previously adopted, modify through supervision or enforcement past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted. For example, the CFPB recently issued guidance that indicates increased focus on consumer reporting agencies’ compliance with the accuracy and dispute obligations under FCRA with respect to rental information. Although we have committed resources to enhancing our risk and compliance programs, actions by the CFPB or other regulators against us or our current or former executives could result in increased operating costs, reputational harm, payment of damages and civil monetary penalties, injunctive relief and/or restitution, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the collection and use of this type of personal information. As a result, nineteen U.S. states have passed comprehensive privacy legislation intended to provide consumers with greater transparency and control over their personal information by providing consumers with certain rights, such as the right to know what personal information is being collected about them, and the right to access, delete, correct, or opt out of the sale of their personal information. The original California Consumer Privacy Act became effective in 2020, with amendments in the California Privacy Rights Act effective in 2023. Similar laws in Colorado, Connecticut, Utah and Virginia became effective over the course of 2023. Similar laws in Montana, Oregon and Texas became effective over the course of 2024. Similar laws in Delaware, Iowa, Nebraska, New Hampshire and New Jersey became effective in January 2025. Similar laws in Indiana, Kentucky, Maryland, Minnesota, Rhode Island and Tennessee will take effect over the course of 2025 to 2026. While these laws include specific exemptions for practices and activities regulated by the FCRA, the GLBA, HIPAA and the DPPA, including our credit reporting business, they apply to other portions of our business that are not regulated by these laws.
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
See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 21, “Contingencies” for information regarding our legal proceedings.
We currently use, and will continue to invest in the use of, AI Technologies, which use is subject to a continuously evolving regulatory landscape. The evolving regulatory landscape may impact our use of AI Technologies, require additional compliance measures and changes to our operations and processes, which could result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
We use AI Technologies throughout our business, and are making, and will continue to make, significant investments in this area. For example, we use AI Technologies to build, enhance and analyze predictive and prescriptive models for specific customers and to automate and improve the efficiency of our business internally. Additionally, the regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations.
In the United States, legislation related to AI Technologies has been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently finalizing regulations under the California Consumer Privacy Act regarding the use of automated decision-making. California also enacted 17 new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.
In Europe, on August 1, 2024, the EU AI Act came into effect, establishing a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply beginning in August 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach.
It is also possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies.
We have a comprehensive AI risk management framework that includes governance standards, risk assessments, and compliance measures designed to mitigate potential adverse consequences from AI Technologies. However, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. As such, these laws and regulations may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
Risks Related to Global Operations
Our ability to expand our operations in, and the portion of our revenue derived from, markets outside the United States is subject to economic, political and other inherent risks, which could adversely impact our growth rate and financial performance.
Over the last several years, we have derived a growing portion of our revenues from customers outside the United States, and it is our intent to continue to expand our international operations, including our recently announced planned acquisition in Mexico. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel internationally to expand our abilities to deliver differentiated services to our international customers. Expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. Moreover, the services we offer in developed and emerging markets must match our customers’ demand for those services. Due to price, limited purchasing power and differences in the development of consumer credit markets, there can be no assurance that our services will be accepted in any particular developed or emerging market, and we cannot be sure that our international expansion efforts will be successful. The results of our operations and our growth rate could be adversely affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
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
For example, in 2024, reported revenue from our International segment increased 10.7% including the impact of foreign currencies, or 11.7% on a constant currency basis which excludes the impact of foreign currencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Years Ended December 31, 2024, 2023 and 2022-Revenue-International Segment.” As we continue to expand our business, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could adversely affect our business, financial condition and results of operations.
We face geopolitical and other risks associated with our international operations, which could materially adversely impact our results of operations and our financial condition.
We conduct operations in over 30 countries and, in the fiscal year ended December 31, 2024, approximately 22.8% of our revenue was derived from our international operations, which subjects us to various risks inherent in global operations. We may conduct business in additional foreign jurisdictions in the future, which may carry operational risks. At any particular time, our global operations may be affected by local changes in laws, regulations, and political and economic environments, including inflation, recession, currency volatility, and competition, as well as business and operational decisions made by joint venture partners.
Furthermore, geopolitical dynamics caused by political, economic, social or other conditions in foreign countries and regions may impact our business and results of operations. Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could have a material adverse effect on our business, financial position and results of operations. The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war and other events (such as economic sanctions and trade restrictions) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition.
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
•difficulties associated with the implementation and maintenance of internal controls required pursuant to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), including over acquired businesses not previously subject to the requirements of the Sarbanes-Oxley Act;
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
We evaluate and may in the future divest certain assets or businesses that no longer fit with our growth strategy. Divestitures involve significant risks and uncertainties, including:
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
These risks could harm our business, financial condition or results of operations, particularly if they occur in the context of a significant acquisition or divestiture. In addition, changes in laws and regulations following a significant acquisition or divestiture could adversely impact our business, financial condition, results of operations and growth prospects. Additional acquisitions of businesses having a significant presence outside the United States will further increase our exposure to the risks of conducting operations in international markets.
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
As of December 31, 2024, the book value of our debt was approximately $5,147.2 million consisting of outstanding borrowings under Trans Union LLC’s senior secured credit facility. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:
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
Despite our current level of indebtedness, we may still be able to incur additional indebtedness. This could increase the risks associated with our substantial indebtedness.
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
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control as discussed above. Our total scheduled principal repayments of debt made in 2024 and 2023 were $48.9 million and $100.0 million, respectively. Our total interest expense for 2024 and 2023 was $265.2 million and $288.2 million, respectively. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing Trans Union LLC’s senior secured credit facility restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the covenants of the credit agreement governing our senior secured credit facility, TransUnion Intermediate Holdings, Inc., our wholly-owned subsidiary, is restricted from making certain payments, including dividend payments to TransUnion, subject to certain exceptions.
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
Risks Related to Ownership of Our Common Stock
Our stock price has recently been volatile, and may continue to be volatile and/or decline, regardless of our operating performance, and you may not be able to resell shares of our common stock at or above the price you paid or at all.
In the recent past, our stock price has been volatile and had declined due to a number of factors, including the deteriorating macroeconomic environment, changing expectations about our future revenue and operating results, and softening of the forward-looking guidance we have provided. The financial markets have at various times experienced significant price and volume fluctuations that have impacted the stock prices of many companies in the broader markets and in our industry in particular. These broad market and industry-specific fluctuations, as well as deteriorating macroeconomic conditions, could have a material adverse effect on our results of operations, financial condition and stock price. We reconcile the fair value of our reporting units to our market capitalization during our annual goodwill impairment test, which we conduct more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. A decrease in our market capitalization could be an indicator that one or more of our reporting units has a goodwill impairment.
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
Our business and operations are exposed to risks arising from developments and trends associated with climate change and other environmental and social matters, including risks associated with our own reporting or other initiatives.
There are inherent environmental, including climate-related, and social risks wherever business is conducted. Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may directly or indirectly disrupt our operations (including the productivity of our employees) or those of our suppliers or infrastructure on which we rely, require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition, or results of operations. Climate change may impact the frequency and/or intensity of such events, as well as contribute to chronic physical changes, such as shifting precipitation or temperature patterns or rising sea-levels, which may also impact our operations or infrastructure on which we rely. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Any significant failure, compromise, interruption or a significant slowdown of operations, whether as a result of climate change or otherwise, may impair the Company’s ability to deliver its products and services. Additionally, we expect to be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Such regulations and other expectations are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and cost of compliance as well as any associated litigation or enforcement risks. Changing market dynamics and other global and domestic policy developments also have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.
Finally, increased scrutiny regarding climate, human capital, and other practices and disclosures are likely to continue. Such increased scrutiny may result in increased costs, changes in demand, enhanced compliance or disclosure obligations, increased legal exposure or other adverse impacts on our business, financial condition or results of operations. While we have engaged and may engaged in the future in voluntary initiatives and reporting on environmental and social matters, such initiatives and reporting may be costly and may not have the desired effect. Many of our initiatives, including targets and disclosures, are informed by methodologies, standards, and data that continue to evolve, are subject to varying interpretations, and are often subject to factors outside of our control. As with other companies, our approach to such matters evolves over time as well, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. For example, there have been targeted efforts by certain parties, including policymakers, to reduce companies’ attention to environmental and social matters which may result in additional costs or complexities in navigating stakeholder expectations. Moreover, actions or statements that we may make based on expectations, assumptions, calculation methodologies or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. For example, there have been increasingly nuanced allegations against companies making significant environmental and social claims due to a variety of perceived deficiencies in disclosure, methodology, or performance, including as stakeholder perceptions of sustainability continue to evolve. Our approach to measuring and assessing our GHG emissions and establishing or pursuing targets for the reduction of our emissions, or other targets and metrics, may ultimately be deemed to be inconsistent with future regulatory requirements or best practices, or revised interpretations of existing requirements and standards. Even if this is not the case, our current actions may subsequently be determined to be insufficient or not aligned to best practices by various stakeholders. Our disclosures on these matters, a failure to satisfy evolving stakeholder expectations for environmental and social practices and reporting, a failure to successfully navigate competing stakeholder expectations, or a failure or perceived failure to meet our commitments or targets (including the manner in which we complete such initiatives) on our established timeline may potentially harm our reputation and impact relationships with investors. If our environmental and social practices, reporting and performance do not meet investor, consumer, or employee, or other stakeholder expectations, or are perceived as not meeting those expectations, our brand, reputation and customer retention may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters, which could adversely impact our business, financial condition or results of operations.

Anti-takeover provisions in our organizational documents might discourage, delay or prevent acquisition attempts for us that you might consider favorable.
Certain provisions of our third amended and restated certificate of incorporation and fifth amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
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
There can be no assurance that we will repurchase shares pursuant to our share repurchase program consistent with historical amounts or at all.
Our share repurchase program may change from time to time, and we may not repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend on several factors, including market and business conditions, applicable debt covenants, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any like-kind exchange transactions and other tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our Board may deem relevant from time to time. Repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance stockholder value.
General Risks
Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results from operations.
We have significant amounts of goodwill and intangible assets. On a regular basis, we evaluate our assets for impairment based on various factors, including actual operating results and expected trends of projected revenues, profitability and cash flows. As of December 31, 2024, our Consolidated Balance Sheet included goodwill of $5,144.3 million and other net intangibles of $3,257.5 million. We conduct a goodwill impairment test in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, we perform a quantitative impairment test for that reporting unit. Our quantitative impairment test consists of a fair value calculation for each reporting unit that combines an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. The quantitative impairment test requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows of each reporting unit are based on historical experience and internal operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to each reporting unit.
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
During the three months ended September 30, 2023, we identified a triggering event requiring an interim impairment assessment for our United Kingdom reporting unit, which resulted in a goodwill impairment of $414 million. The worsening macroeconomic conditions from inflationary pressures and rising interest rates increasingly impacted our United Kingdom business for the third quarter and the near-term outlook. Any future reduction to our forecasts of our reporting units, including the United Kingdom, may result in impairment that could have a material adverse effect on our business and financial results.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control’s objectives will be met. Because of the inherent limitations in all controls, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. Any failure to maintain or implement new or improved controls over financial reporting could result in material weaknesses or result in the failure to detect or prevent material misstatements in our financial statements, which could cause investors to lose confidence in our reported financial information and harm our stock price.
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
Consequently, significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, as well as changes in our business operations. Our future provision for income taxes could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes to our transfer pricing methodologies, changes in the valuation of our deferred tax assets and liabilities, including net operating losses, or changes in determinations regarding the jurisdictions in which we are subject to tax. In addition, we are subject to the examination of our income tax returns and other tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes and reserves for other taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in tax laws, or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition and results of operations.
The Organization for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting Pillar Two rules that impose a global minimum tax rate of 15% among other OECD initiatives. Numerous countries enacted legislation effective as of January 1, 2024 with general implementation of a global minimum tax by January 1, 2025. We expect to have an increase in our effective tax rate in 2025 and will continue to closely monitor evolving legislation and guidance that could change our current assessment.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
Our Information Security program is led by a global-level Information Security Department that develops our security policies, standards and procedures guided by the ISO/IEC 27001:2022 principles and aligned to the Center for Internet Security controls. We seek to evolve our approach to protect against increasing and changing security threats around the world.
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
•global associates with access to information technology systems in more than 30 countries and territories across North America, Latin America, Europe, Africa, India and Asia Pacific who receive a combination of general and targeted training to help keep Information Security top of mind;
•a cybersecurity incident response plan and Security Operations Center for responding to cybersecurity incidents; and
•a third-party security risk management process for key service providers based on their respective roles and risk profiles.

We have not identified incidents from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, could be reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Refer to Part I, Item 1A “Risk Factors” for risks related to cybersecurity.

Cybersecurity Governance

Key Information Security risks are overseen by our Security and Technology Risk Committee (the “STRC”), which escalates significant issues to our Enterprise Risk Management Committee (“ERMC”). The STRC, which is co-chaired by the Chief Technology, Data & Analytics Officer and the Chief Information Security Officer (“CISO”), is responsible for overseeing key risks related to technology and information security for the global enterprise. The STRC provides oversight to ensure key risks related to technology and information security have appropriate controls and mitigations in place. The STRC also oversees associated policies, projects and programs for enterprise risk assessments related to technology and information security. The ERMC is chaired by the Chief Risk & Compliance Officer, and includes the Chief Executive Officer, his direct reports and other key function heads or senior subject matter experts, including the CISO.
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
Our CISO reports quarterly to the Risk and Compliance Committee and leads the Company’s overall cybersecurity function. The Risk and Compliance Committee receives reports from our CISO on key security topics, which may include, among other things, the cybersecurity risk landscape, our cyber risk management program activities and significant cybersecurity incidents. The Board receives quarterly reports from the Chair of the Risk and Compliance Committee with applicable updates on the Company’s cybersecurity risk landscape, and briefings on our cyber risk management program and significant cybersecurity incidents. The CISO and/or the Chief Legal Officer also periodically present to the Board on cybersecurity topics that impact public companies.
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
Our CISO is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our CISO has primary responsibility for leading our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our CISO has significant global experience in managing and leading information technology and cybersecurity teams. Our CISO has over 20 years’ experience in the technology and security fields, including over 10 years in executive security leadership roles. Our CISO and senior members of the cybersecurity team also participate in both private and public knowledge shares, including maintaining ongoing relationships with government and non-public entities.
ITEM 2. PROPERTIES
Properties
Our corporate headquarters and main data center are located in Chicago, Illinois in an office building that we own. As of December 31, 2024, we lease space in over 110 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonably terms for future expansion.
ITEM 3. LEGAL PROCEEDINGS
See Part II, ITEM 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 21, “Contingencies” for information regarding our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers, and their positions and ages as of February 13, 2025, are set forth below:

Name	Age	Position
Christopher A. Cartwright	59	President & Chief Executive Officer and Director
Venkat Achanta	52	Executive Vice President, Chief Technology, Data & Analytics Officer
Todd M. Cello	49	Executive Vice President, Chief Financial Officer
Steven M. Chaouki	52	President, U.S. Markets
Timothy J. Martin	54	Executive Vice President, Chief Global Solutions Officer
Susan W. Muigai	55	Executive Vice President, Chief Human Resources Officer
Heather J. Russell	53	Executive Vice President, Chief Legal Officer
Todd C. Skinner	55	President, International
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
Mr. Cartwright earned his bachelor's degree in business administration and a master's in public accountancy from The University of Texas at Austin. He serves on the Board of Directors of P33 Chicago and the Board of Trustees of the Griffin Museum of Science and Industry.
Venkat Achanta has served as Executive Vice President, Chief Technology, Data & Analytics Officer for TransUnion since July 2023. Along with leading TransUnion’s unified data strategy and the data science function across the organization, Mr. Achanta is responsible for all aspects of the Company’s technology, including strategy, security, product engineering, operations, infrastructure and delivery of solutions that support TransUnion’s global information systems. He previously held the role of Executive Vice President, Chief Data & Analytics Officer from February 2022 to July 2023. Mr. Achanta previously served as Executive Vice President and Chief Data & Technology Officer of Neustar, Inc., where he led data science, data strategy and technology teams across the company. While at Neustar, he helped lead the creation of the OneID platform and technology transformation across all products.
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
Steven M. Chaouki has served as the President, U.S. Markets since May 2019. U.S. Markets provides consumer reports, actionable insights and analytics to businesses and consumers.
He previously held the role of Executive Vice President, Financial Services from 2013 until May 2019, responsible for the Company’s financial services business, which provides solutions to banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs and other consumer lenders in the United States. Before joining TransUnion, Mr. Chaouki held roles at HSBC in card/retail services and auto finance. Mr. Chaouki has served on the board of MAIA Biotechnology, Inc. (NYSE American: MAIA) since 2021, where he is a member of the Audit Committee.
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
Prior to joining TransUnion in September 2009, Mr. Martin was President and Chief Operating Officer of HSBC Auto Finance where he had direct profit and loss responsibility for all strategy, business development, sales, marketing, pricing, risk management, underwriting operations, customer service and collections. Prior to joining HSBC, he was a consultant with Booz Allen Hamilton (now PWC Strategy&) from 1998 to 2003, and senior marketing analyst with American Airlines from 1992 to 1996. Mr. Martin serves on the non-profit board of the Child Rescue Coalition.
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
Ms. Muigai brings deep expertise in talent strategy with an extensive background in global HR, human capital management, organizational leadership, diversity and inclusion, legal and compliance, business transformation, communications and more. She previously spent 16 years at Walmart, based in the U.S., Canada and India, serving as Senior Vice President, People from March 2020 to September 2021, Executive Vice President People/Corporate Affairs, Walmart Canada from August 2016 to August 2020, Senior Vice President People, Walmart Canada from January 2016 to July 2016, Vice President People, Walmart Canada from February 2015 to December 2015, Vice President, International Real Estate and Vice President International Real Estate, Walmart International Real Estate from March 2014 to February 2015, Senior Vice President Legal, General Counsel & Chief Ethics Officer, Walmart India from November 2012 to March 2014, Vice President Audit, Walmart Canada from September 2009 to October 2012, and Senior Director, Risk Management, Walmart Canada from June 2005 to September 2009.
Ms. Muigai earned her Bachelor of Law from the University of Windsor in Canada, and her Master of Law in International Business from the University of London. She serves on the board of directors of Coursera, Inc. (NYSE: COUR) and Breakfast Club of Canada.
Heather J. Russell is Executive Vice President, Chief Legal Officer of TransUnion. Ms. Russell is an accomplished legal executive with more than 25 years of diverse experience across the global financial services and technology sectors. She is responsible for legal, risk, compliance, government and regulatory relations, corporate governance, consumer privacy, business continuity and sustainability functions for TransUnion and its subsidiaries around the world. Prior to joining the Company in 2018, Ms. Russell served as: Executive Vice President, Chief Legal Officer and Corporate Secretary at Fifth Third Bank; Managing Director and Global Head of Public Policy and Regulatory Affairs at Bank of New York Mellon; and as Senior Vice President and Associate General Counsel at Bank of America. She also spent eight years at Skadden in Washington, D.C. and London focused on bank regulatory issues, financial services, corporate finance, and mergers and acquisitions.
Ms. Russell earned her B.A. from the College of William & Mary and her J.D. with honors from American University’s Washington College of Law, where she received the Outstanding Graduate Award. Ms. Russell serves on the board of directors of the U.S. Chamber of Commerce, the world’s largest business organization. She is also on the boards of Illinois Legal Aid –where she serves on the Fund Development Committee – and the Chicago Council on Global Affairs, where she serves on the Executive Committee and chairs both the Nominating and Governance Committee and the Council’s CEO Search Committee.
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
Holders of Record
As of January 31, 2025, we had 8 stockholders of record. We have a greater number of beneficial owners of our stock who own their shares through brokerage firms and other nominees.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	10,847	$103.45	—	$166.5
November 1 to November 30	3,862	116.36	—	$166.5
December 1 to December 31	709	95.20	—	$166.5
Total	15,418	$106.30	—

1.Represents shares that were repurchased from employees for withholding taxes for share-based awards pursuant to the Company’s equity compensation plans.
On February 11, 2025, our Board authorized the repurchase of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason and the share repurchase program does not have an expiration date. Any repurchased shares will be retired and returned to the status of authorized but unissued shares of the Company. This new share repurchase authorization replaces all previous authorizations.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of TransUnion under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison of cumulative total shareholder return for the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financials Index. The graph assumes that $100 was invested at market close on December 31, 2019, in each of the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financial Index. The cumulative total returns for the Russell 3000 and the Dow Jones U.S. Financial Index assume reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. RESERVED
Reserved.

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
References in this discussion and analysis to the “Company,” “we,” “us,” and “our” refer to TransUnion and its direct and indirect subsidiaries, including TransUnion Intermediate Holdings, Inc. and Trans Union LLC.
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
We provide solutions that enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, and mitigate fraud. Businesses embed our solutions into their process workflows to deliver critical insights and enable effective actions. Consumers use our solutions to view their credit profiles, access analytical tools that help them understand and manage their personal financial information, and take precautions against identity theft. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services, Emerging Verticals and Consumer Interactive. Emerging Verticals consists of Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections, and Public Sector. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India, and Asia Pacific.
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
Segments
As discussed in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statement,” Note 1, “Significant Accounting Policies,” during the first quarter of 2024, we reorganized our operations to merge our Consumer Interactive operating segment with our U.S. Markets operating segment. In addition, we changed the responsibility for certain international operations previously managed within the U.S. Markets segment to certain regions within the International segment. We now report two operating segments, U.S. Markets and International, which are consistent with our reportable segments, and reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker (“CODM”) assesses the Company’s performance. The reporting of certain revenue from the acquisition of Argus, which was previously reported within our Financial Services vertical, is now reported in Emerging Verticals in the U.S. Markets operating segment. While this change does not impact our operating segments, it does impact our disaggregated revenue disclosures. See Part II, Item 8 “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statement,” Note 19, “Reportable Segments” for additional information about our operating segments.

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
Corporate
Corporate provides support services for each of the segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to either of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
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
During 2024, the U.S. economy and labor market remained resilient, with solid GDP growth, rising but still low unemployment, growing real wages and the easing of inflation. The U.S. Federal Reserve maintained higher interest rates into September, which had the effect of slowing aggregate demand, resulting in slower jobs growth and a mild increase in unemployment levels. Higher interest rates have also slowed demand for consumer loans and auto loans, and have had a more pronounced impact on the housing sector, where higher borrowing rates impact both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. The slowdown in demand and job growth, along with lower inflation, prompted the U.S. Federal Reserve to begin lowering interest rates at the end of the third quarter and into the fourth quarter of 2024, with three consecutive rate cuts totaling 100 basis points. These rate cuts could spur renewed consumer confidence to borrow as well as increased demand for rate-sensitive lending products, in particular mortgage loans to the extent that mortgage rates decline in tandem with a lower federal funds rate. However, mortgage rates are not directly tied to the federal funds rate but instead are tied to the 10-year Treasury rates, which rose roughly 100 basis points as of the end of 2024 after hitting a one-year low in September 2024 due to renewed market concerns over inflation. As a result, 30-year mortgage rates remained elevated at year-end, which continues to suppress activity in the housing sector. During 2024, the U.K. also began to show some initial signs of improvement driven by falling inflation and moderate growth in other economic indicators, though macroeconomic challenges impacting credit markets remain in this region. Foreign central banks, including in Canada and Europe, have also begun to lower rates, which we expect will increase demand for rate-sensitive lending products. These dynamics impact the comparability of our results of operations, including our revenue and expense, between the periods presented below.
The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations and financial condition, including the carrying value of our long-lived assets such as goodwill and intangible assets.
Effects of Inflation
We believe that elevated levels of inflation have had, and will continue to have, a negative impact on our business and results of operations, including decreased demand for our services. The U.S. Federal Reserve and several international central banks have begun lowering interest rates in response to significant reductions in inflation levels from peak levels in 2022 and 2023, and have indicated that further interest rate reductions in the future are likely. In the U.S., inflation expectations remain elevated as the labor market remains strong and economic growth resilient, easing pressures on the Federal Reserve to continue lowering rates in 2025, while markets assess the potential implementation and impact of policies of the new administration on inflation. Meanwhile, rates that remain elevated relative to historic levels may result in depressed consumer spending on non-essential goods and services, and consequently lower demand for credit, which could have a material adverse impact on various aspects of our business in the future.
Developments that Impact Comparability Between Periods
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:
Transformation Plan
On November 12, 2023, our Board approved a transformation plan to optimize our operating model and continue to advance our technology. We expect to recognize one-time pre-tax expenses associated with this transformation plan of $355.0 to $375.0 million from the fourth quarter of 2023 through the end of 2025. All pre-tax expenses will be cash expenditures, other than approximately $15.0 million of non-cash, facility exit costs. In addition, capital expenditures were 8% of revenues in 2024, below our prior expectation of 9%, driven by more efficient spend throughout the year in addition to higher revenues, and we expect capital expenditures to remain at 8% for 2025 due to investment in our technology infrastructure in connection with this transformation plan. Upon completion of this program, we expect to generate annual savings of $120.0 to $140.0 million and reduce our capital expenditures from 8% of revenue to 6%, based on 2023 revenue. During the year ended December 31, 2024, we realized annualized savings of approximately $85.0 million from the transformation plan. The following summarizes initiatives under the transformation plan.
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
•The incremental investment to advance our technology is the final phase of our accelerated technology investment. We expect to incur one-time pre-tax expenses of $150.0 to $160.0 million, including approximately $65.0 million in 2024 related to the final year of Project Rise, and approximately $90.0 million of incremental expenses during 2024 and 2025 to streamline our product delivery platforms, and leverage the cloud-based infrastructure being established with Project Rise. The accelerated technology investment will fundamentally transform our technology infrastructure by implementing a global cloud-based approach to streamline product development, increase the efficiency of ongoing operations and maintenance, enable a continuous improvement approach, and provide a single global platform for fulfillment of our product lines. Project Rise was announced in February 2020 and expanded in February 2022, and completed in 2024 with a total estimated expense of approximately $240.0 million, including the approximately $65.0 million to be incurred in 2024, as discussed above.
We have incurred cumulative expenses associated with the operating model optimization program of $172.4 million through December 31, 2024, comprised of restructuring expenses related to employee separation costs and facility exit charges as well as other business optimization expenses. We have accrued liabilities for the payment of employee separation costs of $13.8 million as of December 31, 2024. We have incurred cumulative costs for the final phase of our accelerated technology investment of $84.2 million through December 31, 2024. The remaining costs associated with the operating model optimization program and final phase of our accelerated technology investment will be incurred in 2025. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statement,” Note 11, “Restructuring” for additional information about our restructuring expenses and “Results of Operations – Non-GAAP Measures” for additional details of the composition of these expenses.
Debt
On December 12, 2024, we executed Amendment No. 24 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan B-9 with an aggregate principal amount of $1.9 billion, the proceeds of which were used to repay in full Senior Secured Term Loan B-7. In addition, we increased the principal on Senior Secured Term Loan B-8 by $425.0 million and used the increase in proceeds to repay a portion of Senior Secured Term Loan B-5. In connection with this refinancing, we incurred related financing fees and expenses.
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

On October 27, 2023, we executed Amendment No. 21 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan A-4 with an aggregate principal amount of $1.3 billion, the proceeds of which were used to repay Senior Secured Term Loan A-3 in full, repay $300.0 million of Senior Secured Term Loan B-6, and pay the related financing fees and expenses. In addition, we increased the borrowing capacity on the Senior Secured Revolving Credit Facility from $300.0 million to $600.0 million.
In the second, third, and fourth quarters of 2024, we prepaid $80.0 million, $25.0 million, and $45.0 million, respectively, for a total of $150.0 million, of our Senior Secured Term Loan B-5, funded from cash-on-hand. In each of the first three quarters of 2023, we prepaid $75.0 million, and in the fourth quarter of 2023 we prepaid $25.0 million, for a total of $250.0 million in 2023, of our Senior Secured Term Loan B-6, funded from cash-on-hand. During the first quarter of 2022 we prepaid $400.0 million, and in the fourth quarter of 2022 we prepaid $200.0 million, for a total of $600.0 million in 2022, of our Senior Secured Term Loan B-6, funded from cash-on-hand. These transactions affect the comparability of interest expense between years, as further discussed in “Results of Operations – Non-Operating Income and (Expense) – Interest Expense” below.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1.1 billion that amortizes each quarter beginning the first quarter 2025. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
Legal Matters
In October 2023, we agreed to settle two matters with federal regulators for a total of $23.0 million. On October 5, 2023, we reached a settlement in the form of a Consent Order with the CFPB and the FTC pursuant to which we agreed to pay $11.0 million in redress and $4.0 million in civil money penalties in connection with alleged violations under the FCRA related to our tenant and employment screening business. On October 10, 2023, we reached a settlement with the CFPB in the form of a Consent Order pursuant to which we agreed to pay $3.0 million in redress and $5.0 million in civil money penalties in connection with alleged violations of law in connection with the placement and lifting of security freezes resulting from certain system issues. Both of these settlements were paid in 2023.
On April 12, 2022, after failed settlement negotiations with the CFPB regarding the CFPB’s allegations that we failed to comply with and timely implement the 2017 Consent Order and further allegations of additional violations related to TransUnion Interactive, Inc.’s marketing practices, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. and our former President of Consumer Interactive. During 2022, we recorded an incremental $29.5 million of expense related to this matter. As of December 31, 2024 and 2023, we have an accrued liability of $56.0 million in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements,” Note 21, “Contingencies,” for further information about this matter.
Goodwill Impairment
During the third quarter of 2023, we identified a triggering event requiring an interim impairment assessment for our United Kingdom reporting unit, which resulted in a goodwill impairment of $414.0 million, as discussed in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 6, “Goodwill.”
Acquisitions and Divestitures
On April 8, 2022, we acquired 100% of the equity of the entities that comprised Verisk Financial Services (“VF”). We retained the core businesses of Argus and, as discussed further below, divested the remaining non-core businesses on December 30, 2022. Argus provides financial institutions, payments providers, and retailers worldwide with competitive studies, predictive analytics, models, and advisory services. The results of operations of Argus are included in the U.S. Markets segment in our Consolidated Statements of Operations since the date of the acquisition. We classified the results of operations of the non-core businesses as discontinued operations, net of tax, in the Consolidated Statements of Operations since the acquisition in April 2022. Upon the sale of the non-core businesses in December 2022, we received total proceeds of $173.9 million, consisting of $103.6 million in cash, and a note receivable with a face value of $72.0 million and a fair value of $70.3 million on the date of sale, and recognized a $7.5 million gain which is included in discontinued operations, net of tax. We finalized the sale price of the non-core businesses in the third quarter of 2023 and recorded a $0.5 million reduction of the gain on sale included in discontinued operations, net of tax. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 2, “Business Acquisitions” and Note 3 “Discontinued Operations,” for additional information.

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
Cost of Services
Costs of services includes data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and data center costs.
Selling, General and Administrative
Selling, general and administrative includes personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and facilities expenses.
Goodwill Impairment
Goodwill impairment relates to the impairment of our United Kingdom reporting unit, as discussed above.
Restructuring
Restructuring relates to the operating model optimization program announced in November 2023.
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

Results of Operations—Years Ended December 31, 2024, 2023 and 2022
(Tabular amounts in millions, except per share amounts)
For the years ended December 31, 2024, 2023 and 2022, our results of operations were as follows:

	Years Ended			Change
	December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
Revenue	$4,183.8	$3,831.2	$3,709.9	$352.6	9.2%	$121.3	3.3%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	1,673.3	1,517.3	1,385.1	155.9	10.3%	132.2	9.5%
Selling, general and administrative	1,239.3	1,171.6	1,179.4	67.7	5.8%	(7.8)	(0.7)%
Depreciation and amortization	537.8	524.4	519.0	13.3	2.5%	5.4	1.0%
Goodwill impairment	—	414.0	—	(414.0)	(100.0)%	414.0	nm
Restructuring	66.8	75.3	—	(8.5)	(11.3)%	75.3	nm
Total operating expenses	3,517.1	3,702.7	3,083.5	(185.6)	(5.0)%	619.1	20.1%
Operating income	666.7	128.5	626.3	538.2	nm	(497.8)	(79.5)%
Non-operating income and (expense)
Interest expense	(265.2)	(288.2)	(230.9)	23.0	(8.0)%	(57.3)	24.8%
Interest income	28.5	20.7	4.7	7.8	37.7%	16.1	nm
Earnings from equity method investments	18.3	16.3	13.0	2.0	12.3%	3.3	25.4%
Other income and (expense), net	(47.1)	(22.7)	(30.0)	(24.4)	nm	7.3	(24.3)%
Total non-operating income and (expense)	(265.5)	(273.9)	(243.3)	8.3	(3.0)%	(30.6)	12.6%
Income (loss) from continuing operations before income taxes	401.1	(145.3)	383.0	546.5	nm	(528.4)	nm
Provision for income taxes	(98.8)	(44.7)	(118.9)	(54.1)	nm	74.2	(62.4)%
Income (loss) from continuing operations	302.3	(190.1)	264.1	492.4	nm	(454.2)	nm
Discontinued operations, net of tax	—	(0.7)	17.4	0.7	(100.0)%	(18.1)	nm
Net income (loss)	302.3	(190.8)	281.5	493.1	nm	(472.3)	nm
Less: net income attributable to noncontrolling interests	(18.0)	(15.4)	(15.2)	(2.6)	16.9%	(0.2)	1.3%
Net income (loss) attributable to TransUnion	$284.4	$(206.2)	$266.3	$490.5	nm	$(472.4)	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Revenue
For 2024, revenue increased $352.6 million, or 9.2%, compared with 2023, due primarily to growth in both segments, partially offset by a decrease of 0.1% due to the impact of foreign currencies, as further discussed in the Segment Results of Operations section below.
For 2023, revenue increased $121.3 million, or 3.3%, compared with 2022, due primarily to growth in both segments, partially offset by a decrease of 0.6% due to the impact of foreign currencies, as further discussed in the Segment Results of Operations section below.

Operating Expenses
Cost of services
For 2024, cost of services increased $155.9 million compared with 2023. The increase was due primarily to:
•    an increase of approximately $138.0 million in product and fulfillment costs resulting from an increase in certain product cost pricing primarily in our U.S. Markets segment, an increase in variable postage related to an increase in breach remediation business in our U.S. Markets segment and an increase in volume in both segments;
•a net increase of approximately $10.0 million in labor-related costs, primarily due to an increase in annual incentive and stock-based compensation, partially offset by the realization of benefits from our operating model transformation plan;
•an increase of approximately $9.0 million in technology and communications costs, including costs for our accelerated technology investment; and
•an increase of approximately $9.0 million from costs related to our operating model optimization program, partially offset by:
•a decrease of approximately $15.0 million in integration costs of our business acquisitions, an initiative that was completed in 2023.
For 2023, cost of services increased $132.2 million compared with 2022. The increase was due primarily to:
•an increase of approximately $78.0 million in product and fulfillment costs primarily resulting from an increase in third-party royalty costs in our U.S. Markets segment and from the increase in revenue;
•an increase of approximately $30.0 million in technology and communication costs, including costs for our accelerated technology investment;
•an increase of approximately $19.0 million in operating costs in the first quarter of 2023 from our April 2022 acquisition in our U.S. Markets segment; and
•an increase of approximately $17.0 million in labor-related costs due to increased headcount and incentive compensation, partially offset by:
•a decrease of approximately $5.0 million from the impact of foreign currencies on our international operations.
Selling, general and administrative
For 2024, selling, general and administrative expenses increased $67.7 million compared with 2023. The increase was due primarily to:
•a net increase of approximately $27.0 million in labor-related costs, including annual incentive compensation, stock-based incentive compensation and employee benefits;
•an increase of approximately $18.0 million in technology and communications costs, including our accelerated technology investment;
•an increase of approximately $16.0 million in certain legal and regulatory expenses, primarily in our U.S. Markets segment; and
•an increase of approximately $16.0 million from costs related to our operating model optimization program, partially offset by:
•a decrease of approximately $7.0 million in integration costs of our business acquisitions, an initiative that was completed in 2023.
For 2023, selling, general and administrative expenses decreased $7.8 million compared with 2022. The increase was due primarily to:
•an increase of approximately $43.0 million in labor-related costs due to increased headcount and stock-based incentive compensation; and
•an increase of approximately $23.0 million of certain administrative expenses including travel, professional services and miscellaneous taxes, partially offset by:
•    a decrease of approximately $24.0 million in certain legal and regulatory expenses, primarily due to settlements reached with the CFPB in October 2023;

•a decrease of approximately $22.0 million in advertising expense, primarily in our U.S. Markets segment;
•    a decrease of approximately $14.0 million in integration-related costs for our 2022 acquisitions in our U.S. Markets segment; and
•a decrease of approximately $6.0 million from the impact of foreign currencies on our international operations.
Depreciation and amortization
For 2024, depreciation and amortization increased $13.3 million compared with 2023 primarily due to the increase in capital expenditures related to our accelerated technology investment initiative over the past few years.
For 2023, depreciation and amortization was consistent with 2022.
Goodwill impairment
For 2023, we recorded a partial goodwill impairment of $414.0 million related to our United Kingdom reporting unit. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 6, “Goodwill,” for additional information.
Restructuring
Restructuring expenses relate to our operating model optimization program. For 2024, these expenses include approximately $24.7 million related to employee separation and $42.1 million related to facility exits, including a loss on early termination of a facility lease.
For 2023, these expenses include approximately $71.9 million related to employee separation and $3.4 million related to facility exits.
See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 11, “Restructuring,” for additional information.
Non-Operating Income and (Expense)
Interest expense
For 2024, interest expense decreased $23.0 million compared with 2023. The decrease in interest expense for 2024 was due primarily to a decrease in outstanding principal balance due to the debt prepayments and refinancing transactions made in 2023 and 2024, partially offset by an increase in the average periodic variable interest rate on the unhedged portion of our debt. Approximately 71.6% of our debt is hedged with interest rate swaps.
For 2023, interest expense increased $57.3 million compared with 2022. The increase in interest expense for 2023 was due primarily to the impact of an increase in the average periodic variable interest rate on the unhedged portion of our debt, partially offset by a decrease in outstanding principal balance due to the prepayments made in 2022 and 2023. Approximately 73.9% of our debt was hedged with interest rate swaps.
Interest income
For 2024, interest income increased $7.8 million, compared with 2023. The increase was due primarily to an increase in our average investment balances and an increase in interest rates.
For 2023, interest income increased $16.1 million, compared with 2022. The increase was due primarily to interest earned on notes receivable, including the note receivable issued in connection with our sale of the non-core VF businesses as discussed above, and an increase in interest on our investments due to the increase in interest rates.

Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

				Change
	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
Other income and (expense), net:
Acquisition fees	$(11.2)	$(8.2)	$(23.7)	$(3.0)	(36.4)%	$15.5	65.4%
Debt-related expenses	(20.2)	(11.5)	(11.0)	(8.7)	(75.7)%	(0.5)	(4.5)%
Other income (expense), net	(15.7)	(3.0)	4.7	(12.7)	nm	(7.7)	nm
Total other income and (expense), net	$(47.1)	$(22.7)	$(30.0)	$(24.4)	nm	$7.3	24.5%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions, and include costs related to our acquisitions of Argus in 2022.
Debt-related expenses
See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 13, “Debt,” for additional information about our debt.
For 2024, debt-related expenses included $17.8 million of unamortized original issue discount, deferred financing fees, and other related fees expensed as a result of our debt prepayments and refinancings and $2.4 million of other debt financing expenses.
For 2023, debt-related expenses included $9.3 million of unamortized original issue discount, deferred financing fees, and other related fees expensed as a result of our debt prepayments and refinancing of our Senior Secured Term Loan A-3, and $2.2 million of other debt financing expenses.
For 2022, debt-related expenses included $9.3 million of deferred financing fees and other net costs expensed as a result of our repayment of our Senior Secured Term Loans and the partial repayment of our other Term Loans and $1.7 million of other debt financing expenses.
Other income (expense), net

	Years Ended December 31,
	2024	2023	2022
Gain (loss) from post-acquisition adjustments from previous acquisitions	$(7.2)	$(4.3)	$3.4
Fair value and impairment adjustments	(8.4)	(1.6)	(4.0)
Transition services agreement income	—	4.8	10.7
Currency remeasurement gains (losses), net	(2.1)	(4.8)	(6.3)
Miscellaneous non-operating income and (expense)	1.9	2.9	0.9
Total other income (expense), net	$(15.7)	$(3.0)	$4.7
Gain (loss) from post-acquisition adjustments relate to contingent consideration or to assets and liabilities that occurred after the acquisition measurement period. Fair value and impairment adjustments primarily relate to investments and related call and put options. Transition services agreement income relates to the support services that we provided to the purchaser of our healthcare business that ended in 2023. Currency remeasurement gains (losses), net consist of realized foreign currency gains and losses for transactions in currencies other than the functional currency of the corresponding consolidated entity that were settled during the period. Miscellaneous non-operating income and (expense) includes dividends received from our Cost Method Investments and other miscellaneous non-operating income and expense.

Provision for Income Taxes
For 2024, we reported a 24.6% effective tax rate, which is higher than the 21.0% U.S. federal corporate statutory rate due primarily to nondeductible expenses primarily in connection with executive compensation limitations, foreign withholding taxes, and uncertain tax positions, partially offset by benefits from the research and development credit and the foreign rate differential. In addition, certain deferred tax assets related to expiring foreign tax credits were written off with an offsetting reduction of the valuation allowance.
We continue to evaluate the impact of the OECD efforts to implement a global minimum 15% effective tax rate on certain multinational enterprises, commonly known as Pillar Two. Various changes in international tax laws and regulations based on the Pillar Two proposals and other OECD initiatives have been enacted, some of which impacted us in 2024 or will impact us in 2025 and beyond, resulting in a higher effective tax rate as we realized less benefits from the foreign rate differential and higher withholding taxes.
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
Segment Results of Operations—Years Ended December 31, 2024, 2023 and 2022
Management, including our CODM, evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. As discussed above, we have reorganized our operations and now have two operating segments, U.S. Markets and International. Prior period amounts have been recast to conform to our current operating structure. For the years ended December 31, 2024, 2023 and 2022, our segment revenue, Adjusted EBITDA and Adjusted EBITDA margin were as follows:

				Change
	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$1,433.8	$1,244.9	$1,225.6	$188.9	15.2%	$19.2	1.6%
Emerging Verticals	1,215.5	1,168.2	1,128.1	47.3	4.0%	40.1	3.6%
Consumer Interactive	588.7	579.7	585.3	9.0	1.5%	(5.6)	(0.9)%
U.S. Markets gross revenue	$3,237.9	$2,992.8	$2,939.0	$245.1	8.2%	$53.8	1.8%

International gross revenue
Canada	$154.4	$140.5	$129.7	$13.9	9.9%	$10.9	8.4%
Latin America	134.7	121.8	114.3	12.9	10.6%	7.5	6.6%
UK	227.7	216.6	222.7	11.1	5.1%	(6.1)	(2.7)%
Africa	66.4	60.6	61.8	5.8	9.5%	(1.1)	(1.8)%
India	269.4	218.9	174.2	50.6	23.1%	44.6	25.6%
Asia Pacific	105.8	91.9	80.3	13.9	15.1%	11.6	14.4%
International gross revenue	$958.4	$850.4	$782.9	$108.1	12.7%	$67.4	8.6%

Total gross revenue	$4,196.3	$3,843.1	$3,722.0	$353.2	9.2%	$121.2	3.3%
Intersegment revenue eliminations	(12.6)	(11.9)	(12.1)	(0.6)	5.3%	0.2	(1.3)%
Total revenue as reported	$4,183.8	$3,831.2	$3,709.9	$352.6	9.2%	$121.3	3.3%

Adjusted EBITDA:
U.S. Markets	$1,232.8	$1,119.0	$1,144.0	$113.8	10.2%	$(25.0)	(2.2)%
International	425.5	367.5	336.7	58.0	15.8%	30.8	9.2%

Adjusted EBITDA margin:
U.S. Markets	38.1%	37.4%	38.9%		0.7%		(1.5)%
International	44.4%	43.2%	43.0%		1.2%		0.2%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For 2024, U.S. Markets revenue increased $245.1 million, or 8.2%, compared with the same period in 2023, due to growth in all verticals. Revenue from Financial Services, Emerging Verticals, and Consumer Interactive increased $188.9 million, $47.3 million and $9.0 million, respectively, as further discussed below.
For 2023, U.S. Markets revenue increased $53.8 million, or 1.8%, compared with the same period in 2022, due to organic growth in the Financial Services and Emerging Verticals and an increase of 0.6% from our acquisition of Argus, which is included in our Financial Services and Emerging Verticals, partially offset by a decrease in the Consumer Interactive vertical. Revenue from Financial Services and Emerging Verticals increased $19.2 million and $40.1 million, respectively, partially offset by a decrease of $5.6 million in the Consumer Interactive segment as further discussed below.
Financial Services: For 2024, Financial Services revenue increased $188.9 million, or 15.2%, compared to 2023. A majority of the growth in Financial Services came from our Mortgage line of business, primarily due to increases in price and batch activity. Our other lines of business also grew primarily due to an increase in batch activity and price increases in our Auto line of business, partially offset by a decrease in volumes.

For 2023, Financial Services revenue increased $19.2 million, or 1.6%, compared with 2022, due primarily to a 1.0% increase from our acquisition of Argus, an increase in our Mortgage line of business primarily from price increases partially offset by volume declines due to higher interest rates, and an increase in our Auto line of business due to price and volume increases. These increases were partially offset by decreases in our Consumer Lending line of business due to softness in the FinTech space from increasing interest rates and in our Card and Banking line of business due primarily to a decrease in volume.
Emerging Verticals: For 2024, Emerging Verticals revenue increased $47.3 million, or 4.0%, compared with 2023, due primarily to increases in the Insurance and the Technology, Retail and E-Commerce verticals from new business wins and an increase in volumes.
For 2023, Emerging Verticals revenue increased $40.1 million, or 3.6%, compared to 2022, due to revenue from our acquisition of Argus and increases in our Technology, Commerce and Communications, Insurance, Service & Collections, Public Sector, and Media verticals due primarily to increased volumes in existing products and new products from our recent acquisitions, partially offset by a decrease in our Tenant & Employment vertical due to volume decreases.
Consumer Interactive: For 2024, Consumer Interactive revenue increased $9.0 million, or 1.5%, compared with 2023, due primarily to an increase in breach remediation revenue, partially offset by a decrease in our Direct channel from slowing demand for paid credit products.
For 2023, Consumer Interactive revenue decreased $5.6 million, or 0.9%, compared with 2022, due primarily to a decrease in revenue in our Direct channel as reduced advertising and slowing macroeconomic conditions significantly reduced consumer demand for our paid credit products, partially offset by an increase in revenue in our indirect channel from breach remediation revenue and an increase in volumes.
Adjusted EBITDA
For 2024, Adjusted EBITDA increased $113.8 million due primarily to an increase in revenue and a decrease in labor costs from our operating model optimization program, partially offset by higher variable product and fulfillment costs, an increase in annual incentive compensation, and an increase in litigation expenses. Adjusted EBITDA margins increased 0.7% due primarily to high-margin revenue growth and realization of cost savings from the transformation plan.
For 2023, Adjusted EBITDA decreased $25.0 million due primarily to higher variable product costs and an increase in people costs, partially offset by an increase in revenue. Adjusted EBITDA margins decreased 1.5% due primarily to a shift in the revenue mix and the lower margin profile of the Argus business.
International Segment
Revenue
For 2024, International revenue increased $108.1 million, or 12.7%, compared with 2023. The increase was due primarily to higher local currency revenue in all regions, driven by increased volumes from improving economic conditions and new product initiatives, partially offset by a decrease of 0.3% from the impact of foreign currencies.
For 2023, International revenue increased $67.4 million, or 8.6%, compared with 2022. The increase was due primarily to higher local currency revenue in all regions except for the United Kingdom, driven by increased volumes from improving economic conditions and new product initiatives, partially offset by a decrease of 2.9% from the impact of foreign currencies.
Canada: For 2024, Canada revenue increased $13.9 million, or 9.9%, compared with 2023. The increase was due primarily to higher local currency revenue from broad-based volume increases, new business wins, and increased batch and breach remediation services, partially offset by a decrease of 1.6% from the impact of foreign currencies.
For 2023, Canada revenue increased $10.9 million, or 8.4%, compared with 2022. The increase was due primarily to higher local currency revenue from new business wins at large banks and FinTechs, increased breach remediation volumes and other volume increases across key verticals, partially offset by a decrease of 3.9% from the impact of foreign currencies.
Latin America: For 2024, Latin America revenue increased $12.9 million, or 10.6%, compared with 2023. The increase was due primarily to higher local currency revenue from broad-based growth across several of our markets, partially offset by a decrease of 1.4% from the impact of foreign currencies.

For 2023, Latin America revenue increased $7.5 million, or 6.6%, compared with 2022. The increase was due primarily to higher local currency revenue from new business in the financial services vertical and an increase in batch jobs and an increase of 0.8% from the impact of foreign currencies.
United Kingdom: For 2024, United Kingdom revenue increased $11.1 million, or 5.1%, compared with 2023. The increase was primarily due to volume and batch increases and an increase of 2.6% from the impact of foreign currencies, partially offset by the impact of a drop in volume from a one-time contract in the prior year.
For 2023, United Kingdom revenue decreased $6.1 million, or 2.7%, compared with 2022. The decrease was primarily driven by the impact of a drop in volume for a one-time contract compared to the prior year and a decline in FinTech revenue, partially offset by volume growth from new products across most verticals and an increase of 0.5% from the impact of foreign currencies.
Africa: For 2024, Africa revenue increased $5.8 million, or 9.5%, compared to 2023. The increase was primarily due to meaningful new business wins and contract renewals as well as volume growth in emerging countries and emerging verticals, partially offset by a decrease of 0.3% from the impact of foreign currencies.
For 2023, Africa revenue decreased $1.1 million, or 1.8%, compared to 2022. The decrease was primarily driven by a decrease of 12.8% from the impact of foreign currencies, partially offset by an increase in local currency revenue in South Africa from large customers in emerging verticals and growth in the insurance and financial services verticals.
India: For 2024, India revenue increased $50.6 million, or 23.1%, compared to 2023. The increase was due primarily to higher local currency revenue from strong, broad-based growth across all aspects of the business, including online, batch, consumer and commercial volumes, partially offset by a decrease of 1.6% from the impact of foreign currencies.
For 2023, India revenue increased $44.6 million, or 25.6%, compared to 2022. The increase was due primarily to higher local currency revenue across all lines of business, including online, batch, consumer and commercial, partially offset by a decrease of 6.5% from the impact of foreign currencies.
Asia Pacific: For 2024, Asia Pacific revenue increased $13.9 million, or 15.1%, compared to 2023. The increase was due primarily to strong growth in the Philippines across key banking clients, along with growth in Hong Kong from our FinTech and other clients, partially offset by one-time batch jobs in prior year and a decrease of 0.7% from the impact of foreign currencies.
For 2023, Asia Pacific revenue increased $11.6 million, or 14.4%, compared to 2022. The increase was due primarily to higher local currency revenue in the Philippines from volume and batch increases in the financial services vertical and an increase in the FinTech vertical in Hong Kong, partially offset by a decrease in revenue of 0.6% from the impact of foreign currencies.
Adjusted EBITDA
For 2024, Adjusted EBITDA increased $58.0 million due primarily to increased revenue in India and other regions as discussed above, partially offset by an increase in annual incentive compensation. Adjusted EBITDA margins increased 1.2% due primarily to a shift in the mix of revenue in our larger regions.
For 2023, Adjusted EBITDA increased $30.8 million due primarily to increased revenue in India and other regions as discussed above, partially offset by an increase in labor and other people-related costs to support growth initiatives in certain regions. Adjusted EBITDA margins were relatively flat as the revenue increase was largely offset by an increase in labor costs to support growth initiatives in certain regions.

Non-GAAP Measures—Years Ended December 31, 2024, 2023 and 2022
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

Adjusted Effective Tax Rate
Management defines Adjusted Effective Tax Rate as Adjusted Provision for Income Taxes divided by adjusted income from continuing operations before income taxes. We calculate adjusted income from continuing operations before income taxes by excluding the pre-tax adjustments in the calculation of Adjusted Net Income discussed above and noncontrolling interest related to these pre-tax adjustments from income (loss) from continuing operations before income taxes.

Leverage Ratio
Management defines Leverage Ratio as net debt divided by Consolidated Adjusted EBITDA for the most recent twelve-month period including twelve months of Adjusted EBITDA from significant acquisitions. Net debt is defined as total debt less cash and cash equivalents as reported on the balance sheet as of the end of the period.
For the years ended December 31, 2024, 2023 and 2022, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Years Ended			Change
	December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
Reconciliation of net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA:
Net income (loss) attributable to TransUnion	$284.4	$(206.2)	$266.3	$490.5	nm	$(472.4)	nm
Discontinued operations, net of tax	—	0.7	(17.4)	(0.7)	(100.0)%	18.1	nm
Income (loss) from continuing operations attributable to TransUnion	$284.4	$(205.4)	$248.9	$489.8	nm	$(454.3)	nm
Net interest expense	236.7	267.5	226.2	(30.8)	(11.5)%	41.3	18.3%
Provision for income taxes	98.8	44.7	118.9	54.1	nm	(74.2)	(62.4)%
Depreciation and amortization	537.8	524.4	519.0	13.3	2.5%	5.4	1.0%
EBITDA	$1,157.7	$631.2	$1,113.1	$526.5	83.4%	$(481.9)	(43.3)%
Adjustments to EBITDA:
Stock-based compensation	121.2	100.6	81.1	20.6	20.5%	19.5	24.0%
Goodwill impairment[1]	—	414.0	—	(414.0)	(100.0)%	414.0	nm
Mergers and acquisitions, divestitures and business optimization[2]	26.5	34.6	50.7	(8.1)	(23.4)%	(16.1)	(31.8)%
Accelerated technology investment[3]	84.2	70.6	54.0	13.6	19.3%	16.6	30.7%
Operating model optimization program[4]	94.8	77.6	—	17.2	22.2%	77.6	nm
Net other[5]	21.8	15.2	46.1	6.6	43.5%	(30.9)	(67.0)%
Total adjustments to EBITDA	$348.7	$712.5	$231.9	$(363.8)	(51.1)%	$480.6	nm
Consolidated Adjusted EBITDA	$1,506.3	$1,343.7	$1,344.9	$162.6	12.1%	$(1.3)	(0.1)%

Net income (loss) attributable to TransUnion margin	6.8%	(5.4)%	7.2%		12.2%		(12.6)%
Consolidated Adjusted EBITDA Margin[6]	36.0%	35.1%	36.3%		0.9%		(1.2)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.During the year ended December 31, 2023, we recorded a goodwill impairment of $414.0 million related to our United Kingdom reporting unit in our International segment.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Years Ended December 31,
	2024	2023	2022
Transaction and integration costs	$11.2	$30.9	$56.9
Fair value and impairment adjustments	8.4	1.6	4.0
Post-acquisition adjustments	7.0	4.3	(3.4)
Transition services agreement income	—	(2.5)	(6.8)
Loss on business disposal	—	0.3	—
Total mergers and acquisitions, divestitures and business optimization	$26.5	$34.6	$50.7
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

	Years Ended December 31,
	2024	2023	2022
Foundational Capabilities	$35.7	$35.8	$34.1
Migration Management	43.2	29.6	14.6
Program Enablement	5.4	5.2	5.3
Total accelerated technology investment	$84.2	$70.6	$54.0
4.Operating model optimization consisted of the following adjustments:

	Years Ended December 31,
	2024	2023	2022
Employee separation	$24.7	$71.9	$—
Facility exit	42.1	3.4	—
Business process optimization	28.0	2.3	—
Total operating model optimization	$94.8	$77.6	$—
5.Net other consisted of the following adjustments:

	Years Ended December 31,
	2024	2023	2022
Deferred loan fee expense from debt prepayments and refinancings	$17.8	$9.3	$9.3
Other debt financing expenses	2.4	2.2	1.7
Currency remeasurement on foreign operations	2.1	4.8	6.3
Legal and regulatory expenses, net	—	—	28.4
Other non-operating (income) and expense	(0.5)	(1.0)	0.3
Total other adjustments	$21.8	$15.2	$46.1
6.Consolidated Adjusted EBITDA Margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For 2024, Consolidated Adjusted EBITDA increased $162.6 million compared 2023, primarily due to an increase in revenue and the realization of cost savings from the transformation plan, partially offset by higher product costs and higher incentive compensation compared to 2023.
Adjusted EBITDA Margin increased in 2024 primarily due to an increase in high margin revenue and realization of cost savings from the transformation plan.
For 2023, Consolidated Adjusted EBITDA was relatively consistent, as the increase in cost of services and selling, general and administrative expenses, excluding the operating expenses added back, was mostly offset by the increase in revenue, as disclosed in the discussions and tables above.
Adjusted EBITDA Margin decreased in 2023 primarily due to lower margins from our recent acquisitions and higher product and fulfillment costs in our U.S. Markets segment.

Adjusted Net Income and Adjusted Earnings Per Share

	Years Ended			Change
	December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted Net Income:
Net income (loss) attributable to TransUnion	$284.4	$(206.2)	$266.3	$490.5	nm	$(472.4)	nm
Discontinued operations, net of tax	—	0.7	(17.4)	(0.7)	(100.0)%	18.1	nm
Income (loss) from continuing operations attributable to TransUnion	$284.4	$(205.4)	$248.9	$489.8	nm	$(454.3)	nm
Pre-tax adjustments:
Amortization of certain intangible assets	286.1	293.6	306.7	(7.5)	(2.5)%	(13.1)	(4.3)%
Stock-based compensation	121.2	100.6	81.1	20.6	20.5%	19.5	24.0%
Goodwill impairment[1]	—	414.0	—	(414.0)	(100.0)%	414.0	nm
Mergers and acquisitions, divestitures and business optimization[2]	26.5	34.6	50.7	(8.1)	(23.4)%	(16.1)	(31.7)%
Accelerated technology investment[3]	84.2	70.6	54.0	13.6	19.3%	16.6	30.8%
Operating model optimization program[4]	94.8	77.6	—	17.2	22.2%	77.6	nm
Net other[5]	20.2	14.0	44.3	6.2	44.1%	(30.3)	(68.4)%
Total adjustments before income tax items	$633.1	$1,005.0	$536.8	$(371.9)	(37.0)%	$468.2	87.2%
Total adjustments for income taxes[6]	$(148.7)	$(144.1)	$(86.8)	$(4.6)	3.2%	$(57.3)	66.0%
Adjusted Net Income	$768.8	$655.4	$698.9	$113.4	17.3%	$(43.5)	(6.2)%

Weighted-average shares outstanding:
Basic	194.4	193.4	192.5	1.1	0.5%	0.9	0.5%
Diluted	196.7	194.7	193.1	2.0	1.0%	1.6	0.8%

Adjusted Earnings per Share:
Basic	$3.95	$3.39	$3.63	$0.56	16.7%	$(0.24)	(6.7)%
Diluted	$3.91	$3.37	$3.62	$0.54	16.1%	$(0.25)	(7.0)%
nm: not meaningful

	Years Ended December 31,
	2024	2023	2022
Reconciliation of diluted earnings (loss) per share from net income (loss) attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Net income (loss) attributable to TransUnion	$1.45	$(1.07)	$1.38
Discontinued operations, net of tax	—	—	(0.09)
Income (loss) from continuing operations attributable to TransUnion	$1.45	$(1.06)	$1.29
Adjustments before income tax items:
Amortization of certain intangible assets	1.45	1.51	1.59
Stock-based compensation	0.62	0.52	0.42
Goodwill impairment[1]	—	2.13	—
Mergers and acquisitions, divestitures and business optimization[2]	0.13	0.18	0.26
Accelerated technology investment[3]	0.43	0.36	0.28
Operating model optimization program[4]	0.48	0.40	—
Net other[5]	0.10	0.07	0.23
Total adjustments before income tax items	$3.22	$5.16	$2.78
Total adjustments for income taxes[6]	(0.76)	(0.74)	(0.45)
Impact of additional dilutive shares[7]	—	0.02	—
Adjusted Diluted Earnings per Share	$3.91	$3.37	$3.62
As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.
1.During the year ended December 31, 2023, we recorded a goodwill impairment of $414.0 million related to our United Kingdom reporting unit in our International segment.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Years Ended December 31,
	2024	2023	2022
Transaction and integration costs	$11.2	$30.9	$56.9
Fair value and impairment adjustments	8.4	1.6	4.0
Post-acquisition adjustments	7.0	4.3	(3.4)
Transition services agreement income	—	(2.5)	(6.8)
Loss on business disposal	—	0.3	—
Total mergers and acquisitions, divestitures and business optimization	$26.5	$34.6	$50.7
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

	Years Ended December 31,
	2024	2023	2022
Foundational Capabilities	$35.7	$35.8	$34.1
Migration Management	43.2	29.6	14.6
Program Enablement	5.4	5.2	5.3
Total accelerated technology investment	$84.2	$70.6	$54.0

4.Operating model optimization consisted of the following adjustments:

	Years Ended December 31,
	2024	2023	2022
Employee separation	$24.7	$71.9	$—
Facility exit	42.1	3.4	—
Business process optimization	28.0	2.3	—
Total operating model optimization	$94.8	$77.6	$—
5.Net other consisted of the following adjustments:

	Years Ended December 31,
	2024	2023	2022
Deferred loan fee expense from debt prepayments and refinancing	$17.8	$9.3	$9.3
Currency remeasurement on foreign operations	2.1	4.8	6.3
Legal and regulatory expenses, net	—	—	28.4
Other non-operating (income) and expense	0.3	—	0.3
Total other adjustments	$20.2	$14.0	$44.3
6.Total adjustments for income taxes represents the total of adjustments discussed to calculate the Adjusted Provision for Income Taxes.
7.Diluted share counts for Adjusted Diluted Earnings per Share includes an additional 1.3 million of dilutive securities for the year ended December 31, 2023, which are not included in GAAP diluted weighted-average shares outstanding due to the Company’s net loss position for the year ended December 31, 2023.
Adjusted Net Income
For 2024, Adjusted Net Income increased primarily due to an increase in operating income and a decrease in net interest expense, partially offset by an increase in the Adjusted Provision for Income Taxes.
For 2023, Adjusted Net Income decreased slightly, due primarily to an increase in cost of services and selling, general and administrative expenses and net interest expense, partially offset by the increase in revenue.

Adjusted Provision for Income Taxes and Effective Tax Rate

	Years Ended December 31,
	2024	2023	2022
Income (loss) from continuing operations before income taxes	$401.1	$(145.3)	$383.0
Total adjustments before income tax items from Adjusted Net Income table above	633.1	1,005.0	536.8
Adjusted income from continuing operations before income taxes	$1,034.3	$859.7	$919.8

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	$(98.8)	$(44.7)	$(118.9)
Adjustments for income taxes:
Tax effect of above adjustments	(145.5)	(135.6)	(117.4)
Eliminate impact of excess tax (benefit) expenses for stock-based compensation	(1.5)	3.0	(5.0)
Other[1]	(1.7)	(11.5)	35.6
Total adjustments for income taxes	$(148.7)	$(144.1)	$(86.8)
Adjusted Provision for Income Taxes	$(247.6)	$(188.8)	$(205.7)

Effective tax rate	24.6%	(30.8)%	31.0%
Adjusted Effective Tax Rate	23.9%	22.0%	22.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Years Ended December 31,
	2024	2023	2022
Deferred tax adjustments	$13.8	$(12.9)	$6.7
Valuation allowance adjustments	(12.7)	4.0	25.7
Return to provision, audit adjustments, and reserves related to prior periods	(2.3)	(1.0)	(0.3)
Other adjustments	(0.5)	(1.6)	3.5
Total other adjustments	$(1.7)	$(11.5)	$35.6

Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 23.9%, 22.0% and 22.4%, for 2024, 2023 and 2022, respectively, each of which is higher than the 21.0% U.S. federal corporate statutory rate due primarily to increases for state taxes and foreign withholding taxes, partially offset by foreign taxes in jurisdictions which have tax rates lower than the U.S. federal corporate statutory rate and the research and development credit.

Leverage Ratio

	Years Ended December 31,
	2024	2023	2022
Reconciliation of net income (loss) attributable to TransUnion to Consolidated Adjusted EBITDA:
Net income (loss) attributable to TransUnion	$284.4	$(206.2)	$266.3
Discontinued operations, net of tax	—	0.7	(17.4)
Income (loss) from continuing operations attributable to TransUnion	$284.4	$(205.4)	$248.9
Net interest expense	236.7	267.5	226.2
Provision for income taxes	98.8	44.7	118.9
Depreciation and amortization	537.8	524.4	519.0
EBITDA	$1,157.7	$631.2	$1,113.1
Adjustments to EBITDA:
Stock-based compensation	$121.2	$100.6	$81.1
Goodwill impairment[1]	—	414.0	—
Mergers and acquisitions, divestitures and business optimization[2]	26.5	34.6	50.7
Accelerated technology investment[3]	84.2	70.6	54.0
Operating model optimization program[4]	94.8	77.6	—
Net other[5]	21.8	15.2	46.1
Total adjustments to EBITDA	$348.7	$712.5	$231.9
Consolidated Adjusted EBITDA	1,506.3	1,343.7	1,344.9
Adjusted EBITDA for Pre-Acquisition Period[6]	—	—	6.4
Leverage Ratio Adjusted EBITDA	$1,506.3	$1,343.7	$1,351.3

Total debt	$5,147.2	$5,340.4	$5,670.1
Less: Cash and cash equivalents	679.5	476.2	585.3
Net Debt	$4,467.8	$4,864.2	$5,084.8

Ratio of Net Debt to Net income (loss) attributable to TransUnion	15.7	(23.6)	19.1
Leverage Ratio[7]	3.0	3.6	3.8
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.During the year ended December 31, 2023, we recorded a goodwill impairment of $414.0 million related to our United Kingdom reporting unit in our International segment.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Years Ended December 31,
	2024	2023	2022
Transaction and integration costs	$11.2	$30.9	$56.9
Fair value and impairment adjustments	8.4	1.6	4.0
Post-acquisition adjustments	7.0	4.3	(3.4)
Transition services agreement income	—	(2.5)	(6.8)
Loss on business disposal	—	0.3	—
Total mergers and acquisitions, divestitures and business optimization	$26.5	$34.6	$50.7
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

	Years Ended December 31,
	2024	2023	2022
Foundational Capabilities	$35.7	$35.8	$34.1
Migration Management	43.2	29.6	14.6
Program Enablement	5.4	5.2	5.3
Total accelerated technology investment	$84.2	$70.6	$54.0
4.Operating model optimization consisted of the following adjustments:

	Years Ended December 31,
	2024	2023	2022
Employee separation	$24.7	$71.9	$—
Facility exit	42.1	3.4	—
Business process optimization	28.0	2.3	—
Total operating model optimization	$94.8	$77.6	$—
5.Net other consisted of the following adjustments:

	Years Ended December 31,
	2024	2023	2022
Deferred loan fee expense from debt prepayments and refinancing	$17.8	$9.3	$9.3
Other debt financing expenses	2.4	2.2	1.7
Currency remeasurement on foreign operations	2.1	4.8	6.3
Legal and regulatory expenses, net	—	—	28.4
Other non-operating (income) and expense	(0.5)	(1.0)	0.3
Total other adjustments	$21.8	$15.2	$46.1
6.For years in which we made significant acquisitions, we have included a twelve-month period of adjusted EBITDA including Adjusted EBITDA for the period prior to our acquisition. The year ended December 31, 2022 includes the three months of Adjusted EBITDA related to Argus prior to our acquisition in April 2022.
7.We define Leverage Ratio as net debt divided by Leverage Ratio Adjusted EBITDA as shown in the table above.

Our Leverage Ratio decreased in 2024 compared with 2023 due primarily to a decrease in debt due to our continued prepayments and scheduled repayments made throughout the year, an increase in cash due to cash generated from operations and an increase in Adjusted EBITDA. Our Leverage Ratio decreased in 2023 compared with 2022 due primarily to a decrease in debt due to our prepayments and scheduled repayments made throughout the year, partially offset by a decrease in Adjusted EBITDA and a corresponding decrease in cash used to make the debt payments, which was partially offset by cash generated from operations.

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
Cash and cash equivalents totaled $679.5 million and $476.2 million at December 31, 2024 and 2023, respectively, of which $432.2 million and $356.4 million was held outside the United States in each respective period. As of December 31, 2024, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and an available borrowing balance of $598.8 million.
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
Each year, we may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in our credit agreement. There were no excess cash flows for 2024 and therefore no additional payment will be required in 2025. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 13, “Debt,” for additional information about our debt.
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
We paid dividends of $0.42 per share in 2024, totaling $82.7 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
On February 11, 2025, our Board authorized the repurchase of up to $500.0 million of our common stock. This new share repurchase authorization replaces all previous authorizations.
We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason and the share repurchase program does not have an expiration date. Any repurchased shares will be retired and returned to the status of authorized but unissued shares of the Company.

Sources and Uses of Cash

	Years Ended December 31,			Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Cash provided by operating activities	$832.5	$645.4	$297.2	$187.1	$348.2
Cash used in investing activities	(307.4)	(318.9)	(723.9)	11.5	405.0
Cash used in financing activities	(308.7)	(438.8)	(820.5)	130.1	381.7
Effect of exchange rate changes on cash and cash equivalents	(13.1)	3.2	(9.9)	(16.3)	13.1
Net change in cash and cash equivalents	$203.3	$(109.1)	$(1,257.1)	$312.4	$1,148.0
Operating Activities
For 2024, the increase in cash provided by operating activities was primarily due to improved operating performance and lower net interest expense, partially offset by employee separation payments and a penalty paid for the early termination of a facility lease, both of which were in connection with our operating model optimization program. For 2023, the increase in cash provided by operating activities was due primarily to taxes paid in 2022 on the gain from the divestiture of our healthcare business and lower bonus and commission payments in the current year, partially offset by an increase in interest expense.
Investing Activities
For 2024, the decrease in cash used in investing activities was primarily due to a decrease in investments in nonconsolidated affiliates. For 2023, the decrease in cash used in investing activities was due primarily to cash used for acquisitions of $508.1 million in 2022, partially offset by $103.6 million of proceeds from the sale of discontinued operations.
Financing Activities
For 2024, the decrease in cash used in financing activities was due primarily to a decrease in debt payments. For 2023, the decrease in cash used in financing activities was due primarily to a decrease in debt payments and cash used to pay employee taxes on restricted stock.
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
For 2024, cash paid for capital expenditures increased $5.1 million to $315.8 million. For 2023, cash paid for capital expenditures increased $12.6 million to $310.7 million. Capital expenditures as a percent of revenue represented 7.5% and 8.1% for 2024 and 2023, respectively.
Debt
Hedges
Effective May 31, 2023, we amended all our interest rate swaps to replace the reference rate from LIBOR to Term SOFR. We applied the practical expedient for reference rate reform to continue to apply hedge accounting to the existing relationships.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,100.0 million that amortizes each quarter beginning the first quarter 2025. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 30, 2022, and expired on December 31, 2024. We designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,552.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two tranches of interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commences on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,060.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of December 31, 2024, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements,” Note 13, “Debt.”
Contractual Obligations
Refer to Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements,” Note 13, “Debt,” Note 14, “Leases” and Note 20, “Commitments,” for information about our long-term debt obligations, noncancelable lease obligations, and noncancelable purchase obligations as of December 31, 2024.
Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with GAAP. See Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements,” Note 1, “Significant Accounting Policies,” for additional information about our significant accounting policies that require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. The following paragraphs describe the accounting policies that require significant judgment and estimates due to inherent uncertainty or complexity.
Goodwill
As of December 31, 2024, our Consolidated Balance Sheet included goodwill of $5,144.3 million. We test goodwill for impairment on an annual basis in the fourth quarter and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value. We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, we perform a quantitative impairment test for that reporting unit. We also have the option to bypass the qualitative analysis for any reporting unit and proceed directly to performing a quantitative impairment test.
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
Third Quarter 2023 Interim Impairment Test for United Kingdom Reporting Unit
During the three months ended September 30, 2023, the worsening macroeconomic conditions from inflationary pressures and rising interest rates increasingly impacted our United Kingdom business for the third quarter and the near-term outlook, creating a triggering event that required an interim impairment assessment which resulted in a goodwill impairment of $414.0 million for our United Kingdom reporting unit.
Annual Impairment Test
For our 2024 annual goodwill impairment test, we performed a qualitative test on certain reporting units and elected to bypass the qualitative test and perform a quantitative test for other reporting units. The results of our qualitative tests did not identify any factors that suggest it was more likely than not the fair value of any of these reporting units was less than its carrying value For all of the reporting units subject to a quantitative test, including the United Kingdom reporting unit, the fair value exceeded the carrying value by more than 10%.
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

To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in legal and regulatory matters and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us, except for the active matters with the CFPB, that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of December 31, 2024 and 2023, we accrued $123.5 million and $147.8 million, respectively, for anticipated claims. These amounts were recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
See Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 21, “Contingencies,” for further information.
Income Taxes
As of December 31, 2024, our Consolidated Balance Sheet included non-current deferred tax liabilities of $415.3 million. Certain deferred tax assets, including net operating loss and foreign tax credit carryforwards, may be deducted from future taxable income in computing our federal income tax liability. Our deferred tax liability includes deferred tax assets and liabilities resulting from net operating losses, tax credit carryforwards and temporary differences.
We have made certain judgments and estimates to determine various tax amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record. We have total deferred tax assets of $403.2 million, net of valuation allowances of $93.4 million. Our estimate of the amount of the deferred tax asset we can realize requires significant assumptions about projected revenues and income that are impacted by future market and economic conditions. We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.
See Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 16, “Income Taxes,” for further information.
Recent Accounting Pronouncements
For information about recent accounting pronouncements and the potential impact on our consolidated financial statements, see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 1, “Significant Accounting Policies.”

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
Interest Rate Risk
Our Senior Secured Credit Facility consists of senior secured term loans and a $600.0 million Senior Secured Revolving Line of Credit. The variable interest rates on these borrowings are based, at our election, on SOFR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2024, essentially all of our outstanding debt was variable-rate debt, and had a weighted-average interest rate of 6.13% and a weighted-average life of 5.9 years. Approximately 71.6% of our variable-rate debt is hedged with interest rate swaps. During 2024, a 10% change in the average Term SOFR rates utilized in the calculation of our actual interest expense, would have increased our interest expense by approximately $7.2 million for the year.
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
We are required to translate the assets and liabilities of our foreign subsidiaries that are measured in foreign currencies at the applicable period-end exchange rate in our Consolidated Balance Sheets. We are required to translate revenue and expenses at the average exchange rates prevailing during the year in our Consolidated Statements of Operations. The resulting translation adjustment is included in other comprehensive income, as a component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income and (expense), net as incurred.
In 2024, revenue attributable to our International segment was $958.4 million, and Adjusted EBITDA attributable to our International segment was $425.5 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2024 would have changed our revenue by $95.8 million and our Adjusted EBITDA by $42.6 million. We derive an insignificant amount of international revenue and Adjusted EBITDA from our U.S. Markets segment.
A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2024 realized foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements
Consolidated Financial Statements
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TransUnion

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TransUnion and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Certain Financial Services and Emerging Verticals Revenues within the U.S. Markets Segment

As described in Notes 1 and 19 to the consolidated financial statements, for the year ended December 31, 2024, the Company’s total revenue was $4.2 billion, of which $1.4 billion and $1.2 billion relate to Financial Services and Emerging Verticals, within the U.S. Markets segment, respectively. The Company has contracts with two general groups of performance obligations; those that require the Company to stand ready to provide goods and services to a customer to use as and when requested (“Stand Ready Performance Obligations”) and those that do not require the Company to stand ready (“Other Performance Obligations”). Most of the Company's Stand Ready Performance Obligations consist of a series of distinct goods and services that are substantially the same and have the same monthly pattern of transfer to its customers. The Company considers each month of service in this time series to be a distinct performance obligation and, accordingly, recognizes revenue over time. For a majority of these Stand Ready Performance Obligations, the total contractual price is variable because the Company’s obligation is to process an unknown quantity of transactions, as and when requested by customers, over the contract period. Management allocates the variable price to each month of service using the time-series concept and recognizes revenue based on the most likely amount of consideration to which the Company will be entitled, which is generally the amount the Company has the right to invoice. This monthly amount can be based on the actual volume of units delivered or a guaranteed minimum, if higher. Occasionally the Company has contracts where the amount it will be entitled to for the transactions processed is uncertain, in which case management estimates the revenue based on what management considers to be the most likely amount of consideration the Company will be entitled to and adjust any estimates as facts and circumstances evolve.

The principal consideration for our determination that performing procedures relating to revenue recognition related to certain financial services and emerging verticals revenues within the U.S. Markets segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over certain financial services and emerging verticals revenues within the U.S. Markets segment. These procedures also included, among others, (i) evaluating the revenue recognized on a sample basis by (a) obtaining and inspecting source documents, such as customer contracts, invoices, usage data, and cash receipts and (b) recalculating revenue recognized based on the terms of the related contract and usage data; and (ii) confirming a sample of outstanding customer invoice balances and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 13, 2025

We have served as the Company’s auditor since 2020.

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$679.5	$476.2
Trade accounts receivable, net of allowance of $19.9 and $16.4	798.9	723.0
Other current assets	323.4	275.9
Total current assets	1,801.8	1,475.1
Property, plant and equipment, net of accumulated depreciation and amortization of $506.3 and $804.4	203.5	199.3
Goodwill	5,144.3	5,176.0
Other intangibles, net of accumulated amortization of $2,294.5 and $2,719.8	3,257.5	3,515.3
Other assets	577.7	739.4
Total assets	$10,984.8	$11,105.1
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$294.6	$251.3
Current portion of long-term debt	70.6	89.6
Other current liabilities	694.4	661.8
Total current liabilities	1,059.6	1,002.7
Long-term debt	5,076.6	5,250.8
Deferred taxes	415.3	592.9
Other liabilities	114.5	153.2
Total liabilities	6,666.0	6,999.6
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2024 and December 31, 2023; 201.5 million and 200.0 million shares issued as of December 31, 2024 and December 31, 2023, respectively; and 194.9 million and 193.8 million shares outstanding as of December 31, 2024 and December 31, 2023, respectively	2.0	2.0
Additional paid-in capital	2,558.9	2,412.9
Treasury stock at cost; 6.6 million and 6.2 million shares at December 31, 2024 and December 31, 2023, respectively	(334.6)	(302.9)
Retained earnings	2,357.9	2,157.1
Accumulated other comprehensive loss	(367.2)	(260.9)
Total TransUnion stockholders’ equity	4,217.0	4,008.2
Noncontrolling interests	101.8	97.3
Total stockholders’ equity	4,318.8	4,105.5
Total liabilities and stockholders’ equity	$10,984.8	$11,105.1
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue	$4,183.8	$3,831.2	$3,709.9
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	1,673.3	1,517.3	1,385.1
Selling, general and administrative	1,239.3	1,171.6	1,179.4
Depreciation and amortization	537.8	524.4	519.0
Goodwill impairment	—	414.0	—
Restructuring	66.8	75.3	—
Total operating expenses	3,517.1	3,702.7	3,083.5
Operating income	666.7	128.5	626.3
Non-operating income and (expense)
Interest expense	(265.2)	(288.2)	(230.9)
Interest income	28.5	20.7	4.7
Earnings from equity method investments	18.3	16.3	13.0
Other income and (expense), net	(47.1)	(22.7)	(30.0)
Total non-operating income and (expense)	(265.5)	(273.9)	(243.3)
Income (loss) from continuing operations before income taxes	401.1	(145.3)	383.0
Provision for income taxes	(98.8)	(44.7)	(118.9)
Income (loss) from continuing operations	302.3	(190.1)	264.1
Discontinued operations, net of tax	—	(0.7)	17.4
Net income (loss)	302.3	(190.8)	281.5
Less: net income attributable to noncontrolling interests	(18.0)	(15.4)	(15.2)
Net income (loss) attributable to TransUnion	$284.4	$(206.2)	$266.3

Income (loss) from continuing operations	$302.3	$(190.1)	$264.1
Less: income from continuing operations attributable to noncontrolling interests	(18.0)	(15.4)	(15.2)
Income (loss) from continuing operations attributable to TransUnion	284.4	(205.4)	248.9
Discontinued operations, net of tax	—	(0.7)	17.4
Net income (loss) attributable to TransUnion	$284.4	$(206.2)	$266.3

Basic earnings (loss) per common share from:
Income (loss) from continuing operations attributable to TransUnion	$1.46	$(1.06)	$1.29
Discontinued operations, net of tax	—	—	0.09
Net income (loss) attributable to TransUnion	$1.46	$(1.07)	$1.38
Diluted earnings (loss) per common share from:
Income (loss) from continuing operations attributable to TransUnion	$1.45	$(1.06)	$1.29
Discontinued operations, net of tax	—	—	0.09
Net income (loss) attributable to TransUnion	$1.45	$(1.07)	$1.38

Weighted-average shares outstanding:
Basic	194.4	193.4	192.5
Diluted	196.7	193.4	193.1
As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$302.3	$(190.8)	$281.5
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(71.9)	81.1	(195.7)
Benefit (provision) for income taxes	2.1	(2.0)	(0.7)
Foreign currency translation, net	(69.8)	79.1	(196.4)
Cash flow hedges:
Net change on interest rate swap	(52.3)	(75.5)	260.1
Benefit (provision) for income taxes	13.1	18.9	(64.9)
Cash flow hedges, net	(39.2)	(56.6)	195.2
Available-for-sale securities:
Net unrealized gain (loss)	—	—	(0.3)
Benefit for income taxes	—	—	0.1
Available-for-sale securities, net	—	—	(0.2)
Total other comprehensive income (loss), net of tax	(109.0)	22.5	(1.4)
Comprehensive income (loss)	193.3	(168.3)	280.1
Less: comprehensive income attributable to noncontrolling interests	(15.3)	(14.3)	(12.9)
Comprehensive income (loss) attributable to TransUnion	$178.0	$(182.6)	$267.2

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$302.3	$(190.8)	$281.5
Less: Discontinued operations, net of tax	—	(0.7)	17.4
Income (loss) from continuing operations	302.3	(190.1)	264.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	537.8	524.4	519.0
Goodwill impairment	—	414.0	—
Loss on repayment of loans	7.4	7.6	9.4
Deferred taxes	(157.3)	(162.7)	(88.9)
Stock-based compensation	121.2	100.3	82.8
Loss on early termination of lease	40.5	—	—
Other	34.3	26.0	22.6
Changes in assets and liabilities:
Trade accounts receivable	(105.6)	(135.1)	(37.5)
Other current and long-term assets	46.0	(12.7)	(17.7)
Trade accounts payable	39.2	(6.5)	(16.5)
Other current and long-term liabilities	(33.3)	80.4	(436.3)
Cash provided by operating activities of continuing operations	832.5	645.6	301.0
Cash used in operating activities of discontinued operations	—	(0.2)	(3.8)
Cash provided by operating activities	832.5	645.4	297.2
Cash flows from investing activities:
Capital expenditures	(315.8)	(310.7)	(298.2)
Proceeds from sale/maturity of other investments	0.2	82.3	143.5
Purchases of other investments	(0.2)	(53.5)	(146.1)
Investments in consolidated affiliates, net of cash acquired	—	—	(508.1)
Investments in nonconsolidated affiliates	(5.9)	(36.9)	(16.2)
Proceeds from the sale of investments in nonconsolidated affiliates	7.7	—	—
(Payments) proceeds related to disposal of discontinued operations	—	(0.5)	103.6
Other	6.6	0.4	2.7
Cash used in investing activities of continuing operations	(307.4)	(318.9)	(718.8)
Cash used in investing activities of discontinued operations	—	—	(5.1)
Cash used in investing activities	(307.4)	(318.9)	(723.9)
Cash flows from financing activities:
Proceeds from Term Loans	1,793.1	655.8	—
Repayments of Term Loans	(1,786.1)	(347.7)	—
Repayments of debt	(198.9)	(650.0)	(714.6)
Debt financing fees	(16.5)	(3.3)	—
Proceeds from issuance of common stock and exercise of stock options	24.9	23.1	18.7
Dividends to shareholders	(82.7)	(81.8)	(77.8)
Employee taxes paid on restricted stock units recorded as treasury stock	(31.7)	(18.4)	(32.5)
Payment of contingent consideration	—	—	(2.8)
Distributions to noncontrolling interests	(10.8)	(16.5)	(11.5)
Cash used in financing activities	(308.7)	(438.8)	(820.5)
Effect of exchange rate changes on cash and cash equivalents	(13.1)	3.2	(9.9)
Net change in cash and cash equivalents	203.3	(109.1)	(1,257.1)
Cash and cash equivalents, beginning of period	476.2	585.3	1,842.4
Cash and cash equivalents, end of period	$679.5	$476.2	$585.3

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$261.0	$281.2	$221.1
Income taxes, net of refunds	$202.5	$206.4	$573.6
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2021	191.8	$2.0	$2,188.9	$(252.0)	$2,257.8	$(285.4)	$98.1	$4,009.4
Net income	—	—	—	—	266.3	—	15.2	281.5
Other comprehensive income (loss)	—	—	—	—	—	0.9	(2.3)	(1.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11.5)	(11.5)
Stock-based compensation	—	—	79.6	—	—	—	—	79.6
Employee share purchase plan	0.2	—	21.0	—	—	—	—	21.0
Exercise of stock options	0.1	—	0.8	—	—	—	—	0.8
Vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(32.5)	—	—	—	(32.5)
Dividends to shareholders ($0.40 per share)	—	—	—	—	(77.5)	—	—	(77.5)
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4
Net (loss) income	—	—	—	—	(206.2)	—	15.4	(190.8)
Other comprehensive income (loss)	—	—	—	—	—	23.6	(1.1)	22.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(16.5)	(16.5)
Stock-based compensation	—	—	95.6	—	—	—	—	95.6
Employee share purchase plan	0.4	—	26.4	—	—	—	—	26.4
Exercise of stock options	0.1	—	0.6	—	—	—	—	0.6
Vesting of restricted stock units and performance stock units	0.8	—	—	—	—	—	—	—
Treasury stock purchased	(0.2)	—	—	(18.4)	—	—	—	(18.4)
Dividends to shareholders ($0.42 per share)	—	—	—	—	(83.3)	—	—	(83.3)
Balance, December 31, 2023	193.8	$2.0	$2,412.9	$(302.9)	$2,157.1	$(260.9)	$97.3	$4,105.5

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2023	193.8	$2.0	$2,412.9	$(302.9)	$2,157.1	$(260.9)	$97.3	$4,105.5
Net income	—	—	—	—	284.4	—	18.0	302.3
Other comprehensive loss	—	—	—	—	—	(106.3)	(2.7)	(109.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.8)	(10.8)
Stock-based compensation	—	—	116.6	—	—	—	—	116.6
Employee share purchase plan	0.4	—	29.1	—	—	—	—	29.1
Exercise of stock options	—	—	0.3	—	—	—	—	0.3
Vesting of restricted stock units and performance stock units	1.0	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(31.7)	—	—	—	(31.7)
Dividends to shareholders ($0.42 per share)	—	—	—	—	(83.6)	—	—	(83.6)
Balance, December 31, 2024	194.9	$2.0	$2,558.9	$(334.6)	$2,357.9	$(367.2)	$101.8	$4,318.8
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2024, 2023 and 2022
(Tabular amounts in millions, except per share amounts)
1. Significant Accounting Policies
Description of Business
TransUnion is a leading global information and insights company that makes trust possible between businesses and consumers, helping people around the world access opportunities that can lead to a higher quality of life. We have built robust data and analytics assets for a large portion of the adult population in the markets we serve. We use our platform to connect these disparate data assets and concentrate them on a single, layered and unified environment, enabling more persistent identity resolution with sharper, more contextualized insights. We use these insights, combined with our industry expertise, to develop impactful solutions to solve customers’ needs, including credit risk, marketing, and fraud mitigation.
Our solutions enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, and mitigate fraud. Businesses embed our solutions into their workflows to deliver critical insights and enable effective actions. Consumers use our solutions to view their credit profiles, access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We have a global presence across North America, Latin America, Europe, Africa, and Asia Pacific.
Basis of Presentation
The accompanying consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated balance sheets, statements of operations or statements of stockholders’ equity. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables.
During the first quarter of 2024, we reorganized our operations to merge our Consumer Interactive operating segment with our U.S. Markets operating segment. This change aligns with our transformation plan for an integrated U.S. business with common enabling functions to achieve greater cost efficiencies. In addition, we changed the responsibility for certain international operations previously managed within the U.S. Markets segment to certain regions within the International segment.
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
We have recast our historical financial information presented in this Annual Report on Form 10-K to reflect these changes and conform to our current operating structure.
Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “our,” “us,” and “its” refers to TransUnion and its consolidated subsidiaries, collectively.
For the periods presented, TransUnion does not have any material assets, liabilities, revenues, expenses or operations of any kind other than its ownership investment in TransUnion Intermediate Holdings, Inc.
Principles of Consolidation
The consolidated financial statements of TransUnion include the accounts of TransUnion and all of its controlled subsidiaries. All intercompany transactions and balances have been eliminated.

Investments in Affiliated Companies
Investments in affiliated companies represent our investments in non-consolidated domestic and foreign entities. These entities operate in businesses similar to ours.
Investments in nonmarketable unconsolidated entities in which the Company is able to exercise significant influence are accounted for using the equity method. For equity method investments, we adjust the carrying value for our proportionate share of the affiliates’ earnings, losses and distributions, as well as for purchases and sales of our ownership interest.
Investments in nonmarketable unconsolidated entities in which the Company is not able to exercise significant influence, our “Cost Method Investments,” are accounted for at our initial cost, minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We adjust the carrying value for any purchases or sales of our ownership interests. We record any dividends received from these investments as other income in non-operating income and expense in the Consolidated Statements of Operations.
See Note 9, “Investments in Affiliated Companies,” for a further discussion.
Variable Interest Entities
At inception, we determine whether an entity in which we have made an investment in or have other variable interest arrangements with is considered a variable interest entity (“VIE”). We are required to consolidate any VIE if we are the primary beneficiary of the VIE. We are the primary beneficiary of a VIE if we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb a portion of the losses or benefits that are significant to the VIE. If we are not the primary beneficiary of the VIE, we account for the investment or other variable interests in the VIE in accordance with other applicable GAAP. When events or circumstances change our variable interests or relationships with any of these entities, we reassess our determination of whether they are a VIE and, if so, whether we are the primary beneficiary. As of December 31, 2024, we have a variable interest in one unconsolidated variable interest entity with a current exposure of loss of approximately $35.3 million, consisting of the current carrying value of our investment in and receivables from this entity.
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
Segments
Operating segments are businesses for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) deciding how to allocate resources and assess performance. As discussed above, during the first quarter of 2024, we reorganized our operations to merge our Consumer Interactive operating segment with our U.S. Markets operating segment. As a result, we have two operating and reportable segments; U.S. Markets and International. We also report expenses for Corporate, which provides support services to each segment. Details of our segment results are discussed in Note 19, “Reportable Segments.”
Foreign Currency Translation
The functional currency for each of our foreign subsidiaries is generally that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the period-end exchange rate, and translate revenues and expenses at the monthly average rates during the year. We record the resulting translation adjustment as a component of other comprehensive income in stockholders’ equity.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of an entity are included in the results of operations as incurred. The exchange rate gains and losses for the years ended December 31, 2024, 2023 and 2022 were not material.

Revenue Recognition
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
Certain of our Other Performance Obligations, including certain batch data sets and certain professional and other services, are delivered at a point in time. Accordingly, we recognize revenue upon delivery once we have satisfied that obligation. For certain Other Performance Obligations, including certain professional and other services, we recognize revenue over time, based on an estimate of progress towards completion of that obligation. Other Performance Obligations are not material.
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
See Note 15, “Revenue,” for further details.
Costs of Services
Costs of services includes data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and data center costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses includes personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and facilities expenses. Advertising costs are expensed as incurred. Advertising costs, which include fees we pay to our partners to promote our products online, for the years ended December 31, 2024, 2023 and 2022 were $61.4 million, $64.2 million and $87.7 million, respectively.
Stock-Based Compensation
Compensation expense for all stock-based compensation awards is determined using the grant date fair value. For all equity-based plans, we record the impact of forfeitures when they occur. Expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period.
We generally issue service-based restricted stock units that vest based on the passage of time and performance-based restricted stock units that vest based on the achievement of 3-year cumulative revenue and Adjusted Diluted Earnings per Share (“Adjusted EPS”) targets, and market-based relative total stockholder return (“TSR”) based on how our stock price performs relative to a benchmark of similar companies over a three-year period. Vesting of both restricted stock units and performance-based restricted stock units is contingent on continued employment. Prior to the year ended December 31, 2024, we issued performance-based restricted stock units that vest based on the achievement of Adjusted EBITDA targets instead of Adjusted EPS targets. Service-based awards generally vest over 3.5 years. Performance-based awards generally vest over 3-years and the number of shares which could potentially be issued ranges from zero to 250% of the target award. We occasionally issue off-cycle or special grants that could have different performance measurements and vesting terms.
The closing market price of our stock on the date of grant is used to determine the grant date fair value for our restricted stock units except those that are subject to market performance. A risk-neutral Monte-Carlo simulation model based on input assumptions that exist as of the date of each grant is used to determine the fair value of awards based on TSR. The primary input assumptions utilized in determining the grant date fair value of the restricted stock units based on TSR are the expected stock volatility for the Company and the benchmark group of companies, the risk-free interest rate, expected dividend yields, and correlations between our stock price and the stock prices of the peer group of companies.
The details of our stock-based compensation program are discussed in Note 17, “Stock-Based Compensation.”
Benefit Plans
We maintain a defined-contribution savings plan for eligible employees. We provide a partial matching contribution based on a participant’s eligible contributions and may provide an annual discretionary contribution. Contributions to this plan for the years ended December 31, 2024, 2023 and 2022 were $36.9 million, $34.7 million and $32.9 million, respectively.
Restructuring
Restructuring expenses consist of employee-separation costs, including severance and other benefits calculated based on long-standing benefit practices and local statutory requirements. In some jurisdictions, the Company has ongoing benefit arrangements under which the Company records estimated severance and other termination benefits when such costs are deemed probable and estimable, approved by the appropriate corporate management, and if actions required to complete the termination plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Severance and other termination benefits for which there is not an ongoing benefit arrangement are recorded when appropriate corporate management has committed to the plan and the benefit arrangement is communicated to the affected employees. In addition, restructuring expenses include a loss on early termination of leased facility assets which are abandoned in connection with such terminations.
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

Concentration of Risk
Financial instruments that potentially subject us to a concentration of risk consist primarily of cash and cash equivalents. Our cash balances are primarily on deposit at high credit quality institutions or invested in money market funds. These deposits are typically in excess of insured limits. We have established guidelines relative to diversification and maturities for maintaining safety and liquidity.
Trade Accounts Receivable
We base our allowance for doubtful accounts estimate on our historical loss experience, our current expectations of future losses, current economic conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse financial condition or for existing contractual disputes.
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Beginning Balance	$16.4	$11.0	$10.7
Provision for losses on trade accounts receivable	18.7	8.8	5.9
Write-offs, net of recovered accounts	(15.2)	(3.4)	(5.6)
Ending balance	$19.9	$16.4	$11.0
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
At December 31, 2024 and 2023, the Company’s marketable securities consisted of available-for-sale securities. The available-for-sale securities relate to foreign exchange-traded corporate bonds. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. We follow fair value guidance to measure the fair value of our financial assets as further described in Note 18, “Fair Value”.
We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income. There were no other-than-temporary impairments of marketable securities in 2024, 2023 or 2022.
Contract Acquisition Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. We use a portfolio approach to amortize capitalized contract acquisition costs on a straight-line basis over five years, which reflects the estimated average period of benefit and is consistent with the transfer of our services to our customer to which the contract relates. We classify capitalized contract acquisition costs as current or noncurrent based on the timing of expense recognition. The current and noncurrent portions are included in other current assets and other assets, respectively, in our Consolidated Balance Sheets. Amortization expense is included in selling, general and administrative within our accompanying Consolidated Statements of Operations.
As of December 31, 2024 and 2023, we had capitalized contract acquisition costs of $60.4 million and $39.9 million, respectively, which have been included in other current assets and other assets in our accompanying Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, we amortized $12.8 million, $7.2 million and $4.4 million of capitalized contract acquisition costs to selling, general and administrative expenses on our Consolidated Statements of Operations.
Business Combinations
We account for business combinations under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination generally be recognized at their fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated financial statements from the respective dates of acquisition. See Note 2, “Business Acquisitions,” for further details.
Long-Lived Assets
Property, Plant, Equipment
Property, plant and equipment is depreciated primarily using the straight-line method, over the estimated useful lives of the assets. Buildings and building improvements are generally depreciated over 20 years. Computer equipment and furniture and purchased software are depreciated over 3 to 7 years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Assets to be disposed of, if any, are separately presented in the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. We write off the gross cost and accumulated depreciation of assets that are disposed of or no longer in use. See Note 5, “Property, Plant and Equipment” for additional information about these assets.
Definite-Lived Intangible Assets
Intangible assets are initially recorded at their acquisition cost, at relative fair value if acquired as part of an asset acquisition, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. All intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit. Database and credit files are generally amortized over a 12 to 15 year period. Internal use software is generally amortized over 3 to 10 year period. Customer relationships are amortized over a 10 to 20 year period. Trademarks primarily consist of the TransUnion trade name, which is being amortized over a 40 year useful life, and the remaining trademark assets are generally amortized over a shorter period based on their estimated useful life, which ranges between 1 and 20 years. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated useful lives. Intangible assets are subsequently removed from the presentation of gross cost and accumulated amortization once they are no longer in use or become fully amortized. See Note 7, “Intangible Assets” for additional information.
For internal use software, we monitor the activities of each of our system development projects and analyze the associated costs, making an appropriate distinction between costs to be expensed and costs to be capitalized. Costs incurred during the preliminary project stage are expensed as incurred. Many of the costs incurred during the application development stage are capitalized, including costs of software design and configuration, development of interfaces, coding, testing and installation of the software. We begin to amortize the software once it is ready for its intended use.
Impairment of Long-Lived Assets
We review long-lived asset groups that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. There were no significant impairment charges recorded during 2024, 2023 and 2022.
Goodwill
Other than goodwill, we have no other indefinite-lived intangible assets. Goodwill is allocated to our reporting units, which are an operating segment or one level below an operating segment. We conduct an impairment test annually in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired.
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
Leases
We determine if an arrangement is a lease at the inception of a contract. Our operating leases principally involve office space with fixed monthly lease payments that may also contain variable non-lease components consisting of common area maintenance, operating expenses, insurance and similar costs of the space that we occupy. We have adopted the practical expedient to not separate these non-lease components from the lease components and instead account for them as a single lease component for all of our leases. This practical expedient allows us to allocate the fixed lease components and the non-lease components based on the contractually stated amounts, with the fixed lease components included in our Right-of-Use (“ROU”) lease assets and lease liability values. Variable payments are not included within the ROU lease assets or lease liabilities and are expensed in the period in which they are incurred.
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
On the commencement date of an operating lease, we record a ROU lease asset, which represents our right to use or control the use of the specified asset for the lease term, and an offsetting lease liability, which represents our obligation to make lease payments arising from the lease, based on the present value of the net fixed future lease payments due over the initial lease term. We have elected to use the portfolio approach to assess the discount rate we use to calculate the present value of our future lease payments. We use an estimate of the incremental borrowing rate for similarly rated debt issuers, at the inception of the lease or when the lease is assumed, as the discount rate to determine the present value of the net fixed future lease payments, except for leases where the interest rate implicit in the lease is readily determinable.
Lease accounting guidance requires us to expense the net fixed payments of operating leases on a straight-line basis over the lease term. We include any built up deferred or prepaid rent balance resulting from the difference between the straight-line expense and the cash payments as a component of our ROU lease asset. Also included in our ROU lease asset is any monthly prepayment of rent. Our rent expense is typically due on the first day of each month, and we typically pay rent several weeks before it is due, so at any given month end, we will have a prepaid rent balance that is included as a component of our ROU lease asset.
We have adopted an accounting policy to recognize rent expense for short-term leases, those leases with initial lease terms of twelve months or less, on a straight-line basis in our income statement. We have no significant short-term operating leases, finance leases, or subleases.
ROU lease assets are included in other assets, and operating lease liabilities are included in other current liabilities and other liabilities in our Consolidated Balance Sheet. Finance lease assets are included in property, plant and equipment, and finance lease liabilities, if any, are included in the current portion of long-term debt and long-term debt in our Consolidated Balance Sheet. For leases where we will derive no economic benefit from leased space that we have vacated, we recognize an impairment of right-of-use assets at the time we vacate. See Note 8, “Other Assets,” Note 10, “Other Current Liabilities,” Note 12, “Other Liabilities,” and Note 13, “Debt,” for additional information about these items.

Recently Adopted Accounting Pronouncements
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This ASU updates the requirements for segment reporting to include, among other things, disaggregating and quantifying significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the measure of segment profit, describing the nature of amounts not separately disaggregated, allowing for additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources, and extending nearly all annual segment reporting requirements to quarterly reporting requirements. We have adopted this standard for the year ended December 31, 2024. See Note 19, “Reportable Segments” for additional information about our segment reporting.
Recent Accounting Pronouncements Not Yet Adopted
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU requires income tax disclosures to include consistent categories and greater disaggregation of information in the rate reconciliations and the disaggregation of income taxes paid by federal, state and foreign, and also for individual jurisdictions that are greater than 5% of total income taxes paid. The update is effective for annual periods for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently assessing the impact adopting this ASU will have on our consolidated financial statements .
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04), Disaggregation of Income Statement Expenses. This ASU requires disclosure within the notes to financial statements of specific information about certain costs and expenses including more detailed disclosures of certain categories of expenses such as employee compensation, depreciation and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The update is effective for annual periods for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 on a prospective or retrospective basis. Early adoption is permitted. We are currently assessing the impact adopting this ASU will have on our consolidated financial statements.
2. Business Acquisitions
Verisk Financial Services
On April 8, 2022, we completed our acquisition of Verisk Financial Services (“VF”), the financial services business unit of Verisk Analytics, Inc. (“Verisk”). We acquired 100% of the outstanding equity interest of the entities that comprise VF for $505.7 million in cash, including a decrease of $2.3 million recorded subsequent to the acquisition date for certain customary purchase price adjustments. We retained the leading core businesses of Argus, and identified several non-core businesses that we classified as held-for-sale as of the acquisition date that we subsequently divested. See Note 3, “Discontinued Operations,” for a further discussion.
We engaged in business activities with VF prior to the acquisition that were not material. The results of operations of Argus subsequent to the acquisition date are included in the U.S. Markets segment, including revenue of $71.5 million and net income of $2.8 million in 2022.
The purchase price allocated to total assets acquired was $576.7 million, which consisted of goodwill of $167.2 million, intangible assets of $195.0 million, current and non-current assets of discontinued operations of $143.4 million and $71.1 million of other current and long-term assets of continuing operations. The purchase price allocated to total liabilities was $71.0 million, which consisted of deferred tax liabilities of $39.8 million, other current and long-term liabilities of continuing operations of $22.8 million, and current and long-term liabilities of discontinued operations of $8.4 million.

3. Discontinued Operations
As discussed in Note 2, “Business Acquisition,” on April 8, 2022, we completed the acquisition of VF, which included Argus and several non-core businesses that we classified as held-for-sale as of the acquisition date. We classified the results of operations of the non-core businesses as discontinued operations, net of tax, in the Consolidated Statements of Operations for the year ended December 31, 2022, including a $7.5 million gain on the sale of these businesses. We sold these non-core businesses on December 30, 2022, and therefore have no assets or liabilities of these businesses on our Consolidated Balance Sheets for the periods presented. In 2022, we received total proceeds of $173.9 million, consisting of $103.6 million in cash, and a note receivable with a face value of $72.0 million and a fair value on the date of sale of $70.3 million. We finalized the purchase price in the third quarter of 2023 and recorded a $0.5 million reduction of the gain on sale included in discontinued operations, net of tax. Expenses related to these non-core businesses for the year ended December 31, 2023 were not significant.
The activity reflected in the table below for the year ended December 31, 2022, is related to the non-core businesses from the VF acquisition as well as an incremental gain on sale of discontinued operations, net of tax, related to our healthcare business, which we divested in December 2021. Discontinued operations, net of tax, as reported on our Consolidated Statements of Operations for the year ended December 31, 2022 consisted of the following:

Year Ended December 31, 2022
Revenue	$36.7
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	11.7
Selling, general and administrative	14.9
Depreciation and amortization	—
Total operating expenses	26.6
Operating income of discontinued operations	10.1
Non-operating income and (expense)	(0.5)
Income before income taxes from discontinued operations	9.6
Provision for income taxes	(0.1)
Gain on sale of discontinued operations, net of tax	8.0
Discontinued operations, net of tax	$17.4

4. Other Current Assets
Other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$126.0	$145.4
Note receivable (Notes 3, 8 and 18)	89.7	—
Marketable securities (Note 18)	2.5	2.7
Other	105.1	127.8
Total other current assets	$323.4	$275.9
The note receivable was reclassified from non-current to current because repayment is required no later than December 31, 2025.

5. Property, Plant and Equipment
Property, plant and equipment, including those acquired by finance lease, consisted of the following:

	December 31, 2024	December 31, 2023
Computer equipment and furniture	$468.9	$615.8
Purchased software	107.4	240.9
Building and building improvements	130.4	143.8
Land	3.2	3.2
Total cost of property, plant and equipment	709.8	1,003.7
Less: accumulated depreciation	(506.3)	(804.4)
Total property, plant and equipment, net of accumulated depreciation	$203.5	$199.3
Depreciation expense for the years ended December 31, 2024, 2023 and 2022, was $89.0 million, $96.6 million and $105.9 million, respectively.
During 2024, fully depreciated assets that were disposed of or are no longer in use were written off from the cost and accumulated depreciation amounts in the table above.
6. Goodwill
Our reporting units consist of U.S. Markets and Consumer Interactive within our U.S. Markets segment, and the geographic regions of the United Kingdom, Africa, Canada, Latin America, India and Asia Pacific within our International reportable segment.
For our 2024 annual goodwill impairment test, we performed a qualitative test on certain reporting units and elected to bypass the qualitative test and performed a quantitative test for other reporting units. We considered a variety of factors in our decision to perform a qualitative assessment for certain reporting units, including but not limited to, macro-economic conditions, share price performance, financial performance of each reporting unit, and the results of the most recent quantitative assessment. The results of our qualitative tests did not identify any factors that suggest it was more likely than not the fair value of any of these reporting units was less than its carrying value. For all of the reporting units subject to a quantitative test, including the United Kingdom reporting unit, the fair value exceeded the carrying value by more than 10%.
Aside from the segment reorganization in the first quarter of 2024 discussed in Note 1, “Significant Accounting Policies” there have been no triggering events during 2024 that have required us to re-evaluate whether any of our reporting units were impaired.
During the three months ended September 30, 2023, the worsening macroeconomic conditions from inflationary pressures and rising interest rates increasingly impacted our United Kingdom business for the third quarter and the near-term outlook, creating a triggering event that required an interim impairment assessment which resulted in a goodwill impairment of $414.0 million for our United Kingdom reporting unit. Other than the United Kingdom impairment charge recorded in the third quarter of 2023 there were no impairment charges recorded in 2024, 2023 or 2022.
Goodwill allocated to our reportable segments as of December 31, 2024 and 2023, and the changes in the carrying amount of goodwill during the periods, which includes a reallocation of goodwill using the relative fair value allocation approach, consisted of the following:

	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2022	$3,602.7	$1,269.6	$679.1	$5,551.4
Purchase accounting measurement period adjustments	(0.5)	—	—	(0.5)
Foreign exchange rate adjustment	0.5	38.5	—	39.0
Impairment	—	(414.0)	—	(414.0)
Balance, December 31, 2023	$3,602.8	$894.1	$679.1	$5,176.0
Reallocation of goodwill from segment reorganization	655.6	23.5	(679.1)	—
Foreign exchange rate adjustment	(0.8)	(30.9)	—	(31.7)
Balance, December 31, 2024	$4,257.6	$886.7	$—	$5,144.3

The gross and net goodwill balances, taking into consideration the reorganization discussed above, at each period were as follows:

	December 31, 2024			December 31, 2023
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S Markets	$4,257.6	$—	$4,257.6	$4,281.9	$—	$4,281.9
International	1,300.7	(414.0)	886.7	1,308.1	(414.0)	894.1
Total	$5,558.3	$(414.0)	$5,144.3	$5,590.0	$(414.0)	$5,176.0

7. Intangible Assets
Intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,055.0	$(561.7)	$1,493.3	$2,060.2	$(451.6)	$1,608.6
Internal use software	1,589.1	(653.0)	936.2	2,204.5	(1,239.7)	964.8
Database and credit files	1,339.8	(896.6)	443.2	1,372.2	(829.2)	543.0
Trademarks, copyrights and patents	566.7	(183.0)	383.7	587.7	(188.8)	398.9
Noncompete and other agreements	1.3	(0.2)	1.1	10.5	(10.5)	—
Total intangible assets	$5,551.9	$(2,294.5)	$3,257.5	$6,235.1	$(2,719.8)	$3,515.3
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2023	$6,235.1	$(2,719.8)	$3,515.3
Developed internal use software	202.1	—	202.1
Acquired intangible assets	5.7	—	5.7
Amortization	—	(448.8)	(448.8)
Disposals and retirements	(855.2)	855.2	—
Foreign exchange rate adjustment	(35.9)	19.0	(16.9)
Balance, December 31, 2024	$5,551.9	$(2,294.5)	$3,257.5
During 2024, fully amortized intangible assets were written off from the gross and accumulated amortization presented in the table above. The weighted average lives of our intangibles is approximately 15 years as of December 31, 2024.
Amortization expense related to intangible assets for the years ended December 31, 2024, 2023 and 2022, was $448.8 million, $427.8 million and $413.1 million, respectively. Estimated future amortization expense related to intangible assets at December 31, 2024 is as follows:

Annual Amortization Expense
2025	$458.2
2026	431.5
2027	366.3
2028	302.9
2029	251.6
Thereafter	1,447.0
Total future amortization expense	$3,257.5

8. Other Assets
Other assets consisted of the following:

	December 31, 2024	December 31, 2023
Investments in affiliated companies (Note 9)	$279.9	$291.4
Right-of-use lease assets (Note 14)	55.8	98.9
Interest rate swaps (Notes 13 and 18)	110.0	162.3
Note receivable (Notes 3, 4 and 18)	—	82.0
Deferred income tax asset (Note 16)	10.1	11.1
Other	121.9	93.7
Total other assets	$577.7	$739.4
Right-of-use lease assets decreased as a result of a lease termination during the year ended December 31, 2024, see further discussion in Note 11, “Restructuring.” The note receivable was reclassified from non-current to current because repayment is required no later than December 31, 2025.
9. Investments in Affiliated Companies
Investments in affiliated companies, which are included in other assets in the Consolidated Balance Sheets, consisted of the following:

	December 31, 2024	December 31, 2023
Cost Method Investments	$228.4	$233.8
Equity method investments	47.8	53.9
Limited partnership investment	3.7	3.7
Total investments in affiliated companies (Note 8)	$279.9	$291.4
Gains and losses on our Cost Method Investments, which are included in other income and (expense), net in the Consolidated Statement of Operations, for the periods presented in the table below are as follows:

	Years Ended December 31,
	2024	2023	2022
Current year gains	$6.4	$—	$—
Current year losses	(8.3)	(15.9)	(4.8)
Cumulative unrealized gains and losses on our Cost Method Investments that we owned as of December 31, 2024 and 2023, as shown in our Cost Method Investment balances in the first table above, were as follows:

	As of the Year Ended December 31,
	2024	2023
Cumulative unrealized gains	$50.8	$46.3
Cumulative unrealized losses	(30.9)	(23.9)
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Years Ended December 31,
	2024	2023	2022
Earnings from equity method investments (Note 19)	$18.3	$16.3	$13.0
Dividends received from equity method investments	16.5	18.8	11.6

10. Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accrued payroll and employee benefits	$269.8	$216.2
Accrued legal and regulatory matters (Note 21)	123.5	147.8
Deferred revenue (Note 15)	133.8	125.1
Accrued restructuring (Note 11)	13.8	64.9
Operating lease liabilities (Note 14)	22.0	26.2
Income taxes payable (Note 16)	37.3	10.2
Other	94.2	71.5
Total other current liabilities	$694.4	$661.8
The increase in accrued payroll and employee benefits is due primarily to an increase in accrued bonus in 2024 compared to 2023.
11. Restructuring
On November 12, 2023, our Board of Directors (“Board”) approved a transformation plan to optimize our operating model and continue to advance our technology. The transformation plan includes an operating model optimization program that will eliminate certain roles, transition certain job responsibilities to global capability centers, and reduce our facility footprint. The Company expects to record pre-tax expenses associated with the operating model optimization program of approximately $155.0 million from the fourth quarter of 2023 through the end of 2025, consisting of approximately $110.0 million of employee separation expenses and $45.0 million of facility exit expenses. To date, we have incurred a total of $142.1 million, including $66.8 million recorded during the year ended December 31, 2024. The remaining costs associated with the transformation plan will be incurred during 2025.
In July 2024, as part of the transformation plan, the Company entered into an agreement to terminate a facility lease with an effective date of July 31, 2024. The Company accounted for the agreement as a modification to the existing lease. The termination of the lease resulted in the payment of a $30.0 million early termination penalty during the year ended December 31, 2024. The Company recognized a loss on early termination of the lease of $40.5 million, which includes expense of $12.4 million principally associated with leasehold improvements in connection with terminating the lease.

The following table summarizes the expenses recorded for each respective period:

	Years Ended December 31,
	2024	2023
Employee separation	$24.7	$71.9
Facility exit	42.1	3.4
Total restructuring expenses	$66.8	$75.3

The following table summarizes the changes in the accrued restructuring during the years ended December 31, 2024 and 2023, which are included in other current liabilities on the Consolidated Balance Sheets.

Employee Separation Costs
Balance, December 31, 2022	$—
Restructuring expense	71.9
Cash payments	(7.2)
Foreign exchange rate adjustment	0.2
Balance, December 31, 2023	$64.9
Restructuring expense	24.7
Cash payments	(75.7)
Foreign exchange rate adjustment	(0.1)
Balance, December 31, 2024 (Note 10)	$13.8

All restructuring expenses have been recorded in the Corporate unit, as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.
12. Other Liabilities
Other liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Operating lease liabilities (Note 14)	$41.5	$81.8
Unrecognized tax benefits, net of indirect tax effects (Note 16)	40.4	40.2
Deferred revenue (Note 15)	13.7	15.1
Other	18.9	16.1
Total other liabilities	$114.5	$153.2
Operating lease liabilities decreased as a result of a lease termination during the year ended December 31, 2024, see further discussion in Note 11, “Restructuring.”
13. Debt
Debt outstanding consisted of the following:

	December 31, 2024	December 31, 2023
Senior Secured Term Loan B-5, due in full at maturity (November 15, 2026), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (6.21% at December 31, 2024, and 7.21% at December 31, 2023), net of original issue discount and deferred financing fees of less than $0.1 million and $0.2 million, respectively, at December 31, 2024, and of $1.9 million and $4.6 million, respectively, at December 31, 2023	$104.3	$2,179.4
Senior Secured Term Loan A-4, payable in quarterly installments through June 24, 2029, with periodic variable interest at Term SOFR plus a credit spread adjustment (until the refinancing on June 24, 2024), or alternate base rate, plus applicable margin (5.86% at December 31, 2024 and 6.96% at December 31, 2023), net of original issue discount and deferred financing fees of $0.4 million and $3.3 million, respectively, at December 31, 2024, and of $0.4 million and $3.4 million, respectively, at December 31, 2023	1,271.9	1,296.1
Senior Secured Term Loan B-8, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (6.11% at December 31, 2024), net of original issue discount and deferred financing fees of $4.2 million and $6.1 million, respectively, at December 31, 2024	1,906.2	—
Senior Secured Term Loan B-9, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (6.11% at December 31, 2024), net of original issue discount and deferred financing fees of $7.9 million and $12.9 million, respectively, at December 31, 2024	1,864.8	—
Senior Secured Term Loan B-6, refinanced with Term Loan B-7 (which was subsequently refinanced with Term Loan B-9), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (7.72% at December 31, 2023), net of original issue discount and deferred financing fees of $3.5 million and $20.0 million, respectively, at December 31, 2023	—	1,864.8
Senior Secured Revolving Credit Facility	—	—
Total debt	5,147.2	5,340.4
Less: current portion of long-term debt	(70.6)	(89.6)
Total long-term debt	$5,076.6	$5,250.8

Excluding any potential additional principal payments which may become due on the Senior Secured Credit Facility based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2024, were as follows:

2025	$70.6
2026	191.4
2027	103.1
2028	103.1
2029	1,102.5
Thereafter	3,611.4
Unamortized original issue discounts and deferred financing fees	(34.9)
Total debt	$5,147.2
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-9, Senior Secured Term Loan B-8, Senior Secured Term Loan B-5, Senior Secured Term Loan A-4 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
On October 27, 2023, we executed Amendment No. 21 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan A-4 with an aggregate principal amount of $1.3 billion, the proceeds of which were used to repay Senior Secured Term Loan A-3 in full, repay $300.0 million of Senior Secured Term Loan B-6, and pay the related financing fees and expenses. In addition, we increased the borrowing capacity on the Senior Secured Revolving Credit Facility from $300.0 million to $600.0 million and extended the maturity date from December 10, 2024 to October 27, 2028. In connection with the refinancing, we expensed $5.9 million of the unamortized original issue discount, deferred financing fees, and other related fees to other income and (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2023. Additionally, we recorded incremental deferred financing fees of $4.8 million that will be amortized over the new loan term. Senior Secured Term Loan A-4 is a syndicated debt instrument. As a result of the refinancing, we repaid $347.7 million of principal to lenders who left the syndicate and received $655.8 million of principal from new or existing lenders.
On February 8, 2024, we executed Amendment No. 22 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan B-7 with an aggregate principal amount of $1.9 billion, the proceeds of which were used to repay Senior Secured Term Loan B-6 in full and pay the related financing fees and expenses. In connection with the refinancing, we incurred incremental deferred financing fees of $4.7 million that will be amortized over the new loan term. Senior Secured Term Loan B-7 was a syndicated debt instrument. As a result of the refinancing, we repaid $257.1 million of principal to exiting lenders and to lenders where the refinancing resulted in a reduction in principal and received $264.1 million of proceeds from new lenders and additional principal from existing lenders.
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
On December 12, 2024, we executed Amendment No. 24 to the Senior Secured Credit Facility, pursuant to which we entered into Senior Secured Term Loan B-9 with an aggregate principal amount of $1.9 billion, the proceeds of which were used to repay in full Senior Secured Term Loan B-7. In addition, we increased the principal on Senior Secured Term Loan B-8 by $425.0 million and used the increase in proceeds to repay a portion of Senior Secured Term Loan B-5. In connection with the refinancing, we incurred incremental deferred financing fees of $3.0 million that will be amortized over the new loan terms. Senior Secured Term Loan B-9 is a syndicated debt instrument. As a result of the refinancing, we repaid $858.3 million of principal to exiting lenders and to lenders where the refinancing resulted in a reduction in principal and received $858.3 million of proceeds from new lenders and additional principal from existing lenders.

During the year ended December 31, 2024, we recognized $17.8 million of expense related to unamortized original issue discount, deferred financing fees, and other related fees associated with the 2024 refinancings in other income and (expense), net in the Consolidated Statements of Operations.
During 2024, we prepaid $150.0 million of our Senior Secured Term Loan B-5, funded from cash-on-hand, and expensed $0.3 million of unamortized original issue discounts and deferred financing fees to other income and (expense), net in the Consolidated Statements of Operations. During 2023 and 2022, we prepaid $250.0 million and $600.0 million, respectively, of our Senior Secured Term Loan B-6, funded from our cash on hand. As a result of these prepayments, we expensed $3.4 million and $9.3 million in each respective year of the unamortized original issue discount and deferred fees to other income and (expense), net in the Consolidated Statements of Operations.
Interest rates on the Senior Secured Term Loan B-5 are based on Term SOFR, unless otherwise elected, plus a margin of 1.75%, plus a credit spread adjustment. The remaining balance is due in full on November 15, 2026.
Interest rates on Senior Secured Term Loan A-4 are based on Term SOFR, unless otherwise elected, plus a margin of 1.25%, 1.50% or 1.75% depending on our total net leverage ratio. The Company is required to make principal payments of 0.625%, of the 2023 refinanced principal balance, at the end of each quarter through June 2026; principal payments increase to 1.25% each quarter thereafter with the remaining balance due June 24, 2029.
Interest rates on the Senior Secured Term Loan B-8 are based on Term SOFR, unless otherwise elected, plus a margin of 1.75%. The Company is required to make principal payments at the end of each quarter of $4.8 million with the remaining balance due June 24, 2031.
Interest rates on the Senior Secured Term Loan B-9 are based on Term SOFR with a floor of 0.50%, unless otherwise elected, plus a margin of 1.75%. The Company is required to make principal payments at the end of each quarter of 0.25% of the 2024 refinanced principal balance with the remaining balance due June 24, 2031.
Interest rates on the Senior Secured Revolving Credit Facility are based on Term SOFR, unless otherwise elected, plus a margin of 1.25%, 1.50% or 1.75% depending on our total net leverage ratio. There is a 0.20%, 0.25% or 0.30% annual commitment fee, depending on our total net leverage ratio, payable quarterly based on the undrawn portion of the Senior Secured Revolving Credit Facility. The commitment under the Senior Secured Revolving Line of Credit expires on June 24, 2029.
The Company may be required to make additional payments based on excess cash flows of the prior year, as defined in the agreement. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. There is no required excess cash flow payment due for 2024. Additional payments based on excess cash flows could be due in future years.
As of December 31, 2024, we have no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and an available borrowing balance of $598.8 million.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of December 31, 2024, we were in compliance with all debt covenants.
Interest Rate Hedging
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commence on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,100.0 million that amortizes each quarter beginning the first quarter 2025. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expired on December 31, 2024. We designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,552.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,060.0 million that amortizes each quarter after it commences. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
The net change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings. See further discussion in Note 22, “Accumulated Other Comprehensive Loss.”
We expect to realize gains of approximately $78.0 million as a reduction of interest expense from our interest rate hedges over the next twelve months.
Fair Value of Debt
The fair value of our variable-rate term loans, excluding original issue discounts and deferred fees, are $5,165.6 million and $5,378.5 million as of December 31, 2024 and 2023, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
14. Leases
Our lease obligations consist of operating leases for office space and data centers. Our operating leases have remaining lease terms of up to 7.8 years. As of December 31, 2024 and 2023, the weighted-average remaining lease terms were 3.5 years and 6.1 years, respectively. As of December 31, 2024 and 2023, the weighted-average discount rate at lease inception used to calculate the present value of the fixed future lease payments were 5.7% and 4.5%, respectively.
For the years ended December 31, 2024, 2023 and 2022 our operating lease costs, including fixed, variable and short-term lease costs, were $43.0 million, $39.7 million and $44.5 million, respectively. Cash paid for operating leases are included in operating cash flows and were $39.9 million, $39.4 million and $36.5 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
Future fixed payments for non-cancelable operating leases in effect as of December 31, 2024 are payable as follows:

2025	$24.2
2026	20.2
2027	12.6
2028	6.5
2029	2.9
Thereafter	3.5
Total operating lease payments	69.9
Less imputed interest	(6.4)
Totals	$63.4

15. Revenue
Accounts receivable are presented separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings, and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of December 31, 2024 and 2023.
As most of our contracts with customers have a duration of one year or less, our contract liabilities consist of deferred revenue that is primarily short-term in nature. Contract liabilities include current and long-term deferred revenue that is included in other current liabilities and other liabilities. We recognized substantially all of the December 31, 2023 current deferred revenue balance as revenue during 2024. We expect to recognize the December 31, 2024 current deferred revenue balance as revenue during 2025. The majority of our long-term deferred revenue, which is not material, is expected to be recognized in less than two years.
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of December 31, 2024, the aggregate amount of transaction price attributable to future performance obligations for long-term non-cancellable contracts, excluding the variable component, totals approximately $800 million. We expect to recognize approximately 50% of this amount in 2025, 30% in 2026 and 20% thereafter.
For additional disclosures about the disaggregation of our revenue see Note 19, “Reportable Segments.”
16. Income Taxes

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2024	2023	2022
Federal
Current	$130.3	$100.0	$101.8
Deferred	(122.3)	(102.1)	(55.9)
State
Current	24.9	11.1	28.7
Deferred	(18.7)	(28.3)	(14.6)
Foreign
Current	100.9	96.3	77.3
Deferred	(16.3)	(32.3)	(18.4)
Provision for income taxes	$98.8	$44.7	$118.9

The components of income before income taxes consisted of the following:

	Years Ended December 31,
	2024	2023	2022
Domestic	$9.7	$(40.6)	$151.5
Foreign	391.4	(104.7)	231.5
Income (loss) from continuing operations before income taxes	$401.1	$(145.3)	$383.0

The effective income tax rate reconciliation consisted of the following:

	Years Ended December 31,
	2024		2023		2022
Income taxes at statutory rate	$84.2	21.0%	$(30.5)	21.0%	$80.4	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	0.1	—%	(21.9)	15.1%	8.0	2.1%
Foreign rate differential	(6.7)	(1.7)%	(22.5)	15.5%	(4.6)	(1.2)%
Excess tax (benefits) / expense on stock-based compensation	(1.5)	(0.4)%	3.0	(2.0)%	(5.0)	(1.3)%
Uncertain tax positions	6.0	1.5%	7.5	(5.2)%	5.7	1.5%
Valuation allowances	(11.3)	(2.8)%	3.1	(2.1)%	18.3	4.7%
Foreign withholding taxes	13.7	3.4%	13.0	(8.9)%	9.6	2.5%
U.S. Federal tax on foreign earnings	13.6	3.4%	0.2	(0.1)%	(1.4)	(0.4)%
U.S. Federal R&D tax credit	(8.1)	(2.0)%	(8.6)	5.9%	(9.7)	(2.5)%
Nondeductible expenses	14.9	3.7%	6.8	(4.7)%	14.0	3.6%
Nondeductible goodwill impairment	—	—%	97.3	(67.0)%	—	—%
Other	(6.1)	(1.5)%	(2.7)	1.7%	3.6	1.0%
Total	$98.8	24.6%	$44.7	(30.8)%	$118.9	31.0%
For 2024, we reported a 24.6% effective tax rate, which is higher than the 21.0% U.S. federal corporate statutory rate due primarily to nondeductible expenses primarily in connection with executive compensation limitations, foreign withholding taxes, and uncertain tax positions, partially offset by benefits from the research and development credit and the foreign rate differential. In addition, certain deferred tax assets related to expiring foreign tax credits were written off with an offsetting reduction of the valuation allowance.
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
Components of net deferred income tax consisted of the following:

	December 31, 2024	December 31, 2023
Deferred income tax assets:
Compensation	$20.7	$21.7
Employee benefits	33.6	38.4
Legal reserves and settlements	10.4	11.0
Loss and tax credit carryforwards	293.0	228.0
Leases	15.2	26.9
Section 174 R&D Expense	88.6	58.1
Other	35.1	36.3
Gross deferred income tax assets	$496.6	$420.4
Valuation allowance	(93.4)	(104.7)
Total deferred income tax assets, net	$403.2	$315.7
Deferred income tax liabilities:
Depreciation and amortization	(718.0)	(789.8)
Right of use asset	(14.6)	(25.1)
Taxes on unremitted foreign earnings	(25.2)	(24.0)
Investment in affiliated companies	(8.0)	(7.6)

Cash flow hedges	(27.6)	(40.6)
Other	(15.0)	(10.4)
Total deferred income tax liability	$(808.4)	$(897.5)
Net deferred income tax liability	$(405.2)	$(581.8)
Deferred tax assets and liabilities result from temporary differences between tax and accounting methods. Our balance sheet includes deferred tax assets of $10.1 million and $11.1 million at December 31, 2024 and 2023, respectively, which are included in other assets.
If certain deferred tax assets are not likely recoverable in future years a valuation allowance is recorded. As of December 31, 2024 and 2023, a valuation allowance of $93.4 million and $104.7 million, respectively, reduced deferred tax assets related to worldwide net operating losses and tax credit carryforwards. Our estimate of the amount of the deferred tax asset we can realize requires significant assumptions about projected revenues and income that are impacted by future market and economic conditions. Our carryforwards will expire as follows: U.S. federal net operating loss carryforwards over three years to an indefinite number of years, foreign loss carryforwards over one year to an indefinite number of years, foreign tax credit carryforwards over ten years, interest expense carryforwards over an indefinite number of years, state net operating loss carryforwards over one year to an indefinite number of years and state tax credit carryforwards over one year to an indefinite number of years. As of December 31, 2024, the deferred tax assets associated with U.S. foreign tax credit carryforwards and U.S. federal net operating loss carryforwards were $48.4 million and $6.3 million, respectively. Deferred tax assets associated with foreign net operating loss carryforwards and foreign interest expense carryforwards were $27.0 million and $73.2 million, respectively. Deferred tax assets associated with U.S. federal and state interest expense carryforwards is $110.4 million. Deferred tax assets associated with other loss and tax credit carryforwards were not significant.
The total amount of gross unrecognized tax benefits consisted of the following:

	December 31, 2024	December 31, 2023	December 31, 2022
Balance as of beginning of period	$45.0	$45.1	$45.8
Increase in tax positions of prior years	0.8	2.2	0.3
Decrease in tax positions of prior years	(1.0)	(3.4)	(3.7)
Increase in tax positions of current year	3.3	3.0	3.2
Reductions relating to settlement and lapse of statute	(3.7)	(1.9)	(0.4)
Decrease in tax positions due to acquisition	—	—	(0.1)
Balance as of end of period	$44.4	$45.0	$45.1

The amounts that would affect the effective tax rate if recognized are $34.4 million, $34.5 million and $30.5 million, respectively, for the years ended December 31, 2024, 2023 and 2022.
We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $17.7 million, $14.0 million and $10.1 million, respectively, for the years ended December 31, 2024, 2023 and 2022.
We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2007 and forward remain open for examination in some foreign jurisdictions, 2015 and forward in some state jurisdictions, and 2012 and forward for U.S. federal purposes.

17. Stock-Based Compensation
Under the TransUnion Holding Company, Inc. 2012 Management Equity Plan (the “2012 Plan”), stock-based awards could be issued to executive officers, employees and independent directors of the Company. A total of 10.1 million shares were authorized for grant under the 2012 Plan. Effective upon the closing of our initial public offering, the Company’s Board and its stockholders adopted the TransUnion 2015 Omnibus Incentive Plan, which has since been amended and restated (the “2015 Plan”), and no more shares can be issued under the 2012 Plan. During 2024, we increased the authorized shares available under the 2015 Plan to a total of 16.4 million shares. The 2015 Plan provides for the granting of stock options, restricted stock awards and restricted stock units to key employees, directors or other persons having a service relationship with the Company and its affiliates. Dividends declared accrue to outstanding restricted stock units and are paid to employees when the restricted stock units vest. As of December 31, 2024, there were approximately 3.8 million of unvested awards outstanding and approximately 6.9 million of awards have vested under the 2015 Plan.
Effective upon the closing of the initial public offering, the Company’s Board and its stockholders adopted the TransUnion 2015 Employee Stock Purchase Plan, which has since been amended and restated (the “ESPP”). During 2024, we increased the authorized shares under the ESPP to a total of 5.4 million shares. The ESPP provides certain employees of the Company with an opportunity to purchase the Company’s common stock at a discount. As of December 31, 2024, the Company has issued approximately 2.1 million shares of common stock under the ESPP.
For the years ending December 31, 2024, 2023 and 2022, stock-based compensation expense and the related income tax benefits were as follows:

	Years Ended December 31,
	2024	2023	2022
Equity-classified awards	$117.3	$95.4	$79.6
Liability-classified awards	—	0.2	(1.7)
Subtotal of 2012 and 2015 plans	117.3	95.6	77.8
ESPP stock-based compensation expense	3.9	4.9	3.3
Total stock-based compensation expense	$121.2	$100.6	$81.1

Income tax benefits related to stock-based compensation	$17.5	$17.2	$13.5
2012 Plan
Stock Options
Stock options were last granted in June 2015, prior to our initial public offering, and expire in June 2025. As of December 31, 2024, there are less than 0.1 million stock options outstanding.
2015 Plan
Restricted Stock Units
For our 2024 performance-based restricted stock units based on TSR, the volatility inputs for our stock ranged between 37.54% and 40.74%, and the risk-free interest rate inputs ranged between 3.80% and 4.46%.

Following is a summary of service-based restricted stock units and performance-based restricted stock units as of and for the year ended December 31, 2024:

	Service-based restricted stock units		Performance-based restricted stock units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,962,349	$74.87	1,444,354	$97.78
Granted	1,491,536	76.89	497,148	97.00
Vested	(795,480)	79.22	(251,078)	91.39
Forfeited	(332,511)	73.70	(187,395)	96.37
Nonvested as of December 31, 2024	2,325,894	$74.85	1,503,029	$98.09

Expected to vest as of December 31, 2024			1,679,137	$94.01
The intrinsic value of awards vested, the fair value of awards vested and the tax benefit realized from vested awards for the periods presented are as follows:

	Years Ended December 31,
	2024	2023	2022
Intrinsic value of awards vested	$91.6	$54.6	$90.3
Total fair value of awards vested	86.0	71.7	76.0
Tax benefit realized from vested awards	16.2	10.1	14.2
As of December 31, 2024, stock-based compensation expense remaining to be recognized in future years related to restricted stock units that we currently expect to vest was $204.9 million with weighted-average recognition periods of 2.0 years.
Weighted-average shares outstanding include the dilutive impact of our unvested stock-based awards.

18. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2024:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Note 8 and 13)	$110.0	$—	$110.0	$—
Note receivable (Note 3, 4 and 8)	89.7	—	89.7	—
Available-for-sale debt securities (Note 4)	2.5	—	2.5	—
Total	$202.2	$—	$202.2	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2023:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Note 8 and 13)	$162.3	$—	$162.3	$—
Note receivable (Note 2 and 8)	82.0	—	82.0	—
Available-for-sale debt securities (Note 4)	2.7	—	2.7	—
Total	$247.0	$—	$247.0	$—

Level 2 instruments consist of foreign exchange-traded corporate bonds, interest rate swaps, and notes receivable. Foreign exchange-traded corporate bonds are available-for-sale debt securities valued at their current quoted prices. These securities mature between 2027 and 2033. Unrealized gains and losses on available-for-sale debt securities, which are not material, are included in other comprehensive income. The interest rate swaps fair values are determined using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 13, “Debt,” there are three tranches of interest rate swaps. In December 2022, we sold the non-core businesses of our VF acquisition. A portion of the consideration was in the form of a $72.0 million note receivable. The note receivable accrues interest semiannually at a per annum rate of 10.6% and is payable at maturity. The note matures on June 30, 2025, subject to an option of the note issuer to extend the maturity date for two successive terms of three months each, at an increased rate of interest at each extension. The note is classified as current as of December 31, 2024 because repayment is required no later than December 31, 2025 when considering the two optional extensions. The note was initially recorded at fair value of $70.3 million using an income approach for fixed income securities where contractual cash flows were discounted to present value at a risk-adjusted rate of return in a lattice model framework. The fair value of the note is determined each period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk, and issuer-specific credit risk.
19. Reportable Segments
The Company’s chief operating decision maker is the chief executive officer. The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the CODM assesses the Company’s performance. Our CODM uses the profit measure of Adjusted EBITDA for its segments to allocate resources and assess performance of our businesses. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. The CODM uses Adjusted EBITDA for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment.
Our Board and executive management team also use Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors, and other interested parties in their evaluation of the operating performance of companies similar to ours.
As discussed in Note 1, “Significant Accounting Policies,” during the first quarter of 2024, we reorganized our operations into two operating segments and the segment financial information presented below has been recast to conform to our current operating structure. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting Policies.”
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
•Emerging Verticals: Emerging Verticals include Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections, and Public Sector. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions, as well select market-specific solutions in Insurance and Telecommunications.
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
Corporate
Corporate provides support services for each of the segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to either of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.

Selected segment financial information and disaggregated revenue consisted of the following:

	Years Ended December 31,
	2024	2023	2022
Gross Revenue:
U.S. Markets:
Financial Services	$1,433.8	$1,244.9	$1,225.6
Emerging Verticals	1,215.5	1,168.2	1,128.1
Consumer Interactive	588.7	579.7	585.3
Total U.S. Markets	3,237.9	2,992.8	2,939.0

International:
Canada	154.4	140.5	129.7
Latin America	134.7	121.8	114.3
United Kingdom	227.7	216.6	222.7
Africa	66.4	60.6	61.8
India	269.4	218.9	174.2
Asia Pacific	105.8	91.9	80.3
Total International	958.4	850.4	782.9

Total revenue, gross	$4,196.3	$3,843.1	$3,722.0

Intersegment revenue eliminations:
U.S. Markets	$(6.2)	$(6.2)	$(6.1)
International	(6.4)	(5.7)	(6.0)
Total intersegment eliminations	(12.6)	(11.9)	(12.1)
Total revenue as reported	$4,183.8	$3,831.2	$3,709.9

Significant segment expenses consisted of the following:

	Years Ended December 31,
	2024		2023		2022
	U.S. Markets	International	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$3,237.9	$958.4	$2,992.8	$850.4	$2,939.0	$782.9
Less:[1]
Product and fulfillment[2]	679.8	46.5	558.5	41.6	475.2	45.8
Labor-related[3]	821.4	340.0	855.0	309.3	847.8	281.2
Technology and communication[4]	230.9	43.6	223.4	39.0	219.4	33.4
Other segment items[5]	273.1	102.8	236.8	92.9	252.6	85.8
Segment Adjusted EBITDA	$1,232.8	$425.5	$1,119.0	$367.5	$1,144.0	$336.7
1.The significant expense categories and amounts align with costs included in segment Adjusted EBITDA that are regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
2.Product and fulfillment expenses principally include data acquisition and royalty fees, mailing and postage, and call center support costs.
3.Labor-related expenses include fully burdened compensation expenses, including incentive compensation, as well as costs incurred to augment our workforce with subcontractors, net of any amounts capitalized for internally developed software.
4.Technology and communication expenses includes hardware and software maintenance and support, subscriptions to cloud-based software, and telecommunications.

5.Other segment items includes litigation, facilities costs, marketing and advertising, professional services, travel and entertainment, earnings from equity method investments, and overhead and corporate allocations, among other costs. For the International segment, Other segment items also includes earnings attributable to non-controlling interests.
A reconciliation of Segment Adjusted EBITDA to income (loss) from continuing operations before income taxes for the periods presented is as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. Markets Adjusted EBITDA	$1,232.8	$1,119.0	$1,144.0
International Adjusted EBITDA	425.5	367.5	336.7
Total	$1,658.3	$1,486.5	$1,480.7
Adjustments to reconcile to income (loss) from continuing operations before income taxes:
Corporate expenses[1]	(152.0)	(142.8)	(135.7)
Net interest expense	(236.7)	(267.5)	(226.2)
Depreciation and amortization	(537.8)	(524.4)	(519.0)
Stock-based compensation	(121.2)	(100.6)	(81.1)
Goodwill impairment	—	(414.0)	—
Mergers and acquisitions, divestitures and business[2]	(26.5)	(34.6)	(50.7)
Accelerated technology investment[3]	(84.2)	(70.6)	(54.0)
Operating model optimization program[4]	(94.8)	(77.6)	—
Net other[5]	(21.8)	(15.2)	(46.1)
Net income attributable to non-controlling interests	18.0	15.4	15.2
Total adjustments	$(1,257.1)	$(1,631.8)	$(1,097.7)
Income (loss) from continuing operations before income taxes	$401.1	$(145.3)	$383.0
1.Certain costs that are not directly attributable to either of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
2.Mergers and acquisitions, divestitures and business optimization expenses consist of costs associated with exploratory or executed strategic transactions.
3.Accelerated technology investment represents expenses incurred in connection with the transformation of our technology infrastructure.
4.Consists of restructuring expenses as presented on our Consolidated Statements of Operations and other business process optimization expenses.
5.Net other expenses consist primarily of other non-operating income and expenses, comprised of deferred loan fee expense from debt prepayments and refinancing, currency remeasurement on foreign operations, and other debt financing expenses, as well as certain legal and regulatory expenses.

Earnings from equity method investments included in non-operating income and expense was as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. Markets	$0.1	$0.6	$1.0
International	18.1	15.7	12.0
Total	$18.3	$16.3	$13.0
Total assets by segment consisted of the following:

	December 31, 2024	December 31, 2023
U.S. Markets	$8,089.1	$8,293.4
International	2,384.5	2,368.6
Total segment assets	10,473.6	10,662.0
Corporate	511.2	443.2
Total assets	$10,984.8	$11,105.1
Cash paid for capital expenditures by segment was as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. Markets	$210.9	$222.2	$198.7
International	104.4	87.3	97.5
Total cash paid for capital expenditures by the segments	315.4	309.4	296.2
Corporate	0.4	1.3	2.0
Total	$315.8	$310.7	$298.2
Depreciation and amortization expense by segment was as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. Markets	$400.5	$393.6	$387.2
International	133.3	126.4	126.9
Total segment depreciation and amortization expense	533.9	520.1	514.1
Corporate	3.9	4.4	4.9
Total	$537.8	$524.4	$519.0

Percentage of revenue based on where it was earned was as follows:

	Years Ended December 31,
	2024	2023	2022
Domestic	77%	78%	79%
International	23%	22%	21%

Percentage of long-lived assets, other than intangibles, financial assets, and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	As of December 31,
	2024	2023
Domestic	65%	75%
India	16%	7%
International, all other	19%	18%
20. Commitments
Future minimum payments for noncancelable operating leases, purchase obligations, and other liabilities with a remaining term in excess of one year in effect as of December 31, 2024 are payable as follows:

	Operating Leases	Purchase Obligations and Other	Total
2025	$24.2	$181.9	$206.0
2026	20.2	159.2	179.4
2027	12.6	97.0	109.6
2028	6.5	92.9	99.4
2029	2.9	84.6	87.5
Thereafter	3.5	—	3.5
Less imputed interest	(6.4)	—	(6.4)
Totals	$63.4	$615.6	$679.1
Purchase obligations and other excludes trade accounts payable that are included in our balance sheet as of December 31, 2024. Purchase obligations and other include commitments for outsourcing services, royalties, data licenses, and maintenance and other operating expenses.
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
In view of the inherent unpredictability of legal and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of legal and regulatory matters or the eventual loss, fines or penalties, if any, that may result from such matters. We establish reserves for legal and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. However, for certain of the matters, we are not able to reasonably estimate our exposure because damages or penalties have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of similar matters pending against our competitors, (iv) there are significant factual issues to be resolved, and/or (v) there are legal issues of a first impression being presented. The actual costs of resolving legal and regulatory matters, however, may be substantially higher than the amounts reserved for those matters, and an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. We accrue amounts for certain legal and regulatory matters for which losses were considered to be probable of occurring based on our best estimate of the most likely outcome. It is reasonably possible actual losses could be significantly different from our current estimates. In addition, there are some matters for which it is reasonably possible that a loss will occur, however, we cannot estimate a range of the potential losses for these matters.
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in legal and regulatory matters and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us, except for the active matters with the Consumer Financial Protection Bureau (the “CFPB”) referenced below, that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of December 31, 2024 and 2023, we have accrued $123.5 million and $147.8 million, respectively, for legal and regulatory matters. These amounts are recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
CFPB Matters
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB alleging that we failed to comply with and timely implement a consent order issued by the CFPB in January 2017 (the “2017 Consent Order”), and further alleging additional violations related to Consumer Interactive’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of Consumer Interactive, John Danaher, in the United States District Court for the Northern District of Illinois seeking restitution, civil money penalties, and injunctive relief, among other remedies, and alleging that the TU Entities violated the 2017 Consent Order, engaged in deceptive acts and practices in marketing the TransUnion Credit Monitoring product, failed to obtain signed written authorizations from consumers before debiting their bank accounts for the TransUnion Credit Monitoring product and diverted consumers from their free annual file disclosure into paid subscription products. The CFPB further alleges that Mr. Danaher violated the 2017 Consent Order and that he and Trans Union LLC provided substantial assistance to TransUnion Interactive, Inc. in violating the 2017 Consent Order and the law. We continue to believe that our marketing practices are lawful and appropriate and that we have been, and remain, in compliance with the 2017 Consent Order, and we will vigorously defend against allegations to the contrary in such proceedings. On February 5, 2025, the Court issued a stay in the proceedings at the CFPB’s request.
As of December 31, 2024 and 2023, we have accrued $56.0 million, in connection with this matter and there is a reasonable possibility that a loss in excess of the amount accrued may be incurred, and such an outcome could have a material adverse effect on our results of operations and financial condition. However, any possible loss or range of loss in excess of the amount accrued is not reasonably estimable at this time. In addition, we will incur increased costs litigating this matter.
In March 2024, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us related to our dispute handling practices and procedures. The NORA letter alleged that Trans Union LLC violated FCRA’s requirements to conduct a reasonable reinvestigation of disputed information and follow reasonable procedures to assure maximum possible accuracy of the information in consumer reports, and the Consumer Financial Protection Act’s prohibition of unfair, deceptive, and abusive acts or practices. On July 12, 2024, the CFPB Enforcement Division advised us that it had obtained authority to pursue an enforcement action against us seeking specific injunctive relief provisions and civil money penalties. Since that time, we have been engaged in active discussions with the CFPB regarding this matter, including that our ability to make proposed changes to certain dispute handling processes is dependent on the participation of other consumer reporting agencies, data furnishers and industry participants. Given recent changes in CFPB leadership, our engagement with the agency on this matter has paused. We cannot provide an estimate of when, or if, such engagement will resume. We further cannot provide assurance that the CFPB will not ultimately commence a lawsuit against us in this matter, nor are we able to predict the likely outcome of this matter, which could have a material adverse effect on our results of operations and financial condition. We are not able to reasonably estimate our potential loss or range of loss related to this matter.

Argus Department of Justice Matter
We settled a matter with the civil division of the United States Attorney’s Office for the Eastern District of Virginia. This matter pertained to alleged conduct, related to Argus’s use of certain data it collected under certain government contracts, that commenced before our acquisition of VF, including Argus, in April 2022. Together with Verisk (the “Seller”), we finalized a $37.0 million settlement (the “Settlement”) with the Department of Justice (“DOJ”). Under the stock purchase agreement Trans Union LLC entered into with the Seller pursuant to which we acquired VF, including Argus, the Seller agreed to indemnify us for certain losses with respect to this matter, including all losses directly resulting from any settlement agreement with the DOJ in connection with this matter, including civil money penalties, remediation costs and fees and expenses. As of December 31, 2023, we had recorded an accrued liability of $37.0 million and a related indemnification receivable for this matter. During the year ended December 31, 2024, the Settlement was paid in full to the DOJ and the indemnification receivable was collected.
22. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Cash Flow Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2021	$(269.2)	$(16.6)	$0.4	$(285.4)
Other comprehensive income (loss) before reclassifications	(196.4)	197.3	(0.2)	0.7
Amounts reclassified from other comprehensive (income) loss	—	(2.1)	—	(2.1)
Other comprehensive income (loss) for the year ended December 31, 2022	$(196.4)	$195.2	$(0.2)	$(1.4)
Other comprehensive income (loss) attributable to noncontrolling interests	2.3	—	—	2.3
Balance, December 31, 2022	$(463.5)	$178.6	$0.2	$(284.5)
Other comprehensive income (loss) before reclassifications	79.1	27.8	—	106.9
Amounts reclassified from other comprehensive (income) loss	—	(84.4)	—	(84.4)
Other comprehensive income (loss) for the year ended December 31, 2023	$79.1	$(56.6)	$—	$22.5
Other comprehensive income (loss) attributable to noncontrolling interests	1.1	—	—	1.1
Balance, December 31, 2023	$(383.4)	$122.0	$0.2	$(260.9)
Other comprehensive income (loss) before reclassifications	(69.8)	48.8	—	(21.0)
Amounts reclassified from other comprehensive (income) loss	—	(88.0)	—	(88.0)
Other comprehensive income (loss) for the year ended December 31, 2024	$(69.8)	$(39.2)	$—	$(109.0)
Other comprehensive income (loss) attributable to noncontrolling interests	2.7	—	—	2.7
Balance, December 31, 2024	$(450.2)	$82.8	$0.2	$(367.2)

23. Subsequent Events
On January 15, 2025, TransUnion signed a definitive agreement to acquire majority ownership in Trans Union de Mexico, S.A., S.I.C. (“Trans Union de Mexico”), the consumer credit business of the largest credit bureau in Mexico, Buró de Crédito. TransUnion currently owns 25.69% of Trans Union de Mexico and has agreed to acquire an additional 68% from selling shareholders in exchange for cash consideration of approximately MXN 11,500 million, subject to certain customary purchase price adjustments. There is no contingent consideration related to this transaction. The transaction is expected to close by the end of 2025, subject to the satisfaction of regulatory approvals and customary closing conditions. We anticipate funding this acquisition through a combination of debt and cash on hand.

Further, on January 8, 2025, TransUnion signed a definitive agreement to acquire U.K.-based Monevo in exchange for cash consideration, subject to certain customary purchase price adjustments. TransUnion currently owns 30% of the equity of Monevo and has agreed to acquire the remaining ownership position from Quint Group Limited through the exercise of a call option obtained with its initial investment in Monevo. The transaction is expected to close by the second quarter of 2025, subject to the satisfaction of regulatory approvals and customary closing conditions. We expect to fund this acquisition with cash on hand.
On February 11, 2025, our Board authorized the repurchase of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934 and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason and the share repurchase program does not have an expiration date. Any repurchased shares will be retired and returned to the status of authorized but unissued shares of the Company. This new share repurchase authorization replaces all previous authorizations.

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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in (“COSO”). Based on our assessment, management concluded that, as of December 31, 2024, TransUnion’s internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2024, as stated in their report which is included in this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weaknesses
Management designed and implemented new processes and controls related to the classification of certain costs between cost of services and selling, general and administrative in the Consolidated Statements of Operations. These new controls have operated effectively as of December 31, 2024 and for a sufficient period of time during 2024 in order for management to conclude that the material weakness has been remediated as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On November 19, 2024, Timothy J. Martin, Executive Vice President, Chief Global Solutions Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 10,000 shares of the Company’s common stock until June 30, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information with respect to our Board of Directors is presented as of February 13, 2025:

Name	Position	Principal Employment
Christopher A. Cartwright	President & Chief Executive Officer, Director	President & Chief Executive Officer, TransUnion
Dr. George M. Awad	Director	Principal, Gibraltar Capital Corporation
Suzanne P. Clark	Director	President and Chief Executive Officer, U.S. Chamber of Commerce
Hamidou Dia	Director	VP, Applied AI Engineering, Google Cloud
Russell P. Fradin	Director	Operating Partner, Clayton, Dubilier & Rice
Charles E. Gottdiener	Director	Chief Executive Officer, Anaplan, Inc.
Pamela A. Joseph	Director	Chief Executive Officer and Executive Chair, Xplor Technologies, Inc.
Thomas L. Monahan, III	Director	Chief Executive Officer, Heidrick and Struggles, Inc.
Ravi Kumar Singisetti	Director	Chief Executive Officer, Cognizant Technology Solutions Corporation
Linda K. Zukauckas	Director	Chief Financial Officer, Integrity, LLC
The other information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 7, 2025, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.
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
Insider Trading Policy
We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the New York Stock Exchange. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 7, 2025, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 7, 2025, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 7, 2025, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 7, 2025, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents Filed as a Part of This Report:
(1)Financial Statements. The following financial statements are included in Item 8 of Part II:
◦Consolidated Balance Sheets— December 31, 2024 and 2023;
◦Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022;
◦Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022;
◦Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022;
◦Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; and
◦Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules.
◦Schedule I - Condensed Financial Information of TransUnion as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 and the accompanying notes; and
◦Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022.
Schedules I and II are filed as part of this Report and are set forth immediately following the signature page.
(3)The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or incorporated herein by reference.

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

10.7	Amendment No. 19 to Credit Agreement, dated as of December 1, 2021, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., Bank of America, N.A., Capital One, N.A., JP Morgan Chase Bank, N.A., Royal Bank of Canada as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto (Incorporated by reference to Exhibit 10.7 to TransUnion’s Annual Report on Form 10-K filed on February 22, 2022).

10.8
Amendment No. 20 to the Credit Agreement, dated as of May 15, 2023 by and between Trans Union LLC and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to TransUnion’s Quarterly Report on Form 10-Q filed on July 25, 2023).

10.9
Amendment No. 21 to the Credit Agreement, dated as of October 27, 2023, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto (Incorporated by reference to Exhibit 10.9 to TransUnion’s Annual Report on Form 10-K filed on February 28, 2024).

10.10	Amendment No. 22 to the Credit Agreement, dated as of February 8, 2024, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2024).

10.11	Amendment No. 23 to the Credit Agreement, dated as of June 24, 2024, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Securities, LLC, Canadian Imperial Bank of Commerce, New York Branch, Citibank, N.A., Commercial Bank of China Limited, New York Branch, Lloyds Bank PLC, PNC Bank, National Association and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q filed on July 25, 2024).

10.12**	Amendment No. 24 to the Credit Agreement, dated as of December 12, 2024, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Securities, LLC, Canadian Imperial Bank of Commerce, New York Branch, Citibank, N.A., Commercial Bank of China Limited, New York Branch, Lloyds Bank PLC, PNC Bank, National Association and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto.

10.13†	TransUnion Holding Company, Inc. 2012 Management Equity Plan (Effective April 30, 2012) (Incorporated by reference to Exhibit 10.1 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.14†	TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement (Effective April 30, 2012) (Incorporated by reference to Exhibit 10.2 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.15†	Amendment No. 1 to TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement, dated as of January 1, 2016 (Incorporated by reference to Exhibit 10.7 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.16	Form of Director Indemnification Agreement for directors of TransUnion (Incorporated by reference to Exhibit 10.6 to TransUnion’s Registration Statement on Form S-4 filed July 31, 2012).

10.17†	Employment Agreement with James M. Peck, President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012 (Incorporated by reference to Exhibit 10.15 to TransUnion’s and TransUnion Intermediate Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.18†	Letter Agreement between TransUnion and Reed Elsevier with respect to the employment of James M. Peck as the President and Chief Executive Officer of TransUnion and TransUnion Intermediate Holdings, Inc., dated December 6, 2012 (Incorporated by reference to Exhibit 10.16 to TransUnion’s and TransUnion Intermediate Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19†	Employment Agreement, dated as of November 13, 2018, by and between TransUnion and Christopher A. Cartwright (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on November 14, 2018).

10.20†	Employment Agreement, dated as of November 13, 2018, by and between TransUnion and James M. Peck (Incorporated by reference to Exhibit 10.2 to TransUnion’s Current Report on Form 8-K filed on November 14, 2018).

10.21†	Retirement and Transition Agreement, dated as of April 1, 2021, by and between TransUnion and John Danaher (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on April 7, 2021).

10.22†	Retirement and Transition Agreement, dated as of August 12, 2021, by and between TransUnion and David Neenan (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on August 13, 2021).

10.23†	Employment Agreement, dated as of August 12, 2021 by and among TransUnion, Trans Union of Canada, Inc. and Todd Skinner (Incorporated by reference to Exhibit 10.2 to TransUnion’s Quarterly Report on Form 10-Q filed on October 26, 2021).

10.24†	Form of TransUnion Executive Severance and Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q filed on October 26, 2021).

10.25†	Form of TransUnion Executive Severance and Restrictive Covenant Agreement, as amended (Incorporated by reference to Exhibit 10.1 to TransUnion’s Quarterly Report on Form 10-Q filed on October 23, 2024).

10.26†	Second Amended and Restated TransUnion 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on May 7, 2024).

10.27†
TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock Units (U.S. Employees) (for awards granted in or after February 2022) (Incorporated by reference to Exhibit 10.22 to TransUnion’s Annual Report on Form 10-K filed on February 22, 2022).

10.28†
TransUnion 2015 Omnibus Incentive Plan Award Agreement, as amended, with respect to Restricted Stock units (U.S. Employees) (for awards granted in or after February 2023) (Incorporated by reference to Exhibit 10.1 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2023).

10.29†	TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Restricted Stock Units (U.S. Employees) (for awards granted on or after February 21, 2024) (Incorporated by reference to Exhibit 10.2 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2024).

10.30†
TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Performance Share Units (U.S. Employees) (for awards granted in or after February 2022) (Incorporated by reference to Exhibit 10.23 to TransUnion’s Annual Report on Form 10-K filed on February 22, 2022).

10.31†
TransUnion 2015 Omnibus Incentive Plan Award Agreement, as amended, with respect to Performance Share Units (U.S. Employees) (for awards granted in or after February 2023) (Incorporated by reference to Exhibit 10.2 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2023).

10.32†	TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Performance Share Units (U.S. Employees) (for awards granted on or after February 21, 2024) (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2024).

10.33†
TransUnion Amended and Restated 2015 Omnibus Incentive Plan Grant Notice, Applicable to Performance Share Unit Awards Granted on June 1, 2023 (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on May 30, 2023).

10.34†
TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock (Outside Directors), as amended, effective November 2, 2023 (Incorporated by reference to Exhibit 10.29 to TransUnion’s Annual Report on Form 10-K filed on February 28, 2024).

10.35†	TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock (Outside Directors), effective February 21, 2024 (Incorporated by reference to Exhibit 10.4 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2024).
10.36†	TransUnion 2015 Employee Stock Purchase Plan, as Amended and Restated, Effective November 6, 2018 (Incorporated by reference to Exhibit 10.24 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.37†	Amendment to TransUnion 2015 Employee Stock Purchase Plan, As Amended and Restated (Incorporated by reference to Exhibit 10.2 to TransUnion’s Current Report on Form 8-K filed on May 7, 2024).

10.38	Consent Order Issued by the United States Consumer Financial Protection Bureau on January 3, 2017, Administrative Proceeding - File No. 2017-CFPB-0002, In the Matter of: TransUnion Interactive, Inc., Trans Union LLC and TransUnion (Incorporated by reference to Exhibit 10.25 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2016).

19.1**	Insider Trading Policy.

21**	Subsidiaries of TransUnion.

23.1**	Consent of PricewaterhouseCoopers LLP.

24**	Power of Attorney - TransUnion (included on the signature page of this Form 10-K).

31.1**	Certification of Principal Executive Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	TransUnion Policy for Recovery of Erroneously Awarded Compensation. (Incorporated by reference to Exhibit 97.1 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
(b)Exhibits. See Item 15(a)(3).
(c)Financial Statement Schedules. See Item 15(a)(2).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2025.

TransUnion

By:	/s/ Todd M. Cello
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2025.

Signature	Title

/s/ Christopher A. Cartwright	President & Chief Executive Officer, Director
Christopher A. Cartwright	(Principal Executive Officer)

/s/ Todd M. Cello	Executive Vice President, Chief Financial Officer
Todd M. Cello	(Principal Financial Officer)

/s/ Jennifer A. Williams	Senior Vice President, Chief Accounting Officer
Jennifer A. Williams	(Principal Accounting Officer)

/s/ George M. Awad	Director
George M. Awad

/s/ Suzanne P. Clark	Director
Suzanne P. Clark

/s/ Hamidou Dia	Director
Hamidou Dia

/s/ Russell P. Fradin	Director
Russell P. Fradin

/s/ Charles E. Gottdiener	Director
Charles E. Gottdiener

/s/ Pamela A. Joseph	Director
Pamela A. Joseph

/s/ Thomas L. Monahan, III	Director
Thomas L. Monahan, III

/s/ Ravi Kumar Singisetti	Director
Ravi Kumar Singisetti

/s/ Linda K. Zukauckas	Director
Linda K. Zukauckas

Schedule I—Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Balance Sheets
(in millions, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Other current assets	$0.1	$—
Total current assets	0.1	—
Investment in TransUnion Intermediate Holdings, Inc.	4,846.1	4,524.6
Other assets	5.9	6.0
Total assets	$4,852.1	$4,530.6
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.1	$—
Due to TransUnion Intermediate Holdings, Inc.	628.6	516.9
Other current liabilities	2.3	1.9
Total current liabilities	631.0	518.8
Other liabilities	4.1	3.6
Total liabilities	635.1	522.4
Stockholders’ equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2024 and December 31, 2023; 201.5 million and 200.0 million shares issued as of December 31, 2024 and December 31, 2023, respectively; and 194.9 million and 193.8 million shares outstanding as of December 31, 2024 and December 31, 2023, respectively	2.0	2.0
Additional paid-in capital	2,558.9	2,412.9
Treasury stock at cost; 6.6 million and 6.2 million shares at December 31, 2024 and December 31, 2023, respectively	(334.6)	(302.9)
Retained earnings	2,357.9	2,157.1
Accumulated other comprehensive loss	(367.2)	(260.9)
Total stockholders’ equity	4,217.0	4,008.2
Total liabilities and stockholders’ equity	$4,852.1	$4,530.6
 See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statements of Operations
(in millions)

	Years Ended December 31,
	2024	2023	2022
Revenue	$—	$—	$—
Operating expenses
Selling, general and administrative	4.0	4.4	3.5
Total operating expenses	4.0	4.4	3.5
Operating loss	(4.0)	(4.4)	(3.5)
Non-operating income and expense
Equity income from TransUnion Intermediate Holdings, Inc.	287.5	(202.9)	269.1
Total non-operating income and expense	287.5	(202.9)	269.1
Income (loss) from continuing operations before income taxes	283.5	(207.3)	265.6
Benefit for income taxes	0.9	1.1	0.7
Net income (loss) attributable to TransUnion Holding	$284.4	$(206.2)	$266.3
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statements of Comprehensive Income (Loss)
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net income (loss) attributable to TransUnion Holding	$284.4	$(206.2)	$266.3
Other comprehensive income (loss):
Foreign currency translation of TransUnion Intermediate Holdings, Inc.:
Foreign currency translation adjustment	(69.3)	82.2	(193.4)
Benefit (provision) for income taxes	2.1	(2.0)	(0.7)
Foreign currency translation, net	(67.2)	80.2	(194.1)
Hedge instruments of TransUnion Intermediate Holdings, Inc.:
Net change on interest rate swap	(52.3)	(75.5)	260.1
Benefit (provision) for income taxes	13.1	18.9	(64.9)
Cash flow hedges, net	(39.2)	(56.6)	195.2
Available-for-sale securities of TransUnion Intermediate Holdings, Inc.:
Net unrealized gain (loss)	—	—	(0.3)
Benefit for income taxes	—	—	0.1
Available-for-sale securities, net	—	—	(0.2)
Total other comprehensive income (loss), net of tax	(106.4)	23.6	0.9
Comprehensive income (loss) attributable to TransUnion	$178.0	$(182.6)	$267.2
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
 Parent Company Only
Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash provided by operating activities	$89.5	$77.1	$91.6
Cash used in investing activities	—	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	24.9	23.1	18.7
Dividends to shareholders	(82.7)	(81.8)	(77.8)
Treasury stock purchased	(31.7)	(18.4)	(32.5)
Cash used in financing activities	(89.5)	(77.1)	(91.6)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
 Parent Company Only
Notes to Financial Statements
Note 1. Basis of Presentation
In the TransUnion parent company only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its subsidiaries is included in consolidated income using the equity method. The parent company only financial information should be read in conjunction with TransUnion’s consolidated financial statements and accompanying notes.
Note 2. Income Tax
TransUnion entered into an intercompany tax allocation agreement with TransUnion Intermediate Holdings, Inc. in 2013, effective for all taxable periods from May 1, 2012, forward, in which they are members of the same consolidated federal or state tax groups. The agreement allocates the consolidated tax liability from those filings among the various members of the group.
Note 3. Dividends to Stockholders
For the years ended December 31, 2024, 2023 and 2022, we declared dividends of $0.42, $0.42 and $0.40 per share, respectively. During 2024, 2023 and 2022, we paid dividends of $82.7 million, $81.8 million and $77.8 million, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.

Schedule II—Valuation and Qualifying Accounts
TRANSUNION

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for deferred tax assets:
Year Ended December 31,
2024	$104.7	$7.2	$—	$(18.5)	$93.4
2023	$98.9	$9.4	$2.7	$(6.3)	$104.7
2022	$70.8	$21.8	$9.7	$(3.4)	$98.9
As a result of displaying amounts in millions, rounding differences may exist in the table above.