Form 10-Q
period 2025-03-31
TransUnion
filed 2025-04-24
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of March 31, 2025, there were 195.1 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$609.9	$679.5
Trade accounts receivable, net of allowance of $24.4 and $19.9	882.3	798.9
Other current assets	326.2	323.4
Total current assets	1,818.4	1,801.8
Property, plant and equipment, net of accumulated depreciation and amortization of $527.6 and $506.3	199.8	203.5
Goodwill	5,162.7	5,144.3
Other intangibles, net of accumulated amortization of $2,421.7 and $2,294.5	3,205.6	3,257.5
Other assets	562.6	577.7
Total assets	$10,949.1	$10,984.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$325.6	$294.6
Current portion of long-term debt	70.6	70.6
Other current liabilities	492.3	694.4
Total current liabilities	888.5	1,059.6
Long-term debt	5,060.2	5,076.6
Deferred taxes	386.4	415.3
Other liabilities	121.5	114.5
Total liabilities	6,456.6	6,666.0
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2025 and December 31, 2024, 201.7 million and 201.5 million shares issued at March 31, 2025 and December 31, 2024, respectively, and 195.1 million and 194.9 million shares outstanding as of March 31, 2025 and December 31, 2024, respectively	2.0	2.0
Additional paid-in capital	2,595.1	2,558.9
Treasury stock at cost; 6.7 million and 6.6 million shares at March 31, 2025 and December 31, 2024, respectively	(340.1)	(334.6)
Retained earnings	2,484.5	2,357.9
Accumulated other comprehensive loss	(355.7)	(367.2)
Total TransUnion stockholders’ equity	4,385.8	4,217.0
Noncontrolling interests	106.7	101.8
Total stockholders’ equity	4,492.5	4,318.8
Total liabilities and stockholders’ equity	$10,949.1	$10,984.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,095.7	$1,021.2
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	445.6	406.3
Selling, general and administrative	256.8	305.6
Depreciation and amortization	138.9	134.0
Restructuring	—	18.2
Total operating expenses	841.4	864.1
Operating income	254.4	157.2
Non-operating income and (expense)
Interest expense	(56.1)	(68.7)
Interest income	8.6	5.4
Earnings from equity method investments	4.3	4.7
Other income and (expense), net	(17.4)	(15.7)
Total non-operating income and (expense)	(60.6)	(74.1)
Income before income taxes	193.8	83.0
Provision for income taxes	(41.0)	(13.0)
Net income	152.7	70.0
Less: net income attributable to noncontrolling interests	(4.7)	(4.9)
Net income attributable to TransUnion	$148.1	$65.1

Basic earnings per common share from:
Net income attributable to TransUnion	$0.76	$0.34
Diluted earnings per common share from:
Net income attributable to TransUnion	$0.75	$0.33
Weighted-average shares outstanding:
Basic	195.1	194.1
Diluted	197.3	195.3

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$152.7	$70.0
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	39.4	(10.6)
Benefit for income taxes	0.1	0.1
Foreign currency translation, net	39.5	(10.5)
Cash flow hedges:
Net change on interest rate swap	(37.1)	11.1
Benefit (provision) for income taxes	9.3	(2.8)
Cash flow hedges, net	(27.8)	8.3
Total other comprehensive income (loss), net of tax	11.7	(2.2)
Comprehensive income	164.4	67.8
Less: comprehensive income attributable to noncontrolling interests	(4.9)	(4.6)
Comprehensive income attributable to TransUnion	$159.5	$63.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$152.7	$70.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138.9	134.0
Loss on repayment of loans	—	0.7
Deferred taxes	(22.5)	(27.1)
Stock-based compensation	30.3	24.1
Other	15.2	(1.2)
Changes in assets and liabilities:
Trade accounts receivable	(88.9)	(60.7)
Other current and long-term assets	3.8	43.7
Trade accounts payable	29.7	28.7
Other current and long-term liabilities	(206.7)	(158.2)
Cash provided by operating activities	52.5	54.0
Cash flows from investing activities:
Capital expenditures	(68.4)	(62.4)
Proceeds from sale/maturities of other investments	0.2	—
Investments in nonconsolidated affiliates and notes receivable	(20.0)	(1.2)
Other	1.6	1.2
Cash used in investing activities	(86.6)	(62.4)
Cash flows from financing activities:
Proceeds from term loans	—	264.1
Repayments of term loans	—	(257.1)
Repayments of debt	(17.7)	(14.6)
Debt financing fees	—	(4.7)
Dividends to shareholders	(22.6)	(20.8)
Proceeds from issuance of common stock	10.6	12.4
Employee taxes paid on restricted stock units recorded as treasury stock	(5.5)	(10.6)
Repurchase of common stock	(5.4)	—
Cash used in financing activities	(40.6)	(31.3)
Effect of exchange rate changes on cash and cash equivalents	5.1	(2.9)
Net change in cash and cash equivalents	(69.6)	(42.6)
Cash and cash equivalents, beginning of period	679.5	476.2
Cash and cash equivalents, end of period	$609.9	$433.6

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	193.8	$2.0	$2,412.9	$(302.9)	$2,157.1	$(260.9)	$97.3	$4,105.5
Net income	—	—	—	—	65.1	—	4.9	70.0
Other comprehensive loss	—	—	—	—	—	(1.9)	(0.3)	(2.2)
Stock-based compensation	—	—	22.9	—	—	—	—	22.9
Employee share purchase plan	0.2	—	14.7	—	—	—	—	14.7
Vesting of restricted stock units and performance stock units	0.4	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(10.6)	—	—	—	(10.6)
Dividends to shareholders ($0.105 per share)	—	—	—	—	(23.1)	—	—	(23.1)
Balance, March 31, 2024	194.3	$2.0	$2,450.5	$(313.5)	$2,199.1	$(262.8)	$101.9	$4,177.2

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2024	194.9	$2.0	$2,558.9	$(334.6)	$2,357.9	$(367.2)	$101.8	$4,318.8
Net income	—	—	—	—	148.1	—	4.7	152.7
Other comprehensive income	—	—	—	—	—	11.5	0.2	11.7
Stock-based compensation	—	—	29.2	—	—	—	—	29.2
Employee share purchase plan	0.1	—	12.4	—	—	—	—	12.4
Vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(5.5)	—	—	—	(5.5)
Repurchase of common stock (including excise tax)	(0.1)	—	(5.4)	—	—	—	—	(5.4)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(21.5)	—	—	(21.5)
Balance, March 31, 2025	195.1	$2.0	$2,595.1	$(340.1)	$2,484.5	$(355.7)	$106.7	$4,492.5

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables. The interim results presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The Company’s Consolidated Balance Sheet data for the year ended December 31, 2024 was derived from audited financial statements. Therefore, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 13, 2025.
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
Variable Interest Entities
At inception, we determine whether an entity in which we have made an investment or with which we have other variable interest arrangements is considered a variable interest entity (“VIE”). We are required to consolidate any VIE if we are the primary beneficiary of the VIE. We are the primary beneficiary of a VIE if we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb a portion of the losses or benefits that are significant to the VIE. If we are not the primary beneficiary of the VIE, we account for the investment or other variable interests in the VIE in accordance with other applicable GAAP. When events or circumstances change our variable interests or relationships with any of these entities, we reassess our determination of whether they are a VIE and, if so, whether we are the primary beneficiary. As of March 31, 2025 and December 31, 2024, we have a variable interest in one unconsolidated VIE with a current exposure of loss of approximately $54.8 million and $35.3 million, respectively, consisting of the current carrying value of our investment in and various accounts and notes receivable from this entity.
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

Share Repurchase Plan
On February 11, 2025, our Board of Directors (our “Board”) authorized the repurchase of up to $500.0 million of our common stock (the “2025 Repurchase Plan”). Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The 2025 Repurchase Plan does not have an expiration date.
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three months ended March 31, 2025, the Company repurchased approximately 63,000 shares of common stock for a total of $5.4 million, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share was $84.86. As of March 31, 2025, $494.7 million remains available for repurchases under the 2025 Repurchase Plan.
Trade Accounts Receivable
We base our allowance for doubtful accounts estimate on our historical loss experience, our current expectations of future losses, current economic conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse financial condition or for existing contractual disputes.
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$19.9	$16.4
Provision for losses on trade accounts receivable	7.5	4.7
Write-offs, net of recovered accounts	(3.0)	(3.5)
Ending balance	$24.4	$17.6
Recent Accounting Pronouncements Not Yet Adopted
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU requires income tax disclosures to include consistent categories and greater disaggregation of information in the rate reconciliations and the disaggregation of income taxes paid by federal, state and foreign, and also for individual jurisdictions that are greater than 5% of total income taxes paid. The update is effective for annual periods for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently assessing the impact that adopting this ASU would have on our consolidated financial statements.
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04), Disaggregation of Income Statement Expenses. This ASU requires disclosure within the notes to financial statements of specific information about certain costs and expenses including more detailed disclosures of certain categories of expenses such as employee compensation, depreciation and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The update is effective for annual periods for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 on a prospective or retrospective basis. Early adoption is permitted. We are currently assessing the impact that adopting this ASU would have on our consolidated financial statements.

2. Other Current Assets
Other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$143.8	$126.0
Note receivable (Note 13)	91.3	89.7
Marketable securities (Note 13)	2.6	2.5
Other	88.5	105.1
Total other current assets	$326.2	$323.4
3. Goodwill
There have been no triggering events during the three months ended March 31, 2025 that have required us to re-evaluate whether any of our reporting units were impaired.
Goodwill allocated to our reportable segments and changes in the carrying amount of goodwill during the three months ended March 31, 2025, consisted of the following:

	U.S. Markets	International	Total
Balance, December 31, 2024	$4,257.6	$886.7	$5,144.3
Foreign exchange rate adjustment	0.3	18.1	18.4
Balance, March 31, 2025	$4,257.8	$904.8	$5,162.7
The gross and net goodwill balances at each period were as follows:

	March 31, 2025			December 31, 2024
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S Markets	$4,257.8	$—	$4,257.8	$4,257.6	$—	$4,257.6
International	1,318.8	(414.0)	904.8	1,300.7	(414.0)	886.7
Total	$5,576.7	$(414.0)	$5,162.7	$5,558.3	$(414.0)	$5,144.3

4. Intangible Assets
Intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,060.7	$(593.3)	$1,467.3	$2,055.0	$(561.7)	$1,493.3
Internal use software	1,640.2	(714.1)	926.1	1,589.1	(653.0)	936.2
Database and credit files	1,358.5	(927.3)	431.2	1,339.8	(896.6)	443.2
Trademarks, copyrights and patents	566.7	(186.7)	380.0	566.7	(183.0)	383.7
Noncompete and other agreements	1.3	(0.3)	1.0	1.3	(0.2)	1.1
Total intangible assets	$5,627.3	$(2,421.7)	$3,205.6	$5,551.9	$(2,294.5)	$3,257.5
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2024	$5,551.9	$(2,294.5)	$3,257.5
Developed internal use software	47.6	—	47.6
Amortization	—	(115.2)	(115.2)
Disposals and retirements	(0.9)	0.5	(0.4)
Foreign exchange rate adjustment	28.7	(12.5)	16.2
Balance, March 31, 2025	$5,627.3	$(2,421.7)	$3,205.6
5. Other Assets
Other assets consisted of the following:

	March 31, 2025	December 31, 2024
Investments in affiliated companies (Note 6)	$275.9	$279.9
Right-of-use lease assets	58.7	55.8
Interest rate swaps (Notes 10 and 13)	75.8	110.0
Convertible note receivable (Note 13)	20.6	—
Other	131.5	132.0
Total other assets	$562.6	$577.7
6. Investments in Affiliated Companies
Investments in affiliated companies, which are included in other assets in the Consolidated Balance Sheets, consisted of the following:

	March 31, 2025	December 31, 2024
Cost Method Investments	$218.8	$228.4
Equity method investments	53.2	47.8
Limited partnership investment	3.8	3.7
Total investments in affiliated companies (Note 5)	$275.9	$279.9

Gains and losses on our Cost Method Investments, which are included in other income and (expense), net in the Consolidated Statement of Operations, for the periods presented in the table below are as follows:

	Three Months Ended March 31,
	2025	2024
Current period gains	$—	$4.7
Current period losses	(10.4)	—
Cumulative unrealized gains and losses on our Cost Method Investments that we owned as of March 31, 2025 and December 31, 2024, as shown in our Cost Method Investment balances in the table above, were as follows:

	March 31, 2025	December 31, 2024
Cumulative unrealized gains	$50.8	$50.8
Cumulative unrealized losses	(41.3)	(30.9)
There were no dividends from equity method investments during the three months ended March 31, 2025 and 2024. Earnings from equity method investments, which are included in other non-operating income and expense in the Consolidated Statement of Operations, consisted of the following:

	Three Months Ended March 31,
	2025	2024
Earnings from equity method investments (Note 14)	$4.3	$4.7
7. Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued payroll and employee benefits	$101.9	$269.8
Accrued legal and regulatory matters (Note 15)	70.6	123.5
Deferred revenue (Note 11)	126.3	133.8
Accrued restructuring (Note 8)	11.3	13.8
Operating lease liabilities	22.9	22.0
Income taxes payable	52.9	37.3
Other	106.5	94.2
Total other current liabilities	$492.3	$694.4
The decrease in accrued payroll and employee benefits is primarily due to bonuses paid during the first quarter of 2025 that were earned in 2024. The decrease in accrued legal and regulatory matters is primarily due to the dismissal of a lawsuit as further discussed in Note 15, “Contingencies.” Other includes a $3.0 million interest rate swap liability as discussed in Note 13, “Fair Value.”

8. Restructuring
On November 12, 2023, our Board approved a transformation plan to optimize our operating model and continue to advance our technology. The transformation plan includes an operating model optimization program that will eliminate certain roles, transition certain job responsibilities to global capability centers, and reduce our facility footprint. The Company expects to record pre-tax expenses associated with the operating model optimization program of approximately $155.0 million from the fourth quarter of 2023 through the end of 2025, consisting of approximately $110.0 million of employee separation expenses and $45.0 million of facility exit expenses. To date, we have incurred a total of $142.1 million in pre-tax expenses.

There were no restructuring expenses recorded in the three months ended March 31, 2025. The following table summarizes the expenses recorded in the three months ended March 31, 2024.

Three Months Ended March 31,
2024
Employee separation	$16.8
Facility exit	1.4
Total restructuring expenses	$18.2

The following table summarizes the changes in accrued restructuring during the three months ended March 31, 2025, which are included in other current liabilities on the Consolidated Balance Sheets.

Employee Separation Costs
Balance, December 31, 2024	$13.8
Restructuring expense	—
Cash payments	(2.5)
Balance, March 31, 2025 (Note 7)	$11.3

All restructuring expenses have been recorded in the Corporate unit, as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.
9. Other Liabilities
Other liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Operating lease liabilities	$42.9	$41.5
Unrecognized tax benefits, net of indirect tax effects	41.2	40.4
Deferred revenue (Note 11)	17.4	13.7
Other	20.1	18.9
Total other liabilities	$121.5	$114.5

10. Debt
Debt outstanding consisted of the following:

	March 31, 2025	December 31, 2024
Senior Secured Term Loan B-5, due in full at maturity (November 15, 2026), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (6.17% at March 31, 2025 and 6.21% at December 31, 2024), net of original issue discount and deferred financing fees of less than $0.1 million and $0.1 million, respectively, at March 31, 2025, and of less than $0.1 million and $0.2 million, respectively, at December 31, 2024	$104.3	$104.3
Senior Secured Term Loan A-4, payable in quarterly installments through June 24, 2029, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.57% at March 31, 2025 and 5.86% at December 31, 2024), net of original issue discount and deferred financing fees of $0.3 million and $3.2 million, respectively, at March 31, 2025, and of $0.4 million and $3.3 million, respectively, at December 31, 2024	1,264.0	1,271.9
Senior Secured Term Loan B-8, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (6.07% at March 31, 2025 and 6.11% at December 31, 2024), net of original issue discount and deferred financing fees of $4.0 million and $5.9 million, respectively, at March 31, 2025, and of $4.2 million and $6.1 million, respectively, at December 31, 2024	1,901.7	1,906.2
Senior Secured Term Loan B-9, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (6.07% at March 31, 2025 and 6.11% at December 31, 2024), net of original issue discount and deferred financing fees of $7.6 million and $12.4 million, respectively, at March 31, 2025, and of $7.9 million and $12.9 million, respectively, at December 31, 2024	1,860.8	1,864.8
Senior Secured Revolving Credit Facility	—	—
Total debt	5,130.8	5,147.2
Less short-term debt and current portion of long-term debt	(70.6)	(70.6)
Total long-term debt	$5,060.2	$5,076.6
Senior Secured Credit Facility
On June 15, 2010, we entered into a Senior Secured Credit Facility with various lenders. This facility has been amended several times and currently consists of the Senior Secured Term Loan B-8, Senior Secured Term Loan B-9, Senior Secured Term Loan B-5, Senior Secured Term Loan A-4 (collectively, the “Senior Secured Term Loans”), and the Senior Secured Revolving Credit Facility.
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
In connection with these refinancings, during the three months ended March 31, 2024, we expensed $3.1 million of the unamortized original issue discount, deferred financing fees, and other related fees to other income and expense in the Consolidated Statements of Operations.

We did not make any debt prepayments during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $598.8 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2025, we were in compliance with all debt covenants.
Interest Rate Hedging
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,095.7 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,548.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expires on June 30, 2025, with a current aggregate notional amount of $1,055.0 million that amortizes each quarter. The second swap requires us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
The net change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged interest affects earnings. See further discussion in Note 16, “Accumulated Other Comprehensive Loss.”
We expect to realize gains of approximately $64.3 million as a reduction of interest expense from our interest rate hedges over the next twelve months.
Fair Value of Debt
The fair value of our variable-rate term loans, excluding original issue discounts and deferred fees, is $5,137.1 million and $5,165.6 million as of March 31, 2025 and December 31, 2024, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.

11. Revenue
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of March 31, 2025 and December 31, 2024.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of March 31, 2025, the aggregate amount of transaction price attributable to future performance obligations for long-term non-cancelable contracts, excluding the variable component, is approximately $810 million. We expect to recognize approximately 50% of this amount in the twelve months ending March 31, 2026, 30% in the twelve months ending March 31, 2027 and 20% thereafter.
For additional disclosures about the disaggregation of our revenue see Note 14, “Reportable Segments.”
12. Income Taxes
For the three months ended March 31, 2025, we reported an effective tax rate of 21.2%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the impact of nondeductible expenses primarily in connection with executive compensation limitations, the foreign rate differential, and state taxes, partially offset by the impact of the benefit to legal and regulatory expenses from the reduction of an accrued liability to zero for the dismissal of a lawsuit previously treated as nondeductible.
For the three months ended March 31, 2024, we reported an effective tax rate of 15.7%, which was lower than the 21.0% U.S. federal corporate statutory rate, primarily due to the impact of benefits on the remeasurement of deferred taxes due to changes in state apportionment rates, benefits from the foreign rate differential, and the research and development credit, partially offset by the impact of increases for foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions.
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $45.5 million as of March 31, 2025, and $44.4 million as of December 31, 2024. The amounts that would affect the effective tax rate if recognized were $35.3 million as of March 31, 2025 and $34.4 million as of December 31, 2024. We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $18.8 million as of March 31, 2025 and $17.7 million as of December 31, 2024. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2007 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.

13. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2025:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Notes 5 and 10)	$75.8	$—	$75.8	$—
Notes receivable (Note 2 and 5)	111.9	—	91.3	20.6
Marketable securities (Note 2)	2.6	—	2.6	—
Total	$190.3	$—	$169.7	$20.6

Liabilities
Interest rate swaps (Note 7 and Note 10)	$3.0	$—	$3.0	$—
Total	$3.0	$—	$3.0	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2024:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Notes 5 and 10)	$110.0	$—	$110.0	$—
Note receivable (Note 2 and 5)	89.7	—	89.7	—
Marketable securities (Note 2)	2.5	—	2.5	—
Total	$202.2	$—	$202.2	$—
Level 2 instruments include interest rate swaps, a note receivable and available-for-sale marketable securities consisting of foreign exchange-traded corporate bonds.
We determine the fair value of the interest rate swaps each reporting period using the market standard methodology of discounting the future expected net cash receipts or payments that would occur if variable interest rates rise above or fall below the fixed rates of the swaps, with changes in fair value recognized in other comprehensive income. The variable interest rates used in the calculations of projected receipts on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As discussed in Note 10, “Debt,” there are three tranches of interest rate swaps. Each individual swap contract is valued independently and recorded on a gross basis in other assets and other current liabilities.
We determine the fair value of the note receivable each reporting period using an income approach for fixed income securities where contractual cash flows are discounted to present value at a risk-adjusted rate of return in a lattice model framework using changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk, and issuer-specific credit risk, with changes in fair value recognized in earnings each period. In December 2022, we sold the non-core businesses of our Verisk Financial acquisition, with a portion of the consideration received in the form of a $72.0 million note receivable. The note receivable accrues interest semiannually at a per annum rate of 10.6% and is payable at maturity. The note matures on June 30, 2025, subject to an option of the note issuer to extend the maturity date for two successive terms of three months each, at an increased rate of interest at each extension. The note is classified as current as of March 31, 2025 because repayment is required no later than December 31, 2025 when considering the two optional extensions. The note was initially recorded at fair value of $70.3 million.
We determine the fair value of the marketable securities, which are available-for-sale foreign exchange-traded corporate bonds, at their current quoted prices and they mature between 2027 and 2033. Unrealized gains and losses on the foreign exchange-traded corporate bonds, which are not material, are included in other comprehensive income.
Level 3 instruments consists of a convertible note receivable we obtained in the first quarter of 2025 from the variable interest entity we discuss in Note 1, “Significant Accounting Policies,” under the sub-heading “Variable Interest Entities.”

The convertible note receivable is measured at fair value each period using an option pricing model with inputs based on the contractual terms of the convertible note. The significant unobservable inputs into the model include our estimates of the timing and probabilities of repayment or various conversion scenarios that result in a payoff in the form of preferred equity of the note issuer, and the value of the underlying preferred equity, which in part is based on forecasted revenue of the note issuer. We have elected to initially and subsequently measure this hybrid financial instrument at fair value, with changes in fair value recognized in interest income for the interest accretion component, and other income and (expense), net for other changes to fair value. The convertible note has a face amount of $20.0 million, with simple interest at 13% per annum, and matures 36 months after the purchase date. The note may be converted into various equity shares based on certain events, or may be repaid in cash. The note was initially recorded at a fair value of $20.0 million, which was equivalent to the cash transferred to obtain the convertible note.

14. Reportable Segments
We have two operating segments, U.S. Markets and International, and the Corporate unit, which provides support services to each of the segments. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the CODM assesses the Company’s performance. Our CODM uses the profit measure of Adjusted EBITDA for our segments to allocate resources and assess performance of our businesses. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. The CODM uses Adjusted EBITDA for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment.
Our Board and executive management team also use Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors, and other interested parties in their evaluation of the operating performance of companies similar to ours.
The segment financial information below aligns with how we report information to our CODM to assess operating performance and how we manage the business. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
•Emerging Verticals: Emerging Verticals include Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections, and Public Sector. Our solutions in these verticals are also data-driven and address the entire customer lifecycle. We offer onboarding and transaction processing products, scoring and analytic products, marketing solutions, fraud and identity management solutions and customer retention solutions, as well as select market-specific solutions in Insurance and Telecommunications.
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended March 31,
	2025	2024
Gross Revenue:
U.S. Markets:
Financial Services	$403.6	$351.7
Emerging Verticals	314.9	297.5
Consumer Interactive	138.2	139.3
Total U.S. Markets	$856.6	$788.6

International:
Canada	$37.8	$37.7
Latin America	32.8	32.9
United Kingdom	58.8	54.2
Africa	16.9	15.1
India	68.8	71.1
Asia Pacific	27.0	25.3
Total International	$242.2	$236.3

Total revenue, gross	$1,098.8	$1,024.9

Intersegment revenue eliminations:
U.S. Markets	$(1.6)	$(2.3)
International	(1.5)	(1.5)
Total intersegment eliminations	$(3.1)	$(3.7)
Total revenue as reported	$1,095.7	$1,021.2

Significant segment expenses consisted of the following:

	Three Months Ended March 31,
	2025		2024
	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$856.6	$242.2	$788.6	$236.3
Less:[1]
Product and fulfillment[2]	182.0	10.8	160.2	11.8
Labor-related[3]	215.5	84.0	213.0	83.8
Technology and communication[4]	67.0	11.3	58.0	11.0
Other segment items[5]	72.0	26.4	72.2	22.9
Segment Adjusted EBITDA	$320.1	$109.8	$285.2	$106.8

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

A reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
	2025	2024
U.S. Markets Adjusted EBITDA	$320.1	$285.2
International Adjusted EBITDA	109.8	106.8
Total	$429.9	$392.0
Adjustments to reconcile to income before income taxes:
Corporate expenses[1]	$(32.8)	$(33.9)
Net interest expense	(47.5)	(63.2)
Depreciation and amortization	(138.9)	(134.0)
Stock-based compensation	(30.3)	(24.1)
Mergers and acquisitions, divestitures and business optimization[2]	(17.9)	(9.2)
Accelerated technology investment[3]	(20.0)	(18.5)
Operating model optimization program[4]	(9.8)	(24.4)
Net other[5]	56.4	(6.5)
Net income attributable to non-controlling interests	4.7	4.9
Total adjustments	$(236.1)	$(309.0)
Income before income taxes	$193.8	$83.0
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

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended March 31,
	2025	2024
U.S. Markets	$0.5	$0.1
International	3.8	4.7
Total (Note 6)	$4.3	$4.7

Total assets by segment consisted of the following:

	March 31, 2025	December 31, 2024
U.S. Markets	$8,125.6	$8,089.1
International	2,480.4	2,384.5
Total segment assets	10,606.0	10,473.6
Corporate	343.0	511.2
Total	$10,949.1	$10,984.8

Cash paid for capital expenditures by segment was as follows:

	Three Months Ended March 31,
	2025	2024
U.S. Markets	$44.7	$42.9
International	23.8	19.2
Total cash paid for capital expenditures by the segments	68.4	62.2
Corporate	—	0.3
Total	$68.4	$62.4

Depreciation and amortization expense by segment was as follows:

	Three Months Ended March 31,
	2025	2024
U.S. Markets	$101.2	$100.8
International	36.6	32.2
Total segment depreciation and amortization expense	137.8	133.0
Corporate	1.1	1.0
Total	$138.9	$134.0
15. Contingencies
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
As of March 31, 2025 and December 31, 2024, we have accrued $70.6 million and $123.5 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
CFPB Matters
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB alleging that we failed to comply with and timely implement a consent order issued by the CFPB in January 2017 (the “2017 Consent Order”), and further alleging additional violations related to Consumer Interactive’s marketing practices. On September 27, 2021, the Enforcement Division advised us that it had obtained authority to pursue an enforcement action. On April 12, 2022, after failed settlement negotiations with the CFPB related to the matter, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of Consumer Interactive, John Danaher, in the United States District Court for the Northern District of Illinois seeking restitution, civil money penalties, and injunctive relief, among other remedies, and alleging that the TU Entities violated the 2017 Consent Order, engaged in deceptive acts and practices in marketing the TransUnion Credit Monitoring product, failed to obtain signed written authorizations from consumers before debiting their bank accounts for the TransUnion Credit Monitoring product and diverted consumers from their free annual file disclosure into paid subscription products. On February 28, 2025, the CFPB, the TU Entities and Mr. Danaher filed with the Court a joint stipulation to voluntarily dismiss the lawsuit with prejudice, and the Court dismissed the lawsuit on March 21, 2025. During the three months ended March 31, 2025, we adjusted the amount previously accrued for this matter to zero, as the dismissal has rendered a loss no longer probable. As of December 31, 2024, we had accrued $56.0 million in connection with this matter.
In March 2024, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us related to our dispute handling practices and procedures. The NORA letter alleged that Trans Union LLC violated the Fair Credit Reporting Act’s requirements to conduct a reasonable reinvestigation of disputed information and follow reasonable procedures to assure maximum possible accuracy of the information in consumer reports, and the Consumer Financial Protection Act’s prohibition of unfair, deceptive, and abusive acts or practices. On July 12, 2024, the CFPB Enforcement Division advised us that it had obtained authority to pursue an enforcement action against us seeking specific injunctive relief provisions and civil money penalties. We had been engaged in active discussions with the CFPB regarding this matter, including that our ability to make proposed changes to certain dispute handling processes is dependent on the participation of other consumer reporting agencies, data furnishers and industry participants. Given recent changes in CFPB leadership, our engagement with the agency on this matter has paused. We cannot provide an estimate of when, or if, such engagement will resume. We further cannot provide assurance that the CFPB will not ultimately commence a lawsuit against us in this matter, nor are we able to predict the likely outcome of this matter, which could have a material adverse effect on our results of operations and financial condition. We are not able to reasonably estimate our potential loss or range of loss related to this matter.

16. Accumulated Other Comprehensive Loss
The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, as of March 31, 2025 and 2024:

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(450.2)	$82.8	$0.2	$(367.2)
Other comprehensive income (loss) before reclassifications	39.5	(10.7)	—	28.8
Amounts reclassified from other comprehensive (income) loss	—	(17.1)	—	(17.1)
Other comprehensive income (loss) for the three months ended March 31, 2025	39.5	(27.8)	—	11.7
Other comprehensive income (loss) attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Balance, March 31, 2025	$(410.9)	$55.0	$0.2	$(355.7)

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(383.4)	$122.0	$0.2	$(260.9)
Other comprehensive income (loss) before reclassifications	(10.6)	31.6	—	21.1
Amounts reclassified from other comprehensive (income) loss	—	(23.3)	—	(23.3)
Other comprehensive income (loss) for the three months ended March 31, 2024	(10.6)	8.3	—	(2.2)
Other comprehensive income (loss) attributable to noncontrolling interests	0.3	—	—	0.3
Balance, March 31, 2024	$(393.6)	$130.3	$0.2	$(262.8)

17. Subsequent Events
On April 1, 2025, we closed on our previously announced agreement to acquire the remaining 70% of the outstanding equity of Monevo Limited (“Monevo”) from the Quint Group Limited. TransUnion previously owned 30% of the outstanding equity of Monevo after acquiring a minority interest in October 2021, and purchased the remaining interest through the exercise of a call option we obtained when we made our initial investment. The purchase price of approximately $56 million was funded with cash on hand and is subject to certain customary purchase price adjustments. There is no contingent consideration related to this transaction.
Due to the proximity of the closing date of the acquisition to the date of this filing, the initial accounting for the business combination is incomplete. As a result, at this time we are unable to disclose certain information including the provisional fair value estimate, the allocation of the fair value to the identifiable net assets acquired and goodwill, and any resulting gain or loss on our initial 30% equity ownership.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Segments
We manage our business and report our financial results in two reportable segments: U.S. Markets and International, which reflects the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker (“CODM”) assesses the Company’s performance. See Part I, Item 1 “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 14, “Reportable Segments” for additional information about our operating segments.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues and results of operations have been and can be significantly influenced by general macroeconomic conditions, including but not limited to, interest rates, inflation, housing demand, the availability of credit and capital, employment levels, consumer confidence and the risk of recession.
During the first three months of 2025, the U.S. economy and labor market remained resilient, with continued GDP growth, rising but still low unemployment, growing real wages and the easing of inflation. The U.S. Federal Reserve maintained higher interest rates during the first quarter of 2025, which continues to have the effect of slowing aggregate demand, resulting in slower jobs growth and a mild increase in unemployment levels. Higher interest rates have also slowed demand for consumer loans and auto loans, and have had a more pronounced impact on the housing sector, where higher borrowing rates impact both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. The slowdown in demand and job growth, along with lower inflation, prompted the U.S. Federal Reserve to begin lowering interest rates at the end of the third quarter and into the fourth quarter of 2024, with three consecutive rate cuts totaling 100 basis points. Further rate cuts could spur renewed consumer confidence to borrow as well as increased demand for rate-sensitive lending products, in particular mortgage loans to the extent that mortgage rates decline in tandem with a lower federal funds rate. However, mortgage rates are not directly tied to the federal funds rate but instead are tied to the 10-year Treasury rates, which rose roughly 100 basis points as of the end of 2024 after hitting a one-year low in September 2024 due to renewed market concerns over inflation. As a result, 30-year mortgage rates remained elevated at year-end, which continues to suppress activity in the housing sector.
During the first three months of 2025 and throughout 2024, the U.K. also began to show some initial signs of improvement driven by falling inflation and moderate growth in other economic indicators, though macroeconomic challenges impacting credit markets remain in this region. Foreign central banks, including in Canada and Europe, have also begun to lower rates, which we expect will increase demand for rate-sensitive lending products. These dynamics impact the comparability of our results of operations, including our revenue and expense, between the periods presented below.
In April 2025, the U.S. announced a minimum 10% import duty on all trading partners and higher rates on several large trading partners, the implementation of which was paused for 90 days on rates above 10% for all countries, except China, with exemptions for certain industries and products. These announcements led to increased market volatility and uncertainty. If policies that significantly increase tariff rates are maintained, we expect that U.S. and global economic growth will slow, with increased probability for recession, and inflation will increase across many of the markets where we operate. The final timing and amount of tariff rates remains uncertain and therefore the impact is difficult to forecast, but market uncertainty is already putting pressure on the global macroeconomic environment. The uncertainty of tariff policy, price increases and stock market volatility has, and may continue to negatively impact consumer sentiment, which is likely to impact consumer spending and demand for large-ticket purchases, including homes and autos, which in turn will likely impact consumer demand for credit.
The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations and financial condition, including the carrying value of our long-lived assets such as goodwill and intangible assets.

Effects of Inflation
We believe that elevated levels of inflation have had, and will continue to have, a negative impact on our business and results of operations, including decreased demand for our services. The U.S. Federal Reserve and several international central banks have begun lowering interest rates in response to significant reductions in inflation levels from peak levels in 2022 and 2023, and have indicated that further interest rate reductions in the future are likely. In the U.S., inflation expectations remain elevated as the labor market remains strong and economic growth resilient, easing pressures on the Federal Reserve to continue lowering rates in 2025, while markets assess the potential implementation and impact of policies of the new administration on inflation. If the tariff rates discussed above are implemented and maintained in their current form, we anticipate increases in inflation in the short term which could further delay the timing of additional rate cuts by the Federal Reserve. Meanwhile, rates that remain elevated relative to historic levels may result in depressed consumer spending on non-essential goods and services, and consequently lower demand for credit, which could have a material adverse impact on various aspects of our business in the future.
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
•The incremental investment to advance our technology is the final phase of our accelerated technology investment. We expect to incur one-time pre-tax expenses of $150.0 to $160.0 million, including approximately $65.0 million in 2024 related to the final year of Project Rise, and approximately $90.0 million of incremental expenses during 2024 and 2025 to streamline our product delivery platforms, and leverage the cloud-based infrastructure being established with Project Rise. The accelerated technology investment will fundamentally transform our technology infrastructure by implementing a global cloud-based approach to streamline product development, increase the efficiency of ongoing operations and maintenance, enable a continuous improvement approach, and provide a single global platform for fulfillment of our product lines. Project Rise was announced in February 2020, expanded in February 2022, and completed in 2024, with a total estimated expense of approximately $240.0 million, including the approximately $65.0 million incurred in 2024, as discussed above.
We have incurred cumulative expenses of $182.2 million through March 31, 2025, comprised of restructuring expenses related to employee separation costs and facility exit charges as well as other business optimization expenses. We have accrued liabilities for the payment of employee separation costs of $11.3 million as of March 31, 2025. We have incurred cumulative costs for the final phase of our accelerated technology investment of $104.3 million through March 31, 2025. The remaining costs associated with the operating model optimization program and the final phase of our accelerated technology investment will be incurred in 2025. See Part I, Item 1, “Financial Information – Notes to Unaudited Consolidated Financial Statements,” Note 8, “Restructuring” for additional information about our restructuring expenses and “Results of Operations – Non-GAAP Measures” for additional details of the composition of these expenses.

Legal Matters
On February 28, 2025, the CFPB, Trans Union LLC, TransUnion Interactive, Inc. and Mr. Danaher, the former President of Consumer Interactive, filed a joint stipulation with the Court to voluntarily dismiss the lawsuit related to the 2017 Consent Order with prejudice, and the Court dismissed the lawsuit on March 21, 2025. During the three months ended March 31, 2025, we adjusted the $56.0 million previously accrued for this matter to zero, as the loss is no longer probable. See Part I, Item 1, “Financial Information – Notes to Unaudited Consolidated Financial Statements,” Note 15, “Contingencies” for additional information about this matter.
Share Repurchase Plan
On February 11, 2025, our Board authorized the 2025 Repurchase Plan. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The 2025 Repurchase Plan does not have an expiration date.
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three months ended March 31, 2025, the Company repurchased approximately 63,000 shares of common stock for a total of $5.4 million, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share was $84.86. As of March 31, 2025, $494.7 million remains available for repurchases under the 2025 Repurchase Plan.
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
We did not make any debt prepayments during the three months ended March 31, 2025 and 2024. In the second, third, and fourth quarters of 2024, we prepaid $80.0 million, $25.0 million, and $45.0 million, respectively, for a total of $150.0 million, of our Senior Secured Term Loan B-5, funded from cash-on-hand. These transactions affect the comparability of interest expense between years, as further discussed in “Results of Operations – Non-Operating Income and (Expense) – Interest Expense” below.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,095.7 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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

Cost of Services
Costs of services include data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunications expenses and data center costs.
Selling, General and Administrative
Selling, general and administrative includes personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and facilities expense.
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

Results of Operations —Three Months Ended March 31, 2025 and 2024
(Tabular amounts in millions, except per share amounts)
For the three months ended March 31, 2025 and 2024, our results of operations were as follows:

	Three Months Ended March 31,		Change
			2025 vs. 2024
	2025	2024	$	%
Revenue	$1,095.7	$1,021.2	$74.5	7.3%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	445.6	406.3	39.4	9.7%
Selling, general and administrative	256.8	305.6	(48.8)	(16.0)%
Depreciation and amortization	138.9	134.0	4.9	3.6%
Restructuring	—	18.2	(18.2)	(99.8)%
Total operating expenses	841.4	864.1	(22.7)	(2.6)%
Operating income	254.4	157.2	97.2	61.9%
Non-operating income and (expense)
Interest expense	(56.1)	(68.7)	12.6	(18.3)%
Interest income	8.6	5.4	3.1	57.5%
Earnings from equity method investments	4.3	4.7	(0.4)	(9.0)%
Other income and (expense), net	(17.4)	(15.7)	(1.8)	11.2%
Total non-operating income and (expense)	(60.6)	(74.1)	13.5	(18.3)%
Provision for income taxes	(41.0)	(13.0)	(28.0)	nm
Net income	152.7	70.0	82.7	nm
Less: net income attributable to noncontrolling interests	(4.7)	(4.9)	0.2	(3.5)%
Net income attributable to TransUnion	$148.1	$65.1	$82.9	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Revenue
For the three months ended March 31, 2025, revenue increased $74.5 million, or 7.3%, compared with the same period in 2024, due to growth in both segments, partially offset by a decrease of 0.8% from the impact of foreign currencies, as further discussed in the Segment Results of Operations section below.
Operating Expenses
Cost of Services
For the three months ended March 31, 2025, cost of services increased $39.4 million compared with the same period in 2024. The increase was primarily due to:
•an increase of approximately $22.0 million in product and fulfillment costs primarily due to an increase in certain product cost pricing in our U.S. Markets segment and an increase in volume in both segments, partially offset by a decrease in variable postage related to breach remediation revenue in 2024 in our U.S Markets segment;
•a net increase of approximately $9.0 million in labor-related costs, primarily due to an increase in annual incentive compensation, employee benefits and stock-based compensation, partially offset by the realization of benefits from our operating model transformation plan; and
•an increase of approximately $7.0 million in technology and communications costs, including costs for our accelerated technology investment.
Selling, General and Administrative
For the three months ended March 31, 2025, selling, general and administrative expenses decreased $48.8 million compared with the same period in 2024. The decrease was primarily due to:

•a $56.0 million decrease in legal and regulatory expenses in the first quarter of 2025 related to the reduction of an accrued liability for a lawsuit that was dismissed, as further discussed in Part 1 - Notes to Unaudited Financial Statements, Note 15, “Contingencies”; and
•a decrease of approximately $5.0 million in other professional services and marketing and advertising costs.
partially offset by:
•an increase of approximately $5.0 million in technology and communications costs, including our accelerated technology investment;
•a net increase of approximately $5.0 million in labor-related costs, primarily due to an increase in stock-based compensation; and
•an increase of approximately $4.0 million from costs related to our operating model optimization program.
Depreciation and Amortization
For the three months ended March 31, 2025, depreciation and amortization increased $4.9 million compared with the same period in 2024 primarily due to the increase in capital expenditures related to our accelerated technology investment initiative over the past few years.
Restructuring
Restructuring expenses relate to our operating model optimization program. For the three months ended March 31, 2024 these expenses include approximately $16.8 million related to employee separation costs and $1.4 million related to facility exists.
See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 8, “Restructuring,” for additional information.
Non-Operating Income and Expense
Interest expense
For the three months ended March 31, 2025, interest expense decreased $12.6 million compared with the same period in 2024. This decrease was due to a decrease in outstanding principal balance due to the prepayments made in 2024 and the debt refinancing transactions over the last 12 months and a decrease in the average periodic variable interest rate on the unhedged portion of our debt.
Interest income
The change in interest income for the current period compared to the prior period was primarily due to an increase in our average investment balances and an increase in interest rates.
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(5.3)	$(2.2)	$(3.1)	nm
Debt related expenses	(0.4)	(3.7)	3.3	(89.1)%
Other income (expense), net	(11.7)	(9.8)	(1.9)	19.8%
Total other income and (expense), net	$(17.4)	$(15.7)	$(1.7)	(11.2)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions.
Debt-related expenses
For the three months ended March 31, 2025, debt-related expenses included $0.4 million of debt financing fees. For the three months ended March 31, 2024, debt-related expenses included $3.1 million of unamortized original issue discount, deferred financing fees and other related fees expensed as a result of our debt prepayments and refinancings, and $0.6 million of other debt financing expenses.
Other income and (expense), net

	Three Months Ended March 31,
	2025	2024
Gain (loss) from post-acquisition adjustments from previous acquisitions	$—	$(6.9)
Fair value and impairment adjustments	(12.6)	(0.1)
Currency remeasurement gains (losses), net	0.6	(2.6)
Miscellaneous non-operating income and (expense)	0.3	(0.2)
Total other income (expense), net	$(11.7)	$(9.8)
Gain (loss) from post-acquisition adjustments relate to contingent consideration or to assets and liabilities that occurred after the acquisition measurement period. Fair value and impairment adjustments primarily relate to investments and notes receivable. Currency remeasurement gains (losses), net consist of realized foreign currency gains and losses for transactions in currencies other than the functional currency of the corresponding consolidated entity that were settled during the period. Miscellaneous non-operating income and (expense) includes other miscellaneous non-operating income and expense.
Provision for Income Taxes
For the three months ended March 31, 2025, we reported an effective tax rate of 21.2%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the impact of nondeductible expenses primarily in connection with executive compensation limitations, the foreign rate differential, and state taxes, partially offset by the impact of the benefit to legal and regulatory expenses from the reduction of an accrued liability to zero for the dismissal of a lawsuit previously treated as nondeductible.
For the three months ended March 31, 2024, we reported an effective tax rate of 15.7%, which was lower than the 21.0% U.S. federal corporate statutory rate primarily due to the impact of benefits on the remeasurement of deferred taxes due to changes in state apportionment rates, benefits from the foreign rate differential, and the research and development credit, partially offset by the impact of increases for foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions.
Segment Results of Operations—Three Months Ended March 31, 2025 and 2024
Management, including our CODM, evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the three months ended March 31, 2025 and 2024, our segment revenue, segment Adjusted EBITDA and segment Adjusted EBITDA Margin were as follows:

	Three Months Ended March 31,		Change
			2025 vs. 2024
	2025	2024	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$403.6	$351.7	$51.8	14.7%
Emerging Verticals	314.9	297.5	17.4	5.8%
Consumer Interactive	138.2	139.3	(1.2)	(0.8)%
U.S. Markets gross revenue	$856.6	$788.6	$68.0	8.6%

International gross revenue
Canada	$37.8	$37.7	$0.2	0.4%
Latin America	32.8	32.9	(0.2)	(0.5)%
United Kingdom	58.8	54.2	4.7	8.6%
Africa	16.9	15.1	1.8	11.9%
India	68.8	71.1	(2.4)	(3.3)%
Asia Pacific	27.0	25.3	1.8	7.0%
International gross revenue	$242.2	$236.3	$5.9	2.5%

Total gross revenue	$1,098.8	$1,024.9	$73.9	7.2%
Intersegment revenue eliminations	(3.1)	(3.7)	0.6	(16.6)%
Total revenue as reported	$1,095.7	$1,021.2	$74.5	7.3%

Adjusted EBITDA:
U.S. Markets	$320.1	$285.2	$35.0	12.3%
International	109.8	106.8	2.9	2.8%

Adjusted EBITDA Margin:
U.S. Markets	37.4%	36.2%		1.2%
International	45.3%	45.2%		0.1%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For the three months ended March 31, 2025, U.S. Markets revenue increased $68.0 million, or 8.6%, compared with the same period in 2024. The increase was due to an increase in our Financial Services and Emerging verticals, partially offset by a decrease in Consumer Interactive.
Financial Services: For the three months ended March 31, 2025, revenue increased $51.8 million, or 14.7%, compared with the same period in 2024. A majority of the growth in Financial Services comes from our Mortgage line of business, primarily due to increases in price. Our other lines of business also grew, primarily due new business wins, price increases in our Auto line of business, volume increases and higher batch activity in our Consumer Lending and Card & Banking line of business.
Emerging Verticals: For the three months ended March 31, 2025, revenue increased $17.4 million, or 5.8%, compared with the same period in 2024. The increase was primarily due to an increase in the Insurance and most other verticals from price increases, new business wins and an increase in volumes.
Consumer Interactive: For the three months ended March 31, 2025, revenue decreased $1.2 million, or 0.8%, compared with the same period in 2024. The decrease was primarily due to a decrease in breach remediation revenue and slowing demand for paid credit products, partially offset by new business wins.

Adjusted EBITDA
For the three months ended March 31, 2025, Adjusted EBITDA increased $35.0 million compared with the same period in 2024, primarily due to an increase in revenue and a decrease in labor costs from our operating model optimization program, partially offset by higher variable product and fulfillment costs. For the three months ended March 31, 2025, Adjusted EBITDA margins increased 1.2% compared with the same period in 2024, primarily due to high-margin revenue growth and realization of cost savings from the transformation plan.
International Segment
Revenue
For the three months ended March 31, 2025, International revenue increased $5.9 million, or 2.5%, compared with the same period in 2024 primarily due to higher local currency revenue in all regions, driven by increased volumes from improving economic conditions and new product initiatives, partially offset by a decrease of 3.5% from the impact of foreign currencies.
Canada: For the three months ended March 31, 2025, Canada revenue increased $0.2 million, or 0.4%, compared with the same period in 2024, primarily due to higher local currency revenue from broad-based volume increases, new business wins, and increased breach services, partially offset by a decrease of 6.4% from the impact of foreign currencies.
Latin America: For the three months ended March 31, 2025, Latin America revenue decreased $0.2 million, or 0.5%, compared with the same period in 2024, primarily due to a decrease of 7.4% from the impact of foreign currencies, partially offset by higher local currency revenue from broad-based volume increases, new business wins, and higher batch services across several of our markets.
United Kingdom: For the three months ended March 31, 2025, United Kingdom revenue increased $4.7 million, or 8.6%, compared with the same period in 2024, primarily due to volume increases and new business wins, partially offset by a decrease of 0.9% from the impact of foreign currency.
Africa: For the three months ended March 31, 2025, Africa revenue increased $1.8 million, or 11.9%, compared with the same period in 2024, primarily due to meaningful new business wins and contract renewals as well as volume growth in emerging countries and emerging verticals. The impact of foreign currencies result in an increase of 2.4%.
India: For the three months ended March 31, 2025, India revenue decreased $2.4 million, or 3.3%, compared with the same period in 2024, primarily due to a decrease of 4.2% from the impact of foreign currencies, partially offset by higher local currency revenue from higher commercial volumes and new contracts.
Asia Pacific: For the three months ended March 31, 2025, Asia Pacific revenue increased $1.8 million, or 7.0%, compared with the same period in 2024, primarily due to strong growth in the Philippines across key banking clients, partially offset by a decrease of 1.0% from the impact of foreign currencies.
Adjusted EBITDA
For the three months ended March 31, 2025, Adjusted EBITDA increased $2.9 million compared with the same period in 2024 primarily due to increased revenue in regions as discussed above, partially offset by an increase in expenses due to the increase in revenue. For the three months ended March 31, 2025, Adjusted EBITDA margins increased 0.1% primarily due to a shift in the mix of revenues.

Non-GAAP Measures—Three Months Ended March 31, 2025 and 2024
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
•Operating model optimization program represents employee separation costs, facility lease exit costs and other business process optimization expenses incurred in connection with the transformation plan discussed further in “Results of Operations – Factors Affecting Our Results of Operations.” We exclude these expenses as we believe they are not directly correlated to the underlying performance of our business. Further, these costs will vary and may not be comparable during the transformation initiative as we progress toward an optimized operating model. These costs are reported primarily in restructuring and selling, general and administrative on our Consolidated Statements of Operations.
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
•Net other adjustments principally relate to: (i) deferred loan fee expense from debt prepayments and refinancing, (ii) currency remeasurement on foreign operations, (iii) other debt financing expenses consisting primarily of revolving credit facility deferred financing fee amortization and commitment fees and expenses associated with ratings agencies and interest rate hedging, (iv) certain legal and regulatory expenses, net, and (v) other non-operating (income) expense. We exclude these expenses as we believe they are not directly correlated to the underlying performance of our business and create variability between periods based on the nature and timing of the expense or income. These costs are reported in selling, general and administrative and in non-operating income and expense, net as applicable based on their nature on our Consolidated Statements of Operations.

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

Adjusted Effective Tax Rate
Management defines Adjusted Effective Tax Rate as Adjusted Provision for Income Taxes divided by adjusted income before income taxes. We calculate adjusted income before income taxes by excluding the pre-tax adjustments in the calculation of Adjusted Net Income discussed above and noncontrolling interest related to these pre-tax adjustments from income before income taxes.

Leverage Ratio
Management defines Leverage Ratio as net debt divided by Consolidated Adjusted EBITDA for the most recent twelve-month period including twelve months of Adjusted EBITDA from significant acquisitions. Net debt is defined as total debt less cash and cash equivalents as reported on the balance sheet as of the end of the period.
For the three months ended March 31, 2025 and 2024, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,		Change
			2025 vs. 2024
	2025	2024	$	%
Reconciliation of Net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$148.1	$65.1	$82.9	nm
Net interest expense	47.5	63.2	(15.7)	(24.9)%
Provision for income taxes	41.0	13.0	28.0	nm
Depreciation and amortization	138.9	134.0	4.9	3.6%
EBITDA	$375.5	$275.4	$100.1	36.3%
Adjustments to EBITDA:
Stock-based compensation	30.3	24.1	6.2	25.8%
Mergers and acquisitions, divestitures and business optimization[1]	17.9	9.2	8.7	94.8%
Accelerated technology investment[2]	20.0	18.5	1.5	8.1%
Operating model optimization program[3]	9.8	24.4	(14.6)	(59.7)%
Net other[4]	(56.4)	6.5	(62.9)	nm
Total adjustments to EBITDA	$21.7	$82.8	$(61.1)	(73.8)%
Consolidated Adjusted EBITDA	$397.1	$358.2	$39.0	10.9%

Net income attributable to TransUnion margin	13.5%	6.4%		7.1%
Consolidated Adjusted EBITDA margin[5]	36.2%	35.1%		1.2%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended March 31,
	2025	2024
Transaction and integration costs	$5.3	$2.2
Fair value and impairment adjustments	12.6	0.1
Post-acquisition adjustments	—	6.9
Total mergers and acquisitions, divestitures and business optimization	$17.9	$9.2
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

	Three Months Ended March 31,
	2025	2024
Foundational Capabilities	$7.4	$6.8
Migration Management	12.6	10.1
Program Enablement	—	1.7
Total accelerated technology investment	$20.0	$18.5

3.Operating model optimization consisted of the following adjustments:

	Three Months Ended March 31,
	2025	2024
Employee separation	$—	$16.8
Facility exit	—	1.4
Business process optimization	9.8	6.2
Total operating model optimization	$9.8	$24.4
4.Net other consisted of the following adjustments:

	Three Months Ended March 31,
	2025	2024
Deferred loan fee expense from debt prepayments and refinancing	$(0.1)	$3.1
Other debt financing expenses	0.5	0.6
Currency remeasurement on foreign operations	(0.6)	2.6
Legal and regulatory expenses, net	(56.0)	—
Other non-operating (income) expense	(0.3)	0.2
Total other adjustments	$(56.4)	$6.5
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For the three months ended March 31, 2025, Consolidated Adjusted EBITDA increased $39.0 million compared with the same periods in 2024, primarily due to an increase in revenue and the realization of cost savings from the transformation plan, partially offset by higher product costs compared to prior year. For the three months ended March 31, 2025, Consolidated Adjusted EBITDA margin increased 1.2%, primarily due to an increase in high margin revenue and realization of cost savings from the transformation plan.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended March 31,		Change
			2025 vs. 2024
	2025	2024	$	%
Reconciliation of Net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$148.1	$65.1	$82.9	nm
Adjustments before income tax items:
Amortization of certain intangible assets[1]	70.9	72.0	(1.2)	(1.6)%
Stock-based compensation	30.3	24.1	6.2	25.8%
Mergers and acquisitions, divestitures and business optimization[2]	17.9	9.2	8.7	94.8%
Accelerated technology investment[3]	20.0	18.5	1.5	8.1%
Operating model optimization program[4]	9.8	24.4	(14.6)	(59.7)%
Net other[5]	(56.7)	5.9	(62.6)	nm
Total adjustments before income tax items	$92.3	$154.3	$(62.0)	(40.2)%
Total adjustments for income taxes[6]	(32.7)	(40.4)	7.7	(19.0)%
Adjusted Net Income	$207.6	$179.0	$28.6	16.0%

Weighted-average shares outstanding:
Basic	195.1	194.1	nm	nm
Diluted	197.3	195.3	nm	nm

Adjusted Earnings per Share:
Basic	$1.06	$0.92	$0.14	15.4%
Diluted	$1.05	$0.92	$0.14	14.8%

	Three Months Ended March 31,
	2025	2024
Reconciliation of Diluted earnings per share from Net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Income attributable to TransUnion	$0.75	$0.33
Adjustments before income tax items:
Amortization of certain intangible assets[1]	0.36	0.37
Stock-based compensation	0.15	0.12
Mergers and acquisitions, divestitures and business optimization[2]	0.09	0.05
Accelerated technology investment[3]	0.10	0.09
Operating model optimization program[4]	0.05	0.13
Net other[5]	(0.29)	0.03
Total adjustments before income tax items	$0.47	$0.79
Total adjustments for income taxes[6]	(0.17)	(0.21)
Adjusted Diluted Earnings per Share	$1.05	$0.92

Each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.

1.Consists of amortization of intangible assets from our 2012 change-in-control transaction and amortization of intangible assets established in business acquisitions after our 2012 change-in-control transaction.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended March 31,
	2025	2024
Transaction and integration costs	$5.3	$2.2
Fair value and impairment adjustments	12.6	0.1
Post-acquisition adjustments	—	6.9
Total mergers and acquisitions, divestitures and business optimization	$17.9	$9.2
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

	Three Months Ended March 31,
	2025	2024
Foundational Capabilities	$7.4	$6.8
Migration Management	12.6	10.1
Program Enablement	—	1.7
Total accelerated technology investment	$20.0	$18.5
4.Operating model optimization consisted of the following adjustments:

	Three Months Ended March 31,
	2025	2024
Employee separation	$—	$16.8
Facility exit	—	1.4
Business process optimization	9.8	6.2
Total operating model optimization	$9.8	$24.4
5.Net other consisted of the following adjustments:

	Three Months Ended March 31,
	2025	2024
Deferred loan fee expense from debt prepayments and refinancing	$(0.1)	$3.1
Currency remeasurement on foreign operations	(0.6)	2.6
Legal and regulatory expenses, net	(56.0)	—
Other non-operating (income) and expense	—	0.2
Total other adjustments	$(56.7)	$5.9
6.Total adjustments for income taxes represents the total of adjustments discussed to calculate the Adjusted Provision for Income Taxes.
Adjusted Net Income
For the three months ended March 31, 2025, Adjusted Net Income increased primarily due to an increase in operating income and a decrease in net interest expense, partially offset by an increase in the Adjusted Provision for Income Taxes due to a higher adjusted tax rate as discussed below.

Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$193.8	$83.0
Total adjustments before income tax items from Adjusted Net Income table above	92.3	154.3
Adjusted income before income taxes	$286.1	$237.3

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	(41.0)	(13.0)
Adjustments for income taxes:
Tax effect of above adjustments	(32.3)	(35.0)
Eliminate impact of excess tax expense for stock-based compensation	0.5	1.0
Other[1]	(0.9)	(6.4)
Total adjustments for income taxes	$(32.7)	$(40.4)
Adjusted Provision for Income Taxes	$(73.7)	$(53.4)

Effective tax rate	21.2%	15.7%
Adjusted Effective Tax Rate	25.8%	22.5%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Three Months Ended March 31,
	2025	2024
Deferred tax adjustments	$(4.6)	$(5.1)
Valuation allowance adjustments	2.3	0.2
Return to provision, audit adjustments and reserves related to prior periods	1.0	(0.9)
Other adjustments	0.4	(0.5)
Total other adjustments	$(0.9)	$(6.4)
Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 25.8% for the three months ended March 31, 2025, which is higher than the 21.0% U.S. federal corporate statutory rate, primarily due to increases for state taxes, foreign rate differential, and foreign withholding taxes, partially offset by benefits from the research and development credit.
We reported an adjusted tax rate of 22.5% for the three months ended March 31, 2024, which is higher than the 21.0% U.S. federal corporate statutory rate, primarily due to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.

Leverage Ratio

Trailing Twelve Months Ended March 31, 2025
Reconciliation of Net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$367.3
Net interest expense	221.0
Provision for income taxes	126.9
Depreciation and amortization	542.6
EBITDA	$1,257.7
Adjustments to EBITDA:
Stock-based compensation	$127.5
Mergers and acquisitions, divestitures and business optimization[1]	35.2
Accelerated technology investment[2]	85.7
Operating model optimization program[3]	80.3
Net other[4]	(41.1)
Total adjustments to EBITDA	$287.6
Leverage Ratio Adjusted EBITDA	$1,545.3

Total debt	$5,130.8
Less: Cash and cash equivalents	609.9
Net Debt	$4,521.0

Ratio of Net Debt to Net income attributable to TransUnion	12.3
Leverage Ratio	2.9
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

Trailing Twelve Months Ended March 31, 2025
Transaction and integration costs	$14.2
Fair value and impairment adjustments	20.8
Post-acquisition adjustments	0.1
Total mergers and acquisitions, divestitures and business optimization	$35.2
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

Trailing Twelve Months Ended March 31, 2025
Foundational Capabilities	$36.3
Migration Management	45.6
Program Enablement	3.8
Total accelerated technology investment	$85.7

3.Operating model optimization consisted of the following adjustments:

Trailing Twelve Months Ended March 31, 2025
Employee separation	$7.9
Facility exit	40.7
Business process optimization	31.7
Total operating model optimization	$80.3
4.Net other consisted of the following adjustments:

Trailing Twelve Months Ended March 31, 2025
Deferred loan fee expense from debt prepayments and refinancings	$14.6
Other debt financing expenses	2.3
Currency remeasurement on foreign operations	(1.1)
Legal and regulatory expenses, net	(56.0)
Other non-operating (income) and expense	(1.0)
Total other adjustments	$(41.1)

Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with GAAP. The notes to our unaudited consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. See Part II, Item 7, “Application of Critical Accounting Estimates” and Part II, Item 8, Note 1, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 13, 2025, for additional information about our critical accounting estimates.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Senior Secured Revolving Line of Credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends, and other general corporate purposes. We believe our cash on hand, cash generated from operations and funds available under the Senior Secured Revolving Line of Credit will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends, and operating needs for at least the next twelve months. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $609.9 million and $679.5 million at March 31, 2025 and December 31, 2024, respectively, of which $485.6 million and $432.2 million was held outside the United States in each respective period. As of March 31, 2025, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and could have borrowed up to the remaining $598.8 million available.
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
In the first quarter of 2025, we paid dividends of $0.115 per share totaling $22.6 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
On February 11, 2025, our Board authorized the 2025 Repurchase Plan. Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.
We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management and depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason and the 2025 Repurchase Plan does not have an expiration date.
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three months ended March 31, 2025, the Company repurchased approximately 63,000 shares of common stock for a total of $5.4 million, including commissions and excise taxes, under this program. The average price paid per share was $84.86. As of March 31, 2025, $494.7 million remains available for repurchases under the 2025 Repurchase Plan.
Sources and Uses of Cash

	Three Months Ended March 31,
	2025	2024	Change
Cash provided by operating activities	$52.5	$54.0	$(1.5)
Cash used in investing activities	(86.6)	(62.4)	(24.2)
Cash used in financing activities	(40.6)	(31.3)	(9.3)
Effect of exchange rate changes on cash and cash equivalents	5.1	(2.9)	8.0
Net change in cash and cash equivalents	$(69.6)	$(42.6)	$(27.0)
Operating Activities
The decrease in cash provided by operating activities was primarily due to the timing of accounts receivable collections and higher bonus payouts in 2025 compared with 2024, mostly offset by improved operating performance and lower interest expense.
Investing Activities
The increase in cash used in investing activities was primarily due to a current year investment in a note receivable and an increase in capital expenditures.
Financing Activities
Cash used in financing activities was higher primarily due to stock buybacks in 2025.

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
Cash paid for capital expenditures increased $6 million, from $62.4 million for the three months ended March 31, 2024, to $68.4 million for the three months ended March 31, 2025. Capital expenditures as a percent of revenue represented 6.2% and 6.1% for the three months ended March 31, 2025 and 2024, respectively.
Debt
Hedges
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,095.7 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,548.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2022, and expire on June 30, 2025, with a current aggregate notional amount of $1,055.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 0.8680% and 0.8800% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2025, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt.”
Contractual Obligations
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 13, “Debt” and Note 20,

“Commitments” for information about our long-term debt obligations, noncancelable lease obligations, and noncancelable purchase obligations as of December 31, 2024.
Recent Accounting Pronouncements
See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 1, “Significant Accounting Policies” for information about recent accounting pronouncements and the impact on our consolidated financial statements.
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
Factors that could cause actual results to differ materially from those described in the forward-looking statements, or that could materially affect our financial results or such forward-looking statements include:
•macroeconomic effects and changes in market conditions, including the impact of tariffs, inflation, risk of recession, and industry trends and adverse developments in the debt, consumer credit and financial services markets, including the impact on the carrying value of our assets in all of the markets where we operate;
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
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the Securities and Exchange Commission, and in this report under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect the impact of events or circumstances that may arise after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no other material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $600.0 million Senior Secured Revolving Line of Credit. The variable interest rates on these borrowings are based, at our election, on Term SOFR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of March 31, 2025, essentially all of our outstanding debt was variable-rate debt. Approximately 71.6% of our variable-rate debt is hedged with interest rate swaps. During the three months ended March 31, 2025, a 10% change in the average Term SOFR rates utilized in the calculation of our actual interest expense would have increased our annual interest expense by approximately $6 million.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
During the quarter covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
None.
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1, “Legal Proceedings” of all subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report, and Part I, Item 1, Note 15 “Contingencies,” of this Quarterly Report for a full description of our material pending legal and regulatory matters.
ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, and any subsequently filed Quarterly Reports on Form 10-Q, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 1 to January 31	14,126	$96.05	—	$500.0
February 1 to February 28	45,447	94.75	—	$500.0
March 1 to March 31	64,166	84.12	63,353	$494.7
Total	123,739	$89.38	63,353
1. The total number of shares purchased includes: (a) shares that were repurchased from employees for withholding taxes on restricted stock units vesting pursuant to the terms of the Company’s equity compensation plans and net settled; and (b) shares purchased pursuant to our publicly announced share repurchase program (the “2025 Repurchase Plan.”)
2. On February 11, 2025, our Board authorized the repurchase of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management and depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason and the 2025 Repurchase Plan does not have an expiration date. Any repurchased shares are retired and returned to the status of authorized but unissued shares of the Company. This new share repurchase authorization replaces all previous authorizations.

ITEM 5. OTHER INFORMATION

On March 12, 2025, Todd M. Cello, Executive Vice President, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 10,000 shares of the Company’s common stock until March 13, 2026.
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fifth Amended and Restated Bylaws of TransUnion amended as of February 21, 2024 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed February 27, 2024).

10.1†
Retirement and Transition Agreement, dated as of January 31, 2025, by and between TransUnion and Timothy Martin (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed February 5, 2025).

10.2†	TransUnion 2015 Employee Stock Purchase Plan, as amended as of February 19, 2025 (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed February 24, 2025).

10.3**†	TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Restricted Stock Units (for awards granted on or after February 28, 2025).

10.4**†	TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Performance Share Units (for awards granted on or after February 28, 2025).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.
† Identifies management contracts and compensatory plans or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

April 24, 2025	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

April 24, 2025	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)