Form 10-Q
period 2025-06-30
TransUnion
filed 2025-07-24
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of June 30, 2025, there were 194.8 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$687.5	$679.5
Trade accounts receivable, net of allowance of $27.4 and $19.9	895.9	798.9
Other current assets	322.3	323.4
Total current assets	1,905.7	1,801.8
Property, plant and equipment, net of accumulated depreciation and amortization of $536.4 and $506.3	228.5	203.5
Goodwill	5,256.7	5,144.3
Other intangibles, net of accumulated amortization of $2,522.2 and $2,294.5	3,238.7	3,257.5
Other assets	488.1	577.7
Total assets	$11,117.7	$10,984.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$345.1	$294.6
Current portion of long-term debt	76.1	70.6
Other current liabilities	519.9	694.4
Total current liabilities	941.1	1,059.6
Long-term debt	5,060.4	5,076.6
Deferred taxes	370.7	415.3
Other liabilities	119.3	114.5
Total liabilities	6,491.5	6,666.0
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2025 and December 31, 2024, 201.4 million and 201.5 million shares issued at June 30, 2025 and December 31, 2024, respectively, and 194.8 million and 194.9 million shares outstanding as of June 30, 2025 and December 31, 2024, respectively	2.0	2.0
Additional paid-in capital	2,600.7	2,558.9
Treasury stock at cost; 6.7 million and 6.6 million shares at June 30, 2025 and December 31, 2024, respectively	(342.0)	(334.6)
Retained earnings	2,571.1	2,357.9
Accumulated other comprehensive loss	(311.6)	(367.2)
Total TransUnion stockholders’ equity	4,520.2	4,217.0
Noncontrolling interests	106.0	101.8
Total stockholders’ equity	4,626.2	4,318.8
Total liabilities and stockholders’ equity	$11,117.7	$10,984.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,139.7	$1,040.8	$2,235.5	$2,062.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	469.9	406.7	915.5	813.0
Selling, general and administrative	335.0	310.8	591.8	616.4
Depreciation and amortization	142.7	132.9	281.6	266.9
Restructuring	—	8.1	—	26.3
Total operating expenses	947.5	858.4	1,788.9	1,722.4
Operating income	192.2	182.4	446.6	339.6
Non-operating income and (expense)
Interest expense	(55.7)	(67.9)	(111.8)	(136.5)
Interest income	8.8	6.7	17.3	12.1
Earnings from equity method investments	5.0	4.6	9.3	9.3
Other income and (expense), net	6.6	(5.1)	(10.8)	(20.8)
Total non-operating income and (expense)	(35.4)	(61.7)	(96.0)	(135.9)
Income before income taxes	156.8	120.7	350.5	203.7
Provision for income taxes	(44.4)	(31.0)	(85.4)	(44.1)
Net income	112.4	89.7	265.1	159.7
Less: net income attributable to noncontrolling interests	(2.8)	(4.7)	(7.4)	(9.5)
Net income attributable to TransUnion	$109.6	$85.0	$257.7	$150.1

Basic earnings per common share from:
Net income attributable to TransUnion	$0.56	$0.44	$1.32	$0.77
Diluted earnings per common share from:
Net income attributable to TransUnion	$0.56	$0.44	$1.31	$0.77
Weighted-average shares outstanding:
Basic	195.0	194.2	195.0	194.2
Diluted	197.2	195.2	197.2	195.3

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$112.4	$89.7	$265.1	$159.7
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	66.8	(20.9)	106.2	(31.5)
Provision for income taxes	(0.7)	(0.1)	(0.6)	—
Foreign currency translation, net	66.1	(21.0)	105.6	(31.5)
Cash flow hedges:
Net change on interest rate swap	(29.5)	(16.4)	(66.6)	(5.3)
Benefit for income taxes	7.4	4.1	16.7	1.3
Cash flow hedges, net	(22.1)	(12.3)	(49.9)	(4.0)
Total other comprehensive income (loss), net of tax	44.0	(33.3)	55.7	(35.5)
Comprehensive income	156.4	56.4	320.8	124.2
Less: comprehensive income attributable to noncontrolling interests	(2.6)	(4.3)	(7.5)	(8.9)
Comprehensive income attributable to TransUnion	$153.8	$52.1	$313.3	$115.3

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$265.1	$159.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281.6	266.9
Loss on repayment of loans	—	2.6
Deferred taxes	(54.1)	(63.6)
Stock-based compensation	70.5	51.8
Other	29.1	19.5
Changes in assets and liabilities:
Trade accounts receivable	(98.4)	(71.3)
Other current and long-term assets	8.0	45.1
Trade accounts payable	37.1	53.7
Other current and long-term liabilities	(195.1)	(115.2)
Cash provided by operating activities	343.8	349.2
Cash flows from investing activities:
Capital expenditures	(145.4)	(130.7)
Proceeds from sale/maturities of other investments	0.2	—
Investments in consolidated affiliates, net of cash acquired	(55.7)	—
Investments in nonconsolidated affiliates and notes receivable	(25.0)	(4.4)
Proceeds from the sale of investments in nonconsolidated affiliates	—	3.8
Other	2.2	4.8
Cash used in investing activities	(223.7)	(126.5)
Cash flows from financing activities:
Proceeds from term loans	—	934.9
Repayments of term loans	—	(927.9)
Repayments of debt	(43.2)	(99.4)
Debt financing fees	—	(13.5)
Dividends to shareholders	(45.1)	(41.4)
Proceeds from issuance of common stock	10.5	12.4
Employee taxes paid on restricted stock units recorded as treasury stock	(7.4)	(11.4)
Repurchase of common stock	(38.8)	—
Distributions to noncontrolling interests	(3.3)	(3.8)
Cash used in financing activities	(127.3)	(150.1)
Effect of exchange rate changes on cash and cash equivalents	15.2	(5.6)
Net change in cash and cash equivalents	8.0	67.0
Cash and cash equivalents, beginning of period	679.5	476.2
Cash and cash equivalents, end of period	$687.5	$543.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	193.8	$2.0	$2,412.9	$(302.9)	$2,157.1	$(260.9)	$97.3	$4,105.5
Net income	—	—	—	—	65.1	—	4.9	70.0
Other comprehensive loss	—	—	—	—	—	(1.9)	(0.3)	(2.2)
Stock-based compensation	—	—	22.9	—	—	—	—	22.9
Employee share purchase plan	0.2	—	14.7	—	—	—	—	14.7
Vesting of restricted stock units and performance stock units	0.4	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(10.6)	—	—	—	(10.6)
Dividends to shareholders ($0.105 per share)	—	—	—	—	(23.1)	—	—	(23.1)
Balance, March 31, 2024	194.3	$2.0	$2,450.5	$(313.5)	$2,199.1	$(262.8)	$101.9	$4,177.2
Net income	—	—	—	—	85.0	—	4.7	89.7
Other comprehensive income	—	—	—	—	—	(33.0)	(0.3)	(33.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.8)	(3.8)
Stock-based compensation	—	—	26.4	—	—	—	—	26.4
Treasury stock purchased	—	—	—	(0.8)	—	—	—	(0.8)
Dividends to shareholders ($0.105 per share)	—	—	—	—	(18.1)	—	—	(18.1)
Balance, June 30, 2024	194.3	$2.0	$2,476.9	$(314.3)	$2,266.0	$(295.8)	$102.4	$4,237.2

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2024	194.9	$2.0	$2,558.9	$(334.6)	$2,357.9	$(367.2)	$101.8	$4,318.8
Net income	—	—	—	—	148.1	—	4.7	152.7
Other comprehensive income	—	—	—	—	—	11.5	0.2	11.7
Stock-based compensation	—	—	29.2	—	—	—	—	29.2
Employee share purchase plan	0.1	—	12.4	—	—	—	—	12.4
Vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(5.5)	—	—	—	(5.5)
Repurchase of common stock (including excise tax)	(0.1)	—	(5.4)	—	—	—	—	(5.4)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(21.5)	—	—	(21.5)
Balance, March 31, 2025	195.1	$2.0	$2,595.1	$(340.1)	$2,484.5	$(355.7)	$106.7	$4,492.5
Net income	—	—	—	—	109.6	—	2.8	112.4
Other comprehensive income	—	—	—	—	—	44.1	(0.1)	44.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.3)	(3.3)
Stock-based compensation	—	—	39.0	—	—	—	—	39.0
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(1.9)	—	—	—	(1.9)
Repurchase of common stock (including excise tax)	(0.4)	—	(33.5)	—	—	—	—	(33.5)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(23.0)	—	—	(23.0)
Balance, June 30, 2025	194.8	$2.0	$2,600.7	$(342.0)	$2,571.1	$(311.6)	$106.0	$4,626.2

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
Variable Interest Entities
At inception, we determine whether an entity in which we have made an investment or with which we have other variable interest arrangements is considered a variable interest entity (“VIE”). We are required to consolidate any VIE if we are the primary beneficiary of the VIE. We are the primary beneficiary of a VIE if we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb a portion of the losses or benefits that are significant to the VIE. If we are not the primary beneficiary of the VIE, we account for the investment or other variable interests in the VIE in accordance with other applicable GAAP. When events or circumstances change our variable interests or relationships with any of these entities, we reassess our determination of whether they are a VIE and, if so, whether we are the primary beneficiary. As of June 30, 2025 and December 31, 2024, we have a variable interest in one unconsolidated VIE with a current exposure of loss of approximately $52.8 million and $35.3 million, respectively, consisting of the current carrying value of our investment in and various accounts and notes receivable from this entity.
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
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three and six months ended June 30, 2025, the Company repurchased approximately 388,000 and 452,000 shares of common stock, respectively, for a total of $33.5 million and $38.8 million, respectively, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share for the three and six months ended June 30, 2025 was $86.14 and $85.96, respectively. As of June 30, 2025, $461.6 million remains available for repurchases under the 2025 Repurchase Plan.
Trade Accounts Receivable
We base our allowance for doubtful accounts estimate on our historical loss experience, our current expectations of future losses, current economic conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse financial condition or for existing contractual disputes.
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$19.9	$16.4
Provision for losses on trade accounts receivable	13.3	9.3
Write-offs, net of recovered accounts	(5.8)	(6.6)
Ending balance	$27.4	$19.1
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
2. Business Acquisition
In October 2021, we acquired a 30% equity interest in Monevo Limited (“Monevo”), which we accounted for as a Cost Method Investment. On April 1, 2025, we acquired the remaining 70% of the outstanding equity of Monevo and gained control of Monevo by exercising a call option we had obtained when we made our initial investment. The strike price of the call option paid at closing was $56.0 million, which was funded with cash on hand. Cash acquired from Monevo in connection with the transaction was $0.3 million, resulting in a net cash payment of $55.7 million. There was no contingent consideration related to this transaction.

Monevo is a credit prequalification and distribution platform that empowers lenders and banks to deliver highly personalized credit offers to consumers via comparison websites and other third parties. Monevo’s platform enables comparison websites and other online brands known as publishers to embed highly personalized credit offers, predominantly in the U.K. and U.S. markets.
We engaged in business activities with Monevo prior to the date of acquisition that were not material. The results of operations of Monevo subsequent to the acquisition date, which are not material, and the assets acquired and liabilities assumed, are partially included within our U.S. Market segment and partially included within our International segment.
We accounted for the transaction as a step acquisition in accordance with ASC 805. Accordingly, we remeasured our initial 30% investment, including the call option and other related assets, at a fair value of $60.8 million, resulting in a non-taxable gain of $12.3 million recorded within other income and (expense), net in the Consolidated Statements of Operations. The total estimated purchase consideration of $115.7 million was principally comprised of the cash paid plus the fair value of our initial 30% investment, including the call option and other related assets. We used a combination of the discounted cash flow method and the guideline public company method to determine the overall fair value of Monevo. The gain recognized on our initial 30% equity interest and call option represents the difference between the fair value of Monevo, and the cash paid at closing plus the carrying values of our original 30% investment, the call option and other related assets.
Based on the preliminary purchase consideration allocation, we recognized $67.3 million of goodwill, $64.0 million of amortizable intangible assets consisting primarily of developed technology, and a deferred tax liability of $15.6 million. The remaining purchase price was allocated to other net assets of Monevo. We estimate the weighted-average useful lives of the amortizable intangible assets to be approximately 11 years.
The purchase price of the acquisition exceeded the fair value estimate of the net assets acquired primarily due to expected future revenue growth opportunities, synergies, operating efficiencies and the assembled workforce. None of the goodwill is tax deductible.
The total consideration for this acquisition is preliminary, pending final customary purchase price adjustments. The valuation of the assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of June 30, 2025. We will complete the analysis of the total purchase consideration and allocation once we obtain the information necessary, which we expect to do within one year from the acquisition date.
We recognized cumulative transaction costs of $2.7 million related to the acquisition, including $0.9 million and $1.3 million for the three and six months ended June 30, 2025, respectively, which we have recorded within other income and (expense), net in the Consolidated Statements of Operations.
3. Other Current Assets
Other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$125.4	$126.0
Note receivable (Note 14)	94.5	89.7
Marketable securities (Note 14)	2.5	2.5
Other	99.8	105.1
Total other current assets	$322.3	$323.4
4. Goodwill
There have been no triggering events during the six months ended June 30, 2025 that have required us to re-evaluate whether any of our reporting units were impaired.
Goodwill allocated to our reportable segments and changes in the carrying amount of goodwill during the six months ended June 30, 2025, consisted of the following:

	U.S. Markets	International	Total
Balance, December 31, 2024	$4,257.6	$886.7	$5,144.3
Business acquisitions	52.9	14.4	67.3
Foreign exchange rate adjustment	0.9	44.3	45.1
Balance, June 30, 2025	$4,311.3	$945.4	$5,256.7
The gross and net goodwill balances at each period were as follows:

	June 30, 2025			December 31, 2024
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S Markets	$4,311.3	$—	$4,311.3	$4,257.6	$—	$4,257.6
International	1,359.4	(414.0)	945.4	1,300.7	(414.0)	886.7
Total	$5,670.7	$(414.0)	$5,256.7	$5,558.3	$(414.0)	$5,144.3
5. Intangible Assets
Intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,088.3	$(627.4)	$1,460.9	$2,055.0	$(561.7)	$1,493.3
Internal use software	1,711.7	(735.6)	976.0	1,589.1	(653.0)	936.2
Database and credit files	1,389.9	(965.6)	424.3	1,339.8	(896.6)	443.2
Trademarks, copyrights and patents	567.0	(190.5)	376.5	566.7	(183.0)	383.7
Noncompete and other agreements	4.0	(3.1)	1.0	1.3	(0.2)	1.1
Total intangible assets	$5,761.0	$(2,522.2)	$3,238.7	$5,551.9	$(2,294.5)	$3,257.5
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2024	$5,551.9	$(2,294.5)	$3,257.5
Business acquisitions	64.0	—	64.0
Developed internal use software	104.0	—	104.0
Amortization	—	(232.2)	(232.2)
Disposals and retirements	(40.7)	40.6	(0.1)
Foreign exchange rate adjustment	81.8	(36.2)	45.6
Balance, June 30, 2025	$5,761.0	$(2,522.2)	$3,238.7

6. Other Assets
Other assets consisted of the following:

	June 30, 2025	December 31, 2024
Investments in affiliated companies (Note 2 and 7)	$230.5	$279.9
Right-of-use lease assets	54.4	55.8
Interest rate swaps (Notes 11 and 14)	52.8	110.0
Convertible note receivable (Note 14)	21.3	—
Other	129.1	132.0
Total other assets	$488.1	$577.7
The decrease in investments in affiliated companies includes the removal of a previously held investment that we now consolidate as discussed in Note 2, “Business Acquisition.”

7. Investments in Affiliated Companies
Investments in affiliated companies, which are included in other assets in the Consolidated Balance Sheets, consisted of the following:

	June 30, 2025	December 31, 2024
Cost Method Investments (Note 2)	$181.1	$228.4
Equity method investments	45.6	47.8
Limited partnership investment	3.8	3.7
Total investments in affiliated companies (Note 6)	$230.5	$279.9
Gains and losses on our Cost Method Investments, which are included in other income and (expense), net in the Consolidated Statements of Operations, for the periods presented in the table below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current period gains	$12.3	$1.7	$12.3	$6.4
Current period losses	(5.3)	—	(15.7)	—
The gain on investments in the three and six months ended June 30, 2025 includes the gain realized on our previously held investment that we now consolidate as discussed in Note 2, “Business Acquisition.”
Cumulative unrealized gains and losses on our Cost Method Investments that we owned as of June 30, 2025 and December 31, 2024, as shown in our Cost Method Investment balances in the table above, were as follows:

	June 30, 2025	December 31, 2024
Cumulative unrealized gains	$50.8	$50.8
Cumulative unrealized losses	(25.3)	(30.9)
Earnings from equity method investments, which are included in other non-operating income and expense in the Consolidated Statements of Operations, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings from equity method investments (Note 15)	$5.0	$4.6	$9.3	$9.3
Dividends received from equity method investments	15.6	15.6	15.6	15.6

8. Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued payroll and employee benefits	$166.5	$269.8
Accrued legal and regulatory matters (Note 16)	77.3	123.5
Deferred revenue (Note 12)	128.4	133.8
Accrued restructuring (Note 9)	10.7	13.8
Operating lease liabilities	22.7	22.0
Income taxes payable	9.4	37.3
Other	104.9	94.2
Total other current liabilities	$519.9	$694.4
The decrease in accrued payroll and employee benefits is primarily due to bonuses paid during the first quarter of 2025 that were earned in 2024. The decrease in accrued legal and regulatory matters is primarily due to the dismissal of a lawsuit as further discussed in Note 16, “Contingencies.” Other includes a $9.5 million interest rate swap liability as discussed in Note 14, “Fair Value.”

9. Restructuring
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

There were no restructuring expenses recorded in the three and six months ended June 30, 2025. The following table summarizes the expenses recorded in the three and six months ended June 30, 2024.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Employee separation	$7.9	$24.6
Facility exit	0.2	1.7
Total restructuring expenses	$8.1	$26.3

The following table summarizes the changes in accrued restructuring during the six months ended June 30, 2025, which are included in other current liabilities on the Consolidated Balance Sheets.

Employee Separation Costs
Balance, December 31, 2024	$13.8
Restructuring expense	—
Cash payments	(3.1)
Balance, June 30, 2025 (Note 8)	$10.7

All restructuring expenses have been recorded in the Corporate unit, as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

10. Other Liabilities
Other liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Operating lease liabilities	$38.0	$41.5
Unrecognized tax benefits, net of indirect tax effects	41.9	40.4
Deferred revenue (Note 12)	17.7	13.7
Other	21.7	18.9
Total other liabilities	$119.3	$114.5
11. Debt
Debt outstanding consisted of the following:

	June 30, 2025	December 31, 2024
Senior Secured Term Loan B-5, due in full at maturity (November 15, 2026), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (6.18% at June 30, 2025 and 6.21% at December 31, 2024), net of original issue discount and deferred financing fees of less than $0.1 million and $0.1 million, respectively, at June 30, 2025, and of less than $0.1 million and $0.2 million, respectively, at December 31, 2024	$104.4	$104.3
Senior Secured Term Loan A-4, payable in quarterly installments through June 24, 2029, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.58% at June 30, 2025 and 5.86% at December 31, 2024), net of original issue discount and deferred financing fees of $0.3 million and $3.0 million, respectively, at June 30, 2025, and of $0.4 million and $3.3 million, respectively, at December 31, 2024	1,256.1	1,271.9
Senior Secured Term Loan B-8, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (6.08% at June 30, 2025 and 6.11% at December 31, 2024), net of original issue discount and deferred financing fees of $3.9 million and $5.7 million, respectively, at June 30, 2025, and of $4.2 million and $6.1 million, respectively, at December 31, 2024	1,897.2	1,906.2
Senior Secured Term Loan B-9, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (6.08% at June 30, 2025 and 6.11% at December 31, 2024), net of original issue discount and deferred financing fees of $7.3 million and $12.0 million, respectively, at June 30, 2025, and of $7.9 million and $12.9 million, respectively, at December 31, 2024	1,856.8	1,864.8
Senior Secured Revolving Credit Facility	—	—
Other debt	22.1	—
Total debt	5,136.5	5,147.2
Less short-term debt and current portion of long-term debt	(76.1)	(70.6)
Total long-term debt	$5,060.4	$5,076.6
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
We did not make any debt prepayments during the three and six months ended June 30, 2025. During the three months ended June 30, 2024, we prepaid $80.0 million of our Senior Secured Term Loan B-5, funded from cash on hand, and expensed $0.2 million of the unamortized original issue discount and deferred financing fees to other income and (expense), net in the Consolidated Statements of Operations.
As of June 30, 2025, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $598.8 million available.
Other debt in the table above includes a third-party financing arrangement we entered into in the second quarter of 2025 to purchase certain long-lived assets. This debt will be repaid over 5 years.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2025, we were in compliance with all debt covenants.
Interest Rate Hedging
During the three months ended June 30, 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,250.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,091.4 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.

In 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,544.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2020, we entered into two interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expired on June 30, 2025. We designated these swap agreements as cash flow hedges.
The net change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged interest affects earnings. See further discussion in Note 17, “Accumulated Other Comprehensive Loss.”
We expect to realize gains of approximately $56.3 million as a reduction of interest expense from our interest rate hedges over the next twelve months.
Fair Value of Debt
The fair value of our variable-rate term loans, excluding original issue discounts and deferred fees, is $5,155.7 million and $5,165.6 million as of June 30, 2025 and December 31, 2024, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
12. Revenue
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of June 30, 2025 and December 31, 2024.
As most of our contracts with customers have a duration of one year or less, our contract liabilities consist of deferred revenue that is primarily short-term in nature. Contract liabilities include current and long-term deferred revenue that is included in other current liabilities and other liabilities, respectively. We expect to recognize the December 31, 2024 current deferred revenue balance as revenue during 2025. The majority of our long-term deferred revenue, which is not material, is expected to be recognized in less than two years.
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of June 30, 2025, the aggregate amount of transaction price attributable to future performance obligations for long-term non-cancelable contracts, excluding the variable component, is approximately $840 million. We expect to recognize approximately 50% of this amount in the twelve months ending June 30, 2026, 25% in the twelve months ending June 30, 2027 and 25% thereafter.
For additional disclosures about the disaggregation of our revenue see Note 15, “Reportable Segments.”
13. Income Taxes
For the three months ended June 30, 2025, we reported an effective tax rate of 28.3%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the impact of nondeductible expenses primarily in connection with executive compensation limitations and the foreign rate differential, partially offset by the non-taxable gain related to our acquisition of Monevo.
For the six months ended June 30, 2025, we reported an effective tax rate of 24.4%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the impact of nondeductible expenses primarily in connection with executive compensation limitations, and the foreign rate differential, partially offset by the impact of the benefit to legal and regulatory expenses from the reduction of an accrued liability to zero for the dismissal of a lawsuit previously treated as nondeductible.
For the three months ended June 30, 2024, we reported an effective tax rate of 25.7%, which was lower than the 21.0% U.S. federal corporate statutory rate primarily due to foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions, partially offset by benefits from the foreign rate differential and the research and development credit.

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
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $46.1 million as of June 30, 2025, and $44.4 million as of December 31, 2024. The amounts that would affect the effective tax rate if recognized were $35.7 million as of June 30, 2025 and $34.4 million as of December 31, 2024. We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $19.9 million as of June 30, 2025 and $17.7 million as of December 31, 2024. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2007 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes potentially significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented periodically through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.
14. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2025:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Notes 6 and 11)	$52.8	$—	$52.8	$—
Notes receivable (Note 3 and 6)	115.8	—	94.5	21.3
Marketable securities (Note 3)	2.5	—	2.5	—
Total	$171.1	$—	$149.8	$21.3

Liabilities
Interest rate swaps (Note 8 and 11)	$9.5	$—	$9.5	$—
Total	$9.5	$—	$9.5	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2024:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Notes 6 and 11)	$110.0	$—	$110.0	$—
Note receivable (Note 3 and 6)	89.7	—	89.7	—
Marketable securities (Note 3)	2.5	—	2.5	—
Total	$202.2	$—	$202.2	$—
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
We determine the fair value of the note receivable each reporting period using an income approach for fixed income securities where contractual cash flows are discounted to present value at a risk-adjusted rate of return in a lattice model framework using changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk, and issuer-specific credit risk, with changes in fair value recognized in earnings each period. In December 2022, we sold the non-core businesses of our Verisk Financial acquisition, with a portion of the consideration received in the form of a $72.0 million note receivable. The note receivable accrues interest semiannually at a per annum rate of 10.6% and is payable at maturity. The note had an original maturity date of June 30, 2025, subject to an option of the note issuer to extend the maturity date for two successive terms of three months each, at an increased rate of interest at each extension. As of June 30, 2025, the note issuer has exercised the first three-month maturity extension option, resulting in a current maturity date of September 30, 2025. The note is classified as current as of June 30, 2025 because repayment is required no later than December 31, 2025 when considering the two optional extensions. The note was initially recorded at fair value of $70.3 million.
We determine the fair value of the marketable securities, which are available-for-sale foreign exchange-traded corporate bonds, at their current quoted prices and they mature between 2027 and 2033. Unrealized gains and losses on the foreign exchange-traded corporate bonds, which are not material, are included in other comprehensive income.
Level 3 instruments consist of a convertible note receivable we obtained in the first quarter of 2025 from the variable interest entity we discuss in Note 1, “Significant Accounting Policies,” under the sub-heading “Variable Interest Entities.”
The convertible note receivable is measured at fair value each period using an option pricing model with inputs based on the contractual terms of the convertible note. The significant unobservable inputs into the model include our estimates of the timing and probabilities of repayment or various conversion scenarios that result in a payoff in the form of preferred equity of the note issuer, and the value of the underlying preferred equity, which in part is based on forecasted revenue of the note issuer. We have elected to initially and subsequently measure this hybrid financial instrument at fair value, with changes in fair value recognized in interest income for the interest accretion component, and other income and (expense), net in the Consolidated Statements of Operations for other changes to fair value. The convertible note has a face amount of $20.0 million, with simple interest at 13% per annum, and matures 36 months after the purchase date. The note may be converted into various equity shares based on certain events, or may be repaid in cash. The note was initially recorded at a fair value of $20.0 million, which was equivalent to the cash transferred to obtain the convertible note.

15. Reportable Segments
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross Revenue:
U.S. Markets:
Financial Services	$419.9	$358.7	$823.5	$710.4
Emerging Verticals	323.6	308.5	638.5	606.0
Consumer Interactive	146.9	142.1	285.1	281.5
Total U.S. Markets	$890.4	$809.3	$1,747.0	$1,597.8

International:
Canada	$42.3	$38.8	$80.1	$76.5
Latin America	34.1	34.5	66.9	67.4
United Kingdom	67.2	56.6	126.1	110.8
Africa	18.2	15.8	35.1	30.9
India	66.6	63.5	135.3	134.6
Asia Pacific	24.5	26.2	51.5	51.5
Total International	$252.9	$235.4	$495.0	$471.7

Total revenue, gross	$1,143.2	$1,044.7	$2,242.1	$2,069.6

Intersegment revenue eliminations:
U.S. Markets	$(1.9)	$(2.4)	$(3.5)	$(4.7)
International	(1.6)	(1.5)	(3.1)	(3.0)
Total intersegment eliminations	$(3.5)	$(3.9)	$(6.6)	$(7.6)
Total revenue as reported	$1,139.7	$1,040.8	$2,235.5	$2,062.0

Significant segment expenses consisted of the following:

	Three Months Ended June 30,
	2025		2024
	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$890.4	$252.9	$809.3	$235.4
Less:[1]
Product and fulfillment[2]	195.4	15.2	163.5	12.1
Labor-related[3]	212.4	90.8	201.6	84.6
Technology and communication[4]	67.7	12.1	58.0	11.2
Other segment items[5]	77.6	26.7	70.5	26.7
Segment Adjusted EBITDA	$337.2	$108.0	$315.8	$100.8

	Six Months Ended June 30,
	2025		2024
	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$1,747.0	$495.0	$1,597.8	$471.7
Less:[1]
Product and fulfillment[2]	$377.4	$26.0	$323.6	$23.9
Labor-related[3]	427.9	174.8	414.6	168.4
Technology and communication[4]	134.7	23.4	116.0	22.2
Other segment items[5]	149.6	53.1	142.7	49.6
Segment Adjusted EBITDA	$657.4	$217.8	$600.9	$207.6
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

A reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. Markets Adjusted EBITDA	$337.2	$315.8	$657.4	$600.9
International Adjusted EBITDA	108.0	100.8	217.8	207.6
Total	$445.2	$416.5	$875.1	$808.6
Adjustments to reconcile to income before income taxes:
Corporate expenses[1]	$(38.2)	$(40.0)	$(71.0)	$(73.8)
Net interest expense	(47.0)	(61.2)	(94.5)	(124.4)
Depreciation and amortization	(142.7)	(132.9)	(281.6)	(266.9)
Stock-based compensation	(40.2)	(27.8)	(70.5)	(51.9)
Mergers and acquisitions, divestitures and business optimization[2]	4.6	(0.7)	(13.2)	(9.8)
Accelerated technology investment[3]	(23.2)	(18.2)	(43.3)	(36.8)
Operating model optimization program[4]	(5.4)	(14.6)	(15.2)	(39.1)
Net other[5]	0.8	(5.2)	57.3	(11.7)
Net income attributable to non-controlling interests	2.8	4.7	7.4	9.5
Total adjustments	$(288.5)	$(295.9)	$(524.6)	$(604.9)
Income before income taxes	$156.8	$120.7	$350.5	$203.7
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

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. Markets	$0.7	$—	$1.2	$0.1
International	4.3	4.5	8.1	9.2
Total (Note 7)	$5.0	$4.6	$9.3	$9.3

Total assets by segment consisted of the following:

	June 30, 2025	December 31, 2024
U.S. Markets	$8,211.6	$8,089.1
International	2,507.2	2,384.5
Total segment assets	10,718.8	10,473.6
Corporate	399.0	511.2
Total	$11,117.7	$10,984.8

Cash paid for capital expenditures by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. Markets	$54.7	$44.2	$99.4	$87.2
International	22.3	23.9	46.0	43.2
Total cash paid for capital expenditures by the segments	77.0	68.2	145.4	130.3
Corporate	—	0.1	—	0.4
Total	$77.0	$68.3	$145.4	$130.7

Depreciation and amortization expense by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. Markets	$105.2	$99.4	$206.4	$200.1
International	36.6	32.5	73.2	64.7
Total segment depreciation and amortization expense	141.8	131.9	279.6	264.9
Corporate	0.9	1.0	2.0	2.0
Total	$142.7	$132.9	$281.6	$266.9
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
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in legal and regulatory matters and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us, except for the active matter with the Consumer Financial Protection Bureau (the “CFPB”) referenced below, that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of June 30, 2025 and December 31, 2024, we have accrued $77.3 million and $123.5 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
CFPB Matters
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB alleging that we failed to comply with and timely implement a consent order issued by the CFPB in January 2017 (the “2017 Consent Order”), and further alleging additional violations related to Consumer Interactive’s marketing practices. On April 12, 2022, after failed negotiations with the CFPB to settle the matter, the agency filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of Consumer Interactive, John Danaher, in the United States District Court for the Northern District of Illinois. On February 28, 2025, the CFPB, the TU Entities and Mr. Danaher filed with the Court a joint stipulation to voluntarily dismiss the lawsuit with prejudice, and the Court dismissed the lawsuit on March 21, 2025. During the three months ended March 31, 2025, we adjusted the amount previously accrued for this matter to zero, as the dismissal has rendered a loss no longer probable. As of December 31, 2024, we had accrued $56.0 million in connection with this matter.
In March 2024, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us related to our dispute handling practices and procedures. The NORA letter alleged that Trans Union LLC violated the Fair Credit Reporting Act’s requirements to conduct a reasonable reinvestigation of disputed information and follow reasonable procedures to assure maximum possible accuracy of the information in consumer reports, and the Consumer Financial Protection Act’s prohibition of unfair, deceptive, and abusive acts or practices. On July 12, 2024, the CFPB Enforcement Division advised us that it had obtained authority to pursue an enforcement action against us seeking specific injunctive relief provisions and civil money penalties. We had been engaged in active discussions with the CFPB regarding this matter, including that our ability to make proposed changes to certain dispute handling processes is dependent on the participation of other consumer reporting agencies, data furnishers and industry participants. Given the recent changes in CFPB leadership, our engagement with the agency on this matter has paused. We cannot provide an estimate of when, or if, such engagement will resume. We further cannot provide assurance that the CFPB will not ultimately commence a lawsuit against us in this matter, nor are we able to predict the likely outcome of this matter, which could have a material adverse effect on our results of operations and financial condition. We are not able to reasonably estimate our potential loss or range of loss related to this matter.

17. Accumulated Other Comprehensive Loss
The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, as of June 30, 2025 and 2024:

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(450.2)	$82.8	$0.2	$(367.2)
Other comprehensive income (loss) before reclassifications	39.5	(10.7)	—	28.8
Amounts reclassified from other comprehensive (income) loss	—	(17.1)	—	(17.1)
Other comprehensive income (loss) for the three months ended March 31, 2025	39.5	(27.8)	—	11.7
Other comprehensive income (loss) attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Balance, March 31, 2025	$(410.9)	$55.0	$0.2	$(355.7)
Other comprehensive income (loss) before reclassifications	66.1	(5.0)	—	61.1
Amounts reclassified from other comprehensive (income) loss	—	(17.1)	—	(17.1)
Other comprehensive income (loss) for the three months ended June 30, 2025	66.1	(22.1)	—	44.0
Other comprehensive income (loss) attributable to noncontrolling interests	0.1	—	—	0.1
Balance, June 30, 2025	$(344.7)	$32.9	$0.2	$(311.6)

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(383.4)	$122.0	$0.2	$(260.9)
Other comprehensive income (loss) before reclassifications	(10.6)	31.6	—	21.1
Amounts reclassified from other comprehensive (income) loss	—	(23.3)	—	(23.3)
Other comprehensive income (loss) for the three months ended March 31, 2024	(10.6)	8.3	—	(2.2)
Other comprehensive income (loss) attributable to noncontrolling interests	0.3	—	—	0.3
Balance, March 31, 2024	$(393.6)	$130.3	$0.2	$(262.8)
Other comprehensive income (loss) before reclassifications	(21.0)	10.8	—	(10.2)
Amounts reclassified from other comprehensive (income) loss	—	(23.1)	—	(23.1)
Other comprehensive income (loss) for the three months ended June 30, 2024	(21.0)	(12.3)	—	(33.3)
Other comprehensive income (loss) attributable to noncontrolling interests	0.3	—	—	0.3
Balance, June 30, 2024	$(414.2)	$118.0	$0.2	$(295.8)

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
Segments
We manage our business and report our financial results in two reportable segments: U.S. Markets and International, which reflects the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker (“CODM”) assesses the Company’s performance. See Part I, Item 1 “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 15, “Reportable Segments” for additional information about our operating segments.
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
During the first six months of 2025, the U.S. economy and labor market remained resilient, with continued GDP growth, rising but still low unemployment, growing real wages and the easing of inflation. The U.S. Federal Reserve (the “Fed”) maintained higher interest rates during the first two quarters of 2025, which continues to have the effect of slowing aggregate demand, resulting in slower hiring and jobs growth, though moderate layoffs have kept the overall employment situation stable. Higher interest rates have also slowed demand for consumer loans and auto loans, and have had a more pronounced impact on the housing sector, where higher borrowing rates impact both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. The slowdown in demand and job growth, along with lower inflation, prompted the Fed to begin lowering interest rates at the end of the third quarter and into the fourth quarter of 2024, with three consecutive rate cuts totaling 100 basis points. The Fed has so far paused additional rate cuts in 2025. Further rate cuts could spur renewed consumer confidence to borrow as well as increased demand for rate-sensitive lending products, in particular mortgage loans to the extent that mortgage rates decline in tandem with a lower federal funds rate. However, mortgage rates are not directly tied to the federal funds rate but instead are tied to the 10-year Treasury rates, which, after hitting a one-year low of roughly 3.6% in September 2024, rose nearly 100 basis points through the end of 2024 due to renewed market concerns over inflation. Ten-year Treasury rates have remained above 4.0% through 2025, which are above the levels seen from 2007 through 2023, largely due to continued uncertainty regarding the potential impact of tariffs on prices and the economy. As a result, 30-year mortgage rates remained elevated at year-end 2024 and during the first six months of 2025, which continues to suppress activity in the housing sector.
During the first six months of 2025 and throughout 2024, the U.K. also began to show some initial signs of improvement driven by falling inflation and moderate growth in other economic indicators, though macroeconomic challenges impacting credit markets remain in this region. Foreign central banks, including in Canada and Europe, have also begun to lower rates, which we expect will increase demand for rate-sensitive lending products. These dynamics impact the comparability of our results of operations, including our revenue and expense, between the periods presented below.
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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes potentially significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented periodically through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.
The ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations and financial condition, including the carrying value of our long-lived assets such as goodwill and intangible assets.
Effects of Inflation
We believe that elevated levels of inflation have had, and will continue to have, a negative impact on our business and results of operations, including decreased demand for our services. The Fed and several international central banks have begun lowering interest rates in response to significant reductions in inflation levels from peak levels in 2022 and 2023, and have indicated that further interest rate reductions in the future are likely. In the U.S., inflation expectations remain elevated as the labor market remains stable and economic growth resilient, easing pressures on the Fed to continue lowering rates in 2025, while markets assess the potential implementation and impact of policies of the new administration on inflation. If the tariff rates discussed above are implemented and maintained in their current form, we anticipate increases in inflation in the short term which could further delay the timing of additional rate cuts by the Fed. Meanwhile, rates that remain elevated relative to historic levels may result in depressed consumer spending on non-essential goods and services, and consequently lower demand for credit, which could have a material adverse impact on various aspects of our business in the future.
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

We have incurred cumulative expenses of $187.6 million through June 30, 2025, comprised of restructuring expenses related to employee separation costs and facility exit charges as well as other business optimization expenses. We have accrued liabilities for the payment of employee separation costs of $10.7 million as of June 30, 2025. We have incurred cumulative costs for the final phase of our accelerated technology investment of $127.5 million through June 30, 2025. The remaining costs associated with the operating model optimization program and the final phase of our accelerated technology investment will be incurred in 2025. See Part I, Item 1, “Financial Information – Notes to Unaudited Consolidated Financial Statements,” Note 9, “Restructuring” for additional information about our restructuring expenses and “Results of Operations – Non-GAAP Measures” for additional details of the composition of these expenses.
Monevo Acquisition
On April 1, 2025, we gained control of Monevo Limited (“Monevo”) by acquiring the remaining 70% of the equity of Monevo, of which we previously owned 30%. We accounted for the transaction as a step acquisition in accordance with ASC 805. Accordingly, we remeasured our initial 30% investment, including the call option, at a fair value of $60.8 million, resulting in a non-taxable gain of $12.3 million recorded within other income and (expense), net in the Consolidated Statements of Operations. The results of operations of Monevo subsequent to the acquisition date, which are not material, are reflected in both the U.S. Markets and International segments for the three and six months ended June 30, 2025, which affects the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about this transaction.
Legal Matters
On February 28, 2025, the CFPB, Trans Union LLC, TransUnion Interactive, Inc. and Mr. Danaher, the former President of Consumer Interactive, filed a joint stipulation with the Court to voluntarily dismiss the lawsuit related to the 2017 Consent Order with prejudice, and the Court dismissed the lawsuit on March 21, 2025. During the first quarter of 2025, we adjusted the $56.0 million previously accrued for this matter to zero, as the loss is no longer probable. See Part I, Item 1, “Financial Information – Notes to Unaudited Consolidated Financial Statements,” Note 16, “Contingencies” for additional information about this matter.
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
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three and six months ended June 30, 2025, the Company repurchased approximately 388,000 and 452,000 shares of common stock, respectively, for a total of $33.5 million and $38.8 million, respectively, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share for the three and six months ended June 30, 2025 was $86.14 and $85.96, respectively. As of June 30, 2025, $461.6 million remains available for repurchases under the 2025 Repurchase Plan.
Debt
During the second quarter of 2025, we entered into a third-party financing arrangement to purchase certain long-lived assets.
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

We did not make any debt prepayments during the three and six months ended June 30, 2025. In the second, third, and fourth quarters of 2024, we prepaid $80.0 million, $25.0 million, and $45.0 million, respectively, for a total of $150.0 million, of our Senior Secured Term Loan B-5, funded from cash on hand. These transactions affect the comparability of interest expense between years, as further discussed in “Results of Operations – Non-Operating Income and (Expense) – Interest Expense” below.
During the three months ended June 30, 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,250.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,091.4 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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

Results of Operations —Three and Six Months Ended June 30, 2025 and 2024
(Tabular amounts in millions, except per share amounts)
For the three and six months ended June 30, 2025 and 2024, our results of operations were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2025 vs. 2024				2025 vs. 2024
	2025	2024	$	%	2025	2024	$	%
Revenue	$1,139.7	$1,040.8	$99.0	9.5%	$2,235.5	$2,062.0	$173.5	8.4%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	469.9	406.7	63.2	15.5%	915.5	813.0	102.6	12.6%
Selling, general and administrative	335.0	310.8	24.2	7.8%	591.8	616.4	(24.6)	(4.0)%
Depreciation and amortization	142.7	132.9	9.9	7.4%	281.6	266.9	14.7	5.5%
Restructuring	—	8.1	(8.1)	nm	—	26.3	(26.3)	nm
Total operating expenses	947.5	858.4	89.2	10.4%	1,788.9	1,722.4	66.5	3.9%
Operating income	192.2	182.4	9.8	5.4%	446.6	339.6	107.0	31.5%
Non-operating income and (expense)
Interest expense	(55.7)	(67.9)	12.1	(17.9)%	(111.8)	(136.5)	24.7	(18.1)%
Interest income	8.8	6.7	2.1	30.7%	17.3	12.1	5.2	42.7%
Earnings from equity method investments	5.0	4.6	0.4	8.7%	9.3	9.3	—	(0.3)%
Other income and (expense), net	6.6	(5.1)	11.7	nm	(10.8)	(20.8)	9.9	(47.9)%
Total non-operating income and (expense)	(35.4)	(61.7)	26.3	(42.6)%	(96.0)	(135.9)	39.8	(29.3)%
Provision for income taxes	(44.4)	(31.0)	(13.4)	43.1%	(85.4)	(44.1)	(41.4)	94.0%
Net income	112.4	89.7	22.7	25.3%	265.1	159.7	105.5	66.1%
Less: net income attributable to noncontrolling interests	(2.8)	(4.7)	1.9	(40.8)%	(7.4)	(9.5)	2.1	(21.7)%
Net income attributable to TransUnion	$109.6	$85.0	$24.6	28.9%	$257.7	$150.1	$107.5	71.6%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Revenue
For the three and six months ended June 30, 2025 revenue increased $99.0 million, or 9.5% and $173.5 million, or 8.4%, respectively, compared with the same periods in 2024, due to growth in both segments. The impact of foreign currency was flat and a decrease of 0.4%, respectively, compared with the same periods in 2024.
Operating Expenses
Cost of Services
For the three months ended June 30, 2025, cost of services increased $63.2 million compared with the same period in 2024. The increase was primarily due to:
•an increase of approximately $36.0 million in product and fulfillment costs primarily due to an increase in certain product cost pricing in our U.S. Markets segment and an increase in volume in both segments, partially offset by a decrease in variable postage related to breach remediation revenue in 2024 in our U.S Markets segment;
•a net increase of approximately $11.0 million in labor-related costs, primarily due to an increase in employee benefits and stock-based compensation, partially offset by the realization of benefits from our operating model transformation plan; and
•an increase of approximately $12.0 million in technology and communications costs, including costs for our accelerated technology investment.

For the six months ended June 30, 2025 cost of services increased $102.6 million compared with the same period in 2024. The increase was primarily due to:
•an increase of approximately $58.0 million in product and fulfillment costs primarily due to an increase in certain product cost pricing in our U.S. Markets segment and an increase in volume in both segments, partially offset by a decrease in variable postage related to breach remediation revenue in 2024 in our U.S Markets segment;
•a net increase of approximately $20.0 million in labor-related costs, primarily due to an increase in stock-based compensation and employee benefits; and
•an increase of approximately $19.0 million in technology and communications costs, including costs for our accelerated technology investment.
Selling, General and Administrative
For the three months ended June 30, 2025, selling, general and administrative expenses increased $24.2 million compared with the same period in 2024. The increase was primarily due to:
•a net increase of approximately $17.0 million in labor-related costs, primarily due to an increase in stock-based compensation; and
•an increase of approximately $4.0 million in technology and communications costs, including our accelerated technology investment.
For the six months ended June 30, 2025, selling, general and administrative expenses decreased $24.6 million compared with the same period in 2024. The decrease was primarily due to:
•a $56.0 million decrease in legal and regulatory expenses in the first quarter of 2025 related to the reduction of an accrued liability for a lawsuit that was dismissed, as further discussed in Part 1 - Notes to Unaudited Financial Statements, Note 16, “Contingencies”; and
•a decrease of approximately $7.0 million in other professional services and marketing and advertising costs.
partially offset by:
•a net increase of approximately $22.0 million in labor-related costs, primarily due to an increase in stock-based compensation and employee benefits; and
•an increase of approximately $9.0 million in technology and communications costs, including our accelerated technology investment; and
•an increase of approximately $3.0 million from costs related to our operating model optimization program.
Depreciation and Amortization
For the three and six months ended June 30, 2025, depreciation and amortization increased $9.9 million and $14.7 million, respectively, compared with the same periods in 2024, primarily due to the increase in capital expenditures related to our accelerated technology investment initiative over the past few years.
Restructuring
Restructuring expenses relate to our operating model optimization program. For the three and six months ended June 30, 2024 these expenses include approximately $7.9 million and $24.6 million, respectively, related to employee separation costs and $0.2 million and $1.7 million, respectively, related to facility exits.
See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 9, “Restructuring,” for additional information.
Non-Operating Income and Expense
Interest expense
For the three and six months ended June 30, 2025, interest expense decreased $12.1 million and $24.7 million, respectively, compared with the same periods in 2024. The decrease was due to a decrease in outstanding principal balance due to prepayments and debt refinancing transactions in 2024 and a decrease in the average periodic variable interest rate on the unhedged portion of our debt.
Interest income
The change in interest income for the current period compared to the prior period was primarily due to an increase in our average investment balances.

Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(2.9)	$(1.2)	$(1.7)	nm	$(8.2)	$(3.4)	$(4.8)	nm
Debt related expenses	(0.6)	(6.6)	6.0	(91.3)%	(1.1)	(10.3)	9.2	(89.3)%
Other income (expense), net	10.1	2.7	7.4	nm	(1.5)	(7.1)	5.6	(78.6)%
Total other income and (expense), net	$6.6	$(5.1)	$11.7	nm	$(10.8)	$(20.8)	$10.0	(47.9)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions.
Debt-related expenses
For the three and six months ended June 30, 2025, debt-related expenses included $0.6 million and $1.1 million, respectively, of other debt financing expenses. For the three and six months ended June 30, 2024, debt-related expenses included $6.0 million and $9.1 million, respectively, of unamortized original issue discount, deferred financing fees and other related fees expensed as a result of our debt prepayments and refinancings, and $0.6 million and $1.1 million, respectively, of other debt financing expenses.
Other income and (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain (loss) from post-acquisition adjustments from previous acquisitions	$—	$1.2	$—	$(5.7)
Fair value and impairment adjustments	7.6	(0.7)	(5.0)	(0.8)
Currency remeasurement gains (losses), net	1.5	1.3	2.1	(1.3)
Miscellaneous non-operating income and (expense)	1.0	0.9	1.4	0.7
Total other income (expense), net	$10.1	$2.7	$(1.5)	$(7.1)
Gain (loss) from post-acquisition adjustments relate to contingent consideration or to assets and liabilities that occurred after the acquisition measurement period. Fair value and impairment adjustments primarily relate to investments in affiliated companies and notes receivable, and include the gain on our acquisition of Monevo for the three and six months ended June 30, 2025, as further discussed in Part 1, Note 2, “Business Acquisition.” Currency remeasurement gains (losses), net consist of realized foreign currency gains and losses for transactions in currencies other than the functional currency of the corresponding consolidated entity that were settled during the period. Miscellaneous non-operating income and (expense) includes other miscellaneous non-operating income and expense.
Provision for Income Taxes
For the three months ended June 30, 2025, we reported an effective tax rate of 28.3%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the impact of nondeductible expenses primarily in connection with executive compensation limitations and the foreign rate differential, partially offset by the non-taxable gain related to our acquisition of Monevo.
For the six months ended June 30, 2025, we reported an effective tax rate of 24.4%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the impact of nondeductible expenses primarily in connection with executive compensation limitations, and the foreign rate differential, partially offset by the impact of the benefit to legal and regulatory expenses from the reduction of an accrued liability to zero for the dismissal of a lawsuit previously treated as nondeductible.

For the three months ended June 30, 2024, we reported an effective tax rate of 25.7%, which was lower than the 21.0% U.S. federal corporate statutory rate primarily due to foreign withholding taxes, nondeductible expenses primarily in connection with executive compensation limitations and uncertain tax positions, partially offset by benefits from the foreign rate differential and the research and development credit.
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
Segment Results of Operations—Three and Six Months Ended June 30, 2025 and 2024
Management, including our CODM, evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the three and six months ended June 30, 2025 and 2024, our segment revenue, segment Adjusted EBITDA and segment Adjusted EBITDA Margin were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2025 vs. 2024				2025 vs. 2024
	2025	2024	$	%	2025	2024	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$419.9	$358.7	$61.3	17.1%	$823.5	$710.4	$113.1	15.9%
Emerging Verticals	323.6	308.5	15.1	4.9%	638.5	606.0	32.5	5.4%
Consumer Interactive	146.9	142.1	4.8	3.3%	285.1	281.5	3.6	1.3%
U.S. Markets gross revenue	$890.4	$809.3	$81.1	10.0%	$1,747.0	$1,597.8	$149.2	9.3%

International gross revenue
Canada	$42.3	$38.8	$3.5	9.0%	$80.1	$76.5	$3.7	4.8%
Latin America	34.1	34.5	(0.4)	(1.0)%	66.9	67.4	(0.5)	(0.8)%
United Kingdom	67.2	56.6	10.6	18.7%	126.1	110.8	15.3	13.8%
Africa	18.2	15.8	2.4	15.0%	35.1	30.9	4.2	13.5%
India	66.6	63.5	3.1	4.8%	135.3	134.6	0.7	0.5%
Asia Pacific	24.5	26.2	(1.8)	(6.8)%	51.5	51.5	—	—%
International gross revenue	$252.9	$235.4	$17.4	7.4%	495.0	471.7	$23.3	4.9%

Total gross revenue	$1,143.2	$1,044.7	$98.5	9.4%	$2,242.1	$2,069.6	$172.4	8.3%
Intersegment revenue eliminations	(3.5)	(3.9)	0.4	(10.6)%	(6.6)	(7.6)	1.0	(13.5)%
Total revenue as reported	1,139.7	1,040.8	$99.0	9.5%	2,235.5	2,062.0	$173.5	8.4%

Adjusted EBITDA:
U.S. Markets	$337.2	$315.8	$21.5	6.8%	$657.4	$600.9	$56.4	9.4%
International	108.0	100.8	7.2	7.2%	217.8	207.6	10.2	4.9%

Adjusted EBITDA Margin:
U.S. Markets	37.9%	39.0%		(1.1)%	37.6%	37.6%		—%
International	42.7%	42.8%		(0.1)%	44.0%	44.0%		—%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For the three and six months ended June 30, 2025, U.S. Markets revenue increased $81.1 million, or 10.0%, and $149.2 million, or 9.3%, respectively, compared with the same periods in 2024. Revenue increased in all verticals, and includes revenue from our acquisition of Monevo in our Consumer Interactive vertical.
Financial Services: For the three and six months ended June 30, 2025, revenue increased $61.3 million, or 17.1%, and $113.1 million, or 15.9%, respectively, compared with the same periods in 2024. A majority of the growth in Financial Services comes from our Mortgage line of business, primarily due to increases in price. Our other lines of business also grew, primarily due to price increases in our Auto line of business, volume increases, higher batch revenue, and new business wins.
Emerging Verticals: For the three and six months ended June 30, 2025, revenue increased $15.1 million, or 4.9%, and $32.5 million, or 5.4%, respectively, compared with the same periods in 2024. The increase was primarily due to an increase in Insurance and most other verticals from volume increases across online and batch services, new business wins and pricing increases.
Consumer Interactive: For the three and six months ended June 30, 2025, revenue increased $4.8 million, or 3.3%, and $3.6 million, or 1.3%, respectively, compared with the same periods in 2024. The acquisition of Monevo contributed 1.5% and 0.7% of the increase in each respective period. The rest of the increase was primarily due to new business wins, partially offset by a decrease in breach remediation revenue and slowing demand for paid credit products.
Adjusted EBITDA
For the three and six months ended June 30, 2025, Adjusted EBITDA increased $21.5 million and $56.4 million, respectively, compared with the same periods in 2024, primarily due to an increase in revenue, partially offset by higher variable product and fulfillment costs and other costs. For the three and six months ended June 30, 2025, Adjusted EBITDA margins decreased 1.1% in the three-month period and were flat for the six-month period, primarily due to higher labor and technology costs and a shift in the mix of revenue.
International Segment
Revenue
For the three and six months ended June 30, 2025, International revenue increased $17.4 million, or 7.4%, and $23.3 million, or 4.9%, respectively, compared with the same periods in 2024 primarily due to higher local currency revenue in all regions except for Asia Pacific, driven by increased volumes from improving economic conditions and new product initiatives. The acquisition of Monevo contributed 2.0% and 1.0% of the increase in each respective period. The impact of foreign currencies was flat for the three-month period and a decrease of 1.8% for the six-month period, compared with the same periods in 2024.
Canada: For the three and six months ended June 30, 2025, Canada revenue increased $3.5 million, or 9.0%, and $3.7 million, or 4.8%, respectively, compared with the same periods in 2024, primarily due to higher local currency revenue from broad-based volume increases, new business wins, and increased breach services for the six month period, partially offset by a decrease of 1.4% and 3.9%, respectively, from the impact of foreign currencies.
Latin America: For the three and six months ended June 30, 2025, Latin America revenue decreased $0.4 million, or 1.0%, and $0.5 million, or 0.8%, respectively, compared with the same periods in 2024, primarily due to a decrease of 5.1% and 6.2%, respectively, from the impact of foreign currencies, partially offset by higher local currency revenue from broad-based volume increases, new business wins, and higher batch services across several of our markets.
United Kingdom: For the three and six months ended June 30, 2025, United Kingdom revenue increased $10.6 million, or 18.7%, and $15.3 million, or 13.8%, respectively, compared with the same periods in 2024, primarily due to an increase of 8.4% and 4.3%, respectively, from revenue of our acquisition of Monevo, volume increases and new business wins, and an increase of 6.2% and 2.7%, respectively, from the impact of foreign currency.
Africa: For the three and six months ended June 30, 2025, Africa revenue increased $2.4 million, or 15.0%, and $4.2 million, or 13.5%, respectively, compared with the same periods in 2024, primarily due to meaningful new business wins and contract renewals as well as volume growth in emerging countries and emerging verticals. The impact of foreign currencies resulted in an increase in revenue of 1.3% and 1.8%, respectively, compared with the same periods in 2024.
India: For the three and six months ended June 30, 2025, India revenue increased $3.1 million, or 4.8%, and $0.7 million, or 0.5%, respectively, compared with the same periods in 2024, primarily due to higher local currency revenue from higher commercial volumes and new contracts, partially offset by lower consumer online volume and a decrease of 2.7% and 3.5%, respectively, from the impact of foreign currencies.
Asia Pacific: For the three and six months ended June 30, 2025, Asia Pacific revenue decreased $1.8 million, or 6.8%, for the three-month period and was flat for the six-month period, compared with the same periods in 2024, primarily due to a prior year one-time contract, partially offset by strong growth in the Philippines across key banking clients in the six-month period. The impact of foreign currencies resulted in an increase in revenue of 0.9% in the three-month period and was flat in the six-month period, compared with the same periods in 2024.
Adjusted EBITDA
For the three and six months ended June 30, 2025, Adjusted EBITDA increased $7.2 million and $10.2 million, respectively, compared with the same periods in 2024 primarily due to increased revenue in regions as discussed above, partially offset by an increase in expenses due to the increase in revenue. For the three and six months ended June 30, 2025, Adjusted EBITDA margins decreased 0.1% and were flat, respectively, primarily due to a shift in the mix of revenues.
Non-GAAP Measures—Three and Six Months Ended June 30, 2025 and 2024
In addition to the financial measures in conformity with generally accepted accounting principles (“GAAP”) discussed above, management, including our CODM, evaluates the financial performance of our businesses based on the non-GAAP measures Consolidated Adjusted EBITDA, Consolidated Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted Provision for Income Taxes, Adjusted Effective Tax Rate and Leverage Ratio.
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
•Mergers and acquisitions, divestitures and business optimization expenses are non-recurring expenses associated with specific transactions (exploratory or executed) and consist of (i) transaction and integration costs, (ii) post-acquisition adjustments to contingent consideration or to assets and liabilities that occurred after the acquisition measurement period, (iii) fair value and impairment adjustments related to investments and call and put options, including gains or losses on a step acquisition, (iv) transition services agreement income, and (v) a loss on disposal of a business. We exclude these expenses as we believe they are not directly correlated to the underlying performance of our business operations and vary depending upon the timing of such transactions. These expenses are reported in costs of services, selling, general and administrative and other income and (expenses), net, on our Consolidated Statements of Operations.
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

Adjusted Net Income

Management has excluded the following items from net income attributable to TransUnion in order to calculate Adjusted Net Income for the periods presented:
•Amortization of certain intangible assets represents non-cash amortization expenses related to assets that arose from our 2012 change in control transaction and business combinations occurring after our 2012 change in control. We exclude these expenses as we believe they are not directly correlated to the underlying performance of our business operations and vary dependent upon the timing of the transactions that give rise to these assets. Amortization of intangible assets is included in depreciation and amortization on our Consolidated Statements of Operations.
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
•Total adjustments for income taxes relates to the cumulative adjustments discussed below for Adjusted Provision for Income Taxes. This adjustment is made for the reasons indicated in Adjusted Provision for Income Taxes below. Adjustments related to the provision for income taxes are included in the line item by this name on our Consolidated Statements of Operations.

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
For the three and six months ended June 30, 2025 and 2024, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2025 vs. 2024				2025 vs. 2024
	2025	2024	$	%	2025	2024	$	%
Reconciliation of Net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$109.6	$85.0	$24.6	28.9%	$257.7	$150.1	$107.5	71.6%
Net interest expense	47.0	61.2	(14.2)	(23.2)%	94.5	124.4	(29.9)	(24.0)%
Provision for income taxes	44.4	31.0	13.4	43.1%	85.4	44.1	41.4	94.0%
Depreciation and amortization	142.7	132.9	9.9	7.4%	281.6	266.9	14.7	5.5%
EBITDA	$343.7	$310.1	$33.7	10.9%	$719.2	$585.4	$133.7	22.8%
Adjustments to EBITDA:
Stock-based compensation	40.2	27.8	12.4	44.7%	70.5	51.9	18.6	35.9%
Mergers and acquisitions, divestitures and business optimization[1]	(4.6)	0.7	(5.3)	nm	13.2	9.8	3.4	34.5%
Accelerated technology investment[2]	23.2	18.2	5.0	27.5%	43.3	36.8	6.5	17.7%
Operating model optimization program[3]	5.4	14.6	(9.3)	(63.3)%	15.2	39.1	(23.9)	(61.1)%
Net other[4]	(0.8)	5.2	(6.0)	nm	(57.3)	11.7	(69.0)	nm
Total adjustments to EBITDA	$63.3	$66.5	$(3.2)	(4.8)%	$85.0	$149.3	$(64.3)	(43.1)%
Consolidated Adjusted EBITDA	$407.0	$376.6	$30.5	8.1%	$804.1	$734.7	$69.4	9.4%

Net income attributable to TransUnion margin	9.6%	8.2%		1.4%	11.5%	7.3%		4.2%
Consolidated Adjusted EBITDA margin[5]	35.7%	36.2%		(0.5)%	36.0%	35.6%		0.3%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Transaction and integration costs	$2.9	$1.2	$8.2	$3.4
Fair value and impairment adjustments	(7.6)	0.7	5.0	0.8
Post-acquisition adjustments	—	(1.2)	—	5.7
Total mergers and acquisitions, divestitures and business optimization	$(4.6)	$0.7	$13.2	$9.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foundational Capabilities	$4.2	$8.3	$11.7	$15.0
Migration Management	19.0	8.7	31.6	18.8
Program Enablement	—	1.2	—	2.9
Total accelerated technology investment	$23.2	$18.2	$43.3	$36.8

3.Operating model optimization consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee separation	$—	$7.9	$—	$24.6
Facility exit	—	0.2	—	1.7
Business process optimization	5.4	6.5	15.2	12.8
Total operating model optimization	$5.4	$14.6	$15.2	$39.1
4.Net other consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred loan fee expense from debt prepayments and refinancing	$—	$6.0	$(0.1)	$9.1
Other debt financing expenses	0.6	0.6	1.1	1.1
Currency remeasurement on foreign operations	(1.5)	(1.3)	(2.1)	1.3
Legal and regulatory expenses, net	—	—	(56.0)	—
Other non-operating (income) expense	0.2	(0.1)	(0.1)	0.2
Total other adjustments	$(0.8)	$5.2	$(57.3)	$11.7
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For the three and six months ended June 30, 2025, Consolidated Adjusted EBITDA increased $30.5 million and $69.4 million, respectively, compared with the same periods in 2024, primarily due to an increase in revenue and the realization of cost savings from the transformation plan, partially offset by higher product costs compared to prior year. For the three and six months ended June 30, 2025, Consolidated Adjusted EBITDA margin decreased 0.5% and increased 0.3%, respectively, compared with the same periods in 2024, primarily due to primarily due to higher labor and technology costs and a shift in the mix of revenue for the three-months period and an increase in high-margin revenue and realization of cost savings from the transformation plan for the six-month period.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2025 vs. 2024				2025 vs. 2024
	2025	2024	$	%	2025	2024	$	%
Reconciliation of Net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$109.6	$85.0	$24.6	28.9%	$257.7	$150.1	$107.5	71.6%
Adjustments before income tax items:
Amortization of certain intangible assets[1]	73.1	71.3	1.8	2.5%	143.9	143.3	0.6	0.4%
Stock-based compensation	40.2	27.8	12.4	44.7%	70.5	51.9	18.6	35.9%
Mergers and acquisitions, divestitures and business optimization[2]	(4.6)	0.7	(5.3)	nm	13.2	9.8	3.4	34.5%
Accelerated technology investment[3]	23.2	18.2	5.0	27.5%	43.3	36.8	6.5	17.7%
Operating model optimization program[4]	5.4	14.6	(9.3)	(63.3)%	15.2	39.1	(23.9)	(61.1)%
Net other[5]	(1.5)	4.8	(6.3)	nm	(58.2)	10.7	(69.0)	nm
Total adjustments before income tax items	$135.6	$137.4	$(1.7)	(1.3)%	$227.9	$291.6	$(63.7)	(21.8)%
Total adjustments for income taxes[6]	(32.1)	(29.4)	(2.8)	9.4%	(64.8)	(69.7)	4.9	(7.0)%
Adjusted Net Income	$213.1	$193.0	$20.1	10.4%	$420.7	$372.0	$48.7	13.1%

Weighted-average shares outstanding:
Basic	195.0	194.2	nm	nm	195.0	194.2	nm	nm
Diluted	197.2	195.2	nm	nm	197.2	195.3	nm	nm

Adjusted Earnings per Share:
Basic	$1.09	$0.99	$0.10	10.0%	$2.16	$1.92	$0.24	12.6%
Diluted	$1.08	$0.99	$0.09	9.3%	$2.13	$1.90	$0.23	12.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Diluted earnings per share from Net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Income attributable to TransUnion	$0.56	$0.44	$1.31	$0.77
Adjustments before income tax items:
Amortization of certain intangible assets[1]	0.37	0.37	0.73	0.73
Stock-based compensation	0.20	0.14	0.36	0.27
Mergers and acquisitions, divestitures and business optimization[2]	(0.02)	—	0.07	0.05
Accelerated technology investment[3]	0.12	0.09	0.22	0.19
Operating model optimization program[4]	0.03	0.08	0.08	0.20
Net other[5]	(0.01)	0.02	(0.30)	0.05
Total adjustments before income tax items	$0.69	$0.70	$1.16	$1.49
Total adjustments for income taxes[6]	(0.16)	(0.15)	(0.33)	(0.36)
Adjusted Diluted Earnings per Share	$1.08	$0.99	$2.13	$1.90

Each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.

1.Consists of amortization of intangible assets from our 2012 change-in-control transaction and amortization of intangible assets established in business acquisitions after our 2012 change-in-control transaction.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Transaction and integration costs	$2.9	$1.2	$8.2	$3.4
Fair value and impairment adjustments	(7.6)	0.7	5.0	0.8
Post-acquisition adjustments	—	(1.2)	—	5.7
Total mergers and acquisitions, divestitures and business optimization	$(4.6)	$0.7	$13.2	$9.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foundational Capabilities	$4.2	$8.3	$11.7	$15.0
Migration Management	19.0	8.7	31.6	18.8
Program Enablement	—	1.2	—	2.9
Total accelerated technology investment	$23.2	$18.2	$43.3	$36.8
4.Operating model optimization consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee separation	$—	$7.9	$—	$24.6
Facility exit	—	0.2	—	1.7
Business process optimization	5.4	6.5	15.2	12.8
Total operating model optimization	$5.4	$14.6	$15.2	$39.1
5.Net other consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred loan fee expense from debt prepayments and refinancing	$—	$6.0	$(0.1)	$9.1
Currency remeasurement on foreign operations	(1.5)	(1.3)	(2.1)	1.3
Legal and regulatory expenses, net	—	—	(56.0)	—
Other non-operating (income) and expense	—	0.1	—	0.3
Total other adjustments	$(1.5)	$4.8	$(58.2)	$10.7
6.Total adjustments for income taxes represents the total of adjustments discussed to calculate the Adjusted Provision for Income Taxes.
Adjusted Net Income
For the three and six months ended June 30, 2025, Adjusted Net Income increased primarily due to an increase in operating income and a decrease in net interest expense, partially offset by an increase in the Adjusted Provision for Income Taxes due to a higher adjusted tax rate as discussed below.

Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$156.8	$120.7	$350.5	$203.7
Total adjustments before income tax items from Adjusted Net Income table above	135.6	137.4	227.9	291.6
Adjusted income before income taxes	$292.4	$258.1	$578.5	$495.3

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	(44.4)	(31.0)	(85.4)	(44.1)
Adjustments for income taxes:
Tax effect of above adjustments	(33.0)	(31.7)	(65.3)	(66.7)
Eliminate impact of excess tax expense for stock-based compensation	(0.2)	(0.1)	0.3	0.9
Other[1]	1.1	2.5	0.2	(4.0)
Total adjustments for income taxes	$(32.1)	$(29.4)	$(64.8)	$(69.7)
Adjusted Provision for Income Taxes	$(76.5)	$(60.4)	$(150.3)	$(113.8)

Effective tax rate	28.3%	25.7%	24.4%	21.6%
Adjusted Effective Tax Rate	26.2%	23.4%	26.0%	23.0%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred tax adjustments	$(2.9)	$—	$(7.4)	$(5.2)
Valuation allowance adjustments	(0.7)	—	1.5	0.2
Return to provision, audit adjustments and reserves related to prior periods	3.9	3.3	4.9	2.3
Other adjustments	0.8	(0.8)	1.2	(1.3)
Total other adjustments	$1.1	$2.5	$0.2	$(4.0)
Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 26.2% and 26.0% for the three and six months ended June 30, 2025, respectively, which is higher than the 21.0% U.S. federal corporate statutory rate, primarily due to increases for state taxes, foreign rate differential, and foreign withholding taxes, partially offset by benefits from the research and development credit.
We reported an adjusted tax rate of 23.4% and 23.0% for the three and six months ended June 30, 2024, respectively, which is higher than the 21.0% U.S. federal corporate statutory rate, primarily due to increases for state taxes and foreign withholding taxes, partially offset by benefits from the foreign rate differential and the research and development credit.

Leverage Ratio

Trailing Twelve Months Ended June 30, 2025
Reconciliation of Net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$391.9
Net interest expense	206.8
Provision for income taxes	140.2
Depreciation and amortization	552.5
EBITDA	$1,291.4
Adjustments to EBITDA:
Stock-based compensation	$139.9
Mergers and acquisitions, divestitures and business optimization[1]	29.9
Accelerated technology investment[2]	90.8
Operating model optimization program[3]	71.0
Net other[4]	(47.2)
Total adjustments to EBITDA	$284.3
Consolidated Adjusted EBITDA	1,575.7
Adjusted EBITDA for Pre-Acquisition Period[5]	1.7
Leverage Ratio Adjusted EBITDA	$1,577.4

Total debt	$5,136.5
Less: Cash and cash equivalents	687.5
Net Debt	$4,449.0

Ratio of Net Debt to Net income attributable to TransUnion	11.4
Leverage Ratio	2.8
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

Trailing Twelve Months Ended June 30, 2025
Transaction and integration costs	$16.0
Fair value and impairment adjustments	12.6
Post-acquisition adjustments	1.3
Total mergers and acquisitions, divestitures and business optimization	$29.9
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

Trailing Twelve Months Ended June 30, 2025
Foundational Capabilities	$32.3
Migration Management	55.9
Program Enablement	2.5
Total accelerated technology investment	$90.8
3.Operating model optimization consisted of the following adjustments:

Trailing Twelve Months Ended June 30, 2025
Employee separation	$—
Facility exit	40.5
Business process optimization	30.5
Total operating model optimization	$71.0
4.Net other consisted of the following adjustments:

Trailing Twelve Months Ended June 30, 2025
Deferred loan fee expense from debt prepayments and refinancings	$8.6
Other debt financing expenses	2.3
Currency remeasurement on foreign operations	(1.3)
Legal and regulatory expenses, net	(56.0)
Other non-operating (income) and expense	(0.8)
Total other adjustments	$(47.2)
5.The trailing twelve months ended June 30, 2025 includes the nine months of Adjusted EBITDA related to Monevo prior to our acquisition in April 2025.

Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with GAAP. The notes to our unaudited consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. See Part II, Item 7, “Application of Critical Accounting Estimates” and Part II, Item 8, Note 1, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 13, 2025, for additional information about our critical accounting estimates.

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
Cash and cash equivalents totaled $687.5 million and $679.5 million at June 30, 2025 and December 31, 2024, respectively, of which $492.7 million and $432.2 million was held outside the United States in each respective period. As of June 30, 2025, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and could have borrowed up to the remaining $598.8 million available.
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
Each year, the Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2024 and therefore no additional payment will be required in 2025. See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 11, “Debt” for additional information about our debt.
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
In the first two quarters of 2025, we paid dividends of $0.115 per share totaling $45.1 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
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
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three and six months ended June 30, 2025, the Company repurchased approximately 388,000 and 452,000 shares of common stock, respectively, for a total of $33.5 million and $38.8 million, respectively, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share for the three and six months ended June 30, 2025 was $86.14 and $85.96, respectively. As of June 30, 2025, $461.6 million remains available for repurchases under the 2025 Repurchase Plan.

Sources and Uses of Cash

	Six Months Ended June 30,
	2025	2024	Change
Cash provided by operating activities	$343.8	$349.2	$(5.4)
Cash used in investing activities	(223.7)	(126.5)	(97.2)
Cash used in financing activities	(127.3)	(150.1)	22.8
Effect of exchange rate changes on cash and cash equivalents	15.2	(5.6)	20.8
Net change in cash and cash equivalents	$8.0	$67.0	$(59.0)
Operating Activities
The decrease in cash provided by operating activities was primarily due to higher income tax payments, the timing of accounts receivable collections and higher bonus payouts, mostly offset by improved operating performance and lower interest expense in 2025 compared with 2024.
Investing Activities
The increase in cash used in investing activities was primarily due to our acquisition of Monevo, a current year investment in a note receivable and an increase in capital expenditures.
Financing Activities
Cash used in financing activities was lower primarily due to higher debt repayments in 2024, partially offset by stock buybacks in 2025.
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
Cash paid for capital expenditures increased $14.7 million, from $130.7 million for the six months ended June 30, 2024, to $145.4 million for the six months ended June 30, 2025. Capital expenditures as a percent of revenue represented 6.5% and 6.3% for the six months ended June 30, 2025 and 2024, respectively.

Debt
Hedges
During the three months ended June 30, 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,250.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,091.4 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,544.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2025, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 11, “Debt.”
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

There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the SEC, and in this report under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $600.0 million Senior Secured Revolving Line of Credit. The variable interest rates on these borrowings are based, at our election, on Term SOFR or an alternate base rate, subject to floors, plus applicable margins. As of June 30, 2025, essentially all of our outstanding debt was variable-rate debt. Approximately 75.5% of our variable-rate debt is hedged with interest rate swaps. During the three months ended June 30, 2025, a 10% change in the average Term SOFR rates utilized in the calculation of our actual interest expense would have increased our annual interest expense by approximately $6 million.
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
See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 11, “Debt” for additional information about interest rates on our debt.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 1 to April 30	63,055	$79.54	58,821	$490.0
May 1 to May 31	59,180	84.77	54,089	$485.4
June 1 to June 30	288,061	86.53	275,488	$461.6
Total	410,296	$85.20	388,398
1. The total number of shares purchased includes: (a) 21,898 shares that were repurchased from employees for withholding taxes on restricted stock units vesting pursuant to the terms of the Company’s equity compensation plans and net settled; and (b) shares purchased pursuant to our publicly announced 2025 Repurchase Plan.
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

ITEM 5. OTHER INFORMATION

On May 2, 2025, Jennifer A. Williams, Senior Vice President, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement (“10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,793 shares of the Company’s common stock until February 20, 2026. On May 7, 2025, Steven M. Chaouki, President, U.S. Markets, adopted a 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 8,000 shares of the Company’s common stock until February 27, 2026. On June 6, 2025, Heather J. Russell, Executive Vice President, Chief Legal Officer, adopted a 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 9,585 shares of the Company’s common stock until February 27, 2026. On June 11, 2025, Mohamed F. Abdelsadek, Executive Vice President, Chief Global Solutions Officer, adopted a 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 45,733 shares of the Company’s common stock until June 5, 2026.
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fifth Amended and Restated Bylaws of TransUnion amended as of February 21, 2024 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed February 27, 2024).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.
† Identifies management contracts and compensatory plans or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

July 24, 2025	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

July 24, 2025	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)