Form 10-Q
period 2025-09-30
TransUnion
filed 2025-10-23
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of September 30, 2025, there were 194.2 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$749.9	$679.5
Trade accounts receivable, net of allowance of $25.8 and $19.9	893.6	798.9
Other current assets	335.3	323.4
Total current assets	1,978.8	1,801.8
Property, plant and equipment, net of accumulated depreciation and amortization of $562.4 and $506.3	233.1	203.5
Goodwill	5,252.5	5,144.3
Other intangibles, net of accumulated amortization of $2,629.9 and $2,294.5	3,163.1	3,257.5
Other assets	485.3	577.7
Total assets	$11,112.8	$10,984.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$361.9	$294.6
Current portion of long-term debt	84.2	70.6
Other current liabilities	538.8	694.4
Total current liabilities	984.9	1,059.6
Long-term debt	5,035.9	5,076.6
Deferred taxes	393.0	415.3
Other liabilities	120.5	114.5
Total liabilities	6,534.3	6,666.0
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2025 and December 31, 2024, 201.2 million and 201.5 million shares issued at September 30, 2025 and December 31, 2024, respectively, and 194.2 million and 194.9 million shares outstanding as of September 30, 2025 and December 31, 2024, respectively	2.0	2.0
Additional paid-in capital	2,536.3	2,558.9
Treasury stock at cost; 7.0 million and 6.6 million shares at September 30, 2025 and December 31, 2024, respectively	(368.4)	(334.6)
Retained earnings	2,643.9	2,357.9
Accumulated other comprehensive loss	(340.4)	(367.2)
Total TransUnion stockholders’ equity	4,473.4	4,217.0
Noncontrolling interests	105.1	101.8
Total stockholders’ equity	4,578.5	4,318.8
Total liabilities and stockholders’ equity	$11,112.8	$10,984.8

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,169.5	$1,085.0	$3,405.0	$3,147.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	480.3	448.7	1,395.9	1,261.7
Selling, general and administrative	330.8	305.7	922.6	922.1
Depreciation and amortization	145.6	133.6	427.2	400.5
Restructuring	5.1	40.5	5.1	66.8
Total operating expenses	961.9	928.6	2,750.8	2,651.0
Operating income	207.6	156.4	654.2	495.9
Non-operating income and (expense)
Interest expense	(62.5)	(66.6)	(174.3)	(203.2)
Interest income	8.8	7.8	26.2	19.9
Earnings from equity method investments	5.5	4.7	14.7	14.0
Other income and (expense), net	(9.3)	(5.4)	(20.1)	(26.2)
Total non-operating income and (expense)	(57.5)	(59.6)	(153.5)	(195.4)
Income before income taxes	150.1	96.8	500.7	300.5
Provision for income taxes	(50.0)	(24.9)	(135.4)	(68.9)
Net income	100.2	71.9	365.3	231.6
Less: net income attributable to noncontrolling interests	(3.6)	(3.9)	(11.0)	(13.4)
Net income attributable to TransUnion	$96.6	$68.0	$354.2	$218.2

Basic earnings per common share from:
Net income attributable to TransUnion	$0.50	$0.35	$1.82	$1.12
Diluted earnings per common share from:
Net income attributable to TransUnion	$0.49	$0.35	$1.80	$1.11
Weighted-average shares outstanding:
Basic	194.8	194.6	194.9	194.3
Diluted	197.2	197.0	197.2	196.3

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$100.2	$71.9	$365.3	$231.6
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(19.2)	51.6	87.0	20.1
Benefit for income taxes	(0.4)	1.7	(1.0)	1.7
Foreign currency translation, net	(19.6)	53.3	86.0	21.8
Cash flow hedges:
Net change on interest rate swap	(12.5)	(63.6)	(79.1)	(68.9)
Benefit for income taxes	3.1	15.9	19.9	17.2
Cash flow hedges, net	(9.4)	(47.7)	(59.3)	(51.7)
Available-for-sale securities:
Net unrealized gain (loss)	(0.1)	0.1	(0.1)	0.1
Benefit (provision) for income taxes	—	—	—	—
Available-for-sale securities, net	(0.1)	0.1	(0.1)	0.1
Total other comprehensive income (loss), net of tax	(29.0)	5.7	26.7	(29.8)
Comprehensive income	71.2	77.6	391.9	201.8
Less: comprehensive income attributable to noncontrolling interests	(3.5)	(3.3)	(10.9)	(12.2)
Comprehensive income attributable to TransUnion	$67.7	$74.3	$381.0	$189.6

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$365.3	$231.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	427.2	400.5
Loss on repayment of loans	—	2.6
Deferred taxes	(26.5)	(94.1)
Stock-based compensation	106.9	85.6
Loss on early termination of lease	—	40.5
Other	31.4	17.9
Changes in assets and liabilities:
Trade accounts receivable	(105.9)	(88.9)
Other current and long-term assets	(1.9)	31.4
Trade accounts payable	50.1	44.2
Other current and long-term liabilities	(178.5)	(92.8)
Cash provided by operating activities	668.1	578.5
Cash flows from investing activities:
Capital expenditures	(229.3)	(198.7)
Proceeds from sale/maturities of other investments	0.2	—
Investments in consolidated affiliates, net of cash acquired	(55.7)	—
Investments in nonconsolidated affiliates and notes receivable	(25.0)	(5.9)
Proceeds from the sale of investments in nonconsolidated affiliates	—	3.8
Other	2.7	5.7
Cash used in investing activities	(307.1)	(195.1)
Cash flows from financing activities:
Proceeds from term loans	—	934.9
Repayments of term loans	—	(927.9)
Repayments of debt	(60.9)	(141.0)
Debt financing fees	—	(13.5)
Dividends to shareholders	(68.3)	(61.7)
Proceeds from issuance of common stock	22.5	24.5
Employee taxes paid on restricted stock units recorded as treasury stock	(33.9)	(30.1)
Repurchase of common stock	(152.6)	—
Distributions to noncontrolling interests	(7.7)	(4.7)
Cash used in financing activities	(300.9)	(219.5)
Effect of exchange rate changes on cash and cash equivalents	10.3	3.1
Net change in cash and cash equivalents	70.4	167.0
Cash and cash equivalents, beginning of period	679.5	476.2
Cash and cash equivalents, end of period	$749.9	$643.2

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	193.8	$2.0	$2,412.9	$(302.9)	$2,157.1	$(260.9)	$97.3	$4,105.5
Net income	—	—	—	—	65.1	—	4.9	70.0
Other comprehensive loss	—	—	—	—	—	(1.9)	(0.3)	(2.2)
Stock-based compensation	—	—	22.9	—	—	—	—	22.9
Employee share purchase plan	0.2	—	14.7	—	—	—	—	14.7
Vesting of restricted stock units and performance stock units	0.4	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(10.6)	—	—	—	(10.6)
Dividends to shareholders ($0.105 per share)	—	—	—	—	(23.1)	—	—	(23.1)
Balance, March 31, 2024	194.3	$2.0	$2,450.5	$(313.5)	$2,199.1	$(262.8)	$101.9	$4,177.2
Net income	—	—	—	—	85.0	—	4.7	89.7
Other comprehensive loss	—	—	—	—	—	(33.0)	(0.3)	(33.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.8)	(3.8)
Stock-based compensation	—	—	26.4	—	—	—	—	26.4
Treasury stock purchased	—	—	—	(0.8)	—	—	—	(0.8)
Dividends to shareholders ($0.105 per share)	—	—	—	—	(18.1)	—	—	(18.1)
Balance, June 30, 2024	194.3	$2.0	$2,476.9	$(314.3)	$2,266.0	$(295.8)	$102.4	$4,237.2
Net income	—	—	—	—	68.0	—	3.9	71.9
Other comprehensive income	—	—	—	—	—	6.3	(0.6)	5.7
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation	—	—	32.7	—	—	—	—	32.7
Employee share purchase plan	0.2	—	14.4	—	—	—	—	14.4
Exercise of stock options	—	—	0.3	—	—	—	—	0.3
Vesting of restricted stock units and performance stock units	0.6	—	—	—	—	—	—	—
Treasury stock purchased	(0.2)	—	—	(18.7)	—	—	—	(18.7)
Dividends to shareholders ($0.105 per share)	—	—	—	—	(21.4)	—	—	(21.4)
Balance, September 30, 2024	194.9	$2.0	$2,524.3	$(333.0)	$2,312.6	$(289.5)	$104.8	$4,321.2

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2024	194.9	$2.0	$2,558.9	$(334.6)	$2,357.9	$(367.2)	$101.8	$4,318.8
Net income	—	—	—	—	148.1	—	4.7	152.7
Other comprehensive income	—	—	—	—	—	11.5	0.2	11.7
Stock-based compensation	—	—	29.2	—	—	—	—	29.2
Employee share purchase plan	0.1	—	12.4	—	—	—	—	12.4
Vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(5.5)	—	—	—	(5.5)
Repurchase of common stock (including excise tax)	(0.1)	—	(5.4)	—	—	—	—	(5.4)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(21.5)	—	—	(21.5)
Balance, March 31, 2025	195.1	$2.0	$2,595.1	$(340.1)	$2,484.5	$(355.7)	$106.7	$4,492.5
Net income	—	—	—	—	109.6	—	2.8	112.4
Other comprehensive income	—	—	—	—	—	44.1	(0.1)	44.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.3)	(3.3)
Stock-based compensation	—	—	39.0	—	—	—	—	39.0
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(1.9)	—	—	—	(1.9)
Repurchase of common stock (including excise tax)	(0.4)	—	(33.5)	—	—	—	—	(33.5)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(23.0)	—	—	(23.0)
Balance, June 30, 2025	194.8	$2.0	$2,600.7	$(342.0)	$2,571.1	$(311.6)	$106.0	$4,626.2
Net income	—	—	—	—	96.6	—	3.6	100.2
Other comprehensive income	—	—	—	—	—	(28.8)	(0.1)	(29.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.4)	(4.4)
Stock-based compensation	—	—	35.3	—	—	—	—	35.3
Employee share purchase plan	0.2	—	14.0	—	—	—	—	14.0
Vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(26.5)	—	—	—	(26.5)
Repurchase of common stock (including excise tax)	(1.3)	—	(113.7)	—	—	—	—	(113.7)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(23.7)	—	—	(23.7)
Balance, September 30, 2025	194.2	$2.0	$2,536.3	$(368.4)	$2,643.9	$(340.4)	$105.1	$4,578.5

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
Variable Interest Entities
At inception, we determine whether an entity in which we have made an investment or with which we have other variable interest arrangements is considered a variable interest entity (“VIE”). We are required to consolidate any VIE if we are the primary beneficiary of the VIE. We are the primary beneficiary of a VIE if we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb a portion of the losses or benefits that are significant to the VIE. If we are not the primary beneficiary of the VIE, we account for the investment or other variable interests in the VIE in accordance with other applicable GAAP. When events or circumstances change our variable interests or relationships with any of these entities, we reassess our determination of whether they are a VIE and, if so, whether we are the primary beneficiary. As of September 30, 2025 and December 31, 2024, we have a variable interest in one unconsolidated VIE with a current exposure of loss of approximately $52.1 million and $35.3 million, respectively, consisting of the current carrying value of our investment in and various accounts and notes receivable from this entity.
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

Share Repurchase Plan
On February 11, 2025, our Board of Directors (our “Board”) authorized the repurchase of up to $500.0 million of our common stock (the “2025 Repurchase Plan”). On October 22, 2025, the Board approved an increase to the share repurchase plan authorization up to $1.0 billion (including amounts repurchased as of such date under the 2025 Repurchase Plan). Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The 2025 Repurchase Plan does not have an expiration date.
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three and nine months ended September 30, 2025, the Company repurchased approximately 1,260,000 and 1,711,000 shares of common stock, respectively, for a total of $113.8 million and $152.6 million, respectively, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share for the three and nine months ended September 30, 2025 was $90.31 and $89.16, respectively. As of September 30, 2025, $348.9 million remains available for repurchases under the 2025 Repurchase Plan.
Trade Accounts Receivable
We base our allowance for doubtful accounts estimate on our historical loss experience, our current expectations of future losses, current economic conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse financial condition or for existing contractual disputes.
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$19.9	$16.4
Provision for losses on trade accounts receivable	15.1	11.6
Write-offs, net of recovered accounts	(9.2)	(9.8)
Ending balance	$25.8	$18.2

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
On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU states that in developing reasonable and supportable forecasts as part of estimating expected credit losses, an entity may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods on a prospective basis. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are currently assessing the impact that adopting this ASU would have on our consolidated financial statements.
On September 18, 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and instead requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. Additional updates include changes to accounting for website development costs and certain disclosure requirements. This ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This ASU permits an entity to apply the new guidance using either a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. We are currently assessing the impact that adopting this ASU would have on our consolidated financial statements.
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
The total consideration for this acquisition is preliminary, pending final customary purchase price adjustments. The valuation of the assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of September 30, 2025. We will complete the analysis of the total purchase consideration and allocation once we obtain the information necessary, which we expect to do within one year from the acquisition date.
We recognized cumulative transaction costs of $2.8 million related to the acquisition, including less than $0.1 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, which we have recorded within other income and (expense), net in the Consolidated Statements of Operations.
3. Other Current Assets
Other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$133.7	$126.0
Note receivable (Note 14)	98.1	89.7
Marketable securities (Note 14)	2.6	2.5
Other	100.9	105.1
Total other current assets	$335.3	$323.4
4. Goodwill
There have been no triggering events during the nine months ended September 30, 2025 that have required us to re-evaluate whether any of our reporting units were impaired.
Goodwill allocated to our reportable segments and changes in the carrying amount of goodwill during the nine months ended September 30, 2025, consisted of the following:

	U.S. Markets	International	Total
Balance, December 31, 2024	$4,257.6	$886.7	$5,144.3
Business acquisitions	52.9	14.4	67.3
Foreign exchange rate adjustment	0.7	40.2	41.0
Balance, September 30, 2025	$4,311.2	$941.4	$5,252.5
The gross and net goodwill balances at each period were as follows:

	September 30, 2025			December 31, 2024
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S Markets	$4,311.2	$—	$4,311.2	$4,257.6	$—	$4,257.6
International	1,355.4	(414.0)	941.4	1,300.7	(414.0)	886.7
Total	$5,666.5	$(414.0)	$5,252.5	$5,558.3	$(414.0)	$5,144.3

5. Intangible Assets
Intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,084.2	$(654.8)	$1,429.4	$2,055.0	$(561.7)	$1,493.3
Internal use software	1,761.1	(797.0)	964.1	1,589.1	(653.0)	936.2
Database and credit files	1,379.9	(983.6)	396.2	1,339.8	(896.6)	443.2
Trademarks, copyrights and patents	566.6	(194.2)	372.5	566.7	(183.0)	383.7
Noncompete and other agreements	1.2	(0.3)	0.9	1.3	(0.2)	1.1
Total intangible assets	$5,793.0	$(2,629.9)	$3,163.1	$5,551.9	$(2,294.5)	$3,257.5
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2024	$5,551.9	$(2,294.5)	$3,257.5
Business acquisitions	64.0	—	64.0
Developed internal use software	158.6	—	158.6
Amortization	—	(351.2)	(351.2)
Disposals and retirements	(43.5)	43.1	(0.4)
Foreign exchange rate adjustment	61.9	(27.2)	34.7
Balance, September 30, 2025	$5,793.0	$(2,629.9)	$3,163.1
6. Other Assets
Other assets consisted of the following:

	September 30, 2025	December 31, 2024
Investments in affiliated companies (Note 2 and 7)	$234.0	$279.9
Right-of-use lease assets	53.1	55.8
Interest rate swaps (Notes 11 and 14)	41.9	110.0
Convertible notes receivable (Note 14)	23.6	—
Other	132.7	132.0
Total other assets	$485.3	$577.7
The decrease in investments in affiliated companies includes the removal of a previously held investment that we now consolidate as discussed in Note 2, “Business Acquisition.”

7. Investments in Affiliated Companies
Investments in affiliated companies, which are included in other assets in the Consolidated Balance Sheets, consisted of the following:

	September 30, 2025	December 31, 2024
Cost Method Investments (Note 2)	$178.1	$228.4
Equity method investments	52.1	47.8
Limited partnership investment	3.7	3.7
Total investments in affiliated companies (Note 6)	$234.0	$279.9

Gains and losses on our Cost Method Investments, which are included in other income and (expense), net in the Consolidated Statements of Operations, for the periods presented in the table below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current period gains	$—	$—	$12.3	$6.4
Current period losses	(2.3)	—	(18.1)	—
The gain on investments in the nine months ended September 30, 2025 includes the gain realized on our previously held investment that we now consolidate as discussed in Note 2, “Business Acquisition.”
Cumulative unrealized gains and losses on our Cost Method Investments that we owned as of September 30, 2025 and December 31, 2024, as shown in our Cost Method Investment balances in the table above, were as follows:

	September 30, 2025	December 31, 2024
Cumulative unrealized gains	$50.8	$50.8
Cumulative unrealized losses	(27.6)	(30.9)
Earnings from equity method investments, which are included in other non-operating income and expense in the Consolidated Statements of Operations, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings from equity method investments (Note 15)	$5.5	$4.7	$14.7	$14.0
Dividends received from equity method investments	—	—	15.6	15.6
8. Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued payroll and employee benefits	$215.4	$269.8
Accrued legal and regulatory matters (Note 16)	58.7	123.5
Deferred revenue (Note 12)	118.5	133.8
Accrued restructuring (Note 9)	14.6	13.8
Operating lease liabilities	20.7	22.0
Income taxes payable	11.9	37.3
Other	99.0	94.2
Total other current liabilities	$538.8	$694.4
The decrease in accrued payroll and employee benefits is primarily due to bonuses paid during the first quarter of 2025 that were earned in 2024. The decrease in accrued legal and regulatory matters is primarily due to the dismissal of a lawsuit as further discussed in Note 16, “Contingencies.” Other includes a $11.1 million interest rate swap liability as discussed in Note 14, “Fair Value.”

9. Restructuring
On November 12, 2023, our Board approved a transformation plan to optimize our operating model and continue to advance our technology. The transformation plan includes an operating model optimization program that will eliminate certain roles, transition certain job responsibilities to global capability centers, and reduce our facility footprint. The Company expects to record pre-tax expenses associated with the operating model optimization program of approximately $155.0 million from the fourth quarter of 2023 through the end of 2025, consisting of approximately $110.0 million of employee separation expenses and $45.0 million of facility exit expenses. To date, we have incurred a total of $147.2 million in pre-tax expenses.

The following table summarizes the expenses recorded for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee separation	$5.1	$—	$5.1	$24.7
Facility exit	—	40.5	—	42.1
Total restructuring expenses	$5.1	$40.5	$5.1	$66.8

The following table summarizes the changes in accrued restructuring during the nine months ended September 30, 2025, which are included in other current liabilities on the Consolidated Balance Sheets.

Employee Separation Costs
Balance, December 31, 2024	$13.8
Restructuring expense	5.1
Cash payments	(4.2)
Foreign exchange rate adjustment	(0.1)
Balance, September 30, 2025 (Note 8)	$14.6

All restructuring expenses have been recorded in the Corporate unit, as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.
10. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Operating lease liabilities	$37.7	$41.5
Unrecognized tax benefits, net of indirect tax effects	42.5	40.4
Deferred revenue (Note 12)	18.4	13.7
Other	21.9	18.9
Total other liabilities	$120.5	$114.5

11. Debt
Debt outstanding consisted of the following:

	September 30, 2025	December 31, 2024
Senior Secured Term Loan B-5, due in full at maturity (November 15, 2026), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (6.01% at September 30, 2025 and 6.21% at December 31, 2024), net of original issue discount and deferred financing fees of less than $0.1 million and $0.1 million, respectively, at September 30, 2025, and of less than $0.1 million and $0.2 million, respectively, at December 31, 2024	$104.4	$104.3
Senior Secured Term Loan A-4, payable in quarterly installments through June 24, 2029, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.41% at September 30, 2025 and 5.86% at December 31, 2024), net of original issue discount and deferred financing fees of $0.3 million and $2.8 million, respectively, at September 30, 2025, and of $0.4 million and $3.3 million, respectively, at December 31, 2024	1,248.1	1,271.9
Senior Secured Term Loan B-8, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.91% at September 30, 2025 and 6.11% at December 31, 2024), net of original issue discount and deferred financing fees of $3.8 million and $5.5 million, respectively, at September 30, 2025, and of $4.2 million and $6.1 million, respectively, at December 31, 2024	1,892.7	1,906.2
Senior Secured Term Loan B-9, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.91% at September 30, 2025 and 6.11% at December 31, 2024), net of original issue discount and deferred financing fees of $7.1 million and $11.5 million, respectively, at September 30, 2025, and of $7.9 million and $12.9 million, respectively, at December 31, 2024	1,852.8	1,864.8
Senior Secured Revolving Credit Facility	—	—
Other debt	22.1	—
Total debt	5,120.1	5,147.2
Less short-term debt and current portion of long-term debt	(84.2)	(70.6)
Total long-term debt	$5,035.9	$5,076.6
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
We did not make any debt prepayments during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we prepaid $25.0 million and $105.0 million, respectively, of our Senior Secured Term Loan B-5, funded from cash on hand, and expensed $0.1 million and $0.3 million, respectively, of the unamortized original issue discount and deferred financing fees to other income and (expense), net in the Consolidated Statements of Operations.
As of September 30, 2025, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $598.8 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2025, we were in compliance with all debt covenants.
Interest Rate Hedging
During the nine months ended September 30, 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,244.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,087.1 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,540.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
We expect to realize gains of approximately $47.7 million as a reduction of interest expense from our interest rate hedges over the next twelve months.
Fair Value of Debt
The fair value of our variable-rate term loans, excluding original issue discounts and deferred fees, is $5,128.1 million and $5,165.6 million as of September 30, 2025 and December 31, 2024, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
12. Revenue
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of September 30, 2025 and December 31, 2024.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of September 30, 2025, the aggregate amount of transaction price attributable to future performance obligations for long-term non-cancelable contracts, excluding the variable component, is approximately $800 million. We expect to recognize approximately 50% of this amount in the twelve months ending September 30, 2026, 30% in the twelve months ending September 30, 2027 and 20% thereafter.
For additional disclosures about the disaggregation of our revenue see Note 15, “Reportable Segments.”
13. Income Taxes
For the three months ended September 30, 2025, we reported an effective tax rate of 33.3%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the foreign rate differential, the impact of nondeductible expenses mainly in connection with executive compensation limitations and the cumulative impact of the One Big Beautiful Bill Act (the “OBBBA”) partially offset by excess tax benefits from stock-based compensation.
For the nine months ended September 30, 2025, we reported an effective tax rate of 27.0%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the impact of nondeductible expenses mainly in connection with executive compensation limitations, the foreign rate differential and the cumulative impact of the OBBBA, partially offset by the impact of the benefit to legal and regulatory expenses from the reduction of an accrued liability to zero for the dismissal of a lawsuit previously treated as nondeductible.
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
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $46.9 million as of September 30, 2025, and $44.4 million as of December 31, 2024. The amounts that would affect the effective tax rate if recognized were $36.3 million as of September 30, 2025 and $34.4 million as of December 31, 2024. We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $21.2 million as of September 30, 2025 and $17.7 million as of December 31, 2024. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2007 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes potentially significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented periodically through 2027. The impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025, resulting in an increase to the full year provision for income taxes due to impacts on foreign inclusions and a decrease in income taxes paid in the quarter ended September 30, 2025, or expected to be paid in the quarter ended December 31, 2025.
14. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2025:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Notes 6 and 11)	$41.9	$—	$41.9	$—
Notes receivable (Note 3 and 6)	121.7	—	98.1	23.6
Marketable securities (Note 3)	2.6	—	2.6	—
Total	$166.2	$—	$142.6	$23.6

Liabilities
Interest rate swaps (Note 8 and 11)	$11.1	$—	$11.1	$—
Total	$11.1	$—	$11.1	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2024:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Notes 6 and 11)	$110.0	$—	$110.0	$—
Note receivable (Note 3 and 6)	89.7	—	89.7	—
Marketable securities (Note 3)	2.5	—	2.5	—
Total	$202.2	$—	$202.2	$—
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
We determine the fair value of the note receivable each reporting period using an income approach for fixed income securities where contractual cash flows are discounted to present value at a risk-adjusted rate of return in a lattice model framework using changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk, and issuer-specific credit risk, with changes in fair value recognized in earnings each period. In December 2022, we sold the non-core businesses of our Verisk Financial acquisition, with a portion of the consideration received in the form of a $72.0 million note receivable. The note receivable accrues interest semiannually at a per annum rate of 10.6% and is payable at maturity. The note was initially recorded at fair value of $70.3 million. The note had an original maturity date of June 30, 2025, subject to an option of the note issuer to extend the maturity date for two successive terms of three months each, at an increased rate of interest at each extension. As of September 30, 2025, the note issuer has exercised both of the three-month maturity extension options, resulting in a current maturity date of December 30, 2025. The note is classified as current as of September 30, 2025 because repayment is required by December 30, 2025 when considering the two optional extensions. Subsequent to September 30, 2025, we received payment of the outstanding principal and accrued interest in full from the borrower.
We determine the fair value of the marketable securities, which are available-for-sale foreign exchange-traded corporate bonds, at their current quoted prices and they mature between 2027 and 2033. Unrealized gains and losses on the foreign exchange-traded corporate bonds, which are not material, are included in other comprehensive income.
Level 3 instruments consist of convertible notes receivable we obtained in the first and third quarters of 2025 of $20.0 million and $4.3 million, respectively, from the variable interest entity we discuss in Note 1, “Significant Accounting Policies,” under the sub-heading “Variable Interest Entities.”
The convertible notes receivable are measured at fair value each period using an option pricing model with inputs based on the contractual terms of the convertible notes. The significant unobservable inputs into the model include our estimates of the timing and probabilities of repayment or various conversion scenarios that result in a payoff in the form of preferred equity of the note issuer, and the value of the underlying preferred equity, which in part is based on forecasted revenue of the note issuer. We have elected to initially and subsequently measure this hybrid financial instrument at fair value, with changes in fair value recognized in interest income for the interest accretion component, and other income and (expense), net in the Consolidated Statements of Operations for other changes to fair value. The convertible notes have a face amount of $24.3 million, with simple interest at 13% per annum, and mature on January 13, 2028. The notes may be converted into various equity shares based on certain events, or may be repaid in cash.

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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross Revenue:
U.S. Markets:
Financial Services	$438.0	$367.2	$1,261.5	$1,077.6
Emerging Verticals	330.1	307.2	968.6	913.1
Consumer Interactive	144.8	173.7	429.8	455.1
Total U.S. Markets	$912.8	$848.1	$2,659.9	$2,445.9

International:
Canada	$43.4	$39.4	$123.5	$115.9
Latin America	33.7	33.5	100.6	100.9
United Kingdom	71.4	57.8	197.4	168.6
Africa	19.4	17.1	54.5	48.0
India	68.5	68.2	203.9	202.8
Asia Pacific	23.7	25.6	75.2	77.1
Total International	$260.1	$241.6	$755.1	$713.3

Total revenue, gross	$1,172.9	$1,089.6	$3,415.0	$3,159.2

Intersegment revenue eliminations:
U.S. Markets	$(1.7)	$(2.8)	$(5.3)	$(7.4)
International	(1.7)	(1.9)	(4.7)	(4.8)
Total intersegment eliminations	$(3.4)	$(4.7)	$(10.0)	$(12.3)
Total revenue as reported	$1,169.5	$1,085.0	$3,405.0	$3,147.0

Significant segment expenses consisted of the following:

	Three Months Ended September 30,
	2025		2024
	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$912.8	$260.1	$848.1	$241.6
Less:[1]
Product and fulfillment[2]	$210.6	$15.7	$200.4	$11.0
Labor-related[3]	212.9	92.2	203.1	84.8
Technology and communication[4]	69.8	12.9	57.0	11.3
Other segment items[5]	68.9	26.8	67.6	24.0
Segment Adjusted EBITDA	$350.7	$112.4	$319.9	$110.5

	Nine Months Ended September 30,
	2025		2024
	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$2,659.9	$755.1	$2,445.9	$713.3
Less:[1]
Product and fulfillment[2]	$588.0	$41.8	$524.0	$34.9
Labor-related[3]	640.8	267.0	617.7	253.2
Technology and communication[4]	204.4	36.3	173.0	33.4
Other segment items[5]	218.5	79.9	210.3	73.6
Segment Adjusted EBITDA	$1,008.1	$330.2	$920.9	$318.1
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

A reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. Markets Adjusted EBITDA	$350.7	$319.9	$1,008.1	$920.9
International Adjusted EBITDA	112.4	110.5	330.2	318.1
Total	$463.1	$430.4	$1,338.3	$1,239.0
Adjustments to reconcile to income before income taxes:
Corporate expenses[1]	$(38.0)	$(36.7)	$(109.0)	$(110.6)
Net interest expense	(53.7)	(58.9)	(148.2)	(183.3)
Depreciation and amortization	(145.6)	(133.6)	(427.2)	(400.5)
Stock-based compensation	(36.4)	(33.8)	(106.9)	(85.7)
Mergers and acquisitions, divestitures and business optimization[2]	(6.9)	(7.3)	(20.2)	(17.1)
Accelerated technology investment[3]	(22.1)	(21.8)	(65.4)	(58.6)
Operating model optimization program[4]	(11.5)	(47.3)	(26.7)	(86.4)
Net other[5]	(2.3)	2.0	55.0	(9.7)
Net income attributable to non-controlling interests	3.6	3.9	11.0	13.4
Total adjustments	$(313.0)	$(333.6)	$(837.6)	$(938.4)
Income before income taxes	$150.1	$96.8	$500.7	$300.5
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

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. Markets	$0.5	$—	$1.7	$0.1
International	4.9	4.7	13.0	13.9
Total (Note 7)	$5.5	$4.7	$14.7	$14.0

Total assets by segment consisted of the following:

	September 30, 2025	December 31, 2024
U.S. Markets	$8,167.9	$8,089.1
International	2,469.7	2,384.5
Total segment assets	10,637.7	10,473.6
Corporate	475.1	511.2
Total	$11,112.8	$10,984.8

Cash paid for capital expenditures by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. Markets	$42.6	$44.7	$141.9	$131.8
International	41.1	23.3	87.2	66.5
Total cash paid for capital expenditures by the segments	83.7	68.0	229.1	198.3
Corporate	0.2	—	0.2	0.4
Total	$83.9	$68.0	$229.3	$198.7

Depreciation and amortization expense by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. Markets	$106.7	$99.3	$313.1	$299.4
International	38.0	33.4	111.2	98.1
Total segment depreciation and amortization expense	144.7	132.6	424.3	397.5
Corporate	0.9	1.0	2.9	3.0
Total	$145.6	$133.6	$427.2	$400.5
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
As of September 30, 2025 and December 31, 2024, we have accrued $58.7 million and $123.5 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
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

17. Accumulated Other Comprehensive Loss
The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, as of September 30, 2025 and 2024:

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(450.2)	$82.8	$0.2	$(367.2)
Other comprehensive income (loss) before reclassifications	39.5	(10.7)	—	28.8
Amounts reclassified from other comprehensive (income) loss	—	(17.1)	—	(17.1)
Other comprehensive income (loss) for the three months ended March 31, 2025	39.5	(27.8)	—	11.7
Other comprehensive income (loss) attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Balance, March 31, 2025	$(410.9)	$55.0	$0.2	$(355.7)
Other comprehensive income (loss) before reclassifications	66.1	(5.0)	—	61.1
Amounts reclassified from other comprehensive (income) loss	—	(17.1)	—	(17.1)
Other comprehensive income (loss) for the three months ended June 30, 2025	66.1	(22.1)	—	44.0
Other comprehensive income (loss) attributable to noncontrolling interests	0.1	—	—	0.1
Balance, June 30, 2025	$(344.7)	$32.9	$0.2	$(311.6)
Other comprehensive income (loss) before reclassifications	(19.6)	3.0	(0.1)	(16.6)
Amounts reclassified from other comprehensive (income) loss	—	(12.3)	—	(12.3)
Other comprehensive income (loss) for the three months ended September 30, 2025	(19.6)	(9.4)	(0.1)	(29.0)
Other comprehensive income (loss) attributable to noncontrolling interests	0.1	—	—	0.1
Balance, September 30, 2025	$(364.2)	$23.5	$0.1	$(340.4)

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(383.4)	$122.0	$0.2	$(260.9)
Other comprehensive income (loss) before reclassifications	(10.6)	31.6	—	21.1
Amounts reclassified from other comprehensive (income) loss	—	(23.3)	—	(23.3)
Other comprehensive income (loss) for the three months ended March 31, 2024	(10.6)	8.3	—	(2.2)
Other comprehensive income (loss) attributable to noncontrolling interests	0.3	—	—	0.3
Balance, March 31, 2024	$(393.6)	$130.3	$0.2	$(262.8)
Other comprehensive income (loss) before reclassifications	(21.0)	10.8	—	(10.2)
Amounts reclassified from other comprehensive (income) loss	—	(23.1)	—	(23.1)
Other comprehensive income (loss) for the three months ended June 30, 2024	(21.0)	(12.3)	—	(33.3)
Other comprehensive income (loss) attributable to noncontrolling interests	0.3	—	—	0.3
Balance, June 30, 2024	$(414.2)	$118.0	$0.2	$(295.8)
Other comprehensive income (loss) before reclassifications	53.3	(24.5)	0.1	28.9
Amounts reclassified from other comprehensive (income) loss	—	(23.2)	—	(23.2)
Other comprehensive income (loss) for the three months ended September 30, 2024	53.3	(47.7)	0.1	5.7
Other comprehensive income (loss) attributable to noncontrolling interests	0.6	—	—	0.6
Balance, September 30, 2024	$(360.3)	$70.3	$0.3	$(289.5)

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
Starting at the end of the third quarter and into the fourth quarter of 2024, the U.S. Federal Reserve (the “Fed”) initiated three consecutive federal fund rate cuts totaling 100 basis points due to the slowdown in demand and job growth, along with lower inflation. During the first nine months of 2025, the U.S. economy and labor market remained resilient, with Gross Domestic Product (“GDP”) and consumer spending growth rising, continued low unemployment, growing real wages and the easing of inflation, which drove the Fed to pause further rate cuts in the first half of 2025. In September 2025, the Fed made its first interest rate cut of the year, reducing the federal funds rate by 25 basis points, and has signaled that additional rate cuts are possible. Further rate cuts could spur renewed consumer confidence to borrow as well as increased demand for rate-sensitive lending products, in particular mortgage loans, which have had remained at elevated rates during the fourth quarter of 2024 and the first nine months of 2025.
Macro-economic conditions in the U.K. and Canada continue to show signs of improvement, driven by falling inflation and moderate growth in other economic indicators. India’s GDP growth is expected to slow moderately in the next two quarters, but still remain robust over the full year of 2025. Foreign central banks have also begun to lower rates, which we expect will increase demand for rate-sensitive lending products.
In April 2025, the U.S. announced a minimum 10% import duty on all trading partners and higher rates on several large trading partners, the implementation of which was paused for 90 days on rates above 10% for all countries, except China, with exemptions for certain industries and products. These announcements led to increased market volatility and uncertainty. If policies that significantly increase tariff rates are maintained, there is potential for the U.S. and global economic growth to slow, with increased probability for recession and for inflation levels to increase across many of the markets where we operate. The final timing and amount of tariff rates remains uncertain and therefore the impact is difficult to forecast, though it is likely that the final outcome of trade negotiations with many U.S. trading partners will result in tariff rates higher than levels from 2024. Despite the early implementation of higher tariffs having a lower-than-expected impact on U.S. inflation rates so far in 2025, market uncertainty is putting pressure on the global macroeconomic environment. The uncertainty of tariff policy, price increases and stock market volatility has dampened, and may continue to suppress consumer sentiment.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes potentially significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented periodically through 2027. The impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025, resulting in an increase to the full year provision for income taxes due to impacts on foreign inclusions and a decrease in income taxes paid in the quarter ended September 30, 2025, or expected to be paid in the quarter ended December 31, 2025.

The factors described above impact the comparability of our results of operations, including our revenue and expense, between the periods presented below. Ongoing uncertainty and the unpredictable nature of the macroeconomic environment could have a material adverse impact on various aspects of our business in the future, including our stock price, results of operations, financial condition and the carrying value of our long-lived assets, such as goodwill and intangible assets.
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
We have incurred cumulative expenses of $199.1 million through September 30, 2025, comprised of restructuring expenses related to employee separation costs and facility exit charges as well as other business optimization expenses. We have accrued liabilities for the payment of employee separation costs of $14.6 million as of September 30, 2025. We have incurred cumulative costs for the final phase of our accelerated technology investment of $149.6 million through September 30, 2025. The remaining costs associated with the operating model optimization program and the final phase of our accelerated technology investment will be incurred in 2025. See Part I, Item 1, “Financial Information – Notes to Unaudited Consolidated Financial Statements,” Note 9, “Restructuring” for additional information about our restructuring expenses and “Results of Operations – Non-GAAP Measures” for additional details of the composition of these expenses.

Monevo Acquisition
On April 1, 2025, we gained control of Monevo Limited (“Monevo”) by acquiring the remaining 70% of the equity of Monevo, of which we previously owned 30%. We accounted for the transaction as a step acquisition in accordance with ASC 805. Accordingly, we remeasured our initial 30% investment, including the call option, at a fair value of $60.8 million, resulting in a non-taxable gain of $12.3 million recorded within other income and (expense), net in the Consolidated Statements of Operations. The results of operations of Monevo subsequent to the acquisition date, which are not material, are reflected in both the U.S. Markets and International segments for the three and nine months ended September 30, 2025, which affects the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about this transaction.
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
Share Repurchase Plan
On February 11, 2025, our Board authorized the 2025 Repurchase Plan. On October 22, 2025, the Board approved an increase to the share repurchase plan authorization up to $1.0 billion (including amounts repurchased as of such date under the 2025 Repurchase Plan). Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The 2025 Repurchase Plan does not have an expiration date.
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three and nine months ended September 30, 2025, the Company repurchased approximately 1,260,000 and 1,711,000 shares of common stock, respectively, for a total of $113.8 million and $152.6 million, respectively, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share for the three and nine months ended September 30, 2025 was $90.31 and $89.16, respectively. As of September 30, 2025, $348.9 million remains available for repurchases under the 2025 Repurchase Plan.
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
We did not make any debt prepayments during the three and nine months ended September 30, 2025. In the second, third, and fourth quarters of 2024, we prepaid $80.0 million, $25.0 million, and $45.0 million, respectively, for a total of $150.0 million, of our Senior Secured Term Loan B-5, funded from cash on hand. These transactions affect the comparability of interest expense between years, as further discussed in “Results of Operations – Non-Operating Income and (Expense) – Interest Expense” below.

During the nine months ended September 30, 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,244.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,087.1 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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

Results of Operations —Three and Nine Months Ended September 30, 2025 and 2024
(Tabular amounts in millions, except per share amounts)
For the three and nine months ended September 30, 2025 and 2024, our results of operations were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2025 vs. 2024				2025 vs. 2024
	2025	2024	$	%	2025	2024	$	%
Revenue	$1,169.5	$1,085.0	$84.5	7.8%	$3,405.0	$3,147.0	$258.0	8.2%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	480.3	448.7	31.6	7.1%	1,395.9	1,261.7	134.2	10.6%
Selling, general and administrative	330.8	305.7	25.1	8.2%	922.6	922.1	0.5	0.1%
Depreciation and amortization	145.6	133.6	12.0	9.0%	427.2	400.5	26.7	6.7%
Restructuring	5.1	40.5	(35.5)	(87.5)%	5.1	66.8	(61.7)	(92.4)%
Total operating expenses	961.9	928.6	33.3	3.6%	2,750.8	2,651.0	99.7	3.8%
Operating income	207.6	156.4	51.3	32.8%	654.2	495.9	158.3	31.9%
Non-operating income and (expense)
Interest expense	(62.5)	(66.6)	4.1	(6.2)%	(174.3)	(203.2)	28.8	(14.2)%
Interest income	8.8	7.8	1.1	13.9%	26.2	19.9	6.3	31.5%
Earnings from equity method investments	5.5	4.7	0.8	16.0%	14.7	14.0	0.7	5.2%
Other income and (expense), net	(9.3)	(5.4)	(3.9)	71.7%	(20.1)	(26.2)	6.1	(23.2)%
Total non-operating income and (expense)	(57.5)	(59.6)	2.1	(3.5)%	(153.5)	(195.4)	41.9	(21.4)%
Income before income taxes	150.1	96.8	53.3	55.1%	500.7	300.5	200.2	66.6%
Provision for income taxes	(50.0)	(24.9)	(25.1)	nm	(135.4)	(68.9)	(66.5)	96.5%
Net income	100.2	71.9	28.2	39.2%	365.3	231.6	133.7	57.7%
Less: net income attributable to noncontrolling interests	(3.6)	(3.9)	0.3	(8.0)%	(11.0)	(13.4)	2.4	(17.7)%
Net income attributable to TransUnion	$96.6	$68.0	$28.5	41.9%	$354.2	$218.2	$136.1	62.4%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Revenue
For the three and nine months ended September 30, 2025 revenue increased $84.5 million, or 7.8% and $258.0 million, or 8.2%, respectively, compared with the same periods in 2024, due to growth in both segments. The impact of foreign currency was flat and a decrease of 0.3%, respectively, compared with the same periods in 2024.
Operating Expenses
Cost of Services
For the three months ended September 30, 2025, cost of services increased $31.6 million compared with the same period in 2024. The increase was primarily due to:
•an increase of approximately $17.0 million in technology and communications costs, including costs for our accelerated technology investment; and
•an increase of approximately $15.0 million in product and fulfillment costs primarily due to an increase in certain product cost pricing in our U.S. Markets segment and an increase in volume in both segments, partially offset by a decrease in variable postage related to breach remediation revenue in 2024 in our U.S Markets segment.

For the nine months ended September 30, 2025 cost of services increased $134.2 million compared with the same period in 2024. The increase was primarily due to:
•an increase of approximately $74.0 million in product and fulfillment costs primarily due to an increase in certain product cost pricing in our U.S. Markets segment and an increase in volume in both segments, partially offset by a decrease in variable postage related to breach remediation revenue in 2024 in our U.S Markets segment;
•an increase of approximately $36.0 million in technology and communications costs, including costs for our accelerated technology investment; and
•a net increase of approximately $16.0 million in labor-related costs, primarily due to an increase in employee benefits and stock-based compensation.
Selling, General and Administrative
For the three months ended September 30, 2025, selling, general and administrative expenses increased $25.1 million compared with the same period in 2024. The increase was primarily due to:
•a net increase of approximately $25.0 million in labor-related costs, including salary and incentive compensation.
For the nine months ended September 30, 2025, selling, general and administrative expenses increased $0.5 million compared with the same period in 2024. The increase was primarily due to:
•a net increase of approximately $47.0 million in labor-related costs including salaries and benefits and stock-based compensation;
•an increase of approximately $8.0 million of certain administrative expenses including marketing and advertising; and
•an increase of approximately $8.0 million in technology and communications costs, including our accelerated technology investment, partially offset by:
•a decrease of approximately $62.0 million in legal and regulatory expenses, including the $56.0 million reduction of an accrued liability for a lawsuit that was dismissed in the first quarter of 2025, as further discussed in Part 1 - Notes to Unaudited Financial Statements, Note 16, “Contingencies.”
Depreciation and Amortization
For the three and nine months ended September 30, 2025, depreciation and amortization increased $12.0 million and $26.7 million, respectively, compared with the same periods in 2024, primarily due to the increase in capital expenditures related to our accelerated technology investment initiative over the past few years and incremental intangible asset amortization from our recent acquisition.
Restructuring
Restructuring expenses relate to our operating model optimization program. For both the three and nine months ended September 30, 2025, these expenses included $5.1 million of employee separation expenses. There were no employee separation expenses for the three months ended September 30, 2024 and $24.7 million for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2024, restructuring expenses included $40.5 million and $42.1 million, respectively, related to facility exits, including a loss on early termination of a facility lease.
See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 9, “Restructuring,” for additional information.
Non-Operating Income and Expense
Interest expense
For the three and nine months ended September 30, 2025, interest expense decreased $4.1 million and $28.8 million, respectively, compared with the same periods in 2024. The decrease was due to a decrease in outstanding principal balance due to prepayments and debt refinancing transactions in 2024 and a decrease in the average periodic variable interest rate on the unhedged portion of our debt.
Interest income
The change in interest income for the current period compared to the prior period was primarily due to an increase in our average investment balances.

Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(2.7)	$(3.6)	$0.9	(24.8)%	$(10.9)	$(7.0)	$(3.9)	56.0%
Debt related expenses	(0.5)	(0.6)	0.1	(19.9)%	(1.6)	(10.9)	9.3	(85.5)%
Other income (expense), net	(6.1)	(1.2)	(4.9)	nm	(7.6)	(8.3)	0.7	(8.4)%
Total other income and (expense), net	$(9.3)	$(5.4)	$(3.9)	(71.7)%	$(20.1)	$(26.2)	$6.1	(23.3)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions.
Debt-related expenses
For the three and nine months ended September 30, 2025, debt-related expenses included $0.5 million and $1.6 million, respectively, of other debt financing expenses. For the three and nine months ended September 30, 2024, debt-related expenses included $0.1 million and $9.2 million, respectively, of unamortized original issue discount, deferred financing fees and other related fees expensed as a result of our debt prepayments and refinancings, and $0.5 million and $1.6 million, respectively, of other debt financing expenses.
Other income and (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain (loss) from post-acquisition adjustments from previous acquisitions	$—	$(3.7)	$—	$(9.4)
Fair value and impairment adjustments	(4.2)	—	(9.3)	(0.8)
Currency remeasurement gains (losses), net	(1.6)	1.7	0.6	0.4
Miscellaneous non-operating income and (expense)	(0.3)	0.8	1.1	1.5
Total other income (expense), net	$(6.1)	$(1.2)	$(7.6)	$(8.3)
Gain (loss) from post-acquisition adjustments relate to contingent consideration or to assets and liabilities that occurred after the acquisition measurement period. Fair value and impairment adjustments primarily relate to investments in affiliated companies and notes receivable, and include the gain on our acquisition of Monevo for the nine months ended September 30, 2025, as further discussed in Part 1, Note 2, “Business Acquisition.” Currency remeasurement gains (losses), net consist of realized foreign currency gains and losses for transactions in currencies other than the functional currency of the corresponding consolidated entity that were settled during the period. Miscellaneous non-operating income and (expense) includes other miscellaneous non-operating income and expense.
Provision for Income Taxes
For the three months ended September 30, 2025, we reported an effective tax rate of 33.3%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the foreign rate differential, the impact of nondeductible expenses mainly in connection with executive compensation limitations and the cumulative impact of the OBBBA partially offset by excess tax benefits from stock-based compensation.
For the nine months ended September 30, 2025, we reported an effective tax rate of 27.0%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the impact of nondeductible expenses mainly in connection with executive compensation limitations, the foreign rate differential and the cumulative impact of the OBBBA, partially offset by the impact of the benefit to legal and regulatory expenses from the reduction of an accrued liability to zero for the dismissal of a lawsuit previously treated as nondeductible.

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
Segment Results of Operations—Three and Nine Months Ended September 30, 2025 and 2024
Management, including our CODM, evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the three and nine months ended September 30, 2025 and 2024, our segment revenue, segment Adjusted EBITDA and segment Adjusted EBITDA Margin were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2025 vs. 2024				2025 vs. 2024
	2025	2024	$	%	2025	2024	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$438.0	$367.2	$70.7	19.3%	$1,261.5	$1,077.6	$183.8	17.1%
Emerging Verticals	330.1	307.2	22.9	7.5%	968.6	913.1	55.4	6.1%
Consumer Interactive	144.8	173.7	(28.9)	(16.6)%	429.8	455.1	(25.3)	(5.6)%
U.S. Markets gross revenue	$912.8	$848.1	$64.8	7.6%	$2,659.9	$2,445.9	$213.9	8.7%

International gross revenue
Canada	$43.4	$39.4	$4.0	10.0%	$123.5	$115.9	$7.6	6.6%
Latin America	33.7	33.5	0.2	0.7%	100.6	100.9	(0.3)	(0.3)%
United Kingdom	71.4	57.8	13.6	23.5%	197.4	168.6	28.9	17.1%
Africa	19.4	17.1	2.3	13.7%	54.5	48.0	6.5	13.6%
India	68.5	68.2	0.3	0.5%	203.9	202.8	1.0	0.5%
Asia Pacific	23.7	25.6	(2.0)	(7.6)%	75.2	77.1	(2.0)	(2.5)%
International gross revenue	$260.1	$241.6	$18.5	7.7%	$755.1	$713.3	$41.8	5.9%

Total gross revenue	$1,172.9	$1,089.6	$83.3	7.6%	$3,415.0	$3,159.2	$255.7	8.1%
Intersegment revenue eliminations	(3.4)	(4.7)	1.3	(27.4)%	(10.0)	(12.3)	2.3	(18.5)%
Total revenue as reported	$1,169.5	$1,085.0	$84.5	7.8%	$3,405.0	$3,147.0	$258.0	8.2%

Adjusted EBITDA:
U.S. Markets	$350.7	$319.9	$30.8	9.6%	$1,008.1	$920.9	$87.2	9.5%
International	112.4	110.5	1.9	1.7%	330.2	318.1	12.0	3.8%

Adjusted EBITDA Margin:
U.S. Markets	38.4%	37.7%		0.7%	37.9%	37.6%		0.3%
International	43.2%	45.7%		(2.5)%	43.7%	44.6%		(0.9)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For the three and nine months ended September 30, 2025, U.S. Markets revenue increased $64.8 million, or 7.6%, and $213.9 million, or 8.7%, respectively, compared with the same periods in 2024. Revenue increased in our Financials Services and Emerging Verticals and decreased in our Consumer Interactive vertical.
Financial Services: For the three and nine months ended September 30, 2025, revenue increased $70.7 million, or 19.3%, and $183.8 million, or 17.1%, respectively, compared with the same periods in 2024. A majority of the growth in Financial Services comes from our Mortgage line of business, primarily due to increases in price. Our other lines of business also grew, primarily due to price increases in our Auto line of business, volume increases, higher batch revenue, and new business wins.
Emerging Verticals: For the three and nine months ended September 30, 2025, revenue increased $22.9 million, or 7.5%, and $55.4 million, or 6.1%, respectively, compared with the same periods in 2024. The increase was primarily due to an increase in Insurance and most other verticals from volume increases across online and batch services, new business wins and pricing increases.
Consumer Interactive: For the three and nine months ended September 30, 2025, revenue decreased $28.9 million, or 16.6%, and $25.3 million, or 5.6%, respectively, compared with the same periods in 2024, due to large breach revenue in the third quarter of 2024 in both periods, partially offset by volume growth and revenue from our acquisition of Monevo.
Adjusted EBITDA
For the three and nine months ended September 30, 2025, Adjusted EBITDA increased $30.8 million and $87.2 million, respectively, compared with the same periods in 2024, primarily due to the increase in revenue, partially offset by higher variable product and fulfillment costs and other operating costs. For the three and nine months ended September 30, 2025, Adjusted EBITDA margins increased 0.7% and 0.3%, respectively, due to a shift in the mix of revenue offset by higher labor and technology costs.
International Segment
Revenue
For the three and nine months ended September 30, 2025, International revenue increased $18.5 million, or 7.7%, and $41.8 million, or 5.9%, respectively, compared with the same periods in 2024 primarily due to higher local currency revenue in all regions except for Asia Pacific, driven by increased volumes from improving economic conditions and new product initiatives. The acquisition of Monevo contributed 2.1% and 1.4% of the increase in each respective period. The impact of foreign currencies was flat for the three-month period and a decrease of 1.2% for the nine-month period.
Canada: For the three and nine months ended September 30, 2025, Canada revenue increased $4.0 million, or 10.0%, and $7.6 million, or 6.6%, respectively, compared with the same periods in 2024, primarily due to higher local currency revenue from broad-based volume increases, new business wins and product launches, and increased breach services for the nine month period, partially offset by a decrease of 1.0% and 2.9%, respectively, from the impact of foreign currencies.
Latin America: For the three and nine months ended September 30, 2025, Latin America revenue was relatively flat compared with the same periods in 2024. Local currency revenue increased, compared with the same periods in 2024, primarily due to volume increases, new business wins and higher batch services across several of our markets. The impact of foreign currency increased 0.6% in the three-month period and decreased 3.9% in the nine-month period.
United Kingdom: For the three and nine months ended September 30, 2025, United Kingdom revenue increased $13.6 million, or 23.5%, and $28.9 million, or 17.1%, respectively, compared with the same periods in 2024, primarily due to an increase of 8.6% and 5.8%, respectively, from revenue of our acquisition of Monevo, volume increases and new business wins, and an increase of 4.6% and 3.4%, respectively, from the impact of foreign currency.
Africa: For the three and nine months ended September 30, 2025, Africa revenue increased $2.3 million, or 13.7%, and $6.5 million, or 13.6%, respectively, compared with the same periods in 2024, primarily due to meaningful new business wins and contract renewals as well as volume growth in emerging countries and emerging verticals, and an increase of 1.9% and 1.8%, respectively, from the impact of foreign currencies.
India: For the three and nine months ended September 30, 2025, India revenue increased $0.3 million, or 0.5%, and $1.0 million, or 0.5%, respectively, compared with the same periods in 2024, primarily due to higher local currency revenue from higher commercial volumes and new contracts, partially offset by lower consumer online volume and a decrease of 4.2% and 3.7%, respectively, from the impact of foreign currencies.

Asia Pacific: For the three and nine months ended September 30, 2025, Asia Pacific revenue decreased $2.0 million, or 7.6%, and $2.0 million, or 2.5%, respectively, compared with the same periods in 2024, primarily due to a prior year one-time contract, partially offset by strong growth in volumes in the Philippines. The impact of foreign currencies resulted in a decrease in revenue of 0.1% in the three-month and nine-month period.
Adjusted EBITDA
For the three and nine months ended September 30, 2025, Adjusted EBITDA increased $1.9 million and $12.0 million, respectively, compared with the same periods in 2024 primarily due to increased revenue in most regions as discussed above, partially offset by an increase in expenses due to the increase in revenue. For the three and nine months ended September 30, 2025, Adjusted EBITDA margins decreased 2.5% and 0.9%, respectively, primarily due to a shift in the mix of revenues.
Non-GAAP Measures—Three and Nine Months Ended September 30, 2025 and 2024
In addition to the financial measures in conformity with generally accepted accounting principles (“GAAP”) discussed above, management, including our CODM, evaluates the financial performance of our businesses based on the non-GAAP measures Consolidated Adjusted EBITDA, Consolidated Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted Provision for Income Taxes, Adjusted Effective Tax Rate and Leverage Ratio.
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
For the three and nine months ended September 30, 2025 and 2024, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2025 vs. 2024				2025 vs. 2024
	2025	2024	$	%	2025	2024	$	%
Reconciliation of Net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$96.6	$68.0	$28.5	41.9%	$354.2	$218.2	$136.1	62.4%
Net interest expense	53.7	58.9	(5.2)	(8.8)%	148.2	183.3	(35.1)	(19.2)%
Provision for income taxes	50.0	24.9	25.1	nm	135.4	68.9	66.5	96.5%
Depreciation and amortization	145.6	133.6	12.0	9.0%	427.2	400.5	26.7	6.7%
EBITDA	$345.8	$285.4	$60.4	21.2%	$1,065.0	$870.8	$194.2	22.3%
Adjustments to EBITDA:
Stock-based compensation	36.4	33.8	2.6	7.8%	106.9	85.7	21.3	24.8%
Mergers and acquisitions, divestitures and business optimization[1]	6.9	7.3	(0.4)	(4.8)%	20.2	17.1	3.1	18.0%
Accelerated technology investment[2]	22.1	21.8	0.2	1.1%	65.4	58.6	6.8	11.5%
Operating model optimization program[3]	11.5	47.3	(35.8)	(75.7)%	26.7	86.4	(59.7)	(69.1)%
Net other[4]	2.3	(2.0)	4.2	nm	(55.0)	9.7	(64.7)	nm
Total adjustments to EBITDA	$79.2	$108.3	$(29.0)	(26.8)%	$164.2	$257.5	$(93.3)	(36.2)%
Consolidated Adjusted EBITDA	$425.1	$393.7	$31.4	8.0%	$1,229.2	$1,128.4	$100.8	8.9%

Net income attributable to TransUnion margin	8.3%	6.3%		2.0%	10.4%	6.9%		3.5%
Consolidated Adjusted EBITDA margin[5]	36.3%	36.3%		—%	36.1%	35.9%		0.2%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Transaction and integration costs	$2.7	$3.6	$10.9	$7.0
Fair value and impairment adjustments	4.2	—	9.3	0.8
Post-acquisition adjustments	—	3.7	—	9.4
Total mergers and acquisitions, divestitures and business optimization	$6.9	$7.3	$20.2	$17.1
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foundational Capabilities	$4.4	$9.9	$16.0	$25.0
Migration Management	17.7	11.0	49.3	29.9
Program Enablement	—	0.9	—	3.8
Total accelerated technology investment	$22.1	$21.8	$65.4	$58.6
3.Operating model optimization consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee separation	$5.1	$—	$5.1	$24.7
Facility exit	—	40.5	—	42.1
Business process optimization	6.4	6.8	21.6	19.6
Total operating model optimization	$11.5	$47.3	$26.7	$86.4
4.Net other consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred loan fee expense from debt prepayments and refinancing	$—	$0.1	$(0.1)	$9.2
Other debt financing expenses	0.5	0.5	1.6	1.6
Currency remeasurement on foreign operations	1.6	(1.7)	(0.6)	(0.4)
Legal and regulatory expenses, net	—	—	(56.0)	—
Other non-operating (income) expense	0.2	(0.8)	0.1	(0.7)
Total other adjustments	$2.3	$(2.0)	$(55.0)	$9.7
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For the three and nine months ended September 30, 2025, Consolidated Adjusted EBITDA increased $31.4 million and $100.8 million, respectively, compared with the same periods in 2024, primarily due to an increase in revenue and the realization of cost savings from the transformation plan, partially offset by higher product costs compared to prior year. For the three and nine months ended September 30, 2025, Consolidated Adjusted EBITDA margin was flat and increased 0.2%, respectively, compared with the same periods in 2024, primarily due to an increase in high-margin revenue and realization of cost savings from the transformation plan for the nine-month period.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2025 vs. 2024				2025 vs. 2024
	2025	2024	$	%	2025	2024	$	%
Reconciliation of Net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$96.6	$68.0	$28.5	41.9%	$354.2	$218.2	$136.1	62.4%
Adjustments before income tax items:
Amortization of certain intangible assets[1]	73.2	71.5	1.7	2.4%	217.2	214.9	2.3	1.1%
Stock-based compensation	36.4	33.8	2.6	7.8%	106.9	85.7	21.3	24.8%
Mergers and acquisitions, divestitures and business optimization[2]	6.9	7.3	(0.4)	(4.8)%	20.2	17.1	3.1	18.0%
Accelerated technology investment[3]	22.1	21.8	0.2	1.1%	65.4	58.6	6.8	11.5%
Operating model optimization program[4]	11.5	47.3	(35.8)	(75.7)%	26.7	86.4	(59.7)	(69.1)%
Net other[5]	1.6	(2.1)	3.7	nm	(56.7)	8.6	(65.3)	nm
Total adjustments before income tax items	$151.8	$179.6	$(27.9)	(15.5)%	$379.7	$471.3	$(91.6)	(19.4)%
Total adjustments for income taxes[6]	(31.9)	(43.1)	11.3	(26.1)%	(96.7)	(112.9)	16.2	(14.3)%
Adjusted Net Income	$216.5	$204.5	$11.9	5.8%	$637.2	$576.6	$60.6	10.5%

Weighted-average shares outstanding:
Basic	194.8	194.6	nm	nm	194.9	194.3	nm	nm
Diluted	197.2	197.0	nm	nm	197.2	196.3	nm	nm

Adjusted Earnings per Share:
Basic	$1.11	$1.05	$0.06	5.8%	$3.27	$2.97	$0.30	10.2%
Diluted	$1.10	$1.04	$0.06	5.7%	$3.23	$2.94	$0.29	10.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Diluted earnings per share from Net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Income attributable to TransUnion	$0.49	$0.35	$1.80	$1.11
Adjustments before income tax items:
Amortization of certain intangible assets[1]	0.37	0.36	1.10	1.09
Stock-based compensation	0.18	0.17	0.54	0.44
Mergers and acquisitions, divestitures and business optimization[2]	0.04	0.04	0.10	0.09
Accelerated technology investment[3]	0.11	0.11	0.33	0.30
Operating model optimization program[4]	0.06	0.24	0.14	0.44
Net other[5]	0.01	(0.01)	(0.29)	0.04
Total adjustments before income tax items	$0.77	$0.91	$1.92	$2.40
Total adjustments for income taxes[6]	(0.16)	(0.22)	(0.49)	(0.57)
Adjusted Diluted Earnings per Share	$1.10	$1.04	$3.23	$2.94

Each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.

1.Consists of amortization of intangible assets from our 2012 change-in-control transaction and amortization of intangible assets established in business acquisitions after our 2012 change-in-control transaction.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Transaction and integration costs	$2.7	$3.6	$10.9	$7.0
Fair value and impairment adjustments	4.2	—	9.3	0.8
Post-acquisition adjustments	—	3.7	—	9.4
Total mergers and acquisitions, divestitures and business optimization	$6.9	$7.3	$20.2	$17.1
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foundational Capabilities	$4.4	$9.9	$16.0	$25.0
Migration Management	17.7	11.0	49.3	29.9
Program Enablement	—	0.9	—	3.8
Total accelerated technology investment	$22.1	$21.8	$65.4	$58.6
4.Operating model optimization consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee separation	$5.1	$—	$5.1	$24.7
Facility exit	—	40.5	—	42.1
Business process optimization	6.4	6.8	21.6	19.6
Total operating model optimization	$11.5	$47.3	$26.7	$86.4
5.Net other consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred loan fee expense from debt prepayments and refinancing	$—	$0.1	$(0.1)	$9.2
Currency remeasurement on foreign operations	1.6	(1.7)	(0.6)	(0.4)
Legal and regulatory expenses, net	—	—	(56.0)	—
Other non-operating (income) and expense	—	(0.5)	—	(0.2)
Total other adjustments	$1.6	$(2.1)	$(56.7)	$8.6
6.Total adjustments for income taxes represents the total of adjustments discussed to calculate the Adjusted Provision for Income Taxes.

Adjusted Net Income
For the three and nine months ended September 30, 2025, Adjusted Net Income increased primarily due to an increase in operating income and a decrease in net interest expense, partially offset by an increase in the Adjusted Provision for Income Taxes due to a higher adjusted tax rate as discussed below.
Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$150.1	$96.8	$500.7	$300.5
Total adjustments before income tax items from Adjusted Net Income table above	151.8	179.6	379.7	471.3
Adjusted income before income taxes	$301.9	$276.4	$880.4	$771.8

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	$(50.0)	$(24.9)	$(135.4)	$(68.9)
Adjustments for income taxes:
Tax effect of above adjustments	(34.5)	(41.8)	(99.8)	(108.5)
Eliminate impact of excess tax expense for stock-based compensation	(1.9)	(2.3)	(1.6)	(1.4)
Other[1]	4.5	0.9	4.7	(3.0)
Total adjustments for income taxes	$(31.9)	$(43.1)	$(96.7)	$(112.9)
Adjusted Provision for Income Taxes	$(81.8)	$(68.0)	$(232.1)	$(181.8)

Effective tax rate	33.3%	25.7%	27.0%	22.9%
Adjusted Effective Tax Rate	27.1%	24.6%	26.4%	23.6%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred tax adjustments	$1.8	$3.8	$(5.6)	$(1.4)
Valuation allowance adjustments	0.2	(2.3)	1.7	(2.1)
Return to provision, audit adjustments and reserves related to prior periods	2.4	(1.2)	7.3	1.2
Other adjustments	0.1	0.7	1.3	(0.7)
Total other adjustments	$4.5	$0.9	$4.7	$(3.0)
Adjusted Provision for Income Taxes
We reported an adjusted tax rate of 27.1% and 26.4% for the three and nine months ended September 30, 2025, respectively, which is higher than the 21.0% U.S. federal corporate statutory rate, primarily due to increases for state taxes, foreign rate differential, foreign withholding taxes and the cumulative impact of the OBBBA, partially offset by benefits from the research and development credit.
We reported an adjusted tax rate of 24.6% and 23.6% for the three and nine months ended September 30, 2024, respectively, which is higher than the 21.0% U.S. federal corporate statutory rate, primarily due to increases for state taxes and foreign withholding taxes, partially offset by benefits from the research and development credit.

Leverage Ratio

Trailing Twelve Months Ended September 30, 2025
Reconciliation of Net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$420.4
Net interest expense	201.6
Provision for income taxes	165.3
Depreciation and amortization	564.5
EBITDA	$1,351.9
Adjustments to EBITDA:
Stock-based compensation	$142.5
Mergers and acquisitions, divestitures and business optimization[1]	29.5
Accelerated technology investment[2]	91.0
Operating model optimization program[3]	35.2
Net other[4]	(42.9)
Total adjustments to EBITDA	$255.3
Consolidated Adjusted EBITDA	1,607.2
Adjusted EBITDA for Pre-Acquisition Period[5]	1.2
Leverage Ratio Adjusted EBITDA	$1,608.3

Total debt	$5,120.1
Less: Cash and cash equivalents	749.9
Net Debt	$4,370.2

Ratio of Net Debt to Net income attributable to TransUnion	10.4
Leverage Ratio	2.7
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

Trailing Twelve Months Ended September 30, 2025
Transaction and integration costs	$15.1
Fair value and impairment adjustments	16.8
Post-acquisition adjustments	(2.4)
Total mergers and acquisitions, divestitures and business optimization	$29.5
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

Trailing Twelve Months Ended September 30, 2025
Foundational Capabilities	$26.8
Migration Management	62.6
Program Enablement	1.6
Total accelerated technology investment	$91.0
3.Operating model optimization consisted of the following adjustments:

Trailing Twelve Months Ended September 30, 2025
Employee separation	$5.1
Facility exit	—
Business process optimization	30.1
Total operating model optimization	$35.2
4.Net other consisted of the following adjustments:

Trailing Twelve Months Ended September 30, 2025
Deferred loan fee expense from debt prepayments and refinancings	$8.5
Other debt financing expenses	2.3
Currency remeasurement on foreign operations	1.9
Legal and regulatory expenses, net	(56.0)
Other non-operating (income) and expense	0.3
Total other adjustments	$(42.9)
5.The trailing twelve months ended September 30, 2025 includes the six months of Adjusted EBITDA related to Monevo prior to our acquisition in April 2025.

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
Cash and cash equivalents totaled $749.9 million and $679.5 million at September 30, 2025 and December 31, 2024, respectively, of which $471.2 million and $432.2 million was held outside the United States in each respective period. As of September 30, 2025, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and could have borrowed up to the remaining $598.8 million available.
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
Each year, the Company may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2024 and therefore no additional payment is required in 2025. See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 11, “Debt” for additional information about our debt.
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
In the first three quarters of 2025, we paid dividends of $0.115 per share totaling $68.3 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
On February 11, 2025, our Board authorized the 2025 Repurchase Plan. Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. Repurchases may be suspended, terminated or modified at any time for any reason. The 2025 Repurchase Plan does not have an expiration date. On October 22, 2025, the Board approved an increase to the share repurchase plan authorization up to $1.0 billion (including amounts repurchased as of such date under the 2025 Repurchase Plan).
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three and nine months ended September 30, 2025, the Company repurchased approximately 1,260,000 and 1,711,000 shares of common stock, respectively, for a total of $113.8 million and $152.6 million, respectively, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share for the three and nine months ended September 30, 2025 was $90.31 and $89.16, respectively. As of September 30, 2025, $348.9 million remains available for repurchases under the 2025 Repurchase Plan.
Sources and Uses of Cash

	Nine Months Ended September 30,
	2025	2024	Change
Cash provided by operating activities	$668.1	$578.5	$89.6
Cash used in investing activities	(307.1)	(195.1)	(112.0)
Cash used in financing activities	(300.9)	(219.5)	(81.4)
Effect of exchange rate changes on cash and cash equivalents	10.3	3.1	7.2
Net change in cash and cash equivalents	$70.4	$167.0	$(96.6)
Operating Activities
The increase in cash provided by operating activities was primarily due to improved operating performance and lower interest expense in 2025 and a penalty paid for the early termination of a facility lease in 2024, partially offset by higher income tax payments, the timing of accounts receivable collections and higher bonus payouts in 2025 compared with 2024.
Investing Activities
The increase in cash used in investing activities was primarily due to our acquisition of Monevo, an increase in capital expenditures and current year investments in a note receivable.
Financing Activities
The increase in cash used in financing activities was primarily due to share repurchases in 2025, partially offset by higher debt prepayments in 2024.
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
Cash paid for capital expenditures increased $30.6 million, from $198.7 million for the nine months ended September 30, 2024, to $229.3 million for the nine months ended September 30, 2025. Capital expenditures as a percent of revenue represented 6.7% and 6.3% for the nine months ended September 30, 2025 and 2024, respectively.

Debt
Hedges
During the nine months ended September 30, 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,244.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,087.1 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,540.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2025, we were in compliance with all debt covenants.
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
•uncertainty related to Fair Isaac Corporation’s (“FICO”) new Mortgage Direct License Program;
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $600.0 million Senior Secured Revolving Line of Credit. The variable interest rates on these borrowings are based, at our election, on Term SOFR or an alternate base rate, subject to floors, plus applicable margins. As of September 30, 2025, essentially all of our outstanding debt was variable-rate debt. Approximately 75.5% of our variable-rate debt is hedged with interest rate swaps. During the three months ended September 30, 2025, a 10% change in the average Term SOFR rates utilized in the calculation of our actual interest expense would have increased our annual interest expense by approximately $6 million.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value, in millions, of Shares that May Yet Be Purchased Under the Plans or Programs[2]
July 1 to July 31	194,955	$92.46	187,197	$444.2
August 1 to August 31	528,974	89.54	249,966	$421.7
September 1 to September 30	831,326	88.48	822,427	$348.9
Total	1,555,255	$89.34	1,259,590
1. The total number of shares purchased includes: (a) 295,665 shares that were repurchased from employees for withholding taxes on restricted stock units vesting pursuant to the terms of the Company’s equity compensation plans and net settled; and (b) shares purchased pursuant to our publicly announced 2025 Repurchase Plan.
2. On February 11, 2025, our Board authorized the repurchase of up to $500.0 million of our common stock, which replaced all previous authorizations. On October 22, 2025, the Board approved an increase to the share repurchase plan authorization up to $1.0 billion (including amounts repurchased as of such date under the 2025 Repurchase Plan). Amounts reflected in this column are as of the end of the stated period and therefore do not give effect to this increase. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management and depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason and the 2025 Repurchase Plan does not have an expiration date. Any repurchased shares are retired and returned to the status of authorized but unissued shares of the Company.

ITEM 5. OTHER INFORMATION

On September 10, 2025, Todd C. Skinner, President, International, adopted a Rule 10b5-1 trading arrangement (“10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 9,950 shares of the Company’s common stock until December 31, 2026. On September 11, 2025, Steven M. Chaouki, President, U.S. Markets, adopted a 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 32,000 shares of the Company’s common stock until September 30, 2026. On September 12, 2025, Tiffani L. Chambers, Executive Vice President, Chief Operations Officer, adopted a 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 8,635 shares of the Company’s common stock until May 15, 2026.
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fifth Amended and Restated Bylaws of TransUnion amended as of February 21, 2024 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed February 27, 2024).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.
† Identifies management contracts and compensatory plans or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

October 23, 2025	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

October 23, 2025	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)