Form 10-K
period 2025-12-31
TransUnion
filed 2026-02-27
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $17.1 billion as of June 30, 2025 (based on the closing stock price of such stock as quoted on the New York Stock Exchange).

As of January 30, 2026, there were 192.6 million shares of TransUnion common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of TransUnion for the Annual Meeting of Stockholders to be held May 12, 2026 are incorporated by reference to the extent specified in Part III of this Form 10-K.

TRANSUNION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2025

Cautionary Notice Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of TransUnion’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those described in the forward-looking statements. Any statements made in this report that are not statements of historical fact, including statements about our beliefs, expectations and outlook, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “guidance,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” “outlook,” “potential,” “continues,” “seeks,” “predicts,” or the negatives of these words and other similar expressions.
Factors that could cause actual results to differ materially from those described in the forward-looking statements, or that could materially affect our financial results or such forward-looking statements include:
•macroeconomic effects and changes in market conditions, including the impact of tariffs, inflation, risk of recession, trade policy, and industry trends and adverse developments in the debt, consumer credit and financial services markets, including the impact on the carrying value of our assets in all of the markets where we operate;
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
We have built robust data and analytics assets for a large portion of the adult population in the markets we serve. We use our OneTru solution enablement platform to centralize data management, identity resolution and Artificial Intelligence (“AI”) powered analytics, enabling more persistent identity resolution with sharper, more contextualized insights. We use these insights, combined with our industry expertise, to develop relevant solutions to solve customers’ needs, including credit risk, marketing and fraud mitigation. Because of our work, customers can better understand consumers in order to make more informed decisions, earn consumer trust through personalized experiences, and extend the appropriate opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in better offers and opportunities.
Our solutions enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, and mitigate fraud. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including our Financial Services and Emerging Verticals, which includes Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections and Public Sector. In addition, consumers use our solutions to view their credit profiles, access analytical tools that help them understand and manage their personal financial information, and take precautions against identity theft. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India and Asia Pacific.
Our addressable market includes the global data and analytics market, which continues to grow as companies increasingly recognize the benefits of data and analytics-based decision making, and as consumers recognize the important role that their data identities play in their ability to procure goods and services and prevent fraud. There are several underlying trends supporting this market growth, including the proliferation of data, advances in technology such as AI that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. We have grown our business by expanding the breadth and depth of our data, strengthening our analytics capabilities, expanding into complementary vertical markets, deepening our solution suites in areas such as fraud mitigation and marketing, building out our geographic portfolio, investing in technology infrastructure, and enhancing our global operating model. As a result, we believe we are well positioned to expand our share within the markets we currently serve.
Our solutions are based on a foundation of data assets, including financial, credit, fraud, alternative credit, identity, phone activity, digital device information, marketing, bankruptcy, lien, judgment, insurance claims, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases and public records repositories. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. We are migrating these databases into the OneTru solutions enablement platform, which allows us to efficiently manage data collection, identity resolution, model development, decisioning, delivery and measurement to provide better insights to customers. OneTru is being used by a number of customers across credit, fraud and marketing solutions for identity resolution and is accelerating the pace of innovation.
We leverage our differentiated capabilities to serve a global customer base across multiple geographies and industry verticals. We offer our solutions to business customers across industries, and our customer base includes many of the largest companies in the industries we serve. We sell our solutions to leading consumer lending banks, credit card issuers, alternative lenders, online-only lenders (“FinTechs”), Point of Sale (“POS”)/Buy Now Pay Later (“BNPL”) lenders, auto lenders, auto insurance carriers, cable and telecom operators, retailers, media companies, and federal, state and local government agencies. We have also built a leading presence in several high-growth international markets. Millions of consumers across the globe use our data and tools to manage their personal finances and take precautions against identity theft.
We believe we have an attractive business model that has recurring and diversified revenue streams, low capital requirements, significant operating leverage and strong and stable cash flows. The proprietary and embedded nature of our solutions and the integral role that we play in our customers’ decision-making processes have historically translated into high customer retention and revenue visibility. We deliver organic growth by growing our transactional volume, increasing our sales to existing customers, developing new solutions and gaining new customers. We have a diversified portfolio across the markets we serve, reducing our exposure to cyclical trends in any particular vertical, product or geography. We operate primarily on contributory data models in which we typically obtain updated information at little or no cost.

Our Evolution
We have established a track record of providing innovative solutions to businesses and consumers. Since our founding in 1968 as a provider of regional credit reporting services, we have built a comprehensive and unique database of United States (“U.S.”) consumer information. We also strengthened our data, analytics and technology delivery capabilities and acquired complementary businesses to enhance our solutions. Leveraging our strengths in credit risk-oriented products and identity data, we also expanded our solution sets into adjacent solutions such as fraud mitigation and marketing.
Globally, we have built and acquired credit reporting agencies in new geographies, establishing strong international footholds across both emerging and mature markets while expanding the verticals we serve and solutions offered in these markets. We also expanded the reach of our consumer solutions both directly and by partnering with other market leaders and innovators.
As part of our continued evolution, we invested in several strategic initiatives to better serve our customers. These initiatives include:
•Growing our Data: We continue to invest in the breadth and depth of our data. We introduced the concept of trended data to provide the trajectory of a consumer’s risk profile, used public records data to enhance the scope of business issues we can address, incorporated alternative data into our databases to allow for a more comprehensive risk assessment of banked and unbanked consumers, and expanded our data assets to solve fraud mitigation and marketing use cases. We continue to improve the quality of our data, with a particular focus on foundational identity data, to provide deeper insights and create differentiated solutions for our customers.
•Expanding into New Verticals and Geographic Markets: We established and grew our presence in diversified verticals, including Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections and Public Sector. We expanded the reach of our consumer offerings by partnering with traditional and emerging providers, as well as adding identity protection and breach remediation offerings. We also diversified geographically by establishing a presence in attractive high-growth markets such as the Philippines and India, as well as investing in strategically important markets such as the United Kingdom (“U.K.”), Canada and our previously announced agreement to acquire majority ownership of Trans Union de Mexico, S.A., S.I.C. (“Trans Union de Mexico”), the consumer credit business of Mexico's largest credit bureau, Buró de Crédito, which we expect to close in the first quarter of 2026.
•Broadening our Suites of Solutions: Building on our foundation in the credit space, we continue to expand our presence in adjacent solution areas, including fraud and marketing, by leveraging our differentiated data assets, AI capabilities, and modular platform architecture. Our solutions are increasingly developed globally and deployed locally, allowing for scalable innovation and faster time-to-market. We continue to rationalize our portfolio and invest in new products and enhancements aligned with customer needs.
•Strengthening our Analytics and Identity Resolution Capabilities: We strengthened our analytics capabilities by leveraging modern technology and differentiated data assets, utilizing more advanced tools and expanding our analytics team to deliver AI-powered insights. Our strengthened analytics capabilities also shortened our time-to-market to create and deliver these solutions to our customers. We also have comprehensive identity data assets across traditional offline identity and emerging digital identity attributes, core competency in identity data acquisition, AI and Machine Learning (“ML”) based entity resolution and attribute linking, and leading expertise in identity services, especially identity matching. Over the last two years we have brought significant enrichment to our identity data assets, mostly focused on digital attributes, optimization of our entity resolution, expansion of identity attributes and standardization of services on our OneTru platform.
•Investing in our Technology: Technology is at the core of the solutions we provide to our customers. We continue to make significant investments to evolve our technology infrastructure by leveraging both internal and external resources. Our technology modernization transforms our technology infrastructure by implementing a global cloud-based approach to streamline product development, increase the efficiency of ongoing operations and maintenance, and enable a continuous improvement approach. We also leverage the latest data and analytics technologies, enabling us to improve speed and increase our operational efficiency. Our investments allow us to organize and handle high volumes of disparate data, improve delivery speeds, provide better availability, strengthen product development capabilities and continuously enhance our information security measures.
•Enhancing our Global Operating Model: We continue to strengthen our global operating model to enable scalable growth and accelerate innovation. In 2025, our Global Solutions Organization introduced cross-functional leadership teams aligned with a refreshed global product development lifecycle, streamlining decision-making, empowering teams, and fostering stronger partnership across the organization. Our go-to-market approach now incorporates specialized sellers and refreshed multi-year planning processes to improve sales effectiveness. At the same time, our Global Technology, Data & Analytics Organization is advancing our platform modernization, with solutions increasingly built on OneTru and deployed globally. These initiatives are complemented by targeted hiring of industry experts to foster vertical-specific innovation and by a tiered global sales structure designed to deepen engagement across strategic accounts, mid-market, and small and medium sized businesses.
As part of our global operating model, we established our award-winning Global Capability Centers (“GCCs”) in 2018 to centralize, standardize and automate common work in locations with deep talent pools, which currently include India, South Africa and Costa Rica. At the end of 2025, we completed the transformation plan to optimize our operating model that our Board of Directors (“Board”) approved in November 2023. As a part of our transformation plan, we transitioned additional job responsibilities to the GCCs, resulting in productivity improvements, cost reductions, and optimized business processes. Our GCCs represent approximately 42% of our global workforce supporting a wide range of functions.
We believe that our ongoing focus on evolving with the market and with our customers’ needs ensures continued improvement in our overall services to businesses and consumers. Leveraging our trusted brand, global scale and strong market position in the verticals we serve will allow us to capitalize on business opportunities worldwide and contribute to our long-term growth.
Our Market Opportunity
We believe we are well-positioned to capitalize on the long-term trend of businesses and consumers using data and analytics to make more informed decisions. As worldwide spending on data and analytics increases, we believe there are several trends that will create increasing demand for our solutions:
•Rapid Growth in Data Creation and Application: Larger and more diversified data assets are now assembled faster while the breadth of analytical applications and solutions has expanded. Companies are increasingly relying on business analytics and data technologies to help process this data in a cost-efficient manner.
•Proliferation of Digital Commerce: Increases in online commerce activity are creating new challenges and opportunities for businesses and consumers. Businesses seek data, analytics and insights to improve targeting precision and identity verification in these digital environments, in order to enable better consumer experiences. Additionally, consumers are seeking more frictionless digital experiences, while also facing heightened risk of identity theft.
•Advances in Technology and Analytics Unlocking the Value of Data: Ongoing advances in data collection, storage and analytics technology, along with ongoing advancements in AI and ML, have contributed to the greater use and value of data and analytics in decision making. Businesses increasingly expect access to real-time data and analytics as well as solutions that fully integrate into their workflows. We believe sophisticated technology is critical for gaining and retaining business in the risk and information services industry.
•Leveraging AI to Enhance Solutions and Drive Productivity: Advancements in AI over the last three years, particularly in generative AI, agentic systems, and knowledge graphs, have created significant opportunities for businesses in the data and analytics sector. With OneTru, we are positioned to take advantage of these advancements in AI. We have started leveraging AI for product innovation, including our TruIQ suite of products and knowledge graphs underpinning our fraud and marketing solutions. We are also integrating agentic AI capabilities in TruIQ to automate the end-to-end data and analytics value chain. In addition, we have built and started using proprietary AI tools such as OneTru AI Assist to drive productivity across the software development lifecycle.
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
▪Other Emerging Verticals: In the Technology, Retail and E-Commerce, and Telecommunications verticals we offer data-driven solutions that address the entire customer lifecycle. In the Media vertical, our highly accurate consumer data helps companies improve their marketing investments, providing identity and audience solutions to help our customers reach the right consumers across digital channels. Our Tenant &

Employment Screening vertical provides data and insights to make informed hiring and rental decisions. In the Collections vertical, our solutions improve third-party collectors’ bottom line and help provide a quality customer experience by delivering actionable consumer insights and services. Our suite of solutions in the Public Sector vertical gives government agencies the superior data assets, analytics and security they need to manage compliance and boost services for the constituents they serve.
•Increasing Lending Activity in Emerging International Markets: Credit penetration, as measured by the proportion of credit active adults, is relatively low in emerging markets, such as India. As emerging market economies develop and mature, we expect favorable socio-economic trends, such as a growing middle class and a significant increase in the use of financial services by previously under-banked consumers. We expect the populations in emerging markets to continue to become more credit active, resulting in increased demand for our services.
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
Our Competitive Strengths
Comprehensive and Unique Data Assets
Our long operating history and thought leadership in the industry have allowed us to build comprehensive and unique data assets that would be difficult for a new market entrant to replicate. Our solutions are based on a foundation of financial, credit, alternative credit, fraud, marketing, identity, bankruptcy, lien, judgment, automotive and other relevant information obtained from thousands of sources including financial institutions, private databases, public records repositories and other alternative data sources. We refine, standardize and enhance this data using sophisticated algorithms to create proprietary databases. We are constantly updating our data to keep it current, and we continue to identify opportunities to acquire additional data. We believe that our data is unique and differentiates us from our competitors. We own several proprietary data assets such as consumer credit information, driver violation history, phone activity, digital device identifiers, business data and rental payment history. Our global data assets encompass alternative data, such as the voter registry in India, a vehicle information database in South Africa and a mobile device database. We believe we are the largest provider of scale in the United States to possess both nationwide consumer credit data and comprehensive, diverse public records data, which allows us to better predict behaviors, assess risk and address a broader set of business issues for our customers.
Innovative and Differentiated Solutions
We consistently focus on innovation to develop new and enhanced solutions that meet the evolving needs of our customers. We believe our specialized data, analytics, and solutions, our collaborative approach with our customers, and our ability to serve the needs of different buyers across nearly all industries differentiates us from our competitors. Our solutions are often scalable across different customers, geographies and verticals. Several examples of our innovative and differentiated solutions include:
•TruVision: Risk management products that more precisely balance risk and opportunity to identify and manage customer risk across the account lifecycle. This solution line includes all TransUnion risk products, including those formerly known as CreditVision, CVLink and DriverRisk. This line also includes insurance risk products, risk products for tenant and employment, and more. We continue to enhance our credit data by including new data fields, enriching values in existing data fields and expanding account history. Our enhanced credit data has been combined with hundreds of algorithms to produce TruVision Trended and TruVision Blended, the market-leading trended data and alternative data solutions that provide greater granularity and evaluate consumer behavior patterns over time. This results in a more predictive view of the consumer, increases the total population of consumers who can effectively be scored, and helps consumers gain improved access to services and better pricing. We have also completed development of POS and BNPL credit reporting solutions, delivering reporting capabilities and operational guidance, expanding attributes for future adoption, and continuing collaboration with regulators and industry partners to drive standards and innovation. We continue to focus on driving TruVision penetration globally with a distinct opportunity for growth internationally.
•TruIQ: Advanced analytics products provide custom insights to help our customers make better data-driven decisions faster through consulting services and technology solutions. This solution line includes products formerly known as Prama and Innovation Lab, as well as other custom analytic services. Notable products include:
◦TruIQ Data Enrichment (“TDE”): proprietary linking application to connect businesses’ first- and third-party data with TransUnion credit data within the customer’s preferred environment
◦TruIQ Analytics Studio: provides self-service access to TransUnion’s depersonalized archive credit data for portfolio valuation and risk management

•TruValidate: Identity and fraud products that help secure trust across channels and deliver seamless experiences for consumers. TruValidate Integrated Solutions combines our fraud solutions including ML/AI models and delivery via a single application program interface (“API”), all built on a modernized tech stack. Notable products include:
◦TruValidate Device Risk: identifies suspicious consumer transactions and accelerates legitimate transactions through powerful device recognition technology
◦TruValidate IP Intelligence: validates the origin and legitimacy of web traffic to support geo-compliance and fraud prevention
◦TruValidate Credit Washing: helps financial institutions detect and prevent credit washing by identifying relevant patterns of credit report changes using proprietary data and advanced analytics
•TruAudience: Marketing products that power the next generation of privacy focused identity data enrichment, omnichannel audience targeting, and advanced analytics to transform marketing and media performance. Notable products include:
◦TruAudience Identity: enables identity resolution across devices and environments for more precise targeting and measurement
◦TruAudience Data Marketplace: provides access to over 130,000 audience segments for scalable, cross-channel activation
◦TruAudience Marketing Mix Modeling and Multi-Touch Attribution: marketing measurement and media attribution solutions that provide advertisers with insights to optimize campaign performance and allocate spend effectively across channels
•TruEmpower: Credit and identity products that help organizations provide their customers with tools, education and actionable insights so they can understand, protect and take control of their financial health and digital identities. This solution line includes all products from our TU Indirect business, including what was formerly known as CreditView Dashboard.
•TransUnion Credit Essentials: Our new direct-to-consumer product, offered in both free and paid tiers. The free tier provides consumers with access to a daily TransUnion credit report and score, credit monitoring, score insights, and personalized financial offers. The paid tier includes additional features such as quarterly three-bureau credit reports and scores, enhanced monitoring and alerts, and identity protection services.
•TruLookup: Investigative products that deliver actionable information to help organizations conduct faster due diligence or issue resolution. This solution line includes TLOxp® as a platform for delivery.
•TruContact: Communications and contact center products that help restore trust in communications, enhance customer outreach with authoritative identity and streamline delivery of telecom connectivity services. Trusted Call Solutions, our flagship product suite, enables customers to transform the call experience to improve engagement, ensure legitimate calls get through and protect customers against fraud by enabling enterprises to manage their brand identity and business information displayed to consumers.
Technology Infrastructure
We continue to evolve our infrastructure and our capabilities to efficiently meet the needs of our customers and have expanded and evolved our enterprise approach to technology and have made strides in shifting our infrastructure to a hybrid, multi-cloud environment. Our technology infrastructure allows us to continually improve our overall services to global businesses and consumers, while also increasing throughput, improving data matching, creating efficiencies, enhancing information security and lowering operating costs. Our technology gives us the ability to process, organize and analyze high volumes of data across multiple operating systems, databases and file types as well as to deal with both structured and unstructured data that changes frequently. We process billions of transactions on a daily basis. Because our data matching technology is able to interrelate data across disparate sources, industries and time periods, we believe that we are able to create differentiated data assets and provide our customers with comprehensive insights that allow them to better evaluate risk.
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
OneDev - Hybrid Public-Private Multi Cloud Infrastructure
Using the foundations of Neustar’s OneID platform, and cloud infrastructure from both Neustar and Project Rise, this architecture has consolidated platforms acquired through past business acquisitions to unlock additional value from these assets.

We are also reducing the number of applications that we built over the last decade of expansion and acquisitions, allowing for an enhanced security posture to meet all of our regulatory demands. By creating a single infrastructure operating system across on-premise private cloud and public cloud providers, we have created a single control plane that allows us to optimize our data center posture. This will allow us to drive operational efficiency through services rationalization to provide a consistent and standardized set of global services and capabilities across our technology landscape, creating capacity for product innovation. OneDev is our infrastructure layer beneath our solutions enablement platform, OneTru, ensuring technology is delivered securely and efficiently across complex environments. It delivers an improved developer experience through a unified operational control plane and self-service in the public and private clouds, and provides a greater foundation for teams to manage their operational, security and financial risks.
OneTru - Solutions Enablement Platform
OneTru, our solutions enablement platform, enables us to efficiently activate our assets and unlock value in a single, multilayered ecosystem. OneTru helps TransUnion create a unified approach that makes rapid innovation possible by enabling three key outcomes:
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
•At the identity layer, our identity graphs link and match our offline and online data together for a consistent view of consumer identity, helping customers to reliably resolve identities across product lines and workflows. By participating in client workflow, we also receive a consistent feedback loop to strengthen our identity signal.
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
OneTru powers several of our solutions, including our integrated identity graphs, innovation labs and internal analytics environments, and new products like TruIQ Advanced Acquisition, TDE and TruValidate Integrated Solutions. We have made significant progress down a two-year path to migrate, refine and scale the platform. Over the course of 2024, we also modernized FactorTrust, our short-term lending credit bureau, to OneTru. The FactorTrust modernization serves as an end-to-end example of how OneTru can bolster our credit bureau capabilities across batch, online and analytics. In 2025, we substantially completed building the internal capabilities required to modernize our U.S. credit business and started migrating our first customers to OneTru, enabling our clients to experience faster processing and streamlined access to newer innovations, such as our TruIQ analytics suite. In 2026, we intend to complete the U.S credit business migration and start delivering OneTru capabilities in International markets.
We will continue to refine and evolve OneTru capabilities in 2026 and beyond with embedded AI, real-time processing, integrated decisioning and modular-based configurable components across the data analytics life cycle to provide scalability and flexible deployment options for our customers.
Deep and Specialized Industry Expertise
We have deep expertise in a number of attractive industry verticals including Financial Services and Insurance. Our expertise has allowed us to develop sophisticated solutions that play an integral role in our customers’ decision-making processes and are often embedded into their workflows. Our team includes industry experts with significant experience in the verticals that we target and relationships with leading companies in those verticals. We also have regulatory compliance expertise across the industries that we serve. Together, this expertise provides us with a comprehensive understanding of business trends and insights for customers in these verticals, allowing us to build solutions that cater to these customers’ specific requirements. We have been able to apply our industry knowledge, data assets, technology and analytics capabilities to develop new solutions and revenue opportunities within key verticals. For example, in Financial Services, our differentiated position allowed us to anticipate the increased demand from alternative consumer lending providers, including the prevalence of POS/BNPL lending, to create solutions that cater to these emerging providers. In Insurance, we partnered with a vehicle history data provider to launch a vehicle history score that helps insurance carriers further segment risk based on the attributes of a specific automobile.
Leading Presence in Attractive International Markets
We have been operating internationally for over 30 years and have strong global brand recognition. Our strategic focus on attractive international markets spans both developed and emerging economies, resulting in a diversified global presence. We have a significant footprint in Canada, Latin America, the U.K., Africa, India and the Asia Pacific region. Our local senior management teams provide deep market insights and foster strong customer relationships. We have leveraged our brand, operating history, global footprint and technology infrastructure to establish new credit bureaus in several international markets, such as Canada in 1989, India in 2001 and the Philippines in 2011, and in 2024, we launched our credit bureau in Brazil. Once we establish a foothold in a region, our model involves expanding our service offerings within these markets and moving into adjacent emerging markets. For example, we have used our operations in Hong Kong to expand into other countries in the Asia Pacific region and to provide analytic scoring models in the Philippines, Singapore, Malaysia and Thailand. We have used our operations in South Africa to expand into neighboring African countries. We have also entered new markets through strategic acquisitions, including Brazil in 2011, Colombia in 2016, and the U.K. in 2018, and expect to expand our presence in Mexico following the consummation of our pending acquisition of a majority ownership interest in Trans Union de Mexico.
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
With the unification of systems into OneTru, our solutions enablement platform, we continue to help our customers meet their challenges more quickly and efficiently. We are also continuing to explore the use of ML, AI and deep learning in our data and analytics strategies.
Our continuous technology investments have also reduced the time to market for new solutions, accelerating the pace of innovation and allowing us to react quickly to customer requirements. In addition, these investments have improved and, we believe, will continue to improve efficiency, reliability, security and performance. One of our innovative, quickly enabled customer solutions is TDE, discussed further above, which enables customers to securely leverage TransUnion’s data matching and identity linking technology in their own data infrastructure. TDE enables customers to compliantly link their sensitive first-party data to TransUnion’s depersonalized consumer credit data and any additional third-party data to support a wide range of analytics use cases. This can all be done without requiring the customer’s data to leave their environment, increasing speed to actionable insights in a privacy compliant manner.

Further Penetrate Existing Industry Verticals with Current and New Solutions
We are a leading provider of risk and information solutions in several industry verticals today, including Financial Services and within our Emerging Verticals, which consist of Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections, and Public Sector. We believe there is significant opportunity for further growth within these industries by expanding the number of customers to whom we sell our current solutions and by creating innovative new solutions that we can use to grow our presence in these industries. We focus on developing new solutions that address evolving customer needs within our industry verticals. For example, we continue to combine related point solutions into end-to-end product suites to enable deeper penetration into customer workflows and improve retention. In order to effectively address these opportunities, we have redeployed and reallocated our sales resources to focus either on new customer opportunities or on selling additional services and solutions to existing customers. In addition, we continue to selectively increase our number of specialized sellers with deep industry expertise. With our leading market positions, existing strong relationships across our verticals and with our consumer partners, we believe we can further penetrate our existing customer base and capture a higher proportion of their spending across the consumer lifecycle.
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
Extend Further Into Fraud, Marketing and Identity Solutions
From our heritage in the credit risk space, we have expanded into adjacent solution areas that can leverage our data assets and competencies, most notably fraud, marketing, and identity. These solutions have wide applicability across the customers that we serve. We have expanded these capabilities over the past several years through various acquisitions to build out our Media vertical and broaden the scope of our fraud and marketing solutions. Both fraud and marketing are critical to our expansion and diversification internationally and we have seen growth in fraud over the last few years in multiple markets.
Expand Our Presence in Attractive International Markets
We believe international markets present a significant opportunity for growth. We have significant scale in some of the world’s fastest growing markets, such as India and Latin America, which positions us to take advantage of the favorable dynamics in these regions as their populations become more credit active. We develop scalable solutions and then localize and deploy them to targeted markets to meet each market’s specific requirements. For example, after launching CreditVision in the U.S., we have expanded our offerings with similar solutions globally. In markets where we have established a presence, we are expanding further into adjacent verticals, such as Insurance and Consumer Interactive, as well as complementary solutions, such as marketing and fraud. We intend to continue to expand into new geographic markets by forming alliances with financial services institutions, industry associations and other local partners, and by pursuing strategic acquisitions. Across all our international expansion initiatives, we will continue to leverage our technology infrastructure to drive speed to market, scale and differentiation.
Broaden Our Reach in Consumer Market through Direct and Indirect Channels
Our consumer business focuses on helping consumers shape their financial future and protect their identity, delivering innovative solutions to consumers both directly and indirectly through a collaborative partnership model that has expanded the market for these services, along with greater consumer awareness of the value of their credit information and increased risk of identity theft. With our acquisition of Sontiq, we added to our foundational credit monitoring solutions with a comprehensive set of identity protection offerings. In 2025, we launched a new direct‑to‑consumer product with free and paid tiers designed to expand our presence in the consumer market and deliver more comprehensive services across a wider range of customer needs. Across both channels, our focus is on delivering value-added solutions and features while continuing to improve the consumer experience with more user-friendly interfaces and better customer service and educational tools. Within our indirect channel, we will continue to leverage and enhance our flexible technology platform to expand our relationships with existing partners and develop relationships with new partners and enter new verticals. We believe that partnerships not only enable us to grow our own business, but also expand the overall market and provide us access to new consumer segments. We will also continue to leverage our approach in the U.S. consumer market to further expand our consumer operations globally.
Pursue and Integrate Strategic Acquisitions
We have a strong track record of identifying and integrating our acquisitions and driving long-term value creation, and we will continue to maintain a disciplined approach to pursuing acquisitions.
On January 15, 2025, we signed a definitive agreement to acquire majority ownership of Trans Union de Mexico. We currently own approximately 26% of Trans Union de Mexico, and have agreed to acquire an additional 68% from selling shareholders, including several of the largest banks operating in Mexico. After the transaction closes, which we expect will be in the first quarter of 2026, we intend to leverage our global operating model to strengthen Trans Union de Mexico’s services in the Mexican market, including additional efforts to enhance technology, operations and information security. Mexico will also be added to our long-term roadmap to align our global technology under our OneTru solutions enablement platform.
On April 1, 2025, we exercised our call option to acquire the remaining 70% of the outstanding equity of Monevo Limited (“Monevo”). Our initial investment for 30% equity interest of Monevo was made in October 2021. Monevo is a credit prequalification and distribution platform that empowers lenders to deliver highly personalized credit offers to consumers via comparison websites and other third parties, predominantly in the U.K. and U.S. markets.
On December 31, 2025, we signed a definitive agreement to acquire the mobile division of RealNetworks LLC (“RealNetworks”). After the transaction closes, this acquisition is expected to augment our capabilities with advanced AI and ML technologies and real-time analytics of text, multi-media messages and phone calls.
Through our acquisitions, we have significantly broadened our geographic footprint, increased the breadth and depth of our data assets, enhanced our services and deepened our industry expertise in our key verticals.
In addition to our acquisitions, we have also made several strategic minority investments over the years, which typically are accompanied by commercial agreements that allow us to develop, expand, and deepen relationships with innovative companies with promising technologies and capabilities. At times, our strategic investments have resulted in us acquiring controlling financial interests that we consolidate, including our initial investment in TransUnion CIBIL Limited (“CIBIL”), which is the core of our India region operations, our 2025 acquisition of Monevo and our previously announced pending acquisition of a majority ownership interest in Trans Union de Mexico.
Segment Overview
We manage our business and report our financial results in two reportable segments: U.S. Markets and International. We also report expenses for Corporate, which provides shared services and conducts enterprise functions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 1, “Significant Accounting Polices” and Note 18, “Reportable Segments,” for further information about our reportable segments.
U.S. Markets
Our U.S. Markets segment provides data, analytics and actionable insights to businesses and consumers. These businesses use our services to engage and acquire customers, assess consumer ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities and mitigate fraud risk.
We deliver our solutions across multiple industry vertical markets and report disaggregated revenue as follows:
Financial Services: The Financial Services vertical consists of our Mortgage, Card and Banking, Consumer Lending, and Auto lines of business. Our Financial Services customers consist of most banks, credit unions, finance companies, auto lenders, mortgage lenders, FinTechs, and other consumer lenders in the United States. We also distribute our solutions through most major resellers, secondary market players and sales agents. Beyond traditional lenders, we work with a variety of credit arrangers, such as auto dealers and peer-to-peer lenders. We provide solutions across every aspect of the lending lifecycle; customer acquisition and engagement, fraud and ID management, retention and recovery. Our core products are focused on mitigating risk and include credit reporting, credit marketing, analytics and consulting, identity verification, and authentication and debt recovery solutions.
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
Consumer Interactive: The Consumer Interactive vertical provides solutions that help consumers manage their personal finances and take precautions against identity theft. Services include paid and free credit reports, scores and freezes, credit monitoring, identity protection and resolution, and financial management for consumers. The vertical also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive vertical serves consumers directly through our own websites, as well as through channels.

International
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and technology solutions services and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections, public sector, gaming, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer solutions similar to those offered by our Consumer Interactive vertical in our U.S. Markets segment that help consumers proactively manage their personal finances and take precautions against identity theft. We report disaggregated revenue of our International segment for the following regions:
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
Latin America: We have been active in Latin America since 1985 when we entered the Puerto Rican market, and now operate in numerous Central and South American countries, including a strong presence in two major markets - Colombia and Brazil. We also have significant credit bureau businesses in the Dominican Republic and Chile, and have approximately a 26% ownership interest in Trans Union de México, which will increase to 94% upon the closing of our pending acquisition. In Guatemala, we maintain a centralized database that services Guatemala, Nicaragua and Costa Rica.
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
Competition
The market for our services is highly competitive. We compete primarily on the basis of differentiated solutions, data assets, analytics capabilities, ease of integration with our customers’ technology, stability of services, customer relationships, innovation and price. We believe that we compete favorably in each of these categories. Our competitors vary based on the business segment, industry vertical and geographical market that our solutions address.
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
Hardware + Cloud: Our technology infrastructure gives us the ability to organize and handle high volumes of disparate data, maintain and improve our delivery speeds, increase availability and enhance our product development capabilities, while at the same time lowering our overall cost structure. Since November 2023, we have been investing in our technology to standardize and streamline our product delivery platforms and build a single global solutions enablement platform, OneTru, for fulfillment of our product lines. OneTru is already powering several solutions in the U.S. business and we plan to roll out OneTru capabilities in International markets starting in 2026.
Our environment is built upon strategic partnerships. Our technology relies on several third-party solutions as well as proprietary software and tools which we integrate into our platforms. Our control of our technology and infrastructure allows us to prioritize any changes and manage the roll-out of any upgrades or changes. We contract with various third-party providers to help us maintain and support our systems.

Software: Our market-facing solutions are designed for global deployment, such as our Brazil bureau, our first cloud-native credit bureau where we deploy best in class components. Our software is built on a common set of components, tools and practices. With the ongoing migration to OneTru, our software applications will also be deployed on the same software operating platform.
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
Security
The security and protection of personal data is our highest priority. Our written information security program focuses on managing risk and is guided by global information security regulations and standards, including ISO/IEC 27001:2022, NIST CSF, PCI-DSS (as defined below), HIPAA (as defined below), and other international regulatory requirements in locations where we operate. Our information security program follows a risk-based approach that continuously evaluates threats, industry events and asset values to introduce enhancements when necessary. We deploy a wide range of physical and technical safeguards that are intended to provide security around the collection, storage, use, access and delivery of information we have in our possession or with our partners. These safeguards include firewalls, intrusion protection and monitoring, anti-virus and malware protection, vulnerability threat analysis, control validation, advanced persistent threat monitoring, forensic tools, encryption technologies, data transmission standards, contractual provisions, customer and partner credentialing, identity and access management, data loss prevention, access and anomaly reports and training programs for associates. We, along with other global financial services organizations, including U.S. nationwide consumer credit reporting companies, share cyber threat and attack information that may be targeted at our industry through our participation in forums such as the Financial Information Sharing and Analysis Council. These forums allow us to better understand and monitor our systems and our connectivity to our customers and partners, as well as how specific solutions that were implemented to protect against such attacks are performing. We undergo SSAE 18 and SOC2 reviews annually, and many of our major customers routinely audit our security controls. We conduct an annual Payment Card Industry Data Security Standard (“PCI-DSS”) compliance program and remain PCI-DSS certified for environments that have cardholder data. We regularly engage independent third-party organizations to evaluate our security program to conduct independent security assessments. See Part I, Item 1C, “Cybersecurity” for additional information.

Intellectual Property and Licensing Agreements
Our intellectual property is a strategic advantage and protecting it is critical to our business. Because of the importance of our intellectual property, we treat our brand, software, technology, know-how, concepts and databases as proprietary. We attempt to protect our intellectual property rights under the trademark, copyright, patent, trade secret and other intellectual property laws of the U.S. and other countries, as well as through the use of licenses and contractual agreements, such as nondisclosure agreements. While we hold various patents, we do not rely primarily on patents to protect our core intellectual property. Through contractual arrangements, disclosure controls and continual associate training programs, our principal focus is to treat our key proprietary information and databases as trade secrets. Also, we have registered certain trademarks, trade names, service marks, logos, internet URLs and other marks of distinction in the United States and foreign countries, the most important of which is the trademark TransUnion name and logo. This trademark is used in connection with most of the services we sell and we believe it is a known mark in the industry.
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

U.S. Data and Privacy Protection
Our U.S. operations are subject to numerous laws and regulations governing privacy, data security, consumer protection and the use of consumer credit and consumer report information. Some of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information. The laws and regulations that affect our U.S. business include, but are not limited to, the following:
•Fair Credit Reporting Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “FCRA”): The FCRA applies to consumer reporting agencies, including ours, as well as data furnishers and users of consumer reports. The FCRA promotes the accuracy, fairness and confidentiality of information in the files of consumer reporting agencies that engage in the practice of assembling and evaluating consumer credit and other information relating to consumers for certain specified purposes. The FCRA limits what information may be reported by consumer reporting agencies, limits the distribution and use of consumer reports, establishes consumer rights to access and dispute their own credit files, includes additional credit protections and services to veterans and active-duty U.S. military consumers, includes provisions designed to prevent identity theft and assist fraud victims with placing free fraud alerts or national security freezes and assist victims of human trafficking, requires consumer reporting agencies to make a free annual credit report available to consumers, notify consumers of their rights under the FCRA and imposes many other requirements on consumer reporting agencies, data furnishers and users of consumer report information. Violation of the FCRA can result in civil and criminal penalties. Regulatory enforcement of the FCRA is under the purview of the Federal Trade Commission (the “FTC”), the Consumer Financial Protection Bureau (the “CFPB”) and state attorneys general, acting alone or in concert with one another. Many states have their own regulatory agencies and fair credit reporting laws, which may include more exacting requirements, if not preempted by the FCRA.
•The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”): The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial products or services and provides the CFPB with authority to enforce those provisions. Many states have enacted statutes and promulgated rules that prohibit unfair, deceptive or abusive acts and practices, relating to, among other things, marketing, disclosures, subscriptions and billing practices within the state.
•Federal Trade Commission Act (the “FTC Act”): The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices. We must comply with the FTC Act when we market certain products, such as consumer credit monitoring and identity protection services. Our data collection, use and disclosure practices and the security measures we employ to safeguard the personal data of consumers could also be subject to the FTC Act, and our data practices or our failure to safeguard data adequately may subject us to regulatory scrutiny or enforcement action.
•Gramm-Leach Bliley Act (the “GLBA”): The GLBA regulates, among other things, the receipt, use and disclosure of non-public personal information of consumers held by or received from financial institutions. Several of our data assets are subject to GLBA provisions, including limitations on the use or disclosure of the underlying data and rules relating to the technological, physical and administrative safeguarding of non-public personal information. Violation of the GLBA can result in civil and criminal liability.
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
•Comprehensive State Privacy Laws: Over a dozen states have enacted comprehensive privacy legislation, currently in effect, intended to provide consumers with greater transparency and control over their personal information by providing consumers in these states with certain rights regarding their personal information and by requiring businesses to make certain disclosures and take certain other acts in furtherance of those rights. These laws exempt practices and activities regulated by the FCRA, the GLBA, HIPAA and the DPPA, including our credit reporting business, but apply to other portions of our business that are not regulated by these laws. California, Colorado, and New Jersey have rulemaking authority, enabling them to build upon their laws. California also recently passed regulations going into effect on a rolling basis starting January 1, 2026, covering cybersecurity audits, risk assessments, automated decision-making technology, insurance companies and updates to existing California Consumer Privacy Act regulations.
•State Consumer Health Data Privacy Law: Washington’s My Health My Data and similar laws in Nevada, Connecticut, and Virginia impose broad requirements on collecting, using, and selling consumer health information. These laws took effect in 2024 and 2025. New York and California passed laws relating to the use of precise location relating to healthcare facilities or family planning centers, respectively. New York’s law went into effect in 2023, and California’s law went into effect January 1, 2026.
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
•State Data Broker Laws: Four states — California, Oregon, Vermont, and Texas — have enacted state data broker registration laws. These laws regulate businesses that collect, sell, license, or transfer personal information about consumers with whom they have no direct relationship. These laws generally require such “data brokers” to register with a state agency, disclose their data practices, and in some states to maintain specific security measures. Notably, California’s updated data broker law creates the most expansive regulatory framework in the country by requiring all registered data brokers to participate in a single state-run Deletion Request and Opt-Out Platform, enabling California residents to request deletion of their personal data from all data brokers through one unified mechanism. Similar data broker legislation is advancing in other states.
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
•U.K.: Our U.K. operations are subject to the UK General Data Protection Regulation (the “UK GDPR”), the Data Protection Act 2018 and the Privacy and Electronic Communications Regulation (the “PECR”), which together govern the processing of personal data pertaining to U.K. citizens. Enforcement of data regulation and consumer privacy matters in the U.K. resides with the Information Commissioner’s Office, an independent body set up to uphold the rights of individuals in relation to the use of their personal data. The provision of credit referencing services in the U.K. is also a regulated activity that is authorized by the Financial Conduct Authority.
Under the Financial Conduct Authority’s Open Banking policy, consumers can share transaction data with third parties via APIs to identify best products and take up multi-bank products. As part of Open Banking, the Second Payment Services Directive allows merchants to retrieve a customer’s account data from their bank with their consent. The implementation of Open Banking platforms has increased the number of payment service providers available to consumers beyond traditional banks. TransUnion U.K. is an authorized information services provider under this regime.
•South Africa: The National Credit Act of 2005 (the “NCA”) and its implementing regulations govern credit bureaus and consumer credit information. The NCA sets standards for filing, retaining and reporting consumer credit information. The NCA also defines consumers’ rights with respect to accessing their own information and addresses the process for disputing information in a credit file. The NCA is enforced by The National Credit Regulator who has authority to supervise and examine credit bureaus. In addition, the Protection of Personal Information Act (“POPIA”) regulates the processing of personal information of legal and juristic persons, and imposes compliance obligations and sanctions.
•India: The Credit Information Companies Regulation Act of 2005 requires entities that collect and maintain personal credit information to ensure that it is complete, accurate and protected. Entities must adopt certain privacy principles in relation to collecting, processing, preserving, sharing and using credit information. The Digital Personal Data Protection Act was passed by the Indian Parliament in 2023. The implementing rules (the “DPDPA Rules”) were issued in November 2025 and are subject to an 18-month phased implementation. The DPDPA Rules protect individual rights related to digital data, mandating mechanisms for accessing, correcting and erasing data, redressing grievances and appointing a consent manager. The DPDPA Rules require “Data Fiduciaries”, such as CIBIL, to provide notices of data processing, define purpose-based retention timelines, implement reasonable security safeguards, provide breach notification within 72 hours and obtain verifiable parental consent prior to processing child data.
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
•Brazil: The Brazilian General Data Protection Law (“LGPD”) regulates the processing of personal information and imposes compliance obligations and sanctions comparable to those of GDPR.

Artificial Intelligence Regulatory Framework
We use AI, ML, and automated decision-making technologies, including proprietary AI and ML algorithms and models (collectively, “AI Technologies”) for both internal business and in certain product offerings, and are therefore subject to a comprehensive set of laws and regulations governing the use and development of such technologies. These laws and regulations are rapidly evolving as many states and jurisdictions introduce new laws to ensure that AI is deployed responsibly. As we continue to enhance our capabilities, these laws and regulations impose additional compliance burdens on and guide our efforts to integrate AI Technologies into our business processes. The laws and regulations that affect our AI Technologies include the following:
•U.S. Federal Artificial Intelligence Executive Orders: Executive Order 14365 (“Ensuring a National Policy Framework for Artificial Intelligence”) was signed in December 2025, taking multiple actions to discourage states from enacting and enforcing state AI regulation.
•State AI Legislation: As of January 31, 2026, 46 states have passed at least one law relating to AI Technologies. The Colorado Artificial Intelligence Act, which will take effect on June 30, 2026, will establish a comprehensive governance framework for high-risk AI systems, imposing requirements related to transparency, algorithmic discrimination, AI risk assessments, and adverse decisions. Texas’s Responsible Artificial Intelligence Governance Act (“TRAIGA”) prohibits manipulative, unconstitutional, and discriminatory practices with respect to AI Technologies. Utah, California, Colorado, and Maine passed laws requiring companies to make certain generative AI and chatbot disclosures. Additionally, certain states have laws governing frontier AI models, deepfakes, deception, legal personhood, automated employment decision tools, insurance, healthcare, and companion chatbots.
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
•Intellectual Property Laws: The protection of intellectual property, particularly in the context of AI and ML, is governed by a complex and evolving set of laws. These laws address issues such as patent rights for AI algorithms and the protection of proprietary technologies. Jurisdictions worldwide are grappling with how to apply traditional intellectual property laws to AI innovations, leading to ongoing discussions and litigation.
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
We focus our sustainability efforts on issues that we believe are important to our business and to our key stakeholders and conduct assessments from time-to-time to help us identify and assess the relative importance of various topics to our business. We plan to report our current efforts in our upcoming 2025 Global Impact Report, which for the avoidance of doubt, is not incorporated herein by reference and should not be considered part of this report.
Climate Change
Climate change continues to be a key issue for companies worldwide. In 2021, we set two targets, to achieve operational net zero Scope 1 and Scope 2 market-based greenhouse gas (“GHG”) emissions by 2025 and 30 percent reductions on leased real estate Scope 3 emissions by 2030, using 2019 as a baseline. We achieved our 2025 goal through a combination of actual emission reductions, through the purchase of renewable energy (including market instruments such as renewable energy certifications), real estate consolidation and the use of carbon offsets to address certain residual GHG emissions. More information on our emissions calculations and associated methodology will be provided in our Global Impact Report (which for the avoidance of doubt is not incorporated herein by reference).
We define Scope 1 emissions as direct emissions from company operations. Currently, we consider our Scope 2 GHG emissions to be those indirect emissions from our owned (as distinct from our leased) properties and leased sites within our operational control as determined by an operational control survey. We consider leased sites where TransUnion has sufficient influence over facilities to impact energy consumption and/or sourcing, as determined by an internal survey we conducted, to generally fall within operational control. We currently consider Scope 3 GHG emissions within our Scope 3 climate target to include leased real estate, other than leased real estate within our operational control and captured in our Scope 2 GHG emissions, but our methodology may evolve in the future.
Human Capital Management
We employed approximately 13,500 employees as of December 31, 2025. Central to our long-term strategy is attracting, developing and retaining the best talent globally with the right skills to drive our success. Our Board receives regular updates on human capital topics such as employee retention, engagement and survey results, enterprise compliance, investigations and associate health and safety.
Other than certain employees in Brazil, none of our employees are currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.
We see our people as a source of strength and know that they are essential to our mission, innovation and growth. At TransUnion, we know that being able to draw from the largest feasible pools of talent helps us find the best people for our company’s needs. We strive to cultivate an exceptional workplace culture of belonging, respect and accountability, where everyone feels empowered to succeed.
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
We continue to support our employees and their families, including by providing child and adult care benefits that provide access to onsite or community centers, enhanced back-up care choices that include personal caregivers, child care and adult referral assistance and child and adult care provider discounts. In addition, we offer on-demand tutoring along with a specialist who can consult, research and provide referral services for a host of services such as child and parenting needs (e.g., pregnancy, adoption, and special needs), senior care, pets, home services, education (including college), to name a few of the options provided to our employees. We also provide our employees with access to free mental and behavioral health resources, including on-demand access to the Employee Assistance Program for employees and their dependents. We continue to look for new ways to support our employees and their families.
Employee Engagement, Training and Development
We prioritize and invest in helping our employees grow and build their careers through several training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach.
Safety and Wellness
We take our efforts to maintain a safe work environment seriously, and the health and well-being of associates, customers and visitors remains a top priority. We continue to follow important health and safety guidelines, and implement effective practices to minimize workplace risks.
Available Information
Through our corporate website under the heading “About - Investor Relations,” at http://www.transunion.com, you can access electronic copies of our governing documents free of charge, including our Corporate Governance Guidelines and the charters of the committees of our Board. In addition, through our website, you can access the documents we file with the U.S. Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after we file or furnish them. Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the TransUnion Investor Relations website. While not all of the information that we post to our Investor Relations website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media and others interested in TransUnion to review the information that we share on www.transunion.com/tru. You also may request printed copies of our SEC filings or governance documents, free of charge, by writing to our Corporate Secretary at the address on the cover of this report. Information contained on our website is not incorporated herein by reference and should not be considered part of this report.
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
•Our business and operations are exposed to risks arising from developments and trends associated with climate change and other sustainability matters, including risks associated with our own reporting or other initiatives.
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
•Natural disasters, pandemics, terrorist acts, war, actions by governments, and other geopolitical activities could disrupt our operations.
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
Our largest customers, and therefore our business and revenues, are influenced by macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenue is concentrated among certain customers, industries, product offerings and in distinct geographic regions, primarily in the United States. Our 2025 revenue in our U.S. Markets Financial Services and Consumer Interactive verticals accounted for approximately 37% and 13%, respectively, of consolidated gross revenues, respectively. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. Our customer base suffers when financial markets experience volatility, liquidity issues and disruption, which has occurred in the past and which could reoccur, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and revenue. Changes in the macroeconomic environment have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our services could also be materially reduced. High inflation levels have a negative impact on our business by decreasing demand for credit due to slower consumer spending on non-essential goods and services and due to the Federal Reserve raising interest rates to combat inflation. Continued inflation and additional interest rate increases could further materially impact our business. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

We are subject to significant competition in the markets in which we operate, and we may face significant competition in the new markets that we plan to enter.
The markets for our services are highly competitive, and we may not be able to compete successfully against our competitors, which could impair our ability to sell our services. We compete on the basis of differentiated solutions, data assets, analytics capabilities, ease of integration with our customers’ technology, stability of services, customer relationships, innovation and price. Our regional and global competitors vary in size, financial and technical capability, and in the scope of the products and services they offer. Some of our competitors may be better positioned to develop, promote and sell their products. Larger competitors may benefit from greater cost efficiencies and may be able to win business simply based on pricing. We consistently face downward pressure on the pricing of our products, which could result in reduced prices for certain products, or a loss of market share. Our competitors may also be able to respond to opportunities before we do, by taking advantage of new technologies, changes in customer requirements or market trends.
For example, our Consumer Interactive vertical experiences competition from emerging companies. In the past several years, there has been an influx of other companies offering similar services to ours, free of charge. In response, we launched a new direct-to-consumer product that is offered in both free and paid tiers in 2025.
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
We experience numerous attempts to access our computer systems, software, networks, data and other technology assets on a daily basis. We have also experienced cyberattacks and other security incidents, and expect that such attacks and incidents will continue in varying degrees in the future. To date, none of these attacks or incidents has had a material impact on our business, operations or financial results. However, there can be no assurance that future attacks will be immaterial and even immaterial incidents may adversely impact us. For example, in July 2025, TransUnion was affected by a cyberattack in which a third party gained unauthorized access through social engineering to a third-party application used in our customer support operations that exposed certain personal data of 4.4 million consumers. While this incident was not material to TransUnion and did not affect our core credit database or related credit report products and services, we have incurred and expect to continue incurring costs associated with, among other things, responding to regulatory inquiries and class action lawsuits.
The security and protection of non-public consumer information is our top priority. However, there can be no guarantee that the cybersecurity risk management program and processes for any company, including us and our service providers, will be fully implemented, complied with and effective at all times. We cannot assure you that our systems, databases and services will not be compromised or disrupted in the future, whether as a result of deliberate attacks by malicious actors, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, or natural disasters or other catastrophic events.
We have acquired, and may continue to acquire, companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. While we execute security due diligence in these transactions, neither the acquired company nor TransUnion can identify every issue in a timely manner, which could create material risk to us during the integration effort.
Highly publicized cybersecurity incidents have heightened consumer, legislative and regulatory awareness of cybersecurity risks. These events continue to embolden individuals or groups to target our systems more aggressively.
The preventive actions we take to address cybersecurity risk, including protection of our systems and networks, cannot sufficiently account for all threats or repel or mitigate the effects of all cyberattacks in the future as it is not possible to anticipate, detect or recognize all threats to our systems, or to implement comprehensive preventive measures against all cybersecurity risks. This is because, among other things:
•the techniques used in cyberattacks change frequently and are increasingly sophisticated, including due to attackers’ increasing use of AI, and may not be recognized until after the attacks have succeeded;
•cyberattacks can originate from a wide variety of sources, including sophisticated threat actors involved in organized crime, sponsored by nation-states, or linked to terrorist or hacktivist organizations; or
•third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users (such as through social engineering and phishing attacks), similar to the tactics used in our cyber incident in July 2025.
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
Unauthorized disclosure, loss or corruption of our data or inability of our customers to access our systems could materially disrupt our operations, subject us to substantial regulatory and legal proceedings (including class actions) and liability (such as penalties, fines and required changes to business practices), result in a material loss of business and/or significantly harm our reputation and competitiveness.
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
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies around the world have adopted consumer notification, public disclosure and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. For example, in the United States alone, we are subject to federal and state laws that provide for more than 50 disparate notification regimes, some of which also provide for statutory damages and private rights of action for plaintiffs who experience certain types of data breaches. Jurisdictions outside the U.S., including in Europe, have strict notification and reporting requirements that are time sensitive and subject to large penalty provisions. Any failure to comply with the complexities of these various global regulations could subject us to regulatory scrutiny and substantial liability.
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
•migrate our U.S. credit business to OneTru;
•deliver OneTru capabilities in international markets;
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
The CFPB has broad authority over our business. This includes authority to issue regulations under federal consumer financial protection laws, such as under the FCRA and other laws applicable to us and our financial customers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority.
The CFPB conducts examinations and investigations and may issue subpoenas and bring civil actions in federal court for violations of the federal consumer financial laws including the FCRA. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for knowing violations. The CFPB conducts periodic examinations of us and the consumer credit reporting industry, which could result in new regulations or enforcement actions or proceedings. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, making them less attractive and restricting our ability to offer them.
For example, in January 2017, as part of a Consent Order (“2017 Consent Order”) entered into with the CFPB, we agreed among other things, to implement certain practice changes in the way we advertise, market and sell products and services offered directly to consumers. On April 12, 2022, the CFPB filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of our Consumer Interactive business, John Danaher, seeking restitution, civil money penalties, and injunctive relief, among other remedies, and alleging that the TU Entities violated the 2017 Consent Order and engaged in deceptive acts and practices in marketing the TransUnion Credit Monitoring product, among other allegations. On February 28, 2025, the CFPB, the TU Entities and Mr. Danaher filed with the Court a joint stipulation to voluntarily dismiss the lawsuit with prejudice, and the Court dismissed the lawsuit on March 21, 2025. During the first quarter of 2025, we adjusted the $56.0 million accrual previously recorded for this matter to zero, as the loss was no longer probable.
In March 2024, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us related to our dispute handling practices and procedures. The NORA letter alleged that Trans Union LLC violated the FCRA’s requirements to conduct a reasonable reinvestigation of disputed information and follow reasonable procedures to assure maximum possible accuracy of the information in consumer reports, and the Consumer Financial Protection Act’s prohibition of unfair, deceptive, and abusive acts or practices. On July 12, 2024, the CFPB Enforcement Division advised us that it had obtained authority to pursue an enforcement action against us seeking specific injunctive relief provisions and civil money penalties. We were previously engaged in active discussions with the CFPB regarding this matter, but given recent changes in CFPB leadership, our engagement with the agency on this matter has paused. We cannot provide an estimate of when, or if, such engagement will resume. We further cannot provide assurance that the CFPB will not ultimately commence a lawsuit against us in this matter, nor are we able to predict the likely outcome of this matter.
See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 20, “Contingencies” for information regarding the CFPB matter.
Additionally, on October 5, 2023, we entered into a Consent Order with the CFPB and the FTC to resolve alleged violations of the FCRA relating to our Tenant and Employment screening business, TransUnion Rental Screening Solutions, Inc., and Trans Union LLC. Pursuant to the Consent Order, we paid $11.0 million in redress and $4.0 million in civil money penalties and implemented certain business process changes. We remain subject to and in compliance with the Consent Order, and any failure to adhere to its requirements could result in additional regulatory action or penalties.
In recent years, the consumer reporting industry has been subject to heightened scrutiny. If this trend continues, it could result in more regulatory and legislative scrutiny of the practices of our industry and additional regulatory enforcement actions and litigation, which could adversely affect our business and results of operations.
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
Our businesses are subject to regulation under the FCRA, the GLBA, the DPPA, HIPAA, HITECH, the Dodd-Frank Act, the FTC Act and various other international, federal, state and local laws and regulations. See “Business-Legal and Regulatory Matters” for a description of select regulatory regimes to which we are subject. These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information available in the marketplace, are complex, change frequently and have tended to become more stringent over time. We already incur significant expenses in implementing programs designed to ensure compliance with these laws.
Currently, public concern is high with regard to the operation of consumer reporting agencies in the United States, as well as the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information, department of motor vehicle data and other personal data.
In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the collection and use of this type of personal information. As a result, over a dozen U.S. states have passed comprehensive privacy legislation intended to provide consumers with greater transparency and control over their personal information by providing consumers with certain rights, such as the right to know what personal information is being collected about them, and the right to access, delete, correct, or opt out of the sale of their personal information. While these laws include specific exemptions for practices and activities regulated by the FCRA, the GLBA, HIPAA and the DPPA, including our credit reporting business, they apply to other portions of our business that are not regulated by these laws.
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
Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information, or that require us to provide services to consumers or a segment of consumers without charge, could adversely affect our business, financial condition or results of operations. Evolutions in consumer finance regulatory requirements or market practices involving our customers also might negatively affect our businesses and the markets into which we sell. For instance, the Federal Housing Finance Agency and various government sponsored entities continue to evaluate permitting mortgage originators to underwrite loans using less than three credit reports, rather than the current mandate to use a credit report from each of the three national consumer reporting agencies. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. Certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business. See “Business-Legal and Regulatory Matters.”
Regulatory oversight of our contractual relationships with certain of our customers may adversely affect our business.
Regulatory guidance to financial institutions like national banks (e.g., from The Office of the Comptroller of the Currency’s (the “OCC”)) on assessing and managing risks associated with third-party relationships, which include all business arrangements between a bank and another entity, by contract or otherwise, requires banks to exercise comprehensive oversight throughout each phase of a bank’s business arrangement with third-party service providers, and instructs banks to adopt risk management processes commensurate with the level of risk and complexity of its third-party relationships. The OCC and other regulators expect especially rigorous oversight of third-party relationships that involve certain “critical activities,” which include significant bank functions or significant shared services or other activities that could have a major impact on a bank’s operations. In light of this guidance, our existing or potential financial services customers subject to regulation may continue to revise their third-party risk management policies and processes and the terms on which they do business with us, which may adversely affect our relationship with such customers.
The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.
Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal or state authorities or by consumers. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal credit reporting, medical privacy and financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutory and punitive damages. Additionally, our customers might face similar proceedings, actions or inquiries, which could affect their business and, in turn, our ability to do business with those customers. While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us.
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
In the United States, legislation related to AI Technologies has been introduced at the federal level and 46 states have passed at least one law relating to AI Technologies. For example, the California Privacy Protection Agency finalized regulations under the California Consumer Privacy Act, which will become effective over the course of 2026 through 2027, regarding the use of automated decision-making. California also enacted 17 new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which requires developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.
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
Over the last several years, we have derived a growing portion of our revenues from customers outside the United States, and it is our intent to continue to expand our international operations, including our planned acquisition in Mexico. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel internationally to expand our abilities to deliver differentiated services to our international customers. Expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. Moreover, the services we offer in developed and emerging markets must match our customers’ demand for those services. Due to price, limited purchasing power and differences in the development of consumer credit markets, there can be no assurance that our services will be accepted in any particular developed or emerging market, and we cannot be sure that our international expansion efforts will be successful. The results of our operations and our growth rate could be adversely affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
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
•unfavorable tax rules;
•political and economic conditions in foreign countries, particularly in emerging markets, and between countries;
•foreign trade policies;
•the presence and acceptance of varying level of business corruption in international markets;
•varying business practices in foreign countries; and
•reduced protection for intellectual property rights.
For example, in 2025, reported revenue from our International segment increased 4.4% including the impact of foreign currencies, or 3.6% on a constant currency basis which excludes the impact of foreign currencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Years Ended December 31, 2025, 2024 and 2023-Revenue-International Segment.” As we continue to expand our business, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could adversely affect our business, financial condition and results of operations.

We face geopolitical and other risks associated with our international operations, which could materially adversely impact our results of operations and our financial condition.
We conduct operations in over 30 countries and, in the fiscal year ended December 31, 2025, approximately 22% of our reported revenue was derived by our international operations based on where it was earned, which subjects us to various risks inherent in global operations. We may conduct business in additional foreign jurisdictions in the future, which may carry operational risks. At any particular time, our global operations may be affected by local changes in laws, regulations, and political and economic environments, including inflation, recession, currency volatility, and competition, as well as business and operational decisions made by joint venture partners.
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
An important focus of our business is to identify business partners who can enhance our services and enable us to develop solutions that differentiate us from our competitors. We have entered into several alliance agreements or license agreements with respect to certain of our data assets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies among certain customer industries, or to grant licenses on terms that ultimately may prove to be unfavorable to us, either of which could adversely affect our business, financial condition or results of operations. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in maintaining or commercializing the alliance agreements’ services, such commercial failure could adversely affect our business.
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
As of December 31, 2025, the book value of our debt was approximately $5.1 billion primarily consisting of outstanding borrowings under Trans Union LLC’s senior secured credit facility. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement govern our debt limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness, and any additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional debt, the priority of that debt may impact the ability of existing debt holders to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us, subject to collateral arrangements. These restrictions will also not prevent us from incurring obligations that do not constitute indebtedness. We also have the ability to request incremental loans on the same terms under the existing senior secured credit facility up to the greater of $1.0 billion and 100% of consolidated EBITDA, as defined in the credit agreement, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25 to 1.0, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control as discussed above. Our total scheduled principal repayments of debt made in 2025 and 2024 were $78.5 million and $48.9 million, respectively. Our total interest expense for 2025 and 2024 was $235.8 million and $265.2 million, respectively. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
In the recent past, our stock price has been volatile and has declined due to a number of factors, including the deteriorating macroeconomic environment, changing expectations about our future revenue and operating results, and softening of the forward-looking guidance we have provided. The financial markets have at various times experienced significant price and volume fluctuations that have impacted the stock prices of many companies in the broader markets and in our industry in particular. These broad market and industry-specific fluctuations, as well as deteriorating macroeconomic conditions, could have a material adverse effect on our results of operations, financial condition and stock price. We reconcile the fair value of our reporting units to our market capitalization during our annual goodwill impairment test, which we conduct more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. A decrease in our market capitalization could be an indicator that one or more of our reporting units has a goodwill impairment.
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
Our business and operations are exposed to risks arising from developments and trends associated with climate change and other sustainability matters, including risks associated with our own reporting or other initiatives.
There are inherent environmental, including climate-related risks, wherever business is conducted. Various meteorological phenomena and extreme weather events may directly or indirectly disrupt our operations or those of our suppliers or infrastructure on which we rely, require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition, or results of operations. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Any significant failure, compromise, interruption or a significant slowdown of operations, whether as a result of climate change or otherwise, may impair our ability to deliver our products and services.
There is also scrutiny from various stakeholders on companies’ management of climate, human capital, and other sustainability matters. Such scrutiny may result in increased costs, changes in demand, enhanced compliance or disclosure obligations, increased legal exposure or other adverse impacts on our business, financial condition or results of operations. Additionally, stakeholder expectations are not uniform and, at times, may conflict. For example, while some policymakers have adopted or are considering adopting requirements for sustainability-related disclosures or other substantive requirements on sustainability matters, other policymakers have taken actions to constrain companies’ consideration of such matters. Both advocates and opponents of sustainability matters are engaging in increased activism, including litigation and media campaigns, to advocate their perspectives. Changing market dynamics and other global and domestic policy developments also have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.
We engage in various initiatives (including disclosures) to address sustainability matters and stakeholder expectations across the various locations where we do business. However, such initiatives may be costly and may not have the desired effect. Many of our initiatives, including targets and disclosures, are informed by methodologies, standards, and data that continue to evolve, are subject to varying interpretations, and are often subject to factors outside of our control. As with other companies, our approach to such matters evolves over time, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Moreover, actions or statements that we may make based on expectations, assumptions, calculation methodologies or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. For example, there have been increasingly nuanced allegations against companies making significant sustainability claims due to a variety of perceived deficiencies in disclosure, methodology, or performance, including as stakeholder perceptions of sustainability continue to evolve. Our disclosures on these matters, a failure to satisfy evolving stakeholder expectations for sustainability matters, a failure to successfully navigate competing stakeholder expectations, or a failure or perceived failure to meet our commitments or targets on our established timeline may potentially harm our reputation, result in adverse stakeholder engagements, or otherwise adversely impact our business, financial condition or results of operations.
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
Our share repurchase program may change from time to time, and we may not repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend on several factors, including market and business conditions, applicable debt covenants, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our Board may deem relevant from time to time. Repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance stockholder value.
General Risks
Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results from operations.
We have significant amounts of goodwill and intangible assets. On a regular basis, we evaluate our assets for impairment based on various factors, including actual operating results and expected trends of projected revenues, profitability and cash flows. As of December 31, 2025, our Consolidated Balance Sheet included goodwill of $5,259.5 million and other net intangibles of $3,098.5 million. We conduct a goodwill impairment test in the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, we perform a quantitative impairment test for that reporting unit. Our quantitative impairment test consists of a fair value calculation for each reporting unit that combines an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. The quantitative impairment test requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates, and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows of each reporting unit are based on historical experience and internal operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to each reporting unit.

We believe the assumptions that we use in our qualitative and quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain. During times of economic distress, declining demand and declining earnings could lead to us to have less favorable estimates of our future cash flows, discount rates or market multiples. Such changes could lead to lower estimated fair values of our reporting units, which could lead to a material impairment charge. In certain markets where we operate, macroeconomic conditions are unfavorable. If these unfavorable macroeconomic conditions persist longer than we currently expect, or are worse than we currently expect, our estimates of revenue growth rates and EBITDA margins would decline, which could lead to an impairment of goodwill. For example, during 2023, inflationary pressures and rising interest rates in the U.K. resulted in a goodwill impairment of $414 million in our United Kingdom reporting unit.
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
Natural disasters, pandemics, terrorist acts, war, actions by governments, and other geopolitical activities could disrupt our operations.
We operate in numerous U.S. and international locations, and we have offices in a number of major cities across the globe. The occurrence of, or concerns related to, a major weather event, earthquake, hurricane, flood, drought, volcanic activity, disease or pandemic, or other natural disaster could significantly disrupt our operations. In addition, acts of civil unrest, failure of critical infrastructure, terrorism, war and armed conflict (including the ongoing conflicts in the Middle East, India, Ukraine and Russia), and abrupt political change, as well as responses by various governments and the international community to such acts, can have a negative effect on our business. Such events could impede delivery of our products and services to our clients, disrupt or shut down the internet or other critical client-facing and business processes, impede the travel of our personnel and clients, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which can negatively impact our financial condition and operating results. Such events could also impact the business of our clients, which could materially adversely affect our business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. We have dedicated global incident response teams and regularly run incident response training exercises. We proactively perform security testing ourselves and employ the use of third parties to test our security as well. These are performed in the form of penetration tests, red teams and a bug bounty program.
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
The ERMC, which meets monthly, also monitors TransUnion’s risk and governance policies and procedures to ensure that TransUnion’s risks remain within the Board-approved Global Risk Appetite Statement. The ERMC reviews the broader risk environment applicable to TransUnion and provides direction to mitigate (to an acceptable level) certain identified risks that may adversely affect our ability to achieve strategic objectives. The ERMC stewards our Enterprise Risk Management Policy and additional enterprise policies in risk-related areas, such as privacy and information security and key issues are reported to the appropriate committee of the Board.

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
Our CISO assists the ERMC in staying informed about and monitoring efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the information technology environment.
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
ITEM 2. PROPERTIES
Properties
Our corporate headquarters is located in an office building we own in Chicago, Illinois and includes a data center. As of December 31, 2025, we lease space in over 110 other locations, including office space and additional data centers. These locations are geographically dispersed to meet our sales and operating needs. We anticipate that suitable additional or alternative space will be available at commercially reasonable terms for future expansion.
ITEM 3. LEGAL PROCEEDINGS
See Part II, ITEM 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 20 “Contingencies” for information regarding our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers, and their positions and ages as of February 27, 2026, are set forth below:

Name	Age	Position
Christopher A. Cartwright	60	President & Chief Executive Officer and Director
Mohamed F. Abdelsadek	50	Executive Vice President, Chief Global Solutions Officer
Venkat Achanta	53	Executive Vice President, Chief Technology, Data & Analytics Officer
Todd M. Cello	50	Executive Vice President, Chief Financial Officer
Tiffani L. Chambers	48	Executive Vice President, Chief Operations Officer
Steven M. Chaouki	53	President, U.S. Markets
Heather J. Russell	54	Executive Vice President, Chief Legal Officer
Todd C. Skinner	56	President, International
Alicia B. Zuiker	44	Executive Vice President, Chief Human Resources Officer
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
Mohamed F. Abdelsadek has served as Executive Vice President, Chief Global Solutions Officer since March 2025. As TransUnion works to make trust possible in global commerce, Mr. Abdelsadek oversees TransUnion’s products and solutions globally, including managing strategy, planning, product development, innovation and commercialization of current and new products to drive revenue growth and profitability for the Company.
Mr. Abdelsadek previously served as EVP, Business and Market Insights at Mastercard and member of the company’s management committee from July 2024 to March 2025. Prior to that he held positions at Mastercard including EVP, Data, Insights & Analytics from January 2022 to July 2024; EVP, Services in North America from May 2020 to December 2021; and EVP, Strategy and Corporate Development from September 2017 to April 2020. Prior to Mastercard, Mohamed was SVP, General Manager of Synchrony Financial, Executive, Global Head of Strategy for GE Capital and Associate Partner for McKinsey & Company.
Mr. Abdelsadek earned an M.B.A. from the University of Pennsylvania’s Wharton School, an M.S. in computer science from Columbia University and a bachelor’s degree in computer science and electrical engineering from SUNY at Stony Brook.
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
Todd M. Cello joined the Company in October 1997 and has held numerous roles with increasing levels of responsibility in the corporate finance department. Mr. Cello has served as our Executive Vice President, Chief Financial Officer since August 2017. Prior to his current role, Mr. Cello served as Senior Vice President and International CFO from August 2015 to August 2017, overseeing financial operations for the International segment. Prior to that, Mr. Cello served as Vice President, Financial Planning and Analysis from January 2009 to August 2015, overseeing the enterprise financial planning and analysis function, where he played a lead role in the two leveraged buyouts of TransUnion in 2010 and 2012 and the initial public offering of TransUnion in 2015. Prior to that, Mr. Cello served as Vice President and U.S. Information Services CFO from October 2005 to December 2008, overseeing financial operations of the U.S. Information Services segment. Mr. Cello also serves on the University of Illinois Chicago’s College of Business Advisory Council.
Mr. Cello earned his bachelor’s degree in Accounting from University of Illinois Chicago and is a certified public accountant.
Tiffani L. Chambers has served as Executive Vice President, Chief Operations Officer since February 2025. As TransUnion works to deliver premium experiences for consumers and customers globally, Ms. Chambers oversees activities including consumer relations and customer delivery, onboarding and support. In addition, she has oversight of enterprise-wide services including process optimization, global real estate and procurement, and TransUnion’s Global Capability Centers in Costa Rica, Africa and India.
Ms. Chambers previously served as Chief Operating Officer to the Retail Banking Division at Bank of America from October 2021 until December 2024. Beginning in July 2018, she served as Chief Operating Officer for Bank of America’s global banking and markets, risk, finance and infrastructure technology teams. She also served as Managing Director of Global Client Strategy and Operations for Goldman Sachs, and held leadership roles with JP Morgan Chase, Lehman Brothers and American Express.
Ms. Chambers earned her M.B.A. from Harvard Business School and her B.B.A. from Emory University.
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
Mr. Chaouki earned his bachelor’s degree from Boston University and his M.B.A. from the University of Chicago Booth School of Business. He serves on the Board of Trustees of the Field Museum of Natural History.
Heather J. Russell has served as Executive Vice President, Chief Legal Officer of TransUnion since June 2018. Ms. Russell is an accomplished legal executive with more than 25 years of diverse experience across the global financial services and technology sectors. She is responsible for legal, risk, compliance, government and regulatory relations, corporate governance, consumer privacy, business continuity and sustainability functions for TransUnion and its subsidiaries around the world. Prior to joining the Company in 2018, Ms. Russell served as: Executive Vice President, Chief Legal Officer and Corporate Secretary at Fifth Third Bank; Managing Director and Global Head of Public Policy and Regulatory Affairs at Bank of New York Mellon; and as Senior Vice President and Associate General Counsel at Bank of America. She also spent eight years at Skadden in Washington, D.C. and London focused on bank regulatory issues, consumer financial services, corporate finance, and mergers and acquisitions.
Ms. Russell earned her B.A. from the College of William & Mary and her J.D. with honors from American University’s Washington College of Law, where she received the Outstanding Graduate Award. Ms. Russell is the board chair of the Consumer Data Industry Association, the trade association for the consumer reporting industry. She is also on the board of the U.S. Chamber of Commerce, the world’s largest business organization, where she serves on the Nominating and Governance Committee. Ms. Russell is also on the boards of Illinois Legal Aid – where she serves on the Executive Committee and as Secretary of the organization – and the Chicago Council on Global Affairs, where she serves on the Executive Committee and chairs the Nominating and Governance Committee.
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
Alicia B. Zuiker has served as Executive Vice President, Chief Human Resources Officer since June 2025. In this role, she leads TransUnion’s ongoing work to build a people strategy, culture and reputation that helps make trust possible in global commerce so that consumers and organizations can transact with confidence. She is responsible for the Company’s Human Resources and Communications functions.
Ms. Zuiker previously led human resources for Lyft as Chief People Officer from February 2023 through January 2025. Prior to that, she served as Chief People Officer at Visby Medical from May 2021 through December 2022, and Director, People, at Google from November 2019 through April 2021. Previously, she spent 14 years at General Electric in a series of human resources leadership roles spanning GE’s Digital and Capital businesses, among others.
Ms. Zuiker earned a master’s degree in human resource management from Purdue University and a bachelor’s degree in business administration and psychology from Alma College.
Our executive officers are elected annually by our Board. There are no family relationships among any of the Company’s executive officers.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on The New York Stock Exchange under the symbol “TRU” since June 25, 2015.
Holders of Record
As of January 30, 2026, we had 8 stockholders of record. We have a greater number of beneficial owners of our stock who own their shares through brokerage firms and other nominees.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[3]
October 1 to October 31	827,082	$78.55	806,098	$785.7
November 1 to November 30	1,059,191	$80.85	1,059,100	$700.1
December 1 to December 31	1,357	$83.74	—	$700.1
Total	1,887,630	$79.84	1,865,198

1.The total number of shares purchased includes 22,432 shares that were repurchased from employees for withholding taxes on restricted stock units vesting pursuant to the terms of the Company’s equity compensation plans and net settled and shares purchased as part of the program discussed below.
2.Excludes excise taxes and broker’s commissions.
3.On February 11, 2025, our Board authorized the repurchase of up to $500.0 million of our common stock (the “2025 Repurchase Plan”). On October 22, 2025, the Board approved an increase to the 2025 Repurchase Plan authorization to $1.0 billion (including amounts repurchased as of such date under the original 2025 Repurchase Plan). Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason and the share repurchase program does not have an expiration date. Any repurchased shares will be retired and returned to the status of authorized but unissued shares of the Company. This new share repurchase authorization replaces all previous authorizations.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of TransUnion under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison of cumulative total shareholder return for the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financials Index. The graph assumes that $100 was invested at market close on December 31, 2020, in each of the Company’s common stock, the Russell 3000 and the Dow Jones U.S. Financial Index. The cumulative total returns for the Russell 3000 and the Dow Jones U.S. Financial Index assume reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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
We have built robust data and analytics assets for a large portion of the adult population in the markets we serve. We use our OneTru solution enablement platform to centralize data management, identity resolution, AI-powered analytics, enabling more persistent identity resolution with sharper, more contextualized insights. We use these insights, combined with our industry expertise, to develop relevant solutions to solve customers’ needs, including credit risk, marketing and fraud mitigation. Because of our work, customers can better understand consumers in order to make more informed decisions, earn consumer trust through personalized experiences, and extend the appropriate opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in better offers and opportunities.
Our solutions enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, and mitigate fraud. We have deep domain expertise across a number of attractive industries, which we also refer to as verticals, including Financial Services and Emerging Verticals, which includes Insurance, Technology, Retail and E-Commerce, Telecommunications, Media, Tenant & Employment Screening, Collections, and Public Sector. In addition, consumers use our solutions to view their credit profiles, access analytical tools that help them understand and manage their personal financial information, and take precautions against identity theft. We have a global presence in over 30 countries and territories across North America, Latin America, Europe, Africa, India and Asia Pacific.
Our addressable market includes the global data and analytics market, which continues to grow as companies increasingly recognize the benefits of data and analytics-based decision making, and as consumers recognize the important role that their data identities play in their ability to procure goods and services and prevent fraud. There are several underlying trends supporting this market growth, including the proliferation of data, advances in technology such as AI that enable data to be processed more quickly and efficiently to provide business insights, and growing demand for these business insights across industries and geographies. We have grown our business by expanding the breadth and depth of our data, strengthening our analytics capabilities, expanding into complementary vertical markets, deepening our solution suites in areas such as fraud mitigation and marketing, building out our geographic portfolio, investing in technology infrastructure, and enhancing our global operating model. As a result, we believe we are well positioned to expand our share within the markets we currently serve.
Segments
We manage our business and report our financial results in two reportable segments: U.S. Markets and International, which reflects the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker (“CODM”) assesses the Company’s performance. See Part II, Item 8 “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 18, “Reportable Segments” for additional information about our operating segments.
U.S. Markets
The U.S. Markets segment provides data, analytics and actionable insights to businesses and consumers. Businesses use our services to acquire customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities, mitigate fraud risk and respond to data breach events. Consumers use our services to manage their personal finances and take precautions against identity theft.

International
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and technology solutions services and other value-added risk management services. In addition, we have insurance, business and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, automotive, collections, public sector, gaming and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive vertical in our U.S. Markets segment that help consumers proactively manage their personal finances and take precautions against identity theft.
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
Factors Affecting Our Results of Operations
The following are certain key factors that affect, or have recently affected, our results of operations:
Macroeconomic and Industry Trends
Our revenues and results of operations have been and can be significantly influenced by general macroeconomic conditions, including but not limited to, interest rates, inflation, tariffs, housing demand, the availability of credit and capital, employment levels, consumer confidence and the risk of recession.
Following three interest rate cuts in 2024 totaling 100 basis points, the U.S. Federal Reserve (the “Fed”) paused further rate cuts in the first half of 2025, in response to uncertainty around the new U.S. administration’s economic and trade policies and their potential impact on inflation, employment, and consumer spending. Continued growth in consumer spending and real wages through the first half of 2025 supported this interest rate pause, but by the third quarter, a weakening employment situation, in particular a material slowing of hiring by businesses, as well as continued easing of inflation, led the Fed to resume rate cuts with a 25 basis point drop in September 2025 followed by two additional rate cuts totaling 50 basis points in the fourth quarter. Further rate cuts could spur renewed consumer confidence to borrow as well as increased demand for rate-sensitive lending products, in particular mortgage loans.
Macro-economic conditions in the U.K. and Canada continue to show signs of improvement, driven by falling inflation and moderate growth in other economic indicators. Regulatory actions in India have slowed credit expansion while GDP growth remained robust in the first three quarters of 2025 but slowed in the fourth quarter as a result of high U.S. tariffs. Foreign central banks have also begun to lower rates, which we expect will increase demand for rate-sensitive lending products.
In April 2025, the U.S. announced a minimum 10% import duty on all trading partners and higher rates on several large trading partners, with exemptions for certain industries and products. These announcements led to increased market volatility and uncertainty. If policies that significantly increase tariff rates are maintained, there is potential for the U.S. and global economic growth to slow, with increased probability for recession and increased inflation across many of the markets where we operate. With trade negotiations and legal challenges ongoing, the final timing and amount of tariff rates remains uncertain and therefore the impact is difficult to forecast, though it is likely that the final outcome of trade negotiations with many U.S. trading partners will result in higher tariff rates. Despite the early implementation of higher tariffs having a lower-than-expected impact on U.S. inflation rates in 2025, market uncertainty is putting pressure on the global macroeconomic environment. The uncertainty of tariff policy, price increases and stock market volatility has dampened, and may continue to suppress, consumer sentiment.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes potentially significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented periodically through 2027. The impacts of the OBBBA are reflected in our results for the year ended December 31, 2025 resulting in an increase in our provision for income taxes due to foreign inclusions and a decrease in our income taxes paid in 2025.
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

Effects of Inflation
We believe that elevated levels of inflation have had, and will continue to have, a negative impact on our business and results of operations, including decreased demand for our services. In response to significant reduction in inflation levels from peak levels in 2022 and 2023, the Fed and several international central banks began lowering interest rates in 2024 and 2025, and have indicated that further interest rate reductions in the future are possible. Meanwhile, rates that remain elevated relative to historic levels may result in depressed consumer spending on non-essential goods and services, and consequently lower demand for credit, which could have a material adverse impact on various aspects of our business in the future.
Developments that Impact Comparability Between Periods
The following developments impact the comparability of our balance sheets, results of operations and cash flows between years:
Transformation Plan
On November 12, 2023, our Board approved a transformation plan to optimize our operating model and continue to advance our technology. When we announced the transformation plan, we expected to recognize one-time pre-tax expenses of $355.0 to $375.0 million from the fourth quarter of 2023 through the end of 2025. We incurred a total of $373.4 million in pre-tax expenses from the two initiatives discussed below in connection with the transformation plan, consistent with our overall expectations.
The operating model optimization program transitioned certain job responsibilities to our GCCs and reduced our facility footprint. We expected to incur total one-time pre-tax expenses of $205.0 to $215.0 million for employee separation expenses, facility exit expenses and other business optimization expenses. We incurred cumulative expenses of $204.7 million associated with this initiative.
The incremental investment to advance our technology, which was the final phase of our accelerated technology investment, fundamentally transformed our technology infrastructure through the implementation of a global cloud-based approach to streamline product development, increase efficiency of ongoing operations and maintenance, enable a continuous improvement approach, and provide a single global platform for fulfillment of our product lines. We expected to incur one-time pre-tax expenses of $150.0 to $160.0 million associated with this initiative. We incurred cumulative expenses of $168.7 million associated with this initiative, slightly above our estimate but within the expected range for the overall transformation plan.
We expected to generate annual savings of $120.0 to $140.0 million upon completion of the transformation plan in 2025. During the year ended December 31, 2025, we realized annualized savings of approximately $130.0 million from the transformation plan. We incurred capital expenditures of 7.1% of revenue, below our prior expectations of 8% for 2025. We continue to expect to reduce our capital expenditures to approximately 6% in 2026.
As of December 31, 2025, we have accrued liabilities remaining for the payment of employee separation costs of $10.7 million in connection with our operating model optimization program. We expect payment of these liabilities to occur in 2026.
See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 10, “Restructuring” for additional information about our restructuring expenses and “Results of Operations – Non-GAAP Measures” for additional details of the composition of these expenses.
Monevo Acquisition
On April 1, 2025, we gained control of Monevo by acquiring the remaining 70% of its outstanding equity, of which we previously owned 30%. We accounted for the transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations. Accordingly, we remeasured our initial 30% investment, including the call option, at a fair value of $60.8 million, resulting in a non-taxable gain of $12.3 million recorded within other income and (expense), net in the Consolidated Statements of Operations. Monevo’s results of operations subsequent to the acquisition date, which are not material, are reflected in both the U.S. Markets and International segments for the year ended December 31, 2025, and affect the comparability of results to the prior year. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 2, “Business Acquisition,” for further information about this transaction.
Legal Matters
On February 28, 2025, the CFPB, Trans Union LLC, TransUnion Interactive, Inc. and Mr. Danaher, the former President of Consumer Interactive, filed a joint stipulation with the Court to voluntarily dismiss the lawsuit related to the 2017 Consent Order with prejudice, and the Court dismissed the lawsuit on March 21, 2025. During the first quarter of 2025, we adjusted the $56.0 million previously accrued for this matter to zero, as the loss was no longer probable. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 20, “Contingencies” for additional information about this matter.

Share Repurchase Plan
On February 11, 2025, our Board authorized the 2025 Repurchase Plan. On October 22, 2025, the Board approved an increase to the 2025 Repurchase Plan authorization to $1.0 billion (including amounts repurchased as of such date under the original 2025 Repurchase Plan). Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The 2025 Repurchase Plan does not have an expiration date.
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the year ended December 31, 2025, the Company repurchased approximately 3,577,000 shares of common stock, respectively, for a total of $302.0 million, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share for the year ended December 31, 2025 was $84.45. As of December 31, 2025, $700.1 million remains available for repurchases under the 2025 Repurchase Plan.
Debt
During the second quarter of 2025, we entered into a third-party financing arrangement to purchase certain long-lived assets that will be repaid over 5 years.
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
In 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,238.1 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,082.8 million that amortizes each quarter beginning the first quarter 2025. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.

During 2025, we did not make any debt prepayments. During 2024, we prepaid $150.0 million of our Senior Secured Term Loan B-5, funded from cash-on-hand, and expensed $0.3 million of unamortized original issue discounts and deferred financing fees to other income and (expense), net in the Consolidated Statements of Operations. During 2023, we prepaid $250.0 million of our Senior Secured Term Loan B-6, funded from our cash-on-hand, and expensed $3.4 million of the unamortized original issue discount and deferred fees to other income and (expense), net in the Consolidated Statements of Operations. These transactions affect the comparability of interest expense between years, as further discussed in “Results of Operations – Non-Operating Income and (Expense) – Interest Expense” below.
Goodwill Impairment
During 2023, we identified a triggering event requiring an interim impairment assessment for our United Kingdom reporting unit, which resulted in a goodwill impairment of $414.0 million, as discussed in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 5, “Goodwill.”
Key Components of Our Results of Operations
Revenue
We report revenue for our two reportable segments, U.S. Markets and International. Within the U.S. Markets segment, we report and disaggregate revenue by vertical, which consists of our Financial Services, Emerging and Consumer Interactive verticals. Within the International segment, we disaggregate revenue by regions, which consists of Canada, Latin America, the United Kingdom, Africa, India and Asia Pacific.
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

Results of Operations—Years Ended December 31, 2025, 2024 and 2023
(Tabular amounts in millions, except per share amounts)
For the years ended December 31, 2025, 2024 and 2023, our results of operations were as follows:

	Years Ended			Change
	December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
Revenue	$4,576.3	$4,183.8	$3,831.2	$392.6	9.4%	$352.6	9.2%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	1,872.0	1,673.3	1,517.3	198.8	11.9%	155.9	10.3%
Selling, general and administrative	1,264.9	1,239.3	1,171.6	25.7	2.1%	67.7	5.8%
Depreciation and amortization	574.8	537.8	524.4	37.0	6.9%	13.3	2.5%
Goodwill impairment	—	—	414.0	—	nm	(414.0)	nm
Restructuring	6.8	66.8	75.3	(60.0)	(89.8)%	(8.5)	(11.3)%
Total operating expenses	3,718.6	3,517.1	3,702.7	201.5	5.7%	(185.6)	(5.0)%
Operating income	857.8	666.7	128.5	191.1	28.7%	538.2	nm
Non-operating income and (expense)
Interest expense	(235.8)	(265.2)	(288.2)	29.4	(11.1)%	23.0	(8.0)%
Interest income	33.2	28.5	20.7	4.7	16.5%	7.8	37.7%
Earnings from equity method investments	20.3	18.3	16.3	2.1	11.5%	2.0	12.3%
Other income and (expense), net	(32.5)	(47.1)	(22.7)	14.6	(31.0)%	(24.4)	nm
Total non-operating income and (expense)	(214.8)	(265.5)	(273.9)	50.8	(19.1)%	8.3	(3.0)%
Income (loss) from continuing operations before income taxes	643.0	401.1	(145.3)	241.9	60.3%	546.5	nm
Provision for income taxes	(173.1)	(98.8)	(44.7)	(74.2)	75.1%	(54.1)	nm
Income (loss) from continuing operations	469.9	302.3	(190.1)	167.6	55.4%	492.4	nm
Discontinued operations, net of tax	—	—	(0.7)	—	nm	0.7	nm
Net income (loss)	469.9	302.3	(190.8)	167.6	55.4%	493.1	nm
Less: net income attributable to noncontrolling interests	(14.5)	(18.0)	(15.4)	3.4	(18.9)%	(2.6)	16.9%
Net income (loss) attributable to TransUnion	$455.4	$284.4	$(206.2)	$171.1	60.2%	$490.5	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Revenue
For 2025, revenue increased $392.6 million, or 9.4%, compared with 2024, due primarily to growth in both segments, partially offset by a decrease of 0.1% due to the impact of foreign currencies, as further discussed in the Segment Results of Operations section below.
For 2024, revenue increased $352.6 million, or 9.2%, compared with 2023, due primarily to growth in both segments, partially offset by a decrease of 0.1% due to the impact of foreign currencies, as further discussed in the Segment Results of Operations section below.

Operating Expenses
Cost of services
For 2025, cost of services increased $198.8 million compared with 2024. The increase was due primarily to:
•    an increase of approximately $118.0 million in product and fulfillment costs due primarily to an increase in certain product cost pricing in our U.S. Markets segment and an increase in volume in both segments, partially offset by a decrease in variable postage costs related to breach remediation revenue in 2024 in our U.S Markets segment;
•an increase of approximately $48.0 million in technology and communications costs, including increased cloud-computing costs and costs for our accelerated technology investment; and
•a net increase of approximately $22.0 million in labor-related costs, due primarily to an increase in employee benefits and incentive compensation.
For 2024, cost of services increased $155.9 million compared with 2023. The increase was due primarily to:
•an increase of approximately $138.0 million in product and fulfillment costs resulting from an increase in certain product cost pricing primarily in our U.S. Markets segment, an increase in variable postage related to an increase in breach remediation business in our U.S. Markets segment and an increase in volume in both segments;
•a net increase of approximately $10.0 million in labor-related costs, due primarily to an increase in annual incentive and stock-based compensation, partially offset by the realization of benefits from our operating model transformation plan;
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
Selling, general and administrative
For 2025, selling, general and administrative expenses increased $25.7 million compared with 2024. The increase was due primarily to:
•a net increase of approximately $69.0 million in labor-related costs including salaries, stock-based compensation and commissions benefits;
•an increase of approximately $9.0 million in marketing and advertising costs; and
•an increase of approximately $4.0 million in technology and communications costs, including our accelerated technology investment, partially offset by:
•a decrease of $56.0 million in legal and regulatory expenses, related to the reduction of an accrued liability for a lawsuit that was dismissed in the first quarter of 2025, as further discussed in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 20, “Contingencies.”
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

Depreciation and amortization
For 2025, depreciation and amortization increased $37.0 million compared with 2024 due primarily to the increase in capital expenditures related to our accelerated technology investment initiative over the past three years and incremental intangible asset amortization from our recent acquisition.
For 2024, depreciation and amortization increased $13.3 million compared with 2023 due primarily to the increase in capital expenditures related to our accelerated technology investment initiative over the prior two years.
Goodwill impairment
For 2023, we recorded a partial goodwill impairment of $414.0 million related to our United Kingdom reporting unit. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 5, “Goodwill,” for additional information.
Restructuring
Restructuring expenses relate to our operating model optimization program. These expenses included $6.8 million, $24.7 million and $71.9 million of employee separation expenses for 2025, 2024, and 2023, respectively. Facility exit costs of $42.1 million, including a loss on early termination of a facility lease, and $3.4 million were included in restructuring expenses for 2024 and 2023, respectively.
See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 10, “Restructuring,” for additional information.
Non-Operating Income and (Expense)
Interest expense
For 2025, interest expense decreased $29.4 million compared with 2024. The decrease in 2025 was due to lower average interest rates resulting from refinancing transactions in 2024 and rate cuts in 2025 and 2024 and a decrease in the outstanding principal balance due to higher debt prepayments in 2024, partially offset by the replacement of our hedges.
For 2024, interest expense decreased $23.0 million compared with 2023. The decrease in 2024 was due primarily to a decrease in outstanding principal balance due to the prepayments and refinancing transactions made in 2023 and 2024, partially offset by an increase in the average periodic variable rate on the unhedged portion of our debt.
Approximately 75.5% and 71.6% of our debt is hedged with interest rate swaps as of December 31, 2025 and 2024, respectively.
Interest income
The increase in interest income each period was due primarily to an increase in our average investment balances.
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

				Change
	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
Other income and (expense), net:
Acquisition fees	$(13.9)	$(11.2)	$(8.2)	$(2.8)	(24.7)%	$(3.0)	(36.4)%
Debt-related expenses	(1.9)	(20.2)	(11.5)	18.3	90.4%	(8.7)	(75.7)%
Other income (expense), net	(16.6)	(15.7)	(3.0)	(0.9)	(5.5)%	(12.7)	nm
Total other income and (expense), net	$(32.5)	$(47.1)	$(22.7)	$14.6	31.1%	$(24.4)	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions, and include costs related to our acquisition of Monevo and costs related to our pending acquisitions of the mobile division of RealNetworks and Trans Union de Mexico.

Debt-related expenses
See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about our debt.
For 2025, debt-related expenses included $1.9 million of other deferred financing expenses.
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
Other income (expense), net

	Years Ended December 31,
	2025	2024	2023
Loss from post-acquisition adjustments from previous acquisitions	$—	$(7.2)	$(4.3)
Fair value and impairment adjustments	(16.8)	(8.4)	(1.6)
Transition services agreement income	—	—	4.8
Currency remeasurement losses, net	(0.4)	(2.1)	(4.8)
Miscellaneous non-operating income	0.6	1.9	2.9
Total other income (expense), net	$(16.6)	$(15.7)	$(3.0)
Loss from post-acquisition adjustments relate to contingent consideration or to assets and liabilities that occurred after the acquisition measurement period. Fair value and impairment adjustments primarily relate to investments in affiliated companies and any related call and put options, notes receivable, mark-to-market adjustments on acquisition-related foreign currency forward contracts, and the gain on our acquisition of Monevo in 2025 as further discussed in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 2, “Business Acquisition.” Transition services agreement income relates to the support services that we provided to the purchaser of our healthcare business in 2023. Currency remeasurement losses, net consist of realized foreign currency gains and losses for transactions in currencies other than the functional currency of the corresponding consolidated entity that were settled during the period. Miscellaneous non-operating income includes dividends received from our Cost Method Investments and other miscellaneous non-operating income and expense.
Provision for Income Taxes
Our effective tax rates were 26.9%, 24.6% and (30.8)% for 2025, 2024 and 2023 respectively. The effective tax rate was higher in 2025 compared to 2024 due primarily to the full year impact of a legal entity restructuring executed during the fourth quarter of 2024 to support the expansion of our global footprint and align with emerging global minimum tax requirements under the Organization for Economic Cooperation and Development (“OECD”) Pillar Two framework, which increased our taxes in certain foreign jurisdictions. The effective tax rate was higher in 2024 compared to 2023 due primarily to the impact of non-deductible goodwill impairments causing a loss for income before taxes in 2023.

The OECD introduced the Pillar Two framework establishing a global minimum tax rate of 15% which has been adopted by numerous jurisdictions in 2024 and 2025. In January 2026, the OECD introduced the “side-by-side” framework, expected to apply for fiscal years beginning on or after January 1, 2026, which is designed to reduce certain foreign top-up tax rules for eligible U.S.-parented groups. We will continue to monitor developments and evaluate any potential impacts on our results.

Segment Results of Operations—Years Ended December 31, 2025, 2024 and 2023
Management, including our CODM, evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the years ended December 31, 2025, 2024 and 2023, our segment revenue, Adjusted EBITDA and Adjusted EBITDA margin were as follows:

				Change
	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$1,684.6	$1,433.8	$1,244.9	$250.8	17.5%	$188.9	15.2%
Emerging Verticals	1,318.8	1,215.5	1,168.2	103.4	8.5%	47.3	4.0%
Consumer Interactive	575.3	588.7	579.7	(13.3)	(2.3)%	9.0	1.5%
U.S. Markets gross revenue	$3,578.7	$3,237.9	$2,992.8	$340.8	10.5%	$245.1	8.2%

International gross revenue
Canada	$167.0	$154.4	$140.5	$12.6	8.2%	$13.9	9.9%
Latin America	135.4	134.7	121.8	0.7	0.5%	12.9	10.6%
UK	269.7	227.7	216.6	41.9	18.4%	11.1	5.1%
Africa	74.1	66.4	60.6	7.7	11.7%	5.8	9.5%
India	264.2	269.4	218.9	(5.2)	(1.9)%	50.6	23.1%
Asia Pacific	100.5	105.8	91.9	(5.2)	(4.9)%	13.9	15.1%
International gross revenue	$1,011.0	$958.4	$850.4	$52.5	5.5%	$108.2	12.7%

Total gross revenue	$4,589.7	$4,196.3	$3,843.1	$393.4	9.4%	$353.2	9.2%
Intersegment revenue eliminations	(13.4)	(12.6)	(11.9)	(0.8)	6.5%	(0.6)	5.3%
Total revenue as reported	$4,576.3	$4,183.8	$3,831.2	$392.6	9.4%	$352.6	9.2%

Adjusted EBITDA:
U.S. Markets	$1,356.6	$1,232.8	$1,119.0	$123.8	10.0%	$113.8	10.2%
International	440.5	425.5	367.5	15.0	3.5%	58.0	15.8%

Adjusted EBITDA margin:
U.S. Markets	37.9%	38.1%	37.4%		(0.2)%		0.7%
International	43.6%	44.4%	43.2%		(0.8)%		1.2%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For 2025, U.S. Markets revenue increased $340.8 million, or 10.5%, compared with the same period in 2024. Revenue from Financial Services and Emerging Verticals increased $250.8 million, $103.4 million, respectively, partially offset by a decrease of $13.3 million in the Consumer Interactive vertical as further discussed below.
For 2024, U.S. Markets revenue increased $245.1 million, or 8.2%, compared with the same period in 2023, due to growth in all verticals. Revenue from Financial Services, Emerging Verticals, and Consumer Interactive increased $188.9 million, $47.3 million, and $9.0 million, respectively, as further discussed below.
Financial Services: For 2025, Financial Services revenue increased $250.8 million, or 17.5%, compared to 2024. The Mortgage line of business grew due primarily to increased pricing. Our other lines of business also grew due primarily to price and volume increases in our Auto line of business, and volume increases and new wins in our Consumer Lending and Card & Banking lines of business.
For 2024, Financial Services revenue increased $188.9 million, or 15.2%, compared with 2023. A majority of the growth in Financial Services came from our Mortgage line of business, due primarily to increases in price and batch activity. Our other lines of business also grew due primarily to an increase in batch activity and price increases in our Auto line of business, partially offset by a decrease in volumes.
Emerging Verticals: For 2025, Emerging Verticals revenue increased $103.4 million, or 8.5%, compared with 2024, due primarily to increases in Insurance and most other verticals from volume increases across online and batch services, new business wins and pricing increases.
For 2024, Emerging Verticals revenue increased $47.3 million, or 4.0%, compared to 2023, due primarily to increases in the Insurance and the Technology, Retail and E-Commerce verticals from new business wins and an increase in volumes.
Consumer Interactive: For 2025, Consumer Interactive revenue decreased $13.3 million, or 2.3%, compared with 2024, due to large breach revenue in 2024, partially offset by volume growth and revenue from our acquisition of Monevo.
For 2024, Consumer Interactive revenue increased $9.0 million, or 1.5%, compared with 2023, due primarily to an increase in breach remediation revenue, partially offset by a decrease in our Direct channel from slowing demand for paid credit products.
Adjusted EBITDA
For 2025, Adjusted EBITDA increased $123.8 million due primarily to an increase in revenue, partially offset by higher variable product and fulfillment costs and other operating costs. Adjusted EBITDA margins decreased 0.2% due primarily to product and fulfillment costs outpacing revenue growth in the mix of revenues and higher cloud-computing and other technology costs.
For 2024, Adjusted EBITDA increased $113.8 million due primarily to an increase in revenue and a decrease in labor costs from our operating model optimization program, partially offset by higher variable product and fulfillment costs, an increase in annual incentive compensation, and an increase in litigation expenses. Adjusted EBITDA margin increased 0.7% due primarily to high-margin revenue growth and realization of cost savings from the transformation plan.
International Segment
Revenue
For 2025, International revenue increased $52.5 million, or 5.5%, compared with 2024. The increase was due primarily to higher local currency revenue in all regions except for Asia Pacific, driven by increased volumes from improving economic conditions in most regions and new product initiatives. The acquisition of Monevo contributed 1.5% of the increase. This was partially offset by a decrease of 0.7% from the impact of foreign currencies.
For 2024, International revenue increased $108.1 million, or 12.7%, compared with 2023. The increase was due primarily to higher local currency revenue in all regions, driven by increased volumes from improving economic conditions and new product initiatives, partially offset by a decrease of 0.3% from the impact of foreign currencies.
Canada: For 2025, Canada revenue increased $12.6 million, or 8.2%, compared with 2024. The increase was due primarily to higher local currency revenue from broad-based volume increases, new business wins and product launches, and increased breach services, partially offset by a decrease of 2.2% from the impact of foreign currencies.
For 2024, Canada revenue increased $13.9 million, or 9.9%, compared with 2023. The increase was due primarily to higher local currency revenue from broad-based volume increases, new business wins, and increased batch and breach remediation services, partially offset by a decrease of 1.6% from the impact of foreign currencies.
Latin America: For 2025, Latin America revenue increased slightly compared with 2024. Local currency revenue increased, compared with 2024, primarily due to higher batch services across several of our regions, new business wins and volume increases partially offset by a decrease of 1.4% from the impact of foreign currencies.
For 2024, Latin America revenue increased $12.9 million, or 10.6%, compared with 2023. The increase was due primarily to higher local currency revenue from broad-based growth across several of our markets, partially offset by a decrease of 1.4% from the impact of foreign currencies.

United Kingdom: For 2025, United Kingdom revenue increased $41.9 million, or 18.4%, compared with 2024. The increase was due primarily to an increase of 6.3% from revenue of our acquisition of Monevo, volume increases and new business wins, and an increase of 3.6% from the impact of foreign currencies.
For 2024, United Kingdom revenue increased $11.1 million, or 5.1%, compared with 2023. The increase was due primarily to volume and batch increases and an increase of 2.6% from the impact of foreign currencies, partially offset by the impact of a drop in volume from a one-time contract in the prior year.
Africa: For 2025, Africa revenue increased $7.7 million, or 11.7%, compared to 2024. The increase was due primarily to new business wins as well as volume growth in emerging countries and emerging verticals, and an increase of 2.4% from the impact of foreign currencies.
For 2024, Africa revenue increased $5.8 million, or 9.5%, compared to 2023. The increase was due primarily to meaningful new business wins and contract renewals as well as volume growth in emerging countries and emerging verticals, partially offset by a decrease of 0.3% from the impact of foreign currencies.
India: For 2025, India revenue decreased $5.2 million, or 1.9%, compared to 2024. Local currency revenue increased, compared with 2024, due primarily to new business wins and higher commercial volumes, partially offset by a decrease of 4.0% from the impact of foreign currencies.
For 2024, India revenue increased $50.6 million, or 23.1%, compared to 2023. The increase was due primarily to higher local currency revenue from strong, broad-based growth across all aspects of the business, including online, batch, consumer and commercial volumes, partially offset by a decrease of 1.6% from the impact of foreign currencies.
Asia Pacific: For 2025, Asia Pacific revenue decreased $5.2 million, or 4.9%, compared to 2024. The decrease was due primarily to prior year one-time contracts and current year price decreases, partially offset by strong growth in volumes in the Philippines. The impact of foreign currencies resulted in a decrease of 0.1%.
For 2024, Asia Pacific revenue increased $13.9 million, or 15.1%, compared to 2023. The increase was due primarily to strong growth in the Philippines across key banking clients, along with growth in Hong Kong from our FinTech and other clients, partially offset by one-time batch jobs in prior year and a decrease of 0.7% from the impact of foreign currencies
Adjusted EBITDA
For 2025, Adjusted EBITDA increased $15.0 million due primarily to increased revenue in most regions as discussed above, partially offset by an increase in expenses due to the increase in revenue. Adjusted EBITDA margins decreased 0.8% due primarily to a shift in the mix of revenues.
For 2024, Adjusted EBITDA increased $58.0 million due primarily to increased revenue in India and other regions as discussed above, partially offset by an increase in annual incentive compensation. Adjusted EBITDA margins increased 1.2% due primarily to a shift in the mix of revenue in our larger regions.

Non-GAAP Measures—Years Ended December 31, 2025, 2024 and 2023
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

•Mergers and acquisitions, divestitures and business optimization expenses are non-recurring expenses associated with specific transactions (exploratory or executed) and consist of (i) transaction and integration costs, (ii) post-acquisition adjustments to contingent consideration or to assets and liabilities that occurred after the acquisition measurement period, (iii) fair value and impairment adjustments related to investments and related call and put options, notes receivable, gains or losses on a step acquisition and mark-to-market adjustments on acquisition-related foreign currency forward contracts, (iv) transition services agreement income, and (v) a loss on disposal of a business. We exclude these expenses as we believe they are not directly correlated to the underlying performance of our business operations and vary depending upon the timing of such transactions. These expenses are reported in costs of services, selling, general and administrative and other income and (expenses), net, on our Consolidated Statements of Operations.
•Accelerated technology investment includes Project Rise and the final phase of our technology investment announced in November 2023. Project Rise was announced in February 2020 and was originally expected to be completed in 2022. Following our acquisition of Neustar in December 2021, we recognized the opportunity to take advantage of Neustar’s capabilities to enhance and complement our cloud-based technology already under development as part of Project Rise. As a result, we extended Project Rise’s timeline to 2024. In November 2023, we announced our plans to further leverage Neustar’s technology to standardize and streamline our product delivery platforms and to build a single global platform for fulfillment of our product lines. This represents the final phase of the technology investment in our global technology infrastructure and core customer applications. The accelerated technology investment fundamentally transformed our technology infrastructure by implementing a global cloud-based approach to streamline product development, increase the efficiency of ongoing operations and maintenance and enable a continuous improvement approach to avoid the need for another major technology overhaul in the foreseeable future. The unique effort to build a secure, reliable and performant hybrid cloud infrastructure required us to dedicate separate resources in order to develop the new cloud-based infrastructure in parallel with our current on-premise environment by maintaining our existing technology team to ensure no disruptions to our customers. The costs associated with the accelerated technology investment are incremental and redundant costs that will not recur now that the program has been completed and are not representative of our underlying operating performance. Therefore, we believe that excluding these costs through the end of the program in 2025 from our non-GAAP measures provides a better reflection of our ongoing cost structure. These costs are primarily reported in cost of services and therefore do not include amounts that are capitalized as internally developed software.
•Operating model optimization program represents employee separation costs, facility lease exit costs, and other business process optimization expenses incurred in connection with the transformation plan discussed further in “Results of Operations – Factors Affecting Our Results of Operations.” We excluded these expenses through the end of the program in 2025 as we believe they are not directly correlated to the underlying performance of our business. Further, these costs will vary and may not be comparable during the transformation initiative as we progress toward an optimized operating model. These costs are reported primarily in restructuring and selling, general and administrative on our Consolidated Statements of Operations.
•Net other adjustments principally relate to: (i) deferred loan fee expense from debt prepayments and refinancing, (ii) other debt financing expenses consisting primarily of revolving credit facility deferred financing fee amortization and commitment fees and expenses associated with ratings agencies and interest rate hedging, (iii) currency remeasurement on foreign operations, (iv) legal and regulatory expenses, net, and (v) other non-operating (income) expense. We exclude these expenses as we believe they are not directly correlated to the underlying performance of our business and create variability between periods based on the nature and timing of the expense or income. These costs are reported in selling, general and administrative and in non-operating income and expense, net as applicable based on their nature on our Consolidated Statements of Operations.

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
•Stock-based compensation (see Consolidated Adjusted EBITDA above)
•Goodwill impairment (see Consolidated Adjusted EBITDA above)
•Mergers and acquisitions, divestiture and business optimization (see Consolidated Adjusted EBITDA above)
•Accelerated technology investment (see Consolidated Adjusted EBITDA above)
•Operating model optimization program (see Consolidated Adjusted EBITDA above)
•Net other is consistent with the definition in Consolidated Adjusted EBITDA above except that other debt financing expenses and certain other miscellaneous income and expense that are included in the adjustment to calculate Adjusted EBITDA are excluded in the adjustment made to calculate Adjusted Net Income.
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
•Excess tax (benefit) expense for stock-based compensation is the permanent difference between expenses recognized for book purposes and expenses recognized for tax purposes, in each case related to stock-based compensation expense. We exclude this amount from the Adjusted Provision for Income Taxes in order to be consistent with the exclusion of stock-based compensation from the calculation of Adjusted Net Income.
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
For the years ended December 31, 2025, 2024 and 2023, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Years Ended			Change
	December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
Reconciliation of net income (loss) attributable to TransUnion to consolidated Adjusted EBITDA:
Net income (loss) attributable to TransUnion	$455.4	$284.4	$(206.2)	$171.1	60.2%	$490.5	nm
Discontinued operations, net of tax	—	—	0.7	—	nm	(0.7)	(100.0)%
Income (loss) from continuing operations attributable to TransUnion	$455.4	$284.4	$(205.4)	$171.1	60.2%	$489.8	nm
Net interest expense	202.6	236.7	267.5	(34.1)	(14.4)%	(30.8)	(11.5)%
Provision for income taxes	173.1	98.8	44.7	74.2	75.1%	54.1	nm
Depreciation and amortization	574.8	537.8	524.4	37.0	6.9%	13.3	2.5%
EBITDA	$1,405.8	$1,157.7	$631.2	$248.2	21.4%	$526.5	83.4%
Adjustments to EBITDA:
Stock-based compensation	145.6	121.2	100.6	24.4	20.1%	20.6	20.5%
Goodwill impairment[1]	—	—	414.0	—	nm	(414.0)	(100.0)%
Mergers and acquisitions, divestitures and business optimization[2]	30.0	26.5	34.6	3.5	13.3%	(8.1)	(23.4)%
Accelerated technology investment[3]	84.5	84.2	70.6	0.2	0.3%	13.6	19.3%
Operating model optimization program[4]	32.3	94.8	77.6	(62.6)	(66.0)%	17.2	22.2%
Net other[5]	(52.3)	21.8	15.2	(74.1)	nm	6.6	43.5%
Total adjustments to EBITDA	$240.1	$348.7	$712.5	$(108.6)	(31.1)%	$(363.8)	(51.1)%
Consolidated Adjusted EBITDA	$1,645.9	$1,506.3	$1,343.7	$139.6	9.3%	$162.6	12.1%

Net income (loss) attributable to TransUnion margin	10.0%	6.8%	(5.4)%		3.2%		12.2%
Consolidated Adjusted EBITDA Margin[6]	36.0%	36.0%	35.1%		—%		0.9%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.During the year ended December 31, 2023, we recorded a goodwill impairment of $414.0 million related to our United Kingdom reporting unit in our International segment.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Years Ended December 31,
	2025	2024	2023
Transaction and integration costs	$13.9	$11.2	$30.9
Fair value and impairment adjustments	16.8	8.4	1.6
Post-acquisition adjustments	(0.7)	7.0	4.3
Transition services agreement income	—	—	(2.5)
Loss on business disposal	—	—	0.3
Total mergers and acquisitions, divestitures and business optimization	$30.0	$26.5	$34.6
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

	Years Ended December 31,
	2025	2024	2023
Foundational Capabilities	$18.8	$35.7	$35.8
Migration Management	65.7	43.2	29.6
Program Enablement	—	5.4	5.2
Total accelerated technology investment	$84.5	$84.2	$70.6
4.Operating model optimization consisted of the following adjustments:

	Years Ended December 31,
	2025	2024	2023
Employee separation	$6.8	$24.7	$71.9
Facility exit	—	42.1	3.4
Business process optimization	25.5	28.0	2.3
Total operating model optimization	$32.3	$94.8	$77.6
5.Net other consisted of the following adjustments:

	Years Ended December 31,
	2025	2024	2023
Deferred loan fee expense from debt prepayments and refinancings	$0.1	$17.8	$9.3
Other debt financing expenses	2.1	2.4	2.2
Currency remeasurement on foreign operations	0.5	2.1	4.8
Legal and regulatory expenses, net	(56.0)	—	—
Other non-operating (income) and expense	1.0	(0.5)	(1.0)
Total other adjustments	$(52.3)	$21.8	$15.2
6.Consolidated Adjusted EBITDA Margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For 2025, Consolidated Adjusted EBITDA increased $139.6 million compared to 2024, due primarily to an increase in revenue and the realization of cost savings from the transformation plan, partially offset by higher product costs due to the growth in revenue compared to 2024.
Consolidated Adjusted EBITDA Margin was flat in 2025 due primarily to decreases in adjusted EBITDA margin in our segments as discussed above, partially offset by the realization of cost savings from the transformation plan.
For 2024, Consolidated Adjusted EBITDA increased $162.6 million compared to 2023, due primarily to an increase in revenue and the realization of cost savings from the transformational plan, partially offset by higher product costs and higher incentive compensation compared to 2023.
Adjusted EBITDA Margin increased in 2024 due primarily to an increase in high margin revenue and realization of cost savings from the transformation plan.

Adjusted Net Income and Adjusted Earnings Per Share

	Years Ended			Change
	December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
Reconciliation of net income (loss) attributable to TransUnion to Adjusted Net Income:
Net income (loss) attributable to TransUnion	$455.4	$284.4	$(206.2)	$171.1	60.2%	$490.5	nm
Discontinued operations, net of tax	—	—	0.7	—	nm	(0.7)	(100.0)%
Income (loss) from continuing operations attributable to TransUnion	$455.4	$284.4	$(205.4)	$171.1	60.2%	$489.8	nm
Pre-tax adjustments:
Amortization of certain intangible assets	290.2	286.1	293.6	4.1	1.4%	(7.5)	(2.5)%
Stock-based compensation	145.6	121.2	100.6	24.4	20.1%	20.6	20.5%
Goodwill impairment[1]	—	—	414.0	—	nm	(414.0)	(100.0)%
Mergers and acquisitions, divestitures and business optimization[2]	30.0	26.5	34.6	3.5	13.3%	(8.1)	(23.4)%
Accelerated technology investment[3]	84.5	84.2	70.6	0.2	0.3%	13.6	19.3%
Operating model optimization program[4]	32.3	94.8	77.6	(62.6)	(66.0)%	17.2	22.2%
Net other[5]	(55.6)	20.2	14.0	(75.8)	nm	6.2	44.1%
Total adjustments before income tax items	$527.0	$633.1	$1,005.0	$(106.1)	(16.8)%	$(371.9)	(37.0)%
Total adjustments for income taxes[6]	$(136.8)	$(148.7)	$(144.1)	$11.9	(8.0)%	$(4.6)	3.2%
Adjusted Net Income	$845.7	$768.8	$655.4	$76.9	10.0%	$113.4	17.3%

Weighted-average shares outstanding:
Basic	194.4	194.4	193.4	0.0	—%	1.1	0.5%
Diluted	196.6	196.7	194.7	(0.1)	(0.1)%	2.0	1.0%

Adjusted Earnings per Share:
Basic	$4.35	$3.95	$3.39	$0.40	10.0%	$0.56	16.7%
Diluted	$4.30	$3.91	$3.37	$0.39	10.1%	$0.54	16.1%
nm: not meaningful

	Years Ended December 31,
	2025	2024	2023
Reconciliation of diluted earnings (loss) per share from net income (loss) attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Net income (loss) attributable to TransUnion	$2.32	$1.45	$(1.07)
Discontinued operations, net of tax	—	—	—
Income (loss) from continuing operations attributable to TransUnion	$2.32	$1.45	$(1.06)
Adjustments before income tax items:
Amortization of certain intangible assets	1.48	1.45	1.51
Stock-based compensation	0.74	0.62	0.52
Goodwill impairment[1]	—	—	2.13
Mergers and acquisitions, divestitures and business optimization[2]	0.15	0.13	0.18
Accelerated technology investment[3]	0.43	0.43	0.36
Operating model optimization program[4]	0.16	0.48	0.40
Net other[5]	(0.28)	0.10	0.07
Total adjustments before income tax items	$2.68	$3.22	$5.16
Total adjustments for income taxes[6]	(0.70)	(0.76)	(0.74)
Impact of additional dilutive shares[7]	—	—	0.02
Adjusted Diluted Earnings per Share	$4.30	$3.91	$3.37
As a result of displaying amounts in millions, rounding differences may exist in the table above and footnotes below.
1.During the year ended December 31, 2023, we recorded a goodwill impairment of $414.0 million related to our United Kingdom reporting unit in our International segment.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Years Ended December 31,
	2025	2024	2023
Transaction and integration costs	$13.9	$11.2	$30.9
Fair value and impairment adjustments	16.8	8.4	1.6
Post-acquisition adjustments	(0.7)	7.0	4.3
Transition services agreement income	—	—	(2.5)
Loss on business disposal	—	—	0.3
Total mergers and acquisitions, divestitures and business optimization	$30.0	$26.5	$34.6
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

	Years Ended December 31,
	2025	2024	2023
Foundational Capabilities	$18.8	$35.7	$35.8
Migration Management	65.7	43.2	29.6
Program Enablement	—	5.4	5.2
Total accelerated technology investment	$84.5	$84.2	$70.6

4.Operating model optimization consisted of the following adjustments:

	Years Ended December 31,
	2025	2024	2023
Employee separation	$6.8	$24.7	$71.9
Facility exit	—	42.1	3.4
Business process optimization	25.5	28.0	2.3
Total operating model optimization	$32.3	$94.8	$77.6
5.Net other consisted of the following adjustments:

	Years Ended December 31,
	2025	2024	2023
Deferred loan fee expense from debt prepayments and refinancing	$0.1	$17.8	$9.3
Currency remeasurement on foreign operations	0.5	2.1	4.8
Legal and regulatory expenses, net	(56.0)	—	—
Other non-operating (income) and expense	(0.2)	0.3	—
Total other adjustments	$(55.6)	$20.2	$14.0
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
Adjusted Net Income
For 2025, Adjusted Net Income increased due primarily to an increase in operating income and a decrease in net interest expense, partially offset by an increase in the Adjusted Provision for Income Taxes due to a higher adjusted tax rate as discussed below.
For 2024, Adjusted Net Income increased due primarily to an increase in operating income and a decrease in net interest expense, partially offset by an increase in the Adjusted Provision for Income Taxes.

Adjusted Provision for Income Taxes and Effective Tax Rate

	Years Ended December 31,
	2025	2024	2023
Income (loss) from continuing operations before income taxes	$643.0	$401.1	$(145.3)
Total adjustments before income tax items from Adjusted Net Income table above	527.0	633.1	1,005.0
Adjusted income from continuing operations before income taxes	$1,170.0	$1,034.3	$859.7

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	$(173.1)	$(98.8)	$(44.7)
Adjustments for income taxes:
Tax effect of above adjustments	(135.3)	(145.5)	(135.6)
Eliminate impact of excess tax (benefit) expense for stock-based compensation	(1.5)	(1.5)	3.0
Other[1]	—	(1.7)	(11.5)
Total adjustments for income taxes	$(136.8)	$(148.7)	$(144.1)
Adjusted Provision for Income Taxes	$(309.9)	$(247.6)	$(188.8)

Effective tax rate	26.9%	24.6%	(30.8)%
Adjusted Effective Tax Rate	26.5%	23.9%	22.0%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Years Ended December 31,
	2025	2024	2023
Deferred tax adjustments	$(4.1)	$13.8	$(12.9)
Valuation allowance adjustments	(5.3)	(12.7)	4.0
Return to provision, audit adjustments, and reserves related to prior periods	11.3	(2.3)	(1.0)
Other adjustments	(2.0)	(0.5)	(1.6)
Total other adjustments	$—	$(1.7)	$(11.5)

Adjusted Provision for Income Taxes
Our adjusted tax rates were 26.5%, 23.9%, and 22.0% for 2025, 2024, and 2023 respectively. The adjusted tax rate was higher in 2025 and 2024 compared to 2023 due primarily to the impact of a legal entity restructuring executed during the fourth quarter of 2024 to support the expansion of our global footprint and align with emerging global minimum tax requirements under the OECD Pillar Two framework, which increased our taxes in certain foreign jurisdictions.

Leverage Ratio

	Years Ended December 31,
	2025	2024	2023
Reconciliation of net income (loss) attributable to TransUnion to Consolidated Adjusted EBITDA:
Net income (loss) attributable to TransUnion	$455.4	$284.4	$(206.2)
Discontinued operations, net of tax	—	—	0.7
Income (loss) from continuing operations attributable to TransUnion	$455.4	$284.4	$(205.4)
Net interest expense	202.6	236.7	267.5
Provision for income taxes	173.1	98.8	44.7
Depreciation and amortization	574.8	537.8	524.4
EBITDA	$1,405.8	$1,157.7	$631.2
Adjustments to EBITDA:
Stock-based compensation	$145.6	$121.2	$100.6
Goodwill impairment[1]	—	—	414.0
Mergers and acquisitions, divestitures and business optimization[2]	30.0	26.5	34.6
Accelerated technology investment[3]	84.5	84.2	70.6
Operating model optimization program[4]	32.3	94.8	77.6
Net other[5]	(52.3)	21.8	15.2
Total adjustments to EBITDA	$240.1	$348.7	$712.5
Consolidated Adjusted EBITDA	1,645.9	1,506.3	1,343.7
Adjusted EBITDA for Pre-Acquisition Period[6]	0.9	—	—
Leverage Ratio Adjusted EBITDA	$1,646.8	$1,506.3	$1,343.7

Total debt	$5,103.8	$5,147.2	$5,340.4
Less: Cash and cash equivalents	853.6	679.5	476.2
Net Debt	$4,250.2	$4,467.8	$4,864.2

Ratio of Net Debt to Net income (loss) attributable to TransUnion	9.3	15.7	(23.6)
Leverage Ratio[7]	2.6	3.0	3.6
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.During the year ended December 31, 2023, we recorded a goodwill impairment of $414.0 million related to our United Kingdom reporting unit in our International segment.
2.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Years Ended December 31,
	2025	2024	2023
Transaction and integration costs	$13.9	$11.2	$30.9
Fair value and impairment adjustments	16.8	8.4	1.6
Post-acquisition adjustments	(0.7)	7.0	4.3
Transition services agreement income	—	—	(2.5)
Loss on business disposal	—	—	0.3
Total mergers and acquisitions, divestitures and business optimization	$30.0	$26.5	$34.6
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

	Years Ended December 31,
	2025	2024	2023
Foundational Capabilities	$18.8	$35.7	$35.8
Migration Management	65.7	43.2	29.6
Program Enablement	—	5.4	5.2
Total accelerated technology investment	$84.5	$84.2	$70.6
4.Operating model optimization consisted of the following adjustments:

	Years Ended December 31,
	2025	2024	2023
Employee separation	$6.8	$24.7	$71.9
Facility exit	—	42.1	3.4
Business process optimization	25.5	28.0	2.3
Total operating model optimization	$32.3	$94.8	$77.6
5.Net other consisted of the following adjustments:

	Years Ended December 31,
	2025	2024	2023
Deferred loan fee expense from debt prepayments and refinancing	$0.1	$17.8	$9.3
Other debt financing expenses	2.1	2.4	2.2
Currency remeasurement on foreign operations	0.5	2.1	4.8
Legal and regulatory expenses, net	(56.0)	—	—
Other non-operating (income) and expense	1.0	(0.5)	(1.0)
Total other adjustments	$(52.3)	$21.8	$15.2
6.For years in which we made significant acquisitions, we have included a twelve-month period of adjusted EBITDA including Adjusted EBITDA for the period prior to our acquisition. The year ended December 31, 2025 includes the three months of Adjusted EBITDA related to Monevo prior to our acquisition in April 2025.
7.We define Leverage Ratio as net debt divided by Leverage Ratio Adjusted EBITDA as shown in the table above.

Our Leverage Ratio decreased in 2025 compared with 2024 due primarily to an increase in Adjusted EBITDA. Our Leverage Ratio decreased in 2024 compared with 2023 due primarily to a decrease in debt due to our continued prepayments and scheduled repayments made throughout the year, an increase in cash due to cash generated from operations and an increase in Adjusted EBITDA.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Senior Secured Revolving Line of Credit. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital allocation initiatives, and other general corporate purposes. We believe our cash on hand, cash generated from operations, and funds available under the Senior Secured Revolving Line of Credit will be sufficient to fund our planned capital expenditures, debt service and other capital allocation initiatives, and operating needs for the foreseeable future. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $853.6 million and $679.5 million at December 31, 2025 and 2024, respectively, of which $451.9 million and $432.2 million was held outside the United States in each respective period. As of December 31, 2025, we had no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and an available borrowing balance of $598.8 million.
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
Each year, we may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in our credit agreement. There were no excess cash flows for 2025 and therefore no additional payment will be required in 2026. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 12, “Debt,” for additional information about our debt.
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
We paid dividends of $0.46 per share in 2025, totaling $90.5 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
On February 11, 2025, our Board authorized the 2025 Repurchase Plan. This new share repurchase authorization replaces all previous authorizations. On October 22, 2025, the Board approved an increase to the 2025 Repurchase Plan authorization to $1.0 billion (including amounts repurchased as of such date under the original 2025 Repurchase Plan). As of December 31, 2025, $700.1 million remains available for repurchases under the 2025 Repurchase Plan.
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

Sources and Uses of Cash

	Years Ended December 31,			Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Cash provided by operating activities	$987.6	$832.5	$645.4	$155.1	$187.1
Cash used in investing activities	(331.7)	(307.4)	(318.9)	(24.3)	11.5
Cash used in financing activities	(494.6)	(308.7)	(438.8)	(185.9)	130.1
Effect of exchange rate changes on cash and cash equivalents	12.8	(13.1)	3.2	25.9	(16.3)
Net change in cash and cash equivalents	$174.1	$203.3	$(109.1)	$(29.2)	$312.4
Operating Activities
For 2025, the increase in cash provided by operating activities was due primarily to improved operating performance, lower interest expense and a penalty paid for the early termination of a facility lease in 2024, partially offset by higher income tax payments and higher bonus payouts in 2025. For 2024, the increase in cash provided by operating activities was due primarily to improved operating performance and lower net interest expense, partially offset by employee separation payments and a penalty paid for the early termination of a facility lease, both of which were in connection with our operating model optimization program.
Investing Activities
For 2025, the increase in cash used in investing activities was due primarily to our acquisition of Monevo, an increase in capital expenditures and current year investments in a convertible note receivable, partially offset by proceeds from a note receivable associated with a prior year divestiture. For 2024, the decrease in cash used in investing activities was due primarily to a decrease in investments in nonconsolidated affiliates.
Financing Activities
The increase in cash used in financing activities was due primarily to share repurchases in 2025, partially offset by higher debt prepayments in 2024. For 2024, the decrease in cash used in financing activities was due primarily to a decrease in debt payments.
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
For 2025, cash paid for capital expenditures increased $10.2 million to $326.0 million. For 2024, cash paid for capital expenditures increased $5.1 million to $315.8 million. Cash paid for capital expenditures as a percent of revenue represented 7.1% and 7.5% for 2025 and 2024, respectively.
Debt
Hedges
During 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,238.1 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,082.8 million that amortizes each quarter beginning the first quarter 2025. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On November 16, 2022, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The new swaps commenced on December 30, 2022, and expired on December 31, 2024. We designated these swap agreements as cash flow hedges.
On December 23, 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,536.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
On March 10, 2020, we entered into two interest rate swap agreements with various counterparties that effectively fixed our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expired on June 30, 2025. We designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of December 31, 2025, we were in compliance with all debt covenants.
On February 11, 2026, the Company increased its borrowing capacity under its Senior Secured Revolving Credit Facility to $1.0 billion. All other key terms of the Senior Secured Revolving Credit Facility remained unchanged.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements,” Note 12, “Debt.”
Contractual Obligations
Refer to Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements,” Note 12, “Debt,” Note 13, “Leases” and Note 19, “Commitments,” for information about our long-term debt obligations, noncancelable lease obligations, and noncancelable purchase obligations as of December 31, 2025.
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
Goodwill
As of December 31, 2025, our Consolidated Balance Sheet included goodwill of $5,259.5 million. We test goodwill for impairment on an annual basis in the fourth quarter and monitor throughout the year for impairment triggering events that indicate that the carrying value of one or more of our reporting units exceeds its fair value. We have the option to first perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative analysis indicates that an impairment is more likely than not for any reporting unit, we perform a quantitative impairment test for that reporting unit. We also have the option to bypass the qualitative analysis for any reporting unit and proceed directly to performing a quantitative impairment test.
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
We believe the assumptions that we use in our impairment analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair values of our reporting units and, therefore, future impairment charges could be required, which could be material to our consolidated financial statements. In order to ensure the assumptions used in the analysis are reasonable, we reconcile the sum of the fair value of the reporting units to our market capitalization adjusted for an estimated control premium.
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
Annual Impairment Test
For our 2025 annual goodwill impairment test, we performed a qualitative test on certain reporting units and elected to bypass the qualitative test and performed a quantitative test for other reporting units. The results of our qualitative tests did not identify any factors that suggest it was more likely than not the fair value of any of these reporting units was less than its carrying value For all of the reporting units subject to a quantitative test the fair value exceeded the carrying value by more than 10%.
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
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in legal and regulatory matters and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us, except for the pending matter with the CFPB, that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of December 31, 2025 and 2024, we had $62.2 million and $123.5 million, respectively, accrued for anticipated claims. These amounts are included in other current liabilities in the Consolidated Balance Sheets and the associated expenses are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
See Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 20, “Contingencies,” for further information.
Income Taxes
As of December 31, 2025, our Consolidated Balance Sheet included non-current deferred tax liabilities of $389.8 million. Certain deferred tax assets, including net operating loss and foreign tax credit carryforwards, may be deducted from future taxable income in computing our federal income tax liability. Our deferred tax liability includes deferred tax assets and liabilities resulting from net operating losses, tax credit carryforwards and temporary differences.
We have made certain judgments and estimates to determine various tax amounts recorded, including future tax rates, future taxable income, whether it is more likely than not a tax position will be sustained, and the amount of the unrecognized tax benefit to record. We have total deferred tax assets of $409.4 million, net of valuation allowances of $80.3 million. Our estimate of the amount of the deferred tax asset we can realize requires significant assumptions about projected revenues and income that are impacted by future market and economic conditions. We believe the judgments and estimates used are reasonable, but events may arise that were not anticipated and the outcome of tax audits may differ significantly from what is expected.
See Part II, Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 15, “Income Taxes,” for further information.
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
Interest Rate Risk
As of December 31, 2025, our Senior Secured Credit Facility consisted of senior secured term loans and a $600.0 million Senior Secured Revolving Line of Credit. The variable interest rates on these borrowings are based, at our election, on SOFR or an alternate base rate, subject to floors, plus applicable margins based on applicable net leverage ratios. As of December 31, 2025, essentially all of our outstanding debt was variable-rate debt, and had a weighted-average interest rate of 5.42% and a weighted-average life of 4.9 years. Approximately 75.5% of our variable-rate debt is hedged with interest rate swaps. During 2025, a 10% change in the average Term SOFR rates utilized in the calculation of our actual interest expense, would have increased our interest expense by approximately $5.4 million for the year.
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
Foreign Currency Exchange Rate Risk
A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we transact business in a number of foreign currencies, including British pounds sterling, the South African rand, the Canadian dollar, the Indian rupee, the Colombian peso and the Brazilian real. In addition, in November 2025 we entered into a foreign currency forward contract to economically hedge our exposure of a portion of the purchase price for our pending acquisition of a majority interest in Trans Union de Mexico, which is denominated in Mexican pesos. In reporting the results of our foreign operations, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies.
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
In 2025, revenue attributable to our International segment was $1,011.0 million, and Adjusted EBITDA attributable to our International segment was $440.5 million. A 10% change in the value of the U.S. dollar relative to a basket of the currencies for all foreign countries in which we had operations during 2025 would have changed our revenue by $101.1 million and our Adjusted EBITDA by $44.0 million. We derive an insignificant amount of international revenue and Adjusted EBITDA from our U.S. Markets segment.
A 10% change in the value of the U.S. dollar relative to a basket of currencies for all foreign countries in which we had operations would not have had a significant impact on our 2025 realized foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements
Consolidated Financial Statements
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TransUnion

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TransUnion and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Certain Revenues within the U.S. Markets Segment

As described in Notes 1 and 18 to the consolidated financial statements, for the year ended December 31, 2025, the Company’s total revenue was $4.6 billion, of which $3.6 billion related to revenues within the U.S. Markets segment. The Company has contracts with two general groups of performance obligations; those that require the Company to stand ready to provide goods and services to a customer to use as and when requested (“Stand Ready Performance Obligations”) and those that do not require the Company to stand ready (“Other Performance Obligations”). Most of the Company's Stand Ready Performance Obligations consist of a series of distinct goods and services that are substantially the same and have the same monthly pattern of transfer to its customers. The Company considers each month of service in this time series to be a distinct performance obligation and, accordingly, recognizes revenue over time. For a majority of these Stand Ready Performance Obligations, the total contractual price is variable because the Company’s obligation is to process an unknown quantity of transactions, as and when requested by customers, over the contract period. Management allocates the variable price to each month of service using the time-series concept and recognizes revenue based on the most likely amount of consideration to which the Company will be entitled, which is generally the amount the Company has the right to invoice. This monthly amount can be based on the actual volume of units delivered or a guaranteed minimum, if higher. Occasionally the Company has contracts where the amount it will be entitled to for the transactions processed is uncertain, in which case management estimates the revenue based on what management considers to be the most likely amount of consideration the Company will be entitled to and adjust any estimates as facts and circumstances evolve. Certain of the Company’s Other Performance Obligations are delivered at a point in time. Accordingly, revenue is recognized upon delivery once the Company has satisfied that obligation.

The principal consideration for our determination that performing procedures relating to revenue recognition related to certain revenues within the U.S. Markets segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over recognizing certain revenues within the U.S. Markets segment. These procedures also included, among others, (i) evaluating the revenue recognized on a sample basis by (a) obtaining and inspecting source documents, such as customer contracts, invoices, usage data, and cash receipts and (b) recalculating revenue recognized based on the terms of the related contract and usage data; and (ii) confirming a sample of outstanding customer invoice balances and, for confirmations not returned, obtaining and inspecting source documents, such as customer contracts, invoices, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 27, 2026

We have served as the Company’s auditor since 2020.

TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$853.6	$679.5
Trade accounts receivable, net of allowance of $27.7 and $19.9	905.0	798.9
Other current assets	257.7	323.4
Total current assets	2,016.3	1,801.8
Property, plant and equipment, net of accumulated depreciation and amortization of $545.0 and $506.3	258.4	203.5
Goodwill	5,259.5	5,144.3
Other intangibles, net of accumulated amortization of $2,716.3 and $2,294.5	3,098.5	3,257.5
Other assets	480.2	577.7
Total assets	$11,112.9	$10,984.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$349.9	$294.6
Current portion of long-term debt	196.9	70.6
Other current liabilities	607.6	694.4
Total current liabilities	1,154.4	1,059.6
Long-term debt	4,906.9	5,076.6
Deferred taxes	389.8	415.3
Other liabilities	116.5	114.5
Total liabilities	6,567.6	6,666.0
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2025 and December 31, 2024; 199.4 million and 201.5 million shares issued as of December 31, 2025 and December 31, 2024, respectively; and 192.4 million and 194.9 million shares outstanding as of December 31, 2025 and December 31, 2024, respectively	2.0	2.0
Additional paid-in capital	2,424.0	2,558.9
Treasury stock at cost; 7.0 million and 6.6 million shares at December 31, 2025 and December 31, 2024, respectively	(370.3)	(334.6)
Retained earnings	2,723.7	2,357.9
Accumulated other comprehensive loss	(340.2)	(367.2)
Total TransUnion stockholders’ equity	4,439.2	4,217.0
Noncontrolling interests	106.1	101.8
Total stockholders’ equity	4,545.3	4,318.8
Total liabilities and stockholders’ equity	$11,112.9	$10,984.8
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenue	$4,576.3	$4,183.8	$3,831.2
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	1,872.0	1,673.3	1,517.3
Selling, general and administrative	1,264.9	1,239.3	1,171.6
Depreciation and amortization	574.8	537.8	524.4
Goodwill impairment	—	—	414.0
Restructuring	6.8	66.8	75.3
Total operating expenses	3,718.6	3,517.1	3,702.7
Operating income	857.8	666.7	128.5
Non-operating income and (expense)
Interest expense	(235.8)	(265.2)	(288.2)
Interest income	33.2	28.5	20.7
Earnings from equity method investments	20.3	18.3	16.3
Other income and (expense), net	(32.5)	(47.1)	(22.7)
Total non-operating income and (expense)	(214.8)	(265.5)	(273.9)
Income (loss) from continuing operations before income taxes	643.0	401.1	(145.3)
Provision for income taxes	(173.1)	(98.8)	(44.7)
Income (loss) from continuing operations	469.9	302.3	(190.1)
Discontinued operations, net of tax	—	—	(0.7)
Net income (loss)	469.9	302.3	(190.8)
Less: net income attributable to noncontrolling interests	(14.5)	(18.0)	(15.4)
Net income (loss) attributable to TransUnion	$455.4	$284.4	$(206.2)

Income (loss) from continuing operations	$469.9	$302.3	$(190.1)
Less: income from continuing operations attributable to noncontrolling interests	(14.5)	(18.0)	(15.4)
Income (loss) from continuing operations attributable to TransUnion	455.4	284.4	(205.4)
Discontinued operations, net of tax	—	—	(0.7)
Net income (loss) attributable to TransUnion	$455.4	$284.4	$(206.2)

Basic earnings (loss) per common share from:
Income (loss) from continuing operations attributable to TransUnion	$2.34	$1.46	$(1.06)
Discontinued operations, net of tax	—	—	—
Net income (loss) attributable to TransUnion	$2.34	$1.46	$(1.07)
Diluted earnings (loss) per common share from:
Income (loss) from continuing operations attributable to TransUnion	$2.32	$1.45	$(1.06)
Discontinued operations, net of tax	—	—	—
Net income (loss) attributable to TransUnion	$2.32	$1.45	$(1.07)

Weighted-average shares outstanding:
Basic	194.4	194.4	193.4
Diluted	196.6	196.7	193.4
As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$469.9	$302.3	$(190.8)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	96.2	(71.9)	81.1
(Provision) benefit for income taxes	(1.5)	2.1	(2.0)
Foreign currency translation, net	94.7	(69.8)	79.1
Cash flow hedges:
Net change on interest rate swap	(90.3)	(52.3)	(75.5)
Benefit for income taxes	22.7	13.1	18.9
Cash flow hedges, net	(67.5)	(39.2)	(56.6)
Total other comprehensive income (loss), net of tax	27.2	(109.0)	22.5
Comprehensive income (loss)	497.1	193.3	(168.3)
Less: comprehensive income attributable to noncontrolling interests	(14.7)	(15.3)	(14.3)
Comprehensive income (loss) attributable to TransUnion	$482.4	$178.0	$(182.6)

See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$469.9	$302.3	$(190.8)
Less: Discontinued operations, net of tax	—	—	(0.7)
Income (loss) from continuing operations	469.9	302.3	(190.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	574.8	537.8	524.4
Goodwill impairment	—	—	414.0
Loss on repayment of loans	—	7.4	7.6
Deferred taxes	(28.8)	(157.3)	(162.7)
Stock-based compensation	145.6	121.2	100.3
Loss on early termination of lease	—	40.5	—
Other	43.7	34.3	26.0
Changes in assets and liabilities:
Trade accounts receivable	(119.4)	(105.6)	(135.1)
Other current and long-term assets	(1.9)	46.0	(12.7)
Trade accounts payable	31.3	39.2	(6.5)
Other current and long-term liabilities	(127.6)	(33.3)	80.4
Cash provided by operating activities of continuing operations	987.6	832.5	645.6
Cash used in operating activities of discontinued operations	—	—	(0.2)
Cash provided by operating activities	987.6	832.5	645.4
Cash flows from investing activities:
Capital expenditures	(326.0)	(315.8)	(310.7)
Proceeds from sale/maturity of other investments	0.2	0.2	82.3
Purchases of other investments	—	(0.2)	(53.5)
Investments in consolidated affiliates, net of cash acquired	(55.7)	—	—
Investments in nonconsolidated affiliates and notes receivable	(25.6)	(5.9)	(36.9)
Proceeds from the sale of investments in nonconsolidated affiliates	—	7.7	—
(Payments) proceeds related to disposal of discontinued operations	—	—	(0.5)
Proceeds from note receivable	72.0	—	—
Other	3.4	6.6	0.4
Cash used in investing activities	(331.7)	(307.4)	(318.9)
Cash flows from financing activities:
Proceeds from Term Loans	—	1,793.1	655.8
Repayments of Term Loans	—	(1,786.1)	(347.7)
Repayments of debt	(78.5)	(198.9)	(650.0)
Debt financing fees	—	(16.5)	(3.3)
Proceeds from issuance of common stock and exercise of stock options	22.5	24.9	23.1
Dividends to shareholders	(90.5)	(82.7)	(81.8)
Employee taxes paid on restricted stock units recorded as treasury stock	(35.7)	(31.7)	(18.4)
Repurchases of common stock	(302.0)	—	—
Distributions to noncontrolling interests	(10.4)	(10.8)	(16.5)
Cash used in financing activities	(494.6)	(308.7)	(438.8)
Effect of exchange rate changes on cash and cash equivalents	12.8	(13.1)	3.2
Net change in cash and cash equivalents	174.1	203.3	(109.1)
Cash and cash equivalents, beginning of period	679.5	476.2	585.3
Cash and cash equivalents, end of period	$853.6	$679.5	$476.2

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$234.3	$261.0	$281.2
Income taxes, net of refunds	$259.7	$202.5	$206.4
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2022	192.7	$2.0	$2,290.3	$(284.5)	$2,446.6	$(284.5)	$99.5	$4,269.4
Net (loss) income	—	—	—	—	(206.2)	—	15.4	(190.8)
Other comprehensive income (loss)	—	—	—	—	—	23.6	(1.1)	22.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(16.5)	(16.5)
Stock-based compensation	—	—	95.6	—	—	—	—	95.6
Employee share purchase plan	0.4	—	26.4	—	—	—	—	26.4
Exercise of stock options	0.1	—	0.6	—	—	—	—	0.6
Vesting of restricted stock units and performance stock units	0.8	—	—	—	—	—	—	—
Treasury stock purchased	(0.2)	—	—	(18.4)	—	—	—	(18.4)
Dividends to shareholders ($0.42 per share)	—	—	—	—	(83.3)	—	—	(83.3)
Balance, December 31, 2023	193.8	$2.0	$2,412.9	$(302.9)	$2,157.1	$(260.9)	$97.3	$4,105.5

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2023	193.8	$2.0	$2,412.9	$(302.9)	$2,157.1	$(260.9)	$97.3	$4,105.5
Net income	—	—	—	—	284.4	—	18.0	302.3
Other comprehensive loss	—	—	—	—	—	(106.3)	(2.7)	(109.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.8)	(10.8)
Stock-based compensation	—	—	116.6	—	—	—	—	116.6
Employee share purchase plan	0.4	—	29.1	—	—	—	—	29.1
Exercise of stock options	—	—	0.3	—	—	—	—	0.3
Vesting of restricted stock units and performance stock units	1.0	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(31.7)	—	—	—	(31.7)
Dividends to shareholders ($0.42 per share)	—	—	—	—	(83.6)	—	—	(83.6)
Balance, December 31, 2024	194.9	$2.0	$2,558.9	$(334.6)	$2,357.9	$(367.2)	$101.8	$4,318.8

TRANSUNION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity—Continued (in millions)
	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2024	194.9	$2.0	$2,558.9	$(334.6)	$2,357.9	$(367.2)	$101.8	$4,318.8
Net income	—	—	—	—	455.4	—	14.5	469.9
Other comprehensive income	—	—	—	—	—	27.0	0.2	27.2
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.4)	(10.4)
Stock-based compensation	—	—	140.8	—	—	—	—	140.8
Employee share purchase plan	0.3	—	26.3	—	—	—	—	26.3
Vesting of restricted stock units and performance stock units	1.3	—	—	—	—	—	—	—
Treasury stock purchased	(0.4)	—	—	(35.7)	—	—	—	(35.7)
Repurchase of common stock (including excise tax)	(3.6)	—	(302.0)	—	—	—	—	(302.0)
Dividends to shareholders ($0.46 per share)	—	—	—	—	(89.5)	—	—	(89.5)
Balance, December 31, 2025	192.4	$2.0	$2,424.0	$(370.3)	$2,723.7	$(340.2)	$106.1	$4,545.3
See accompanying notes to consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025, 2024 and 2023
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
Our solutions enable businesses to manage and measure credit risk, market to new and existing customers, verify consumer identities, and mitigate fraud. Businesses embed our solutions into their workflows to deliver critical insights and enable effective actions. Consumers use our solutions to view their credit profiles, access analytical tools that help them understand and manage their personal financial information and take precautions against identity theft. We have a global presence across North America, Latin America, Europe, Africa, India and Asia Pacific.
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
Investments in nonmarketable unconsolidated entities in which the Company is not able to exercise significant influence, our “Cost Method Investments,” are accounted for at our initial cost, minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a substantially similar investment of the same issuer. We adjust the carrying value for any purchases or sales of our ownership interests. We record any dividends received from these investments as other income in other income and (expense), net in the Consolidated Statements of Operations.
See Note 8, “Investments in Affiliated Companies,” for a further discussion.
Variable Interest Entities
At inception, we determine whether an entity in which we have made an investment in or have other variable interest arrangements with is considered a variable interest entity (“VIE”). We are required to consolidate any VIE if we are the primary beneficiary of the VIE. We are the primary beneficiary of a VIE if we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb a portion of the losses or benefits that are significant to the VIE. If we are not the primary beneficiary of the VIE, we account for the investment or other variable interests in the VIE in accordance with other applicable GAAP. When events or circumstances change our variable interests or relationships with any of these entities, we reassess our determination of whether they are a VIE and, if so, whether we are the primary beneficiary. We have a variable interest in one unconsolidated variable interest entity. At December 31, 2025 and 2024, we had exposure to loss of approximately $49.5 million and $35.3 million, respectively, consisting primarily of the carrying value of our investment and various notes and accounts receivable from this entity.
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
Share Repurchase Plan
On February 11, 2025, our Board of Directors (“Board”) authorized the repurchase of up to $500.0 million of our common stock (the “2025 Repurchase Plan”). On October 22, 2025, the Board approved an increase to the share repurchase plan authorization to $1.0 billion (including amounts repurchased as of such date under the 2025 Repurchase Plan). Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The 2025 Repurchase Plan does not have an expiration date.
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. For the year ended December 31, 2025, the Company repurchased approximately 3,577,000 shares of common stock for a total of $302.0 million, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid to repurchase shares during the year ended December 31, 2025, was $84.45. As of December 31, 2025, $700.1 million remains available for repurchases under the 2025 Repurchase Plan.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of an entity are included in the results of operations as incurred. The exchange rate gains and losses for the years ended December 31, 2025, 2024 and 2023 were not material.
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
See Note 14, “Revenue,” for further details.
Costs of Services
Costs of services includes data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and data center costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses includes personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and facilities expenses. Advertising costs are expensed as incurred. Advertising costs, which include fees we pay to our partners to promote our products online, for the years ended December 31, 2025, 2024 and 2023 were $65.1 million, $61.4 million and $64.2 million, respectively.
Stock-Based Compensation
Compensation expense for all stock-based compensation awards is determined using the grant date fair value. For all equity-based plans, we record the impact of forfeitures when they occur. Expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period.
We generally issue service-based restricted stock units that vest based on the passage of time and performance-based restricted stock units that vest based on the achievement of 3-year cumulative revenue and Adjusted Diluted Earnings per Share (“Adjusted EPS”) targets, and market-based relative total stockholder return (“TSR”) based on how our stock price performs relative to a benchmark of similar companies over a three-year period. Vesting of both restricted stock units and performance-based restricted stock units is contingent on continued employment. Prior to the year ended December 31, 2024, we issued performance-based restricted stock units that vest based on the achievement of Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) targets instead of Adjusted EPS targets. Service-based awards generally vest over 3.5 years. Performance-based awards generally vest over 3 years and the number of shares which could potentially be issued ranges from zero to 250% of the target award. We occasionally issue off-cycle or special grants that could have different performance measurements and vesting terms.
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
Benefit Plans
We maintain a defined-contribution savings plan for eligible employees. We provide a partial matching contribution based on a participant’s eligible contributions and may provide an annual discretionary contribution. Contributions to this plan for the years ended December 31, 2025, 2024 and 2023 were $33.2 million, $36.9 million and $34.7 million, respectively.
Restructuring
Restructuring expenses consist of employee-separation costs, including severance and other benefits calculated based on long-standing benefit practices and local statutory requirements. In some jurisdictions, the Company has ongoing benefit arrangements under which the Company records estimated severance and other termination benefits when such costs are deemed probable and estimable, approved by the appropriate corporate management, and if actions required to complete the termination plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Severance and other termination benefits for which there is not an ongoing benefit arrangement are recorded when appropriate corporate management has committed to the plan and the benefit arrangement is communicated to the affected employees. In addition, restructuring expenses include a loss on early termination of leased facility assets which are abandoned in connection with such terminations. See Note 10, “Restructuring,” for additional information.
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
Cash and Cash Equivalents
We consider investments in highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of our cash and cash equivalents approximate their fair value.

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
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Years Ended December 31,
	2025	2024	2023
Beginning Balance	$19.9	$16.4	$11.0
Provision for losses on trade accounts receivable	17.7	18.7	8.8
Write-offs, net of recovered accounts	(9.9)	(15.2)	(3.4)
Ending balance	$27.7	$19.9	$16.4
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
At December 31, 2025 and 2024, the Company’s marketable securities consisted of available-for-sale securities. The available-for-sale securities relate to foreign exchange-traded corporate bonds. There were no significant realized or unrealized gains or losses for these securities for any of the periods presented. We follow fair value guidance to measure the fair value of our financial assets as further described in Note 17, “Fair Value.”
We periodically review our marketable securities to determine if there is an other-than-temporary impairment on any security. If it is determined that an other-than-temporary decline in value exists, we write down the investment to its market value and record the related impairment loss in other income. There were no other-than-temporary impairments of marketable securities in 2025, 2024 or 2023.
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
As of December 31, 2025 and 2024, we had capitalized contract acquisition costs of $78.4 million and $60.4 million, respectively, which have been included in other current assets and other assets in our accompanying Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023, we amortized $19.0 million, $12.8 million and $7.2 million, respectively, of capitalized contract acquisition costs to selling, general and administrative expenses on our Consolidated Statements of Operations.
Business Combinations
We account for business combinations under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination generally be recognized at their fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated financial statements from the respective dates of acquisition. See Note 2, “Business Acquisition,” for further details.
Long-Lived Assets
Property, Plant, Equipment
Property, plant and equipment is depreciated primarily using the straight-line method, over the estimated useful lives of the assets. Buildings and building improvements are generally depreciated over 20 years. Computer equipment and furniture and purchased software are depreciated over 3 to 7 years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Assets to be disposed of, if any, are separately presented in the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. We write off the gross cost and accumulated depreciation of assets that are disposed of or no longer in use. See Note 4, “Property, Plant and Equipment” for additional information about these assets.
Definite-Lived Intangible Assets
Intangible assets are initially recorded at their acquisition cost, at relative fair value if acquired as part of an asset acquisition, or fair value if acquired as part of a business combination, and amortized over their estimated useful lives. All intangible assets are amortized on a straight-line basis, which approximates the pattern of benefit. Database and credit files are generally amortized over a 12- to 15-year period. Internal use software is generally amortized over 3- to 10-year period. Customer relationships are amortized over a 10- to 20-year period. Trademarks primarily consist of the TransUnion trade name, which is being amortized over a 40-year useful life, and the remaining trademark assets are generally amortized over a shorter period based on their estimated useful life, which ranges between 1 and 20 years. Copyrights, patents, noncompete and other agreements are amortized over varying periods based on their estimated useful lives. Intangible assets are subsequently removed from the presentation of gross cost and accumulated amortization once they are no longer in use or become fully amortized. See Note 6, “Intangible Assets” for additional information.
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
Impairment of Long-Lived Assets
We review long-lived asset groups that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. There were no significant impairment charges recorded during 2025, 2024 and 2023.
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
The quantitative impairment test requires the application of a number of significant assumptions, including estimates of future revenue growth rates, earnings before interest, taxes, depreciation and amortization (“EBITDA") margins, discount rates, and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows of each reporting unit are based on historical experience and internal operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to each reporting unit. Market multiples are based on the guideline public company method using comparable publicly traded company multiples of EBITDA for a group of benchmark companies.
See Note 5, “Goodwill,” for additional information
Leases
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
ROU lease assets are included in other assets, and operating lease liabilities are included in other current liabilities and other liabilities in our Consolidated Balance Sheet. Finance lease assets are included in property, plant and equipment, and finance lease liabilities, if any, are included in the current portion of long-term debt and long-term debt in our Consolidated Balance Sheet. For leases where we will derive no economic benefit from leased space that we have vacated, we recognize an impairment of right-of-use assets at the time we vacate. See Note 7, “Other Assets,” Note 9, “Other Current Liabilities,” Note 11, “Other Liabilities,” Note 12, “Debt,” and Note 13, “Leases,” for additional information about these items.
Recently Adopted Accounting Pronouncements
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU requires income tax disclosures to include consistent categories and greater disaggregation of information in the rate reconciliations and the disaggregation of income taxes paid by federal, state and foreign, and also for individual jurisdictions that are greater than 5% of total income taxes paid. We have adopted this standard prospectively for the year ended December 31, 2025. See Note 15, “Income Taxes,” for additional information.

Recent Accounting Pronouncements Not Yet Adopted
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
On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU states that in developing reasonable and supportable forecasts as part of estimating expected credit losses, an entity may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods on a prospective basis. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We have adopted this ASU for interim periods beginning in fiscal year 2026. We do not expect that adopting this ASU will have a material impact on our consolidated financial statements.
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
On November 25, 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements. Among other changes, this ASU introduces an alternative hedge accounting model for cash flow hedges of interest payments on choose-your-rate debt instruments, allowing entities to specify the alternative interest rate indexes and tenors that an entity may select as being hedged, without discontinuing hedge accounting. This update is effective for annual reporting periods for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, on a prospective basis. Early adoption is permitted. We are currently assessing the impact that adopting this ASU would have on our consolidated financial statements.
On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This ASU provides additional clarification on interim disclosure requirements, including a comprehensive list of interim disclosures required by GAAP. Further, this ASU includes a new disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have had a material impact. This includes material events and/or changes to items not listed as a required interim disclosure in Topic 270. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted. We are currently assessing the impact that adopting this ASU would have on our financial statements.
2. Business Acquisition
In October 2021, we acquired a 30% equity interest in Monevo Limited (“Monevo”), which we accounted for as a Cost Method Investment. On April 1, 2025, we acquired the remaining 70% of the outstanding equity of Monevo and gained control of Monevo by exercising a call option we obtained when we made our initial investment. The strike price of the call option paid at closing was $56.0 million, which was funded with cash on hand. Cash acquired from Monevo in connection with the transaction was $0.3 million, resulting in a net cash payment of $55.7 million. There was no contingent consideration related to this transaction.
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
We accounted for the transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations. Accordingly, we remeasured our initial 30% investment, including the call option and other related assets, at a fair value of $60.8 million, resulting in a non-taxable gain of $12.3 million recorded within other income and (expense), net in the Consolidated Statements of Operations. The total estimated purchase consideration of $115.7 million was principally comprised of the cash paid plus the fair value of our initial 30% investment, including the call option and other related assets. We used a combination of the discounted cash flow method and the guideline public company method to determine the overall fair value of Monevo. The gain recognized on our initial 30% equity interest and call option represents the difference between the fair value of Monevo, and the cash paid at closing plus the carrying values of our original 30% investment, the call option and other related assets.
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
The purchase price of the acquisition exceeded the fair value estimate of the net assets acquired due primarily to expected future revenue growth opportunities, synergies, operating efficiencies and the assembled workforce. None of the goodwill is tax deductible.
The total consideration for this acquisition is preliminary, pending final customary purchase price adjustments. The valuation of the assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of December 31, 2025. We will complete the analysis of the total purchase consideration and allocation once we obtain the information necessary, which we expect to do within one year from the acquisition date.
We recognized cumulative transaction costs of $3.1 million related to the acquisition, including $1.7 million for the year ended December 31, 2025, which we have recorded within other income and (expense), net in the Consolidated Statements of Operations.
3. Other Current Assets
Other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid expenses	$134.5	$126.0
Note receivable (Note 17)	—	89.7
Marketable securities (Note 17)	2.7	2.5
Other	120.5	105.1
Total other current assets	$257.7	$323.4
During the year ended December 31, 2025, we received full payment of the outstanding principal and accrued interest on a note receivable related to a prior year divestiture. Other includes a $2.9 million foreign currency forward contract as discussed in Note 17, “Fair Value.”

4. Property, Plant and Equipment
Property, plant and equipment, including those acquired by finance lease, consisted of the following:

	December 31, 2025	December 31, 2024
Computer equipment and furniture	$538.8	$468.9
Purchased software	131.2	107.4
Building and building improvements	130.2	130.4
Land	3.2	3.2
Total cost of property, plant and equipment	803.4	709.8
Less: accumulated depreciation	(545.0)	(506.3)
Total property, plant and equipment, net of accumulated depreciation	$258.4	$203.5
Depreciation expense for the years ended December 31, 2025, 2024 and 2023, was $103.4 million, $89.0 million and $96.6 million, respectively. Non-cash capital expenditures for the year ended December 31, 2025 were $50.5 million, including third-party financing incurred to purchase certain long-lived assets as discussed in Note 12, “Debt,” the effects of which are excluded from capital expenditures in our accompanying Consolidated Statements of Cash Flows.
5. Goodwill
Our reporting units consist of U.S. Markets and Consumer Interactive within our U.S. Markets segment, and the geographic regions of the United Kingdom, Africa, Canada, Latin America, India and Asia Pacific within our International reportable segment.
For our 2025 annual goodwill impairment test, we performed a qualitative test on certain reporting units and elected to bypass the qualitative test and performed a quantitative test for other reporting units. We considered a variety of factors in our decision to perform a qualitative assessment for certain reporting units, including but not limited to, macro-economic conditions, share price performance, financial performance of each reporting unit, and the results of the most recent quantitative assessment. The results of our qualitative tests did not identify any factors that suggest it was more likely than not the fair value of any of these reporting units was less than its carrying value. For all of the reporting units subject to a quantitative test the fair value exceeded the carrying value by more than 10%.
There have been no triggering events during 2025 that have required us to re-evaluate whether any of our reporting units were impaired.
During 2023, we recorded an impairment of $414.0 million for our United Kingdom reporting unit. Other than the United Kingdom impairment charge recorded in 2023 there were no impairment charges recorded in 2025, 2024 or 2023.
In 2024, we reorganized our operations to merge our Consumer Interactive operating segment with our U.S. Markets operating segment. In addition, we changed the responsibility for certain international operations previously managed within the U.S. Markets segment to certain regions within the International segment. We reallocated goodwill between our reporting units accordingly as shown in the table below. Goodwill allocated to our reportable segments as of December 31, 2025 and 2024, and the changes in the carrying amount of goodwill during the periods, which includes a reallocation of goodwill using the relative fair value allocation approach, consisted of the following:

	U.S. Markets	International	Consumer Interactive	Total
Balance, December 31, 2023	$3,602.8	$894.1	$679.1	$5,176.0
Reallocation of goodwill from segment reorganization	655.6	23.5	(679.1)	—
Foreign exchange rate adjustment	(0.8)	(30.9)	—	(31.7)
Balance, December 31, 2024	$4,257.6	$886.7	$—	$5,144.3
Business acquisition	52.9	14.4	—	67.3
Foreign exchange rate adjustment	0.8	47.1	—	47.9
Balance, December 31, 2025	$4,311.3	$948.2	$—	$5,259.5

The gross and net goodwill balances, taking into consideration the reorganization discussed above, at each period were as follows:

	December 31, 2025			December 31, 2024
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S Markets	$4,311.3	$—	$4,311.3	$4,257.6	$—	$4,257.6
International	1,362.2	(414.0)	948.2	1,300.7	(414.0)	886.7
Total	$5,673.5	$(414.0)	$5,259.5	$5,558.3	$(414.0)	$5,144.3

6. Intangible Assets
Intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,085.9	$(684.9)	$1,401.0	$2,055.0	$(561.7)	$1,493.3
Internal use software	1,778.3	(822.8)	955.5	1,589.1	(653.0)	936.2
Database and credit files	1,383.0	(1,010.4)	372.6	1,339.8	(896.6)	443.2
Trademarks, copyrights and patents	566.4	(197.9)	368.6	566.7	(183.0)	383.7
Noncompete and other agreements	1.2	(0.3)	0.8	1.3	(0.2)	1.1
Total intangible assets	$5,814.8	$(2,716.3)	$3,098.5	$5,551.9	$(2,294.5)	$3,257.5
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2024	$5,551.9	$(2,294.5)	$3,257.5
Business acquisition	64.0	—	64.0
Developed internal use software	212.8	—	212.8
Amortization	—	(471.4)	(471.4)
Disposals and retirements	(84.8)	83.9	(0.9)
Foreign exchange rate adjustment	70.8	(34.4)	36.4
Balance, December 31, 2025	$5,814.8	$(2,716.3)	$3,098.5
The weighted average lives of our intangibles is approximately 14 years as of December 31, 2025.
Amortization expense related to intangible assets for the years ended December 31, 2025, 2024 and 2023 was $471.4 million, $448.8 million and $427.8 million, respectively. Estimated future amortization expense related to intangible assets at December 31, 2025 is as follows:

Annual Amortization Expense
2026	$483.1
2027	415.7
2028	348.4
2029	298.1
2030	265.3
Thereafter	1,287.7
Total future amortization expense	$3,098.5

7. Other Assets
Other assets consisted of the following:

	December 31, 2025	December 31, 2024
Investments in affiliated companies (Note 2 and Note 8)	$232.6	$279.9
Right-of-use lease assets (Note 13)	49.2	55.8
Interest rate swaps (Note 12 and 17)	31.7	110.0
Convertible notes receivable (Note 17)	23.0	—
Deferred income tax asset (Note 15)	10.6	10.1
Other	133.1	121.9
Total other assets	$480.2	$577.7
The decrease in investments in affiliated companies includes the removal of a previously held investment that we now consolidate as discussed in Note 2, “Business Acquisition.” The decrease in interest rate swaps is due primarily to current year maturities and changes in market interest rates as discussed in Note 12, “Debt” and Note 17, “Fair Value.”
8. Investments in Affiliated Companies
Investments in affiliated companies, which are included in other assets in the Consolidated Balance Sheets, consisted of the following:

	December 31, 2025	December 31, 2024
Cost Method Investments (Note 2)	$171.1	$228.4
Equity method investments	57.8	47.8
Limited partnership investment	3.7	3.7
Total investments in affiliated companies (Note 7)	$232.6	$279.9
Gains and losses on our Cost Method Investments, which are included in other income and (expense), net in the Consolidated Statement of Operations, for the periods presented in the table below are as follows:

	Years Ended December 31,
	2025	2024	2023
Current year gains	$12.3	$6.4	$—
Current year losses	(25.4)	(8.3)	(15.9)
The gain on investments in the year ended December 31, 2025 includes the gain realized on our previously held investment that we now consolidate as discussed in Note 2, “Business Acquisition.”
Cumulative unrealized gains and losses on our Cost Method Investments that we owned as of December 31, 2025 and 2024, as shown in our Cost Method Investment balances in the first table above, were as follows:

	As of the Years Ended December 31,
	2025	2024
Cumulative unrealized gains	$50.8	$50.8
Cumulative unrealized losses	(35.0)	(30.9)
Earnings from equity method investments, which are included in other non-operating income and expense, and dividends received from equity method investments consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Earnings from equity method investments (Note 18)	$20.3	$18.3	$16.3
Dividends received from equity method investments	17.1	16.5	18.8

9. Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued payroll and employee benefits	$273.6	$269.8
Accrued legal and regulatory matters (Note 20)	62.2	123.5
Deferred revenue (Note 14)	129.8	133.8
Accrued restructuring (Note 10)	10.7	13.8
Operating lease liabilities (Note 13)	19.8	22.0
Income taxes payable (Note 15)	7.0	37.3
Other	104.5	94.2
Total other current liabilities	$607.6	$694.4
The decrease in accrued legal and regulatory matters is due primarily to the dismissal of a lawsuit as further discussed in Note 20, “Contingencies.” The decrease in income taxes payable is due primarily to an increase in income taxes paid in cash during the period as discussed in Note 15, “Income Taxes.” Other includes a $12.0 million interest rate swap liability as discussed in Note 17, “Fair Value.”

10. Restructuring
On November 12, 2023, our Board of Directors (“Board”) approved a transformation plan to optimize our operating model and continue to advance our technology. The transformation plan includes an operating model optimization program that transitioned certain job responsibilities to global capability centers and reduced our facility footprint. When we announced the transformation plan, the Company expected to record pre-tax expenses associated with the operating model optimization program of approximately $155.0 million from the fourth quarter of 2023 through the end of 2025, consisting of approximately $110.0 million of employee separation expenses and $45.0 million of facility exit expenses. We incurred a total of $149.0 million in connection with our operating model optimization program.
In 2024, as part of the transformation plan, the Company entered into an agreement to terminate a facility lease. The Company accounted for the agreement as a modification to the existing lease. The termination of the lease resulted in the payment of a $30.0 million early termination penalty during the year ended December 31, 2024. The Company recognized a loss on early termination of the lease of $40.5 million, which includes expense of $12.4 million principally associated with leasehold improvements in connection with terminating the lease.

The following table summarizes the expenses recorded for each respective period:

	Years Ended December 31,
	2025	2024	2023
Employee separation	$6.8	$24.7	$71.9
Facility exit	—	42.1	3.4
Total restructuring expenses	$6.8	$66.8	$75.3

The following table summarizes the changes in the accrued restructuring during the years ended December 31, 2025 and 2024, which are included in other current liabilities on the Consolidated Balance Sheets.

Employee Separation Costs
Balance, December 31, 2023	$64.9
Restructuring expense	24.7
Cash payments	(75.7)
Foreign exchange rate adjustment	(0.1)
Balance, December 31, 2024	$13.8
Restructuring expense	6.8
Cash payments	(9.8)
Foreign exchange rate adjustment	(0.1)
Balance, December 31, 2025 (Note 9)	$10.7

All restructuring expenses have been recorded in the Corporate unit, as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.
11. Other Liabilities
Other liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Operating lease liabilities (Note 13)	$34.8	$41.5
Unrecognized tax benefits, net of indirect tax effects (Note 15)	39.9	40.4
Deferred revenue (Note 14)	13.5	13.7
Other	28.2	18.9
Total other liabilities	$116.5	$114.5

12. Debt
Debt outstanding consisted of the following:

	December 31, 2025	December 31, 2024
Senior Secured Term Loan B-5, due in full at maturity (November 15, 2026), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (5.57% at December 31, 2025, and 6.21% at December 31, 2024), net of original issue discount and deferred financing fees of less than $0.1 million and $0.1 million, respectively, at December 31, 2025, and of less than $0.1 million and $0.2 million, respectively, at December 31, 2024	$104.4	$104.3
Senior Secured Term Loan A-4, payable in quarterly installments through June 24, 2029, with periodic variable interest at Term SOFR plus a credit spread adjustment (until the refinancing on June 24, 2024), or alternate base rate, plus applicable margin (4.97% at December 31, 2025 and 5.86% at December 31, 2024), net of original issue discount and deferred financing fees of $0.3 million and $2.6 million, respectively, at December 31, 2025, and of $0.4 million and $3.3 million, respectively, at December 31, 2024	1,240.2	1,271.9
Senior Secured Term Loan B-8, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.47% at December 31, 2025, and 6.11% at December 31, 2024), net of original issue discount and deferred financing fees of $3.6 million and $5.3 million, respectively, at December 31, 2025, and of $4.2 million and $6.1 million, respectively, at December 31, 2024	1,888.3	1,906.2
Senior Secured Term Loan B-9, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.47% at December 31, 2025, and 6.11% at December 31, 2024), net of original issue discount and deferred financing fees of $6.8 million and $11.1 million, respectively, at December 31, 2025, and of $7.9 million and $12.9 million, respectively, at December 31, 2024	1,848.8	1,864.8
Senior Secured Revolving Credit Facility	—	—
Other debt	22.1	—
Total debt	5,103.8	5,147.2
Less: current portion of long-term debt	(196.9)	(70.6)
Total long-term debt	$4,906.9	$5,076.6
Excluding any potential additional principal payments which may become due on the Senior Secured Credit Facility based on excess cash flows of the prior year, scheduled future maturities of total debt at December 31, 2025, were as follows:

2026	$196.9
2027	108.6
2028	108.6
2029	1,108.0
2030	38.1
Thereafter	3,573.3
Unamortized original issue discounts and deferred financing fees	(29.8)
Total debt	$5,103.8
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
During 2025, we did not make any debt prepayments. During 2024, we prepaid $150.0 million of our Senior Secured Term Loan B-5, funded from cash-on-hand, and expensed $0.3 million of unamortized original issue discounts and deferred financing fees to other income and (expense), net in the Consolidated Statements of Operations. During 2023, we prepaid $250.0 million of our Senior Secured Term Loan B-6, funded from cash-on-hand, and expensed $3.4 million of the unamortized original issue discount and deferred fees to other income and (expense), net in the Consolidated Statements of Operations.
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

The Company may be required to make additional payments based on excess cash flows of the prior year, as defined in the agreement. Depending on the senior secured net leverage ratio for the year, a principal payment of between zero and fifty percent of the excess cash flows will be due the following year. There is no required excess cash flow payment due for 2025. Additional payments based on excess cash flows could be due in future years.
As of December 31, 2025, we have no outstanding balance under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and an available borrowing balance of $598.8 million.
Other debt in the table above includes a third-party financing arrangement we entered into in the second quarter of 2025 to purchase certain long-lived assets. This debt will be repaid over 5 years.
TransUnion also has the ability to request incremental loans on the same terms under the Senior Secured Credit Facility up to the sum of the greater of $1,000.0 million and 100% of Consolidated EBITDA, as defined in the credit agreement, minus the amount of secured indebtedness and the amount incurred prior to the incremental loan, and may incur additional incremental loans so long as the senior secured net leverage ratio does not exceed 4.25-to-1, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of December 31, 2025, we were in compliance with all debt covenants.
On February 11, 2026, the Company increased its borrowing capacity under its Senior Secured Revolving Credit Facility to $1.0 billion. All other key terms of the Senior Secured Revolving Credit Facility remained unchanged.
Interest Rate Hedging
In 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,238.1 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commence on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,082.8 million that amortizes each quarter beginning the first quarter 2025. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2022, we entered into interest rate swap agreements with various counterparties that effectively fixed our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 30, 2022, and expired on December 31, 2024. We designated these swap agreements as cash flow hedges.
In 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,536.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2020, we entered into two interest rate swap agreements with various counterparties that effectively fixed our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The first swap commenced on June 30, 2020, and expired on June 30, 2022. The second swap commenced on June 30, 2022, and expired on June 30, 2025. We designated these swap agreements as cash flow hedges.
The net change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged debt affects earnings. See further discussion in Note 21, “Accumulated Other Comprehensive Loss.”

We expect to realize gains of approximately $27.4 million as a reduction of interest expense from our interest rate hedges over the next twelve months.
Fair Value of Debt
The fair value of our variable-rate term loans, excluding original issue discounts and deferred fees, are $5,128.6 million and $5,165.6 million as of December 31, 2025 and 2024, respectively. The fair values of our variable-rate term loans are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments.
13. Leases
Our lease obligations consist of operating leases for office space and data centers. Our operating leases have remaining lease terms of up to 7.3 years. As of December 31, 2025 and 2024, the weighted-average remaining lease terms were 3.6 years and 3.5 years, respectively. As of both December 31, 2025 and 2024, the weighted-average discount rate at lease commencement used to calculate the present value of the fixed future lease payments was 5.7%.
For the years ended December 31, 2025, 2024 and 2023 our operating lease costs, including fixed, variable and short-term lease costs, were $42.3 million, $43.0 million and $39.7 million, respectively. Cash paid for operating leases are included in operating cash flows and were $43.3 million, $39.9 million and $39.4 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
Future fixed payments for non-cancelable operating leases in effect as of December 31, 2025 are payable as follows:

2026	$21.8
2027	15.9
2028	9.3
2029	6.1
2030	3.1
Thereafter	4.3
Total operating lease payments	60.5
Less imputed interest	(5.9)
Totals	$54.6

14. Revenue
Accounts receivable are presented separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings, and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of December 31, 2025 and 2024.
As most of our contracts with customers have a duration of one year or less, our contract liabilities consist of deferred revenue that is primarily short-term in nature. Contract liabilities include current and long-term deferred revenue that is included in other current liabilities and other liabilities. We recognized substantially all of the December 31, 2024 current deferred revenue balance as revenue during 2025. We expect to recognize the December 31, 2025 current deferred revenue balance as revenue during 2026. The majority of our long-term deferred revenue, which is not material, is expected to be recognized in less than two years.
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of December 31, 2025, the aggregate amount of transaction price attributable to future performance obligations for long-term non-cancellable contracts, excluding the variable component, totals approximately $790 million. We expect to recognize approximately 50% of this amount in 2026, 30% in 2027 and 20% thereafter.
For additional disclosures about the disaggregation of our revenue see Note 18, “Reportable Segments.”

15. Income Taxes

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Federal
Current	$84.3	$130.3	$100.0
Deferred	(24.6)	(122.3)	(102.1)
State
Current	20.6	24.9	11.1
Deferred	(7.8)	(18.7)	(28.3)
Foreign
Current	97.0	100.9	96.3
Deferred	3.6	(16.3)	(32.3)
Provision for income taxes	$173.1	$98.8	$44.7

The components of income before income taxes consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Domestic	$288.1	$9.7	$(40.6)
Foreign	354.9	391.4	(104.7)
Income (loss) from continuing operations before income taxes	$643.0	$401.1	$(145.3)

As discussed in Note 1, “Significant Accounting Policies,” we prospectively adopted the income tax disclosure improvements ASU for the year ended December 31, 2025. Accordingly, disclosures for the years ended December 31, 2024 and 2023 have not been recast to conform to the new presentation requirements.

The effective income tax rate reconciliation consisted of the following:

	Year Ended December 31,
	2025
U.S. federal statutory rate	$135.0	21.0%
Total state and local income taxes[1]	12.0	1.9%
Foreign tax effects:
Canada:
Provincial tax	8.6	1.3%
Other	(0.3)	(0.1)%
India:
Statutory rate difference	6.8	1.1%
Other	6.3	1.0%
All other foreign jurisdictions	12.6	2.0%
Effect of cross-border tax laws:
Other	(0.8)	(0.1)%
Tax credits:
Research and development tax credits	(6.0)	(0.9)%
Foreign tax credit	(7.6)	(1.2)%
Changes in valuation allowances	3.0	0.4%
Nontaxable or nondeductible items:
Nondeductible compensation	11.1	1.7%
Benefit to legal and regulatory expenses	(11.8)	(1.8)%
Other	(0.1)	—%
Changes in unrecognized tax benefits	3.0	0.5%
Other adjustments	1.3	0.1%
Total	$173.1	26.9%
1.State taxes in California and Virginia made up the majority (greater than 50%) of the tax effect in this category.

	Years Ended December 31,
	2024		2023
Income taxes at statutory rate	$84.2	21.0%	$(30.5)	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	0.1	—%	(21.9)	15.1%
Foreign rate differential	(6.7)	(1.7)%	(22.5)	15.5%
Excess tax (benefits) / expense on stock-based compensation	(1.5)	(0.4)%	3.0	(2.0)%
Uncertain tax positions	6.0	1.5%	7.5	(5.2)%
Valuation allowances	(11.3)	(2.8)%	3.1	(2.1)%
Foreign withholding taxes	13.7	3.4%	13.0	(8.9)%
U.S. federal tax on foreign earnings	13.6	3.4%	0.2	(0.1)%
U.S. federal R&D tax credit	(8.1)	(2.0)%	(8.6)	5.9%
Nondeductible expenses	14.9	3.7%	6.8	(4.7)%
Nondeductible goodwill impairment	—	—%	97.3	(67.0)%
Other	(6.1)	(1.5)%	(2.7)	1.7%
Total	$98.8	24.6%	$44.7	(30.8)%
For 2025, we reported a 26.9% effective tax rate, which is higher than the 21.0% U.S. federal corporate statutory rate, due primarily to the impact of the foreign rate differential, nondeductible expenses mainly in connection with executive compensation limitations, and state taxes, partially offset by the impact of the benefit to legal and regulatory expenses from the reduction of an accrued liability to zero for the dismissal of a lawsuit previously treated as nondeductible.
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
Components of net deferred income tax consisted of the following:

	December 31, 2025	December 31, 2024
Deferred income tax assets:
Compensation	$23.5	$20.7
Employee benefits	29.1	33.6
Legal reserves and settlements	14.7	10.4
Loss and tax credit carryforwards	253.8	293.0
Leases	14.2	15.2
Section 174 R&D Expense	120.2	88.6
Other	34.2	35.1
Gross deferred income tax assets	$489.7	$496.6
Valuation allowance	(80.3)	(93.4)
Total deferred income tax assets, net	$409.4	$403.2
Deferred income tax liabilities:
Depreciation and amortization	(730.2)	(718.0)
Right of use asset	(13.8)	(14.6)
Taxes on unremitted foreign earnings	(34.7)	(25.2)
Cash flow hedges	(5.0)	(27.6)

Other	(4.9)	(23.0)
Total deferred income tax liability	$(788.6)	$(808.4)
Net deferred income tax liability	$(379.2)	$(405.2)
Deferred tax assets and liabilities result from temporary differences between tax and accounting methods. Our balance sheet includes deferred tax assets of $10.6 million and $10.1 million at December 31, 2025 and 2024, respectively, which are included in other assets.
If certain deferred tax assets are not likely recoverable in future years a valuation allowance is recorded. As of December 31, 2025 and 2024, a valuation allowance of $80.3 million and $93.4 million, respectively, reduced deferred tax assets related to worldwide net operating losses and tax credit carryforwards. Our estimate of the amount of the deferred tax asset we can realize requires significant assumptions about projected revenues and income that are impacted by future market and economic conditions. Our carryforwards will expire as follows: U.S. federal net operating loss carryforwards over two years to an indefinite number of years, foreign loss carryforwards over one year to an indefinite number of years, foreign tax credit carryforwards over ten years, interest expense carryforwards over an indefinite number of years, state net operating loss carryforwards over one year to an indefinite number of years and state tax credit carryforwards over one year to an indefinite number of years. As of December 31, 2025, the deferred tax assets associated with U.S. foreign tax credit carryforwards and U.S. federal net operating loss carryforwards were $44.1 million and $5.9 million, respectively. Deferred tax assets associated with foreign net operating loss carryforwards and foreign interest expense carryforwards were $17.8 million and $55.8 million, respectively. Deferred tax assets associated with U.S. federal and state interest expense carryforwards is $108.2 million. Deferred tax assets associated with other loss and tax credit carryforwards were not significant.
The total amount of gross unrecognized tax benefits consisted of the following:

	December 31, 2025	December 31, 2024	December 31, 2023
Balance as of beginning of period	$44.4	$45.0	$45.1
Increase in tax positions of prior years	0.1	0.8	2.2
Decrease in tax positions of prior years	(0.2)	(1.0)	(3.4)
Increase in tax positions of current year	3.4	3.3	3.0
Reductions relating to settlement and lapse of statute	(3.5)	(3.7)	(1.9)
Decrease in tax positions due to acquisition	0.1	—	—
Balance as of end of period	$44.3	$44.4	$45.0
The amounts that would affect the effective tax rate if recognized are $33.8 million, $34.4 million and $34.5 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $21.6 million, $17.7 million and $14.0 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
The total amount of cash taxes paid, net of refunds, by jurisdiction consisted of the following:

Year Ended December 31,
2025
Federal	$115.6
State	31.5
Foreign
Canada	23.6
India	54.5
Other	34.5
Total	$259.7
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
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes potentially significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented periodically through 2027. The impacts of the OBBBA are reflected in our results for the year ended December 31, 2025 resulting in an increase in our provision for income taxes due to foreign inclusions and a decrease in our income taxes paid in 2025.

16. Stock-Based Compensation
Effective upon the closing of our initial public offering, the Company’s Board and its stockholders adopted the TransUnion 2015 Omnibus Incentive Plan, which has since been amended and restated (the “2015 Plan”). During 2024, we increased the authorized shares available under the 2015 Plan to a total of 16.4 million shares. The 2015 Plan provides for the granting of stock options, restricted stock awards and restricted stock units to key employees, directors or other persons having a service relationship with the Company and its affiliates. Dividends declared accrue to outstanding restricted stock units and are paid to employees when the restricted stock units vest. As of December 31, 2025, there were approximately 3.8 million of unvested awards outstanding and approximately 8.0 million of awards have vested under the 2015 Plan.
Effective upon the closing of the initial public offering, the Company’s Board and its stockholders adopted the TransUnion 2015 Employee Stock Purchase Plan, which has since been amended and restated (the “ESPP”). During 2024, we increased the authorized shares under the ESPP to a total of 5.4 million shares. The ESPP provides certain employees of the Company with an opportunity to purchase the Company’s common stock at a discount. As of December 31, 2025, the Company has issued approximately 2.5 million shares of common stock under the ESPP.
For the years ending December 31, 2025, 2024 and 2023, stock-based compensation expense and the related income tax benefits were as follows:

	Years Ended December 31,
	2025	2024	2023
Equity-classified awards	$140.8	$117.3	$95.4
Liability-classified awards	—	—	0.2
Subtotal of 2012 and 2015 plans	140.8	117.3	95.6
ESPP stock-based compensation expense	4.8	3.9	4.9
Total stock-based compensation expense	$145.6	$121.2	$100.6

Income tax benefits related to stock-based compensation	$19.4	$17.5	$17.2

2015 Plan
Restricted Stock Units
For our 2025 performance-based restricted stock units based on TSR, the volatility inputs for our stock ranged between 39.08% and 40.43%, and the risk-free interest rate inputs ranged between 3.62% and 3.95%.

Following is a summary of service-based restricted stock units and performance-based restricted stock units as of and for the year ended December 31, 2025:

	Service-based restricted stock units		Performance-based restricted stock units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	2,325,894	$74.85	1,503,029	$98.09
Granted	1,250,762	90.62	254,419	110.18
Vested	(1,055,917)	76.45	(90,637)	99.07
Forfeited	(281,433)	80.37	(151,407)	102.14
Nonvested as of December 31, 2025	2,239,306	$82.23	1,515,404	$101.93

Expected to vest as of December 31, 2025			1,885,490	$96.98
The intrinsic value of awards vested, the fair value of awards vested and the tax benefit realized from vested awards for the periods presented are as follows:

	Years Ended December 31,
	2025	2024	2023
Intrinsic value of awards vested	$102.2	$91.6	$54.6
Total fair value of awards vested	89.7	86.0	71.7
Tax benefit realized from vested awards	17.5	16.2	10.1
As of December 31, 2025, stock-based compensation expense remaining to be recognized in future years related to restricted stock units that we currently expect to vest was $194.2 million with weighted-average recognition periods of 2 years.
Weighted-average shares outstanding include the dilutive impact of our unvested stock-based awards.

17. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2025:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Inputs	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Note 7 and 12)	$31.7	$—	$31.7	$—
Convertible notes receivable (Note 7)	23.0	—	—	23.0
Available-for-sale debt securities (Note 3)	2.7	—	2.7	—
Foreign exchange forward contract (Note 3)	2.9	—	2.9	—
Total	$60.3	$—	$37.3	$23.0

Liabilities
Interest rate swaps (Note 9 and Note 12)	$12.0	$—	$12.0	$—
Total	$12.0	$—	$12.0	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2024:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Inputs	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Note 7 and 12)	$110.0	$—	$110.0	$—
Note receivable (Note 3 and 7)	89.7		89.7
Available-for-sale debt securities (Note 3)	2.5	—	2.5	—
Total	$202.2	$—	$202.2	$—
Level 2 instruments include interest rate swaps, a foreign currency cash flow hedge, a note receivable and available-for-sale marketable securities consisting of foreign exchange-traded corporate bonds.
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
In November 2025, we entered into a foreign currency forward contract to economically hedge our exposure of a portion of the purchase price of our pending acquisition of a majority ownership interest in Trans Union de Mexico, S.A., S.I.C. (“Trans Union de Mexico”). The notional amount of the foreign exchange forward contract is MXN 2.9 billion. We determined the fair value of this contract using observable market inputs and standard valuation technique using the contracted forward rate and the current market forward rate for a contract with the same remaining term, with changes in fair value recognized in other income and (expense), net in the Consolidated Statement of Operations each period.
We determine the fair value of the note receivable each reporting period using an income approach for fixed income securities where contractual cash flows are discounted to present value at a risk-adjusted rate of return in a lattice model framework using changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk, and issuer-specific credit risk, with changes in fair value recognized in earnings each period. In December 2022, we sold the non-core businesses from our Verisk Financial acquisition, with a portion of the consideration received in the form of a $72.0 million note receivable. The note receivable accrued interest semiannually at a per annum rate of 10.6% and was payable at maturity. The note was initially recorded at fair value of $70.3 million. The note had an original maturity date of June 30, 2025, subject to an option of the note issuer to extend the maturity date for two successive terms of three months each, at an increased rate of interest at each extension. The note issuer exercised both of the three-month maturity extension options and repaid the outstanding principal and accrued interest during 2025.

We determine the fair value of the marketable securities, which are available-for-sale foreign exchange-traded corporate bonds, at their current quoted prices and they mature between 2027 and 2033. Unrealized gains and losses on the foreign exchange-traded corporate bonds, which are not material, are included in other comprehensive income.
Level 3 instruments consist of convertible notes receivable we obtained in 2025 totaling $24.3 million, from the variable interest entity we discuss in Note 1, “Significant Accounting Policies,” under the sub-heading “Variable Interest Entities.”
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
18. Reportable Segments
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
The segment financial information presented below aligns with how we report information to our CODM to assess operating performance, and how we manage the business. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting Policies.”
The following is a more detailed description of our reportable segments and the Corporate unit:
U.S. Markets
The U.S. Markets segment provides data, analytics and actionable insights to businesses and consumers. Businesses use our services to acquire customers, assess consumers’ ability to pay for services, identify cross-selling opportunities, measure and manage debt portfolio risk, collect debt, verify consumer identities, mitigate fraud risk and respond to data breach events. Consumers use our services to manage their personal finances and take precautions against identity theft. We report disaggregated revenue of our U.S. Markets segment for Financial Services, Emerging Verticals and Consumer Interactive.
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

•Consumer Interactive: The Consumer Interactive vertical provides solutions that help consumers manage their personal finances and take precautions against identity theft. Services include paid and free credit reports, scores and freezes, credit monitoring, identity protection and resolution, and financial management for consumers. This vertical also provides solutions that help businesses respond to data breach events. Our products are provided through user-friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive vertical serves consumers through both direct and indirect channels.
International
The International segment provides services similar to our U.S. Markets segment to businesses in select regions outside the United States. Depending on the maturity of the credit economy in each country, services may include credit reports, analytics and solutions services, and other value-added risk management services. In addition, we have insurance, business, and automotive databases in select geographies. These services are offered to customers in a number of industries including financial services, insurance, automotive, collections, public sector, gaming, and communications, and are delivered through both direct and indirect channels. The International segment also provides consumer services similar to those offered by our Consumer Interactive vertical in our U.S. Markets segment that help consumers proactively manage their personal finances and take precautions against identity theft.
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Gross Revenue:
U.S. Markets:
Financial Services	$1,684.6	$1,433.8	$1,244.9
Emerging Verticals	1,318.8	1,215.5	1,168.2
Consumer Interactive	575.3	588.7	579.7
Total U.S. Markets	3,578.7	3,237.9	2,992.8

International:
Canada	167.0	154.4	140.5
Latin America	135.4	134.7	121.8
United Kingdom	269.7	227.7	216.6
Africa	74.1	66.4	60.6
India	264.2	269.4	218.9
Asia Pacific	100.5	105.8	91.9
Total International	1,011.0	958.4	850.4

Total revenue, gross	$4,589.7	$4,196.3	$3,843.1

Intersegment revenue eliminations:
U.S. Markets	$(7.2)	$(6.2)	$(6.2)
International	(6.2)	(6.4)	(5.7)
Total intersegment eliminations	(13.4)	(12.6)	(11.9)
Total revenue as reported	$4,576.3	$4,183.8	$3,831.2

Significant segment expenses consisted of the following:

	Years Ended December 31,
	2025		2024		2023
	U.S. Markets	International	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$3,578.7	$1,011.0	$3,237.9	$958.4	$2,992.8	$850.4
Less:[1]
Product and fulfillment[2]	788.8	57.2	679.8	46.5	558.5	41.6
Labor-related[3]	862.5	359.2	821.4	340.0	855.0	309.3
Technology and communication[4]	274.2	48.6	230.9	43.6	223.4	39.0
Other segment items[5]	296.7	105.6	273.1	102.8	236.8	92.9
Segment Adjusted EBITDA	$1,356.6	$440.5	$1,232.8	$425.5	$1,119.0	$367.5
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
A reconciliation of Segment Adjusted EBITDA to income (loss) from continuing operations before income taxes for the periods presented is as follows:

	Years Ended December 31,
	2025	2024	2023
U.S. Markets Adjusted EBITDA	$1,356.6	$1,232.8	$1,119.0
International Adjusted EBITDA	440.5	425.5	367.5
Total	$1,797.1	$1,658.3	$1,486.5
Adjustments to reconcile to income (loss) from continuing operations before income taxes:
Corporate expenses[1]	(151.1)	(152.0)	(142.8)
Net interest expense	(202.6)	(236.7)	(267.5)
Depreciation and amortization	(574.8)	(537.8)	(524.4)
Stock-based compensation	(145.6)	(121.2)	(100.6)
Goodwill impairment	—	—	(414.0)
Mergers and acquisitions, divestitures and business[2]	(30.0)	(26.5)	(34.6)
Accelerated technology investment[3]	(84.5)	(84.2)	(70.6)
Operating model optimization program[4]	(32.3)	(94.8)	(77.6)
Net other[5]	52.3	(21.8)	(15.2)
Net income attributable to non-controlling interests	14.5	18.0	15.4
Total adjustments	$(1,154.1)	$(1,257.1)	$(1,631.8)
Income (loss) from continuing operations before income taxes	$643.0	$401.1	$(145.3)
1.Certain costs that are not directly attributable to either of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
2.Mergers and acquisitions, divestitures and business optimization expenses consist of costs associated with exploratory or executed strategic transactions and fair value and impairment adjustments related to investments and call and put options, notes receivable, gains or losses on a step acquisition and mark-to-market adjustments on acquisition-related foreign currency forward contracts.

3.Accelerated technology investment represents expenses incurred in connection with the transformation of our technology infrastructure.
4.Consists of restructuring expenses as presented on our Consolidated Statements of Operations and other business process optimization expenses.
5.Net other consists primarily of certain legal and regulatory expenses, and other non-operating income and expenses, comprised of deferred loan fee expense from debt prepayments and refinancing, currency remeasurement on foreign operations, and other debt financing expenses.

Earnings from equity method investments included in non-operating income and expense was as follows:

	Years Ended December 31,
	2025	2024	2023
U.S. Markets	$2.1	$0.1	$0.6
International	18.3	18.1	15.7
Total (Note 8)	$20.3	$18.3	$16.3
Total assets by segment consisted of the following:

	December 31, 2025	December 31, 2024
U.S. Markets	$8,105.3	$8,089.1
International	2,471.6	2,384.5
Total segment assets	10,576.9	10,473.6
Corporate	536.0	511.2
Total assets	$11,112.9	$10,984.8
Cash paid for capital expenditures by segment was as follows:

	Years Ended December 31,
	2025	2024	2023
U.S. Markets	$199.4	$210.9	$222.2
International	126.0	104.4	87.3
Total cash paid for capital expenditures by the segments	325.4	315.4	309.4
Corporate	0.6	0.4	1.3
Total	$326.0	$315.8	$310.7
Depreciation and amortization expense by segment was as follows:

	Years Ended December 31,
	2025	2024	2023
U.S. Markets	$420.3	$400.5	$393.6
International	150.7	133.3	126.4
Total segment depreciation and amortization expense	571.0	533.9	520.1
Corporate	3.7	3.9	4.4
Total	$574.8	$537.8	$524.4

Percentage of revenue based on where it was earned was as follows:

	Years Ended December 31,
	2025	2024	2023
Domestic	78%	77%	78%
International	22%	23%	22%
Percentage of long-lived assets, other than intangibles, financial assets, and deferred tax assets, based on the location of the legal entity that owns the asset, was as follows:

	As of December 31,
	2025	2024
Domestic	65%	65%
India	15%	16%
International, all other	20%	19%
19. Commitments
Future minimum payments for noncancelable operating leases, purchase obligations, and other liabilities with a remaining term in excess of one year in effect as of December 31, 2025 are payable as follows:

	Operating Leases	Purchase Obligations and Other	Total
2026	$21.8	$183.2	$205.0
2027	15.9	177.0	192.8
2028	9.3	152.4	161.8
2029	6.1	133.4	139.5
2030	3.1	3.0	6.1
Thereafter	4.3	0.1	4.4
Less imputed interest	(5.9)	—	(5.9)
Totals	$54.6	$649.2	$703.8
Purchase obligations and other excludes trade accounts payable that are included in our balance sheet as of December 31, 2025. Purchase obligations and other include commitments for outsourcing services, royalties, data licenses, and maintenance and other operating expenses.
20. Contingencies
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
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in legal and regulatory matters and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us, except for the pending matter with the Consumer Financial Protection Bureau (the “CFPB”) referenced below, that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of December 31, 2025 and 2024, we have accrued $62.2 million and $123.5 million, respectively, for legal and regulatory matters. These amounts are recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
CFPB Matters
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB alleging that we failed to comply with and timely implement a consent order issued by the CFPB in January 2017 (the “2017 Consent Order”), and further alleging additional violations related to Consumer Interactive’s marketing practices. On April 12, 2022, the agency filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of Consumer Interactive, John Danaher, in the United States District Court for the Northern District of Illinois. On February 28, 2025, the CFPB, the TU Entities and Mr. Danaher filed with the Court a joint stipulation to voluntarily dismiss the lawsuit with prejudice, and the Court dismissed the lawsuit on March 21, 2025. During 2025, we adjusted the amount previously accrued for this matter to zero, as the dismissal has rendered a loss no longer probable. As of December 31, 2024, we had accrued $56.0 million in connection with this matter.
In March 2024, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us related to our dispute handling practices and procedures. The NORA letter alleged that Trans Union LLC violated the Fair Credit Reporting Act’s requirements to conduct a reasonable reinvestigation of disputed information and follow reasonable procedures to assure maximum possible accuracy of the information in consumer reports, and the Consumer Financial Protection Act’s prohibition of unfair, deceptive, and abusive acts or practices. On July 12, 2024, the CFPB Enforcement Division advised us that it had obtained authority to pursue an enforcement action against us seeking specific injunctive relief provisions and civil money penalties. We were previously engaged in active discussions with the CFPB regarding this matter, including that our ability to make proposed changes to certain dispute handling processes is dependent on the participation of other consumer reporting agencies, data furnishers and industry participants. Given the recent changes in CFPB leadership, our engagement with the agency on this matter has paused. We cannot provide an estimate of when, or if, such engagement will resume. We further cannot provide assurance that the CFPB will not ultimately commence a lawsuit against us in this matter, nor are we able to predict the likely outcome of this matter.

21. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) On Cash Flow Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2022	$(463.5)	$178.6	$0.2	$(284.5)
Other comprehensive income (loss) before reclassifications	79.1	27.8	—	106.9
Amounts reclassified from other comprehensive (income) loss	—	(84.4)	—	(84.4)
Other comprehensive income (loss) for the year ended December 31, 2023	$79.1	$(56.6)	$—	$22.5
Other comprehensive income (loss) attributable to noncontrolling interests	1.1	—	—	1.1
Balance, December 31, 2023	$(383.4)	$122.0	$0.2	$(260.9)
Other comprehensive income (loss) before reclassifications	(69.8)	48.8	—	(21.0)
Amounts reclassified from other comprehensive (income) loss	—	(88.0)	—	(88.0)
Other comprehensive income (loss) for the year ended December 31, 2024	$(69.8)	$(39.2)	$—	$(109.0)
Other comprehensive income (loss) attributable to noncontrolling interests	2.7	—	—	2.7
Balance, December 31, 2024	$(450.2)	$82.8	$0.2	$(367.2)
Other comprehensive income (loss) before reclassifications	94.7	(11.2)	—	83.5
Amounts reclassified from other comprehensive (income) loss	—	(56.4)	—	(56.4)
Other comprehensive income (loss) for the year ended December 31, 2025	$94.7	$(67.5)	$—	$27.2
Other comprehensive income (loss) attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Balance, December 31, 2025	$(355.7)	$15.3	$0.2	$(340.2)

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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in (“COSO”). Based on our assessment, management concluded that, as of December 31, 2025, TransUnion’s internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of TransUnion’s internal control over financial reporting as of December 31, 2025, as stated in their report which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, the following directors or officers, as defined by Rule 16a-1(f) of the Exchange Act, each adopted a Rule 10b5-1 trading arrangement (“10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold[1]
Jennifer A. Williams	Senior Vice President, Chief Accounting Officer	October 29, 2025	October 30, 2026	4,634
Venkat Achanta	Executive Vice President, Chief Technology, Data & Analytics Officer	November 13, 2025	May 29, 2026	32,278
Heather J. Russell	Executive Vice President, Chief Legal Officer	December 1, 2025	June 5, 2026	29,926
1.The “Aggregate number of securities to be sold” represents the gross number of shares to be received during the duration of the respective 10b5-1 Plan, before excluding any shares withheld by the Company to satisfy its income tax withholding obligations in connection with the net settlement of the equity awards. Any underlying performance share unit awards are calculated at “target” performance.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information with respect to our Board of Directors is presented as of February 27, 2026:

Name	Position	Principal Employment
Christopher A. Cartwright	President & Chief Executive Officer, Director	President & Chief Executive Officer, TransUnion
Dr. George M. Awad	Director	Principal, Gibraltar Capital Corporation
Sayan Chakraborty	Director	Former President, Product and Technology, Workday
Suzanne P. Clark	Director	President and Chief Executive Officer, U.S. Chamber of Commerce
Hamidou Dia	Director	VP, Applied AI Engineering, Google Cloud
Russell P. Fradin	Director	Operating Partner, Clayton, Dubilier & Rice
Charles E. Gottdiener	Director	Chief Executive Officer, Anaplan, Inc.
Pamela A. Joseph	Director	Chief Executive Officer and Executive Chair, Xplor Technologies, Inc.
Thomas L. Monahan, III	Director	Chief Executive Officer, Heidrick and Struggles, Inc.
Ravi Kumar Singisetti	Director	Chief Executive Officer, Cognizant Technology Solutions Corporation
Charlotte B. Yarkoni	Director	Former President, Commerce, Ecosystems, Cloud and AI, Microsoft
Linda K. Zukauckas	Director	Chief Financial Officer, Integrity, LLC
The other information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 12, 2026, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 12, 2026, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 12, 2026, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 12, 2026, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 12, 2026, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents Filed as a Part of This Report:
(1)Financial Statements. The following financial statements are included in Item 8 of Part II:
◦Consolidated Balance Sheets— December 31, 2025 and 2024;
◦Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023;
◦Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023;
◦Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023;
◦Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; and
◦Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules.
◦Schedule I - Condensed Financial Information of TransUnion as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 and the accompanying notes; and
◦Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023.
Schedules I and II are filed as part of this Report and are set forth immediately following the signature page.
(3)The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or incorporated herein by reference.

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

10.12
Amendment No. 24 to the Credit Agreement, dated as of December 12, 2024, by and among TransUnion Intermediate Holdings, Inc. (f/k/a TransUnion Corp.), Trans Union LLC, the Guarantors, Deutsche Bank Securities Inc., BofA Securities, Inc., Capital One, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Securities, LLC, Canadian Imperial Bank of Commerce, New York Branch, Citibank, N.A., Commercial Bank of China Limited, New York Branch, Lloyds Bank PLC, PNC Bank, National Association and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto (Incorporated by reference to Exhibit 10.12 to TransUnion's Annual Report on Form 10-K filed on February 13, 2025).

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

10.15†
Amendment No. 1 to TransUnion Holding Company, Inc. 2012 Management Equity Plan Stock Option Agreement, dated as of January 1, 2016 (Incorporated by reference to Exhibit 10.7 to TransUnion’s Annual Report on Form 10-K filed on February 19, 2016).

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

10.21†	Form of TransUnion Executive Severance and Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q filed on October 26, 2021).

10.22†	Form of TransUnion Executive Severance and Restrictive Covenant Agreement, as amended (Incorporated by reference to Exhibit 10.1 to TransUnion’s Quarterly Report on Form 10-Q filed on October 23, 2024).

10.23†	Second Amended and Restated TransUnion 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on May 7, 2024).

10.24†
TransUnion 2015 Omnibus Incentive Plan Award Agreement, as amended, with respect to Restricted Stock Units (for awards granted in or after February 2023) (Incorporated by reference to Exhibit 10.1 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2023).

10.25†
TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Restricted Stock Units (for awards granted on or after February 21, 2024) (Incorporated by reference to Exhibit 10.2 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2024).

10.26†
TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Restricted Stock Units (for awards granted on or after February 28, 2025) (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q filed on April 24, 2025).

10.27†
TransUnion 2015 Omnibus Incentive Plan Award Agreement, as amended, with respect to Performance Share Units (for awards granted in or after February 2023) (Incorporated by reference to Exhibit 10.2 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2023).

10.28†
TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Performance Share Units (for awards granted on or after February 21, 2024) (Incorporated by reference to Exhibit 10.3 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2024).

10.29†
TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Performance Share Units (for awards granted on or after February 28, 2025) (Incorporated by reference to Exhibit 10.4 to TransUnion’s Quarterly Report on Form 10-Q filed on April 24, 2025).

10.30†
TransUnion Amended and Restated 2015 Omnibus Incentive Plan Grant Notice, Applicable to Performance Share Unit Awards Granted on June 1, 2023 (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on May 30, 2023).

10.31†
TransUnion 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock (Outside Directors), as amended, effective November 2, 2023 (Incorporated by reference to Exhibit 10.29 to TransUnion’s Annual Report on Form 10-K filed on February 28, 2024).

10.32†	TransUnion Amended and Restated 2015 Omnibus Incentive Plan Award Agreement with respect to Restricted Stock (Outside Directors), effective February 21, 2024 (Incorporated by reference to Exhibit 10.4 to TransUnion’s Quarterly Report on Form 10-Q filed on April 25, 2024).

10.33†	TransUnion 2015 Employee Stock Purchase Plan, as amended as of February 19, 2025 (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on February 24, 2025).

19.1**	Insider Trading Policy.

21**	Subsidiaries of TransUnion.

23.1**	Consent of PricewaterhouseCoopers LLP.

24**	Power of Attorney - TransUnion (included on the signature page of this Form 10-K).

31.1**	Certification of Principal Executive Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer for TransUnion pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer for TransUnion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	TransUnion Policy for Recovery of Erroneously Awarded Compensation. (Incorporated by reference to Exhibit 97.1 to TransUnion’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
(b)Exhibits. See Item 15(a)(3).
(c)Financial Statement Schedules. See Item 15(a)(2).

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2026.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026.

Signature	Title

/s/ Christopher A. Cartwright	President & Chief Executive Officer, Director
Christopher A. Cartwright	(Principal Executive Officer)

/s/ Todd M. Cello	Executive Vice President, Chief Financial Officer
Todd M. Cello	(Principal Financial Officer)

/s/ Jennifer A. Williams	Senior Vice President, Chief Accounting Officer
Jennifer A. Williams	(Principal Accounting Officer)

/s/ George M. Awad	Director
George M. Awad

/s/ Suzanne P. Clark	Director
Suzanne P. Clark

/s/ Sayan Chakraborty	Director
Sayan Chakraborty

/s/ Hamidou Dia	Director
Hamidou Dia

/s/ Russell P. Fradin	Director
Russell P. Fradin

/s/ Charles E. Gottdiener	Director
Charles E. Gottdiener

/s/ Pamela A. Joseph	Director
Pamela A. Joseph

/s/ Thomas L. Monahan, III	Director
Thomas L. Monahan, III

/s/ Ravi Kumar Singisetti	Director
Ravi Kumar Singisetti

/s/ Charlotte B. Yarkoni	Director
Charlotte B. Yarkoni

/s/ Linda K. Zukauckas	Director
Linda K. Zukauckas

Schedule I—Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Balance Sheets
(in millions, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Other current assets	$—	$0.1
Total current assets	—	0.1
Investment in TransUnion Intermediate Holdings, Inc.	5,492.8	4,846.1
Other assets	1.5	5.9
Total assets	$5,494.3	$4,852.1
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$0.1	$0.1
Due to TransUnion Intermediate Holdings, Inc.	1,047.3	628.6
Other current liabilities	5.0	2.3
Total current liabilities	1,052.4	631.0
Other liabilities	2.7	4.1
Total liabilities	1,055.1	635.1
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31, 2025 and December 31, 2024; 199.4 million and 201.5 million shares issued as of December 31, 2025 and December 31, 2024, respectively; and 192.4 million and 194.9 million shares outstanding as of December 31, 2025 and December 31, 2024, respectively	2.0	2.0
Additional paid-in capital	2,424.0	2,558.9
Treasury stock at cost; 7.0 million and 6.6 million shares at December 31, 2025 and December 31, 2024, respectively	(370.3)	(334.6)
Retained earnings	2,723.7	2,357.9
Accumulated other comprehensive loss	(340.2)	(367.2)
Total stockholders’ equity	4,439.2	4,217.0
Total liabilities and stockholders’ equity	$5,494.3	$4,852.1
 See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statements of Operations
(in millions)

	Years Ended December 31,
	2025	2024	2023
Revenue	$—	$—	$—
Operating expenses
Selling, general and administrative	4.1	4.0	4.4
Total operating expenses	4.1	4.0	4.4
Operating loss	(4.1)	(4.0)	(4.4)
Non-operating income and expense
Equity income from TransUnion Intermediate Holdings, Inc.	458.7	287.5	(202.9)
Total non-operating income and expense	458.7	287.5	(202.9)
Income (loss) from continuing operations before income taxes	454.5	283.5	(207.3)
Benefit for income taxes	0.9	0.9	1.1
Net income (loss) attributable to TransUnion Holding	$455.4	$284.4	$(206.2)
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
Parent Company Only
Statements of Comprehensive Income (Loss)
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss) attributable to TransUnion Holding	$455.4	$284.4	$(206.2)
Other comprehensive income (loss):
Foreign currency translation of TransUnion Intermediate Holdings, Inc.:
Foreign currency translation adjustment	96.0	(69.3)	82.2
(Provision) benefit for income taxes	(1.5)	2.1	(2.0)
Foreign currency translation, net	94.5	(67.2)	80.2
Hedge instruments of TransUnion Intermediate Holdings, Inc.:
Net change on interest rate swap	(90.3)	(52.3)	(75.5)
Benefit for income taxes	22.7	13.1	18.9
Cash flow hedges, net	(67.5)	(39.2)	(56.6)
Total other comprehensive income (loss), net of tax	27.0	(106.4)	23.6
Comprehensive income (loss) attributable to TransUnion	$482.4	$178.0	$(182.6)
See accompanying notes to condensed financial statements.

Schedule I —Condensed Financial Information of TransUnion
TRANSUNION
 Parent Company Only
Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash provided by operating activities	$405.7	$89.5	$77.1
Cash used in investing activities	—	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	22.5	24.9	23.1
Dividends to shareholders	(90.5)	(82.7)	(81.8)
Employee taxes paid on restricted stock units recorded as treasury stock	(35.7)	(31.7)	(18.4)
Repurchase of common stock	(302.0)	—	—
Cash used in financing activities	(405.7)	(89.5)	(77.1)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
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
Note 3. Dividends to Stockholders
For the years ended December 31, 2025, 2024 and 2023, we declared dividends of $0.46, $0.42 and $0.42 per share, respectively. During 2025, 2024 and 2023, we paid dividends of $90.5 million, $82.7 million and $81.8 million, respectively. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest.

Note 4. Share Repurchase Plan
On February 11, 2025, our Board of Directors (“Board”) authorized the repurchase of up to $500.0 million of our common stock (the “2025 Repurchase Plan”). On October 22, 2025, the Board approved an increase to the 2025 Repurchase Plan authorization to $1.0 billion (including amounts repurchased as of such date under the original 2025 Repurchase Plan). Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The 2025 Repurchase Plan does not have an expiration date.
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. For the year ended December 31, 2025, the Company repurchased approximately 3,577,000 shares of common stock for a total of $302.0 million, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid to repurchase shares during the year ended December 31, 2025, was $84.45. As of December 31, 2025, $700.1 million remains available for repurchases under the 2025 Repurchase Plan.

Schedule II—Valuation and Qualifying Accounts
TRANSUNION

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for deferred tax assets:
Year Ended December 31,
2025	$93.4	$14.1	$—	$(27.2)	$80.3
2024	$104.7	$7.2	$—	$(18.5)	$93.4
2023	$98.9	$9.4	$2.7	$(6.3)	$104.7
As a result of displaying amounts in millions, rounding differences may exist in the table above.
(1)Deductions primarily related to expiration and expected or actual utilization of foreign tax credits and foreign net operating losses.