Form 10-Q
period 2026-03-31
TransUnion
filed 2026-04-28
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of March 31, 2026, there were 192.8 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$732.5	$853.6
Trade accounts receivable, net of allowance of $21.2 and $27.7	1,047.4	905.0
Other current assets	237.3	257.7
Total current assets	2,017.2	2,016.3
Property, plant and equipment, net of accumulated depreciation and amortization of $558.3 and $545.0	275.1	258.4
Goodwill	5,775.6	5,259.5
Other intangibles, net of accumulated amortization of $2,830.0 and $2,716.3	3,563.8	3,098.5
Other assets	415.6	480.2
Total assets	$12,047.3	$11,112.9
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$379.1	$349.9
Current portion of long-term debt	205.0	196.9
Other current liabilities	461.5	607.6
Total current liabilities	1,045.6	1,154.4
Long-term debt	5,402.4	4,906.9
Deferred taxes	535.8	389.8
Other liabilities	148.8	116.5
Total liabilities	7,132.6	6,567.6
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2026 and December 31, 2025, 200.0 million and 199.4 million shares issued at March 31, 2026 and December 31, 2025, respectively, and 192.8 million and 192.4 million shares outstanding as of March 31, 2026 and December 31, 2025, respectively	1.9	2.0
Additional paid-in capital	2,460.3	2,424.0
Treasury stock at cost; 7.3 million and 7.0 million shares at March 31, 2026 and December 31, 2025, respectively	(391.0)	(370.3)
Retained earnings	3,096.1	2,723.7
Accumulated other comprehensive loss	(413.7)	(340.2)
Total TransUnion stockholders’ equity	4,753.6	4,439.2
Noncontrolling interests	161.1	106.1
Total stockholders’ equity	4,914.7	4,545.3
Total liabilities and stockholders’ equity	$12,047.3	$11,112.9

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,245.7	$1,095.7
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	519.5	445.6
Selling, general and administrative	329.1	256.8
Depreciation and amortization	152.3	138.9
Total operating expenses	1,000.9	841.4
Operating income	244.8	254.4
Non-operating income and (expense)
Interest expense	(62.0)	(56.1)
Interest income	7.2	8.6
Earnings from equity method investments	6.5	4.3
Gain on acquisition of affiliate	225.5	—
Other income and (expense), net	6.2	(17.4)
Total non-operating income and (expense)	183.3	(60.6)
Income before income taxes	428.1	193.8
Provision for income taxes	(27.6)	(41.0)
Net income	400.4	152.7
Less: net income attributable to noncontrolling interests	(3.3)	(4.7)
Net income attributable to TransUnion	$397.1	$148.1

Basic earnings per common share from:
Net income attributable to TransUnion	$2.06	$0.76
Diluted earnings per common share from:
Net income attributable to TransUnion	$2.04	$0.75
Weighted-average shares outstanding:
Basic	192.7	195.1
Diluted	194.5	197.3

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$400.4	$152.7
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(85.0)	39.4
Benefit for income taxes	—	0.1
Foreign currency translation, net	(85.0)	39.5
Cash flow hedges:
Net change on interest rate swap	9.4	(37.1)
(Provision) benefit for income taxes	(2.4)	9.3
Cash flow hedges, net	7.0	(27.8)
Available-for-sale securities:
Net unrealized gain (loss)	(0.1)	—
Available-for-sale securities, net	(0.1)	—
Total other comprehensive income (loss), net of tax	(78.0)	11.7
Comprehensive income	322.4	164.4
Less: comprehensive income attributable to noncontrolling interests	1.2	(4.9)
Comprehensive income attributable to TransUnion	$323.6	$159.5

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$400.4	$152.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152.3	138.9
Deferred taxes	(16.0)	(22.5)
Stock-based compensation	37.5	30.3
Gain on acquisition of affiliate	(225.5)	—
Other	(17.3)	15.2
Changes in assets and liabilities:
Trade accounts receivable	(139.5)	(88.9)
Other current and long-term assets	21.1	3.8
Trade accounts payable	26.7	29.7
Other current and long-term liabilities	(155.5)	(206.7)
Cash provided by operating activities	84.2	52.5
Cash flows from investing activities:
Capital expenditures	(65.2)	(68.4)
Proceeds from sale/maturity of other investments	—	0.2
Investments in consolidated affiliates, net of cash acquired	(578.6)	—
Investments in nonconsolidated affiliates and notes receivable	(1.0)	(20.0)
Proceeds from the sale of investments in nonconsolidated affiliates	47.3	—
Other	10.8	1.6
Cash used in investing activities	(586.7)	(86.6)
Cash flows from financing activities:
Proceeds from revolving credit facility	520.0	—
Repayments of debt	(17.7)	(17.7)
Debt financing fees	(0.7)	—
Dividends to shareholders	(25.0)	(22.6)
Proceeds from issuance of common stock and exercise of stock options	9.8	10.6
Employee taxes paid on restricted stock units recorded as treasury stock	(20.7)	(5.5)
Repurchases of common stock	(12.1)	(5.4)
Dividends paid to shareholders of acquired affiliate	(52.6)	—
Cash provided by (used in) financing activities	400.9	(40.6)
Effect of exchange rate changes on cash and cash equivalents	(19.5)	5.1
Net change in cash and cash equivalents	(121.1)	(69.6)
Cash and cash equivalents, beginning of period	853.6	679.5
Cash and cash equivalents, end of period	$732.5	$609.9

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2024	194.9	$2.0	$2,558.9	$(334.6)	$2,357.9	$(367.2)	$101.8	$4,318.8
Net income	—	—	—	—	148.1	—	4.7	152.7
Other comprehensive loss	—	—	—	—	—	11.5	0.2	11.7
Stock-based compensation	—	—	29.2	—	—	—	—	29.2
Employee share purchase plan	0.1	—	12.4	—	—	—	—	12.4
Vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(5.5)	—	—	—	(5.5)
Repurchase of common stock (including excise tax)	(0.1)	—	(5.4)	—	—	—	—	(5.4)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(21.5)	—	—	(21.5)
Balance at March 31, 2025	195.1	$2.0	$2,595.1	$(340.1)	$2,484.5	$(355.7)	$106.7	$4,492.5

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2025	192.4	$2.0	$2,424.0	$(370.3)	$2,723.7	$(340.2)	$106.1	$4,545.3
Net income	—	—	—	—	397.1	—	3.3	400.4
Fair value of noncontrolling interest in acquired affiliate	—	—	—	—	—	—	56.2	56.2
Other comprehensive income	—	—	—	—	—	(73.5)	(4.5)	(78.0)
Stock-based compensation	—	—	36.9	—	—	—	—	36.9
Employee share purchase plan	0.1	—	11.4	—	—	—	—	11.4
Vesting of restricted stock units and performance stock units	0.7	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(20.7)	—	—	—	(20.7)
Repurchase of common stock (including excise tax)	(0.2)	(0.1)	(12.0)	—	—	—	—	(12.1)
Dividends to shareholders ($0.125 per share)	—	—	—	—	(24.7)	—	—	(24.7)
Balance, March 31, 2026	192.8	$1.9	$2,460.3	$(391.0)	$3,096.1	$(413.7)	$161.1	$4,914.7

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of TransUnion and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. As a result of displaying amounts in millions, rounding differences may exist in the financial statements and footnote tables. The interim results presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The Company’s Consolidated Balance Sheet data for the year ended December 31, 2025 was derived from audited financial statements. Therefore, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026.
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
Variable Interest Entities
At inception, we determine whether an entity in which we have made an investment or with which we have other variable interest arrangements is considered a variable interest entity (“VIE”). We are required to consolidate any VIE if we are the primary beneficiary of the VIE. We are the primary beneficiary of a VIE if we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb a portion of the losses or benefits that are significant to the VIE. If we are not the primary beneficiary of the VIE, we account for the investment or other variable interests in the VIE in accordance with other applicable GAAP. When events or circumstances change our variable interests or relationships with any of these entities, we reassess our determination of whether they are a VIE and, if so, whether we are the primary beneficiary. As of March 31, 2026 and December 31, 2025, we have a variable interest in one unconsolidated VIE with a current exposure of loss of approximately $22.4 million and $49.5 million, respectively, consisting of the current carrying value of our equity investment and various notes and accounts receivable from this entity.
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
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three months ended March 31, 2026 and 2025, the Company repurchased approximately 171,000 and 63,000 shares of common stock, respectively, for a total of $12.1 million and $5.4 million, respectively, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share for the three months ended March 31, 2026 and 2025 was $70.92 and $84.86, respectively. As of March 31, 2026, $688.1 million remains available for repurchases under the 2025 Repurchase Plan.
Trade Accounts Receivable
We base our allowance for doubtful accounts estimate on our historical loss experience, our current expectations of future losses, current economic conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse financial condition or for existing contractual disputes.
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$27.7	$19.9
Provision for losses on trade accounts receivable	1.9	7.5
Write-offs, net of recovered accounts	(8.4)	(3.0)
Ending balance	$21.2	$24.4

Recently Adopted Accounting Pronouncements
On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU states that in developing reasonable and supportable forecasts as part of estimating expected credit losses, an entity may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods on a prospective basis. We have adopted this ASU for interim periods beginning in fiscal year 2026. The adoption of this ASU did not have a material impact on our consolidated financial statements.
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
On November 25, 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements. Among other changes, this ASU introduces an alternative hedge accounting model for cash flow hedges of interest payments on choose-your-rate debt instruments, allowing entities to specify the alternative interest rate indexes and tenors that may be selected as being hedged, without discontinuing hedge accounting. This update is effective for annual reporting periods for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, on a prospective basis. Early adoption is permitted. We are currently assessing the impact that adopting this ASU would have on our consolidated financial statements.
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
2. Business Acquisitions
2026 Acquisition
Trans Union de Mexico
On March 2, 2026, we acquired approximately a 68% equity interest in Trans Union de México, S.A., S.I.C., (“Trans Union de Mexico”) for total cash consideration of approximately $659.7 million. The acquisition was funded with proceeds from our Senior Secured Revolving Credit Facility and cash on hand. See Note 10, “Debt,” for additional information about our Senior Secured Revolving Credit Facility. Prior to the transaction, we owned approximately a 26% equity interest that was accounted for under the equity method. Our total equity interest is now approximately 94%, representing a controlling financial interest which resulted in the consolidation of Trans Union de Mexico. The remaining approximately 6% equity interest represents a noncontrolling interest in the net assets acquired and was valued based on the purchase price of the 68% equity interest. There was no contingent consideration related to this transaction.

Trans Union de Mexico is the largest consumer credit bureau in Mexico. Trans Union de Mexico has longstanding relationships with major financial institutions in Mexico and maintains broad population coverage supported by data from multiple verticals, including financial services, retail and telecommunications. The business operates in a sizable and growing market characterized by increasing digital adoption and expanding credit usage across the Mexican economy.
Prior to March 2, 2026, Trans Union de Mexico was recorded as an equity method investment and the pro rata share of its earnings or losses were recorded within non-operating income and (expense), net in the Consolidated Statement of Operations. We accounted for the current transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations. Accordingly, we remeasured our initial 26% investment at a fair value of $247.4 million based on the purchase price of the 68% equity interest, resulting in a non-taxable gain of $225.5 million recorded within gain on acquisition of affiliate in the Consolidated Statement of Operations.
We engaged in business activities with Trans Union de Mexico prior to the date of acquisition that were not material and received dividends from our equity method investment. The results of operations of Trans Union de Mexico subsequent to the acquisition date and the assets acquired and liabilities assumed are included within our Latin America reporting unit in our International segment.
Acquisition Costs
We recognized cumulative transaction costs related to the acquisition of $18.8 million, including $6.4 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, which we have recorded within other income and (expense), net in the Consolidated Statements of Operations. These costs include investment banker fees, legal, due diligence and other external costs.
Purchase Price Allocation
The total consideration for this acquisition is preliminary, pending final customary purchase price adjustments. The valuation of the assets acquired and liabilities assumed, including the valuation of intangible assets, income taxes and goodwill, among other items, has not yet been finalized and is based on management’s best estimates and assumptions as of March 31, 2026. We will complete the analysis of the total purchase consideration and the allocation of the final purchase price once we obtain the necessary information, which we expect to do within one year from the acquisition date.
The purchase price of the acquisition exceeded the fair value estimate of the net assets acquired due primarily to expected future revenue growth opportunities, synergies, operating efficiencies and the assembled workforce. None of the goodwill is tax deductible.
The table below summarizes the elements of purchase consideration for the acquisition:

Cash consideration paid to sellers	$659.7
Fair value of equity method investment	247.4
Fair value of noncontrolling interest	56.2
Settlement of preexisting receivables[1]	23.1
Total purchase consideration	$986.5
(1) Represents the effective settlement of existing net receivables, including dividends declared but not paid by Trans Union de Mexico prior to the acquisition.
The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed as of March 31, 2026:

Purchase consideration	$986.5

Assets acquired
Cash and cash equivalents	$81.1
Trade accounts receivable	19.4
Other current assets	6.4
Property, plant and equipment	17.0
Intangible assets	576.0
Other assets	0.7
Total identifiable assets acquired	$700.5

Liabilities assumed
Accounts payable	$12.1
Other current liabilities	67.9
Deferred revenue	2.0
Other liabilities	10.2
Deferred tax liabilities	169.2
Total liabilities assumed	$261.5

Net identifiable assets acquired	$439.0
Goodwill	547.5
Net assets acquired	986.5
Less: Noncontrolling interest	56.2
Net fair value of assets acquired	$930.3
Other current liabilities and other liabilities include $56.6 million and $10.0 million, respectively, related to dividends declared by Trans Union de Mexico prior to the acquisition.
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and the weighted average amortization period as of the acquisition date:

	Preliminary Fair Value	Weighted-Average Amortization Period
Database and credit files	$430.5	15 years
Customer relationships	127.7	15 years
Trade names and trademarks	15.2	10 years
Developed technology	2.6	3 years
Total identifiable intangible assets	$576.0	14.8 years
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
The intangible assets were valued using the following valuation approaches:
Database and credit files
Trans Union de Mexico’s database and credit files were deemed to be the primary asset, which we valued using the multi-period excess-earnings method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions included projected revenue and EBITDA margins, the rate of obsolescence, charges for related assets and the discount rate.
Customer relationships
Customer relationships were valued using the lost income method, a form of the income approach, which required the application of judgment for significant assumptions. Significant assumptions included the length of time to recreate the customer relationships, projected revenues and EBITDA margins and discount rates.
Other identifiable intangible assets
Other identifiable intangible assets include trade names and trademarks and developed technology, which are not material. Both trade names and trademarks and developed technology were valued using the relief from royalty method.
Unaudited pro-forma financial information
The supplemental pro-forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of TransUnion and Trans Union de Mexico, assuming the transaction occurred on January 1, 2025. The supplemental pro-forma financial information does not necessarily represent what the combined companies' revenue or results of operations would have been had the acquisition of Trans Union de Mexico been completed on January 1, 2025, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining TransUnion and Trans Union de Mexico.
The unaudited supplemental pro-forma financial information has been calculated after applying TransUnion’s accounting policies and adjusting the results of the combined company to reflect moving the gain on our previous equity method investment discussed above into the first quarter of 2025, incremental amortization expense resulting from the fair value adjustments for acquired intangible assets, an increase in interest expense resulting from the external debt borrowed by TransUnion to fund the acquisition, removal of the historical equity earnings recorded for our previous 26% ownership interest, moving the 2025 and 2026 acquisition costs incurred in connection with the transaction back to the first quarter of 2025 and the corresponding income tax impact of these adjustments.

	(Unaudited)
	TransUnion and Trans Union de Mexico combined
	Three Months Ended March 31,
(in millions)	2026	2025
Pro-forma revenue	$1,278.8	$1,133.4
Pro-forma net income attributable to TransUnion	159.6	383.0
2025 Acquisition
Monevo
In October 2021, we acquired a 30% equity interest in Monevo Limited (“Monevo”), which we accounted for as a Cost Method Investment. On April 1, 2025, we acquired the remaining 70% of the outstanding equity of Monevo and gained control of Monevo by exercising a call option we obtained when we made our initial investment. The strike price paid at closing to exercise the call option was $56.0 million, which resulted in a non-taxable gain of $12.3 million recorded within other income and (expense), net in the Consolidated Statement of Operations for the three months ended June 30, 2025. There was no contingent consideration related to this transaction.
We accounted for the transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations. We finalized our assessment of the purchase consideration transferred, including customary purchase price adjustments, in the first quarter of 2026. The final purchase consideration of $116.7 million was principally comprised of the cash paid plus the fair value of our initial 30% investment, including the call option and other related assets. We used a combination of the discounted cash flow method and the guideline public company method to determine the overall fair value of Monevo.
Purchase Price Allocation
We finalized our allocation of the purchase price during the three months ended March 31, 2026, and recognized $68.0 million of goodwill, $64.0 million of amortizable intangible assets consisting primarily of developed technology, and a deferred tax liability of $15.6 million. The remaining purchase price was allocated to other net assets of Monevo. We estimate the weighted-average useful lives of the amortizable intangible assets to be approximately 11 years.

3. Other Current Assets
Other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$153.0	$134.5
Marketable securities (Note 13)	0.6	2.7
Other	83.7	120.5
Total other current assets	$237.3	$257.7
4. Goodwill
There have been no triggering events during the three months ended March 31, 2026 that have required us to re-evaluate whether any of our reporting units were impaired.
Goodwill allocated to our reportable segments and changes in the carrying amount of goodwill during the three months ended March 31, 2026, consisted of the following:

	U.S. Markets	International	Total
Balance, December 31, 2025	$4,311.3	$948.2	$5,259.5
Business acquisitions	—	547.5	547.5
Purchase accounting measurement period adjustments	1.1	(0.4)	0.7
Foreign exchange rate adjustment	0.3	(32.3)	(32.0)
Balance, March 31, 2026	$4,312.7	$1,463.0	$5,775.6
The gross and net goodwill balances at each period were as follows:

	March 31, 2026			December 31, 2025
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S. Markets	$4,312.7	$—	$4,312.7	$4,311.3	$—	$4,311.3
International	1,877.0	(414.0)	1,463.0	1,362.2	(414.0)	948.2
Total	$6,189.6	$(414.0)	$5,775.6	$5,673.5	$(414.0)	$5,259.5

5. Intangible Assets
Intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,203.8	$(712.7)	$1,491.1	$2,085.9	$(684.9)	$1,401.0
Internal use software	1,822.1	(885.3)	936.8	1,778.3	(822.8)	955.5
Database and credit files	1,784.5	(1,030.0)	754.5	1,383.0	(1,010.4)	372.6
Trademarks, copyrights and patents	582.3	(201.7)	380.6	566.4	(197.9)	368.6
Noncompete and other agreements	1.0	(0.3)	0.8	1.2	(0.3)	0.8
Total intangible assets	$6,393.8	$(2,830.0)	$3,563.8	$5,814.8	$(2,716.3)	$3,098.5
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2025	$5,814.8	$(2,716.3)	$3,098.5
Business acquisition	576.0	—	576.0
Developed internal use software	46.7	—	46.7
Amortization	—	(123.8)	(123.8)
Disposals and retirements	(2.2)	1.5	(0.6)
Foreign exchange rate adjustment	(41.5)	8.6	(32.9)
Balance, March 31, 2026	$6,393.8	$(2,830.0)	$3,563.8
6. Other Assets
Other assets consisted of the following:

	March 31, 2026	December 31, 2025
Investments in affiliated companies (Note 2 and Note 7)	$169.9	$232.6
Right-of-use lease assets	73.7	49.2
Interest rate swaps (Note 10 and Note 13)	31.7	31.7
Convertible notes receivable (Note 13)	1.0	23.0
Other	139.4	143.7
Total other assets	$415.6	$480.2
See Note 7 for a discussion on the decrease in investment in affiliated companies.
7. Investments in Affiliated Companies
Investments in affiliated companies, which are included in other assets in the Consolidated Balance Sheets, consisted of the following:

	March 31, 2026	December 31, 2025
Cost Method Investments	$153.8	$171.1
Equity method investments (Note 2)	11.3	57.8
Limited partnership investment	4.8	3.7
Total investments in affiliated companies (Note 6)	$169.9	$232.6
During the three months ended March 31, 2026, we acquired a controlling interest in Trans Union de Mexico, an entity we previously held as an equity method investment, as further discussed in Note 2, “Business Acquisitions,” resulting in a decrease in equity method investments. We also sold two Cost Method Investments and converted notes receivable, previously included within Other Assets on the Consolidated Balance Sheets as of December 31, 2025, into equity shares in the issuer and have partially impaired that equity investment, resulting in a net decrease in Cost Method Investments.
Gains and losses on our Cost Method Investments, which are included in other income and (expense), net in the Consolidated Statements of Operations, for the periods presented in the table below are as follows:

	Three Months Ended March 31,
	2026	2025
Current period gains	$18.8	$—
Current period losses	(11.7)	(10.4)
Gains on Cost Method Investments for the three months ended March 31, 2026 relates to the sale of two investments in nonconsolidated affiliates as discussed above, while the loss during the three months ended March 31, 2026 relates to an impairment loss.
Cumulative unrealized gains and losses on our Cost Method Investments that we owned as of March 31, 2026 and December 31, 2025, as shown in our Cost Method Investment balances in the table above, were as follows:

	March 31, 2026	December 31, 2025
Cumulative unrealized gains	$46.3	$50.8
Cumulative unrealized losses	(41.4)	(35.0)
During the three months ended March 31, 2026, Earnings from equity method investments, which are included in other non-operating income and expense in the Consolidated Statements of Operations, consisted of the following:

	Three Months Ended March 31,
	2026	2025
Earnings from equity method investments (Note 2 and Note 14)	$6.5	$4.3
Dividends from equity method investments	23.0	—
8. Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued payroll and employee benefits	$118.7	$284.4
Accrued legal and regulatory matters (Note 15)	71.8	62.2
Deferred revenue (Note 11)	136.5	129.8
Operating lease liabilities	19.1	19.8
Income taxes payable	13.1	7.0
Other	102.3	104.5
Total other current liabilities	$461.5	$607.6

The decrease in accrued payroll and employee benefits is due primarily to bonuses paid during the first quarter of 2026 that were earned in 2025. Accrued payroll and employee benefits includes accrued employee separation expenses of $4.6 million and $10.7 million as of March 31, 2026 and December 31, 2025, respectively, in connection with a transformation plan to optimize our operating model that ended in 2025. Other includes an interest rate swap liability of $2.6 million and $12.0 million as of March 31, 2026 and December 31, 2025, respectively, as discussed in Note 13, “Fair Value.”

9. Other Liabilities
Other liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Operating lease liabilities	$58.1	$34.8
Unrecognized tax benefits, net of indirect tax effects	40.6	39.9
Deferred revenue (Note 11)	11.4	13.5
Other	38.7	28.2
Total other liabilities	$148.8	$116.5
10. Debt
Debt outstanding consisted of the following:

	March 31, 2026	December 31, 2025
Senior Secured Term Loan B-5, due in full at maturity (November 15, 2026), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (5.52% at March 31, 2026 and 5.57% at December 31, 2025), net of original issue discount and deferred financing fees of less than $0.1 million and $0.1 million, respectively, at March 31, 2026 and December 31, 2025	$104.4	$104.4
Senior Secured Term Loan A-4, payable in quarterly installments through June 24, 2029, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (4.92% at March 31, 2026 and 4.97% at December 31, 2025), net of original issue discount and deferred financing fees of $0.3 million and $2.4 million, respectively, at March 31, 2026, and of $0.3 million and $2.6 million, respectively, at December 31, 2025	1,232.3	1,240.2
Senior Secured Term Loan B-8, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.42% at March 31, 2026 and 5.47% at December 31, 2025), net of original issue discount and deferred financing fees of $3.5 million and $5.1 million, respectively, at March 31, 2026, and of $3.6 million and $5.3 million, respectively, at December 31, 2025	1,883.8	1,888.3
Senior Secured Term Loan B-9, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.42% at March 31, 2026 and 5.47% at December 31, 2025), net of original issue discount and deferred financing fees of $6.5 million and $10.7 million, respectively, at March 31, 2026, and of $6.8 million and $11.1 million, respectively, at December 31, 2025	1,844.8	1,848.8
Senior Secured Revolving Credit Facility, payable at any time without penalty no later than June 24, 2029, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (4.93% at March 31, 2026)	520.0	—
Other debt	22.1	22.1
Total debt	5,607.4	5,103.8
Less short-term debt and current portion of long-term debt	(205.0)	(196.9)
Total long-term debt	$5,402.4	$4,906.9
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
On February 11, 2026, we executed Amendment No. 25 to the Senior Secured Credit Facility, pursuant to which we increased our borrowing capacity under the Senior Secured Revolving Credit Facility to $1.0 billion. All other key terms of the Senior Secured Revolving Credit Facility remained unchanged. We used proceeds from the Senior Secured Revolving Credit Facility to fund a portion of the cash purchase price of Trans Union de Mexico, as further discussed in Note 2, “Business Acquisitions.”
As of March 31, 2026, we had $520.0 million in outstanding borrowings under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit, and could have borrowed up to the remaining $478.8 million available.

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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2026, we were in compliance with all debt covenants.
Interest Rate Hedging
In 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,232.1 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,078.5 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,532.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
The net change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged interest affects earnings. See further discussion in Note 16, “Accumulated Other Comprehensive Loss.”
We expect to realize gains of approximately $28.9 million as a reduction of interest expense from our interest rate hedges over the next twelve months.
Fair Value of Debt
The fair value of our Senior Secured Term Loans, excluding original issue discounts and deferred fees, and our Senior Secured Revolving Credit Facility is $5,588.9 million and $5,128.6 million as of March 31, 2026 and December 31, 2025, respectively. The fair values of our Senior Secured Term Loans and our Senior Secured Revolving Credit Facility are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments and observable market inputs for similar debt instruments, respectively.
11. Revenue
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of March 31, 2026 and December 31, 2025.

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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of March 31, 2026, the aggregate amount of transaction price attributable to future performance obligations for long-term non-cancelable contracts, excluding the variable component, is approximately $790 million. We expect to recognize approximately 50% of this amount in the twelve months ending March 31, 2027, 30% in the twelve months ending March 31, 2028 and 20% thereafter.
For additional disclosures about the disaggregation of our revenue see Note 14, “Reportable Segments.”
12. Income Taxes
For the three months ended March 31, 2026, we reported an effective tax rate of 6.5%, which was lower than the 21.0% U.S. federal corporate statutory rate, due primarily to the non-taxable gain on our acquisition of a majority equity interest in Trans Union de Mexico and a benefit from the elimination of a deferred tax liability on our Cost Method Investment upon obtaining control as further discussed in Note 2, “Business Acquisitions," and benefits on the remeasurement of deferred taxes due to changes in state apportionment rates as a result of legal entity mergers.
For the three months ended March 31, 2025, we reported an effective tax rate of 21.2%, which was higher than the 21.0% U.S. federal corporate statutory rate, due primarily to the impact of nondeductible expenses primarily in connection with executive compensation limitations, the foreign rate differential, and state taxes, partially offset by the impact of the benefit to legal and regulatory expenses from the reduction of an accrued liability to zero for the dismissal of a lawsuit previously treated as nondeductible.
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $45.3 million as of March 31, 2026, and $44.3 million as of December 31, 2025. The amounts that would affect the effective tax rate if recognized were $34.4 million as of March 31, 2026 and $33.8 million as of December 31, 2025. We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $22.8 million as of March 31, 2026 and $21.6 million as of December 31, 2025. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2007 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2015 and forward in some state jurisdictions.

13. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of March 31, 2026:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Note 6 and 10)	$31.7	$—	$31.7	$—
Convertible notes receivable (Note 6)	1.0	—	—	1.0
Marketable securities (Note 3)	0.6	—	0.6	—
Total	$33.3	$—	$32.3	$1.0

Liabilities
Interest rate swaps (Note 8 and 10)	$2.6	$—	$2.6	$—
Total	$2.6	$—	$2.6	$—
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2025:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Note 6 and 10)	$31.7	$—	$31.7	$—
Convertible notes receivable (Note 6)	23.0	—	—	23.0
Marketable securities (Note 3)	2.7	—	2.7	—
Foreign exchange forward contract	2.9	—	2.9	—
Total	$60.3	$—	$37.3	$23.0

Liabilities
Interest rate swaps (Note 8 and 10)	$12.0	$—	$12.0	$—
Total	$12.0	$—	$12.0	$—
Level 2 instruments include interest rate swaps, a foreign currency cash flow hedge and available-for-sale marketable securities consisting of foreign exchange-traded corporate bonds.
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
In November 2025, we entered into a foreign currency forward contract to economically hedge our exposure of a portion of the purchase price of our acquisition of a majority ownership interest in Trans Union de Mexico. The notional amount of the foreign exchange forward contract was MXN 2.9 billion. We determined the fair value of this contract using observable market inputs and standard valuation technique using the contracted forward rate and the current market forward rate for a contract with the same remaining term, with changes in fair value recognized in other income and (expense), net in the Consolidated Statement of Operations each period. This was settled during the three months ended March 31, 2026 upon completion of the acquisition of a majority ownership interest in Trans Union de Mexico.
We determine the fair value of the marketable securities, which are available-for-sale foreign exchange-traded corporate bonds, at their current quoted prices and they mature between 2027 and 2033. Unrealized gains and losses on the foreign exchange-traded corporate bonds, which are not material, are included in other comprehensive income.

Level 3 instruments consist of convertible notes receivable we have obtained from the variable interest entity we discuss in Note 1, “Significant Accounting Policies,” under the sub-heading “Variable Interest Entities.”
Each convertible note receivable is measured at fair value each period using an option pricing model with inputs based on the contractual terms of the convertible note. The significant unobservable inputs into the model include our estimates of the timing and probabilities of repayment or various conversion scenarios that result in a payoff in the form of preferred equity of the note issuer, and the value of the underlying preferred equity, which in part is based on forecasted revenue of the note issuer. We have elected to initially and subsequently measure these hybrid financial instruments at fair value, with changes in fair value recognized in interest income for the interest accretion component, and other income and (expense), net in the Consolidated Statements of Operations for other changes to fair value.
In the three months ended March 31, 2026, we converted all of the notes that were outstanding as of December 31, 2025 into preferred equity in the issuer of the notes as further discussed in Note 7, “Investment in Affiliated Companies.” During the three months ended March 31, 2026, we obtained an additional convertible note that has a face amount of $1.0 million, with simple interest at 12% per annum, and matures 16 months after the purchase date. The note may be converted into various equity shares based on certain events, or may be repaid in cash. The note was initially recorded at a fair value of $1.0 million, which was equivalent to the cash transferred to obtain the convertible note.

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
The segment financial information presented below aligns with how we report information to our CODM to assess operating performance and how we manage the business. The accounting policies of the segments are the same as described in Note 1, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
We report disaggregated revenue of our International segment for the following regions: Canada, Latin America, including our recent acquisition of a majority ownership interest in Trans Union de Mexico, the United Kingdom, Africa, India and Asia Pacific.
Corporate
Corporate provides support services for each of the segments, holds investments, and conducts enterprise functions. Certain costs incurred in Corporate that are not directly attributable to either of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended March 31,
	2026	2025
Gross Revenue:
U.S. Markets:
Financial Services	$500.5	$403.6
Emerging Verticals	334.7	314.9
Consumer Interactive	139.9	138.2
Total U.S. Markets	$975.1	$856.6

International:
Canada	$43.3	$37.8
Latin America	53.9	32.8
United Kingdom	72.2	58.8
Africa	20.9	16.9
India	61.6	68.8
Asia Pacific	22.1	27.0
Total International	$274.0	$242.2

Total revenue, gross	$1,249.1	$1,098.8

Intersegment revenue eliminations:
U.S. Markets	$(1.9)	$(1.6)
International	(1.5)	(1.5)
Total intersegment eliminations	$(3.4)	$(3.1)
Total revenue as reported	$1,245.7	$1,095.7

Significant segment expenses consisted of the following:

	Three Months Ended March 31,
	2026		2025
	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$975.1	$274.0	$856.6	$242.2
Less:[1]
Product and fulfillment[2]	$256.0	$18.8	$182.0	$10.8
Labor-related[3]	220.5	95.7	215.5	84.0
Technology and communication[4]	70.2	13.6	67.0	11.3
Other segment items[5]	71.5	24.2	72.0	26.4
Segment Adjusted EBITDA	$356.9	$121.7	$320.1	$109.8

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

A reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
	2026	2025
U.S. Markets Adjusted EBITDA	$356.9	$320.1
International Adjusted EBITDA	121.7	109.8
Total	$478.6	$429.9
Adjustments to reconcile to income before income taxes:
Corporate expenses[1]	$(40.7)	$(32.8)
Net interest expense	(54.8)	(47.5)
Depreciation and amortization	(152.3)	(138.9)
Stock-based compensation	(37.5)	(30.3)
Mergers and acquisitions, divestitures and business optimization[2]	232.3	(17.9)
Accelerated technology investment[3]	—	(20.0)
Operating model optimization program[4]	—	(9.8)
Net other[5]	(0.7)	56.4
Net income attributable to non-controlling interests	3.3	4.7
Total adjustments	$(50.5)	$(236.1)
Income before income taxes	$428.1	$193.8
1.Certain costs that are not directly attributable to either of the segments remain in Corporate. These costs are typically enterprise-level costs and are primarily administrative in nature.

2.Mergers and acquisitions, divestitures and business optimization consists of costs associated with exploratory or executed strategic transactions and fair value and impairment adjustments related to investments and call and put options, notes receivable, gains or losses on a step acquisition and mark-to-market adjustments on acquisition-related foreign currency forward contracts.
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

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended March 31,
	2026	2025
U.S. Markets	$0.6	$0.5
International	6.0	3.8
Total (Note 7)	$6.5	$4.3

Total assets by segment consisted of the following:

	March 31, 2026	December 31, 2025
U.S. Markets	$8,209.6	$8,105.3
International	3,625.8	2,471.6
Total segment assets	11,835.4	10,576.9
Corporate	211.9	536.0
Total	$12,047.3	$11,112.9

Cash paid for capital expenditures by segment was as follows:

	Three Months Ended March 31,
	2026	2025
U.S. Markets	$45.9	$44.7
International	19.2	23.8
Total cash paid for capital expenditures by the segments	65.0	68.4
Corporate	0.2	—
Total	$65.2	$68.4

Depreciation and amortization expense by segment was as follows:

	Three Months Ended March 31,
	2026	2025
U.S. Markets	$108.5	$101.2
International	42.9	36.6
Total segment depreciation and amortization expense	151.5	137.8
Corporate	0.8	1.1
Total	$152.3	$138.9

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
As of March 31, 2026 and December 31, 2025, we have accrued $71.8 million and $62.2 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
CFPB Matters
In June 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB alleging that we failed to comply with and timely implement a consent order issued by the CFPB in January 2017 (the “2017 Consent Order”), and further alleging additional violations related to Consumer Interactive’s marketing practices. On April 12, 2022, the agency filed a lawsuit against us, Trans Union LLC, TransUnion Interactive, Inc. (collectively, the “TU Entities”) and the former President of Consumer Interactive, John Danaher, in the United States District Court for the Northern District of Illinois. On February 28, 2025, the CFPB, the TU Entities and Mr. Danaher filed with the Court a joint stipulation to voluntarily dismiss the lawsuit with prejudice, and the Court dismissed the lawsuit on March 21, 2025. During the three months ended March 31, 2025, we adjusted the amount previously accrued for this matter of $56.0 million to zero, as the dismissal has rendered a loss no longer probable.
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

16. Accumulated Other Comprehensive Loss
The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, as of March 31, 2026 and 2025:

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(355.7)	$15.3	$0.2	$(340.2)
Other comprehensive income (loss) before reclassifications	(85.0)	14.4	(0.1)	(70.6)
Amounts reclassified from other comprehensive (income) loss	—	(7.4)	—	(7.4)
Other comprehensive income (loss) for the three months ended March 31, 2026	(85.0)	7.0	(0.1)	(78.0)
Other comprehensive income (loss) attributable to noncontrolling interests	4.5	—	—	4.5
Balance, March 31, 2026	$(436.1)	$22.3	$0.1	$(413.7)

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(450.2)	$82.8	$0.2	$(367.2)
Other comprehensive income (loss) before reclassifications	39.5	(10.7)	—	28.8
Amounts reclassified from other comprehensive (income) loss	—	(17.1)	—	(17.1)
Other comprehensive income (loss) for the three months ended March 31, 2025	39.5	(27.8)	—	11.7
Other comprehensive income (loss) attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Balance, March 31, 2025	$(410.9)	$55.0	$0.2	$(355.7)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of TransUnion’s financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, TransUnion’s audited consolidated financial statements, the accompanying notes, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q.
In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Cautionary Notice Regarding Forward-Looking Statements” and Part II, Item 1A, “Risk Factors.”
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
We have built robust data and analytics assets for a large portion of the adult population in the markets we serve. We use our OneTru solution enablement platform to centralize data management, identity resolution, artificial intelligence (“AI”) powered analytics, enabling more persistent identity resolution with sharper, more contextualized insights. We use these insights, combined with our industry expertise, to develop relevant solutions to solve customers’ needs, including credit risk, marketing and fraud mitigation. Because of our work, customers can better understand consumers in order to make more informed decisions, earn consumer trust through personalized experiences, and extend the appropriate opportunities, tools and offers. In turn, we believe consumers can be confident that their data identities will result in better offers and opportunities.
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
In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict has, and is likely to continue to have, an impact on global energy prices, inflation, consumer spending, market volatility, and overall macroeconomic conditions, and any further escalation of the conflict is likely to exacerbate these effects. These factors form part of the broader macroeconomic environment in which inflation has remained above the U.S. Federal Reserve’s (the “Fed”) long-term target, prompting the Fed to maintain the federal funds rate during the first three months of 2026 after cutting rates by 75 basis points in the last four months of 2025. The federal funds rate, while lower than recent highs and rates during the first half of 2025, remained elevated relative to historical norms and is expected to remain elevated given macroeconomic concerns arising from conflict in the Middle East. Higher interest rates have slowed demand for consumer and auto loans, and have had a more pronounced impact on the housing sector, where higher borrowing rates impact both home affordability, driving down purchase activity, and demand for mortgage loan refinancing. However, mortgage rates are not directly tied to the federal funds rate but instead are tied to the 10-year Treasury rate, which showed signs of improvement in the first two months of the quarter, but subsequently rose at the end of the quarter due to general macroeconomic concerns stemming from the ongoing conflict in the Middle East. As a result, 30-year mortgage rates remained elevated at quarter-end, which continues to suppress activity in the housing sector.
Macro-economic conditions in the U.K. and Canada were relatively stable in the first two months of 2026 and showed some recovering following a weak final quarter of 2025. However, the conflict in the Middle East and the resulting increase in energy prices has renewed inflation pressures and heightened consumer uncertainty, which likely impacted full first quarter growth. In India, the economy is highly sensitive to energy prices, and economic growth likely slowed in the final month of the quarter after relatively strong performance in the first two months, although regulatory actions have continued to slow credit expansion. Globally, many central banks paused further policy interest rate cuts in the quarter as a result of the increase in energy prices and the likely impact on inflation levels, which may impact consumer credit demand.
The U.S. has continued to take actions related to import tariffs, the impacts of which remain uncertain and continue to contribute to market volatility. While trade negotiations and legal challenges are ongoing, these actions have led to increased market volatility and uncertainty making the impact difficult to forecast. If policies that significantly increase tariff rates are maintained, there is potential for the U.S. and global economic growth to slow, with increased probability for recession and increased inflation across many of the markets where we operate. Despite the early implementation of higher tariffs having a lower-than-expected impact on U.S. inflation rates in 2025 and so far in 2026, market uncertainty is putting pressure on the global macroeconomic environment. The uncertainty of tariff policy, price increases and stock market volatility has dampened, and may continue to suppress, consumer sentiment.
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
Effects of Inflation
We believe that elevated levels of inflation have had, and periods of renewed inflationary pressure could continue to have, a negative impact on our business and results of operations, including decreased demand for our services. Following significant reductions in inflation from peak levels reached in 2022 and 2023, the Fed and several international central banks began lowering interest rates in 2024 and 2025, and have indicated that future policy actions will remain data-dependent. Interest rates remain elevated relative to historic levels, which may result in depressed consumer spending on non-essential goods and services, and consequently lower demand for credit, which could have a material adverse impact on various aspects of our business in the future.
Developments that Impact Comparability Between Periods
The following developments impact the comparability of our balance sheets, results of operations and cash flows between periods:
Transformation Plan
As of the end of 2025, we completed the transformation plan to optimize our operating model and continue to advance our technology. The operating model optimization program transitioned certain job responsibilities to our GCCs and reduced our facility footprint. The incremental investment to advance our technology, which was the final phase of our accelerated technology investment, fundamentally transformed our technology infrastructure through the implementation of a global cloud-based approach to streamline product development, increase efficiency of ongoing operations and maintenance, enable a continuous improvement approach and provide a single global platform for fulfillment of our product lines. We incurred a total of $373.4 million in pre-tax expenses related to the two initiatives from the fourth quarter of 2023 through the end of 2025, consistent with our overall expectations.
See Part I, Item 1, “Financial Information – Notes to Unaudited Consolidated Financial Statements,” Note 8, “Other Current Liabilities” for additional information about our restructuring expenses and “Results of Operations – Non-GAAP Measures” for additional details of the composition of these expenses.

Trans Union de Mexico Acquisition
On March 2, 2026, we acquired approximately a 68% equity interest in Trans Union de Mexico for total cash consideration of $659.7 million. Prior to the transaction, we owned approximately a 26% equity interest that was accounted for under the equity method. Our total equity interest is now approximately 94%, representing a controlling financial interest and resulting in the consolidation of Trans Union de Mexico. We accounted for the transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations. Accordingly, we remeasured our initial 26% investment at a fair value of $247.4 million resulting in a non-taxable gain of $225.5 million recorded within gain on acquisition of affiliate in the Consolidated Statement of Operations.
The acquisition was funded primarily with proceeds from our Senior Secured Revolving Credit Facility and cash on hand. See Note 10, “Debt,” for additional information about our Senior Secured Revolving Credit Facility. There was no contingent consideration related to this transaction. Trans Union de Mexico’s results of operations subsequent to the acquisition date are reflected in the Latin America reporting unit in our International segment for the three months ended March 31, 2026, which affects the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about this transaction.
Monevo Acquisition
On April 1, 2025, we gained control of Monevo Limited (“Monevo”) by acquiring the remaining 70% of its outstanding equity, of which we previously owned 30%. We accounted for the transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations. Monevo’s results of operations subsequent to the acquisition date, which are not material, are reflected in both the U.S. Markets and International segments for the three months ended March 31, 2026, which affects the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about this transaction.
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
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three months ended March 31, 2026 and 2025, the Company repurchased approximately 171,000 and 63,000 shares of common stock, respectively, for a total of $12.1 million and $5.4 million, respectively, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share for the three months ended March 31, 2026 and 2025 was $70.92 and $84.86, respectively. As of March 31, 2026, $688.1 million remains available for repurchases under the 2025 Repurchase Plan.
Debt
On February 11, 2026, we executed Amendment No. 25 to the Senior Secured Credit Facility, pursuant to which we increased our borrowing capacity under the Senior Secured Revolving Credit Facility to $1.0 billion. All other key terms of the Senior

Secured Revolving Credit Facility remained unchanged. We used proceeds from the Senior Secured Revolving Credit Facility to fund a portion of the cash purchase price of Trans Union de Mexico, as further discussed in Note 2, “Business Acquisitions.”
During the second quarter of 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,232.1 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
Cost of Services
Cost of services includes data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and data center costs.
Selling, General and Administrative
Selling, general and administrative includes personnel-related costs for sales, administrative and management employees, costs for professional and consulting services, advertising and facilities expenses.
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, earnings from equity method investments, dividends from Cost Method Investments, fair-value adjustments of equity method and Cost Method Investments, if any, expenses related to successful and unsuccessful business acquisitions, loan fees, debt refinancing expenses, certain acquisition-related gains and losses and other non-operating income and expenses.

Results of Operations —Three Months Ended March 31, 2026 and 2025
(Tabular amounts in millions, except per share amounts)
For the three months ended March 31, 2026 and 2025, our results of operations were as follows:

	Three Months Ended March 31,		Change
			2026 vs. 2025
	2026	2025	$	%
Revenue	$1,245.7	$1,095.7	$149.9	13.7%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	519.5	445.6	73.8	16.6%
Selling, general and administrative	329.1	256.8	72.2	28.1%
Depreciation and amortization	152.3	138.9	13.5	9.7%
Total operating expenses	1,000.9	841.4	159.5	19.0%
Operating income	244.8	254.4	(9.6)	(3.8)%
Non-operating income and (expense)
Interest expense	(62.0)	(56.1)	(5.9)	10.6%
Interest income	7.2	8.6	(1.4)	(16.2)%
Earnings from equity method investments	6.5	4.3	2.2	50.6%
Gain on acquisition of affiliate	225.5	—	225.5	nm
Other income and (expense), net	6.2	(17.4)	23.6	nm
Total non-operating income and (expense)	183.3	(60.6)	243.9	nm
Income before income taxes	428.1	193.8	234.3	nm
Provision for income taxes	(27.6)	(41.0)	13.4	(32.6)%
Net income	400.4	152.7	247.7	nm
Less: net income attributable to noncontrolling interests	(3.3)	(4.7)	1.4	(29.4)%
Net income attributable to TransUnion	$397.1	$148.1	$249.1	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Revenue
For the three months ended March 31, 2026 revenue increased $149.9 million, or 13.7%, compared with the same period in 2025, due to growth in both segments and our recent acquisition of a majority ownership interest in Trans Union de Mexico. The impact of foreign currency on organic revenue was an increase of 0.7%.
Operating Expenses
Cost of Services
For the three months ended March 31, 2026, cost of services increased $73.8 million compared with the same period in 2025. The increase was due primarily to:
•an increase of approximately $81.0 million in product and fulfillment costs due primarily to an increase in certain product cost pricing in our U.S. Markets segment and an increase in volume in both segments.
partially offset by:
•a decrease of approximately $10.0 million in technology and communications costs, due primarily to our accelerated technology investment program which ended in 2025, partially offset by an increase in cloud costs.
Selling, General and Administrative
For the three months ended March 31, 2026, selling, general and administrative expenses increased $72.2 million compared with the same period in 2025. The increase was due primarily to:
•A $56.0 million reduction of an accrual for a lawsuit that was dismissed in the first quarter of 2025, as further discussed in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 15, “Contingencies;” and

•an increase of approximately $25.0 million in labor-related costs including incentive compensation, primarily stock-based compensation, and an increase in salaries and commissions.
partially offset by:
•a decrease of approximately $9.0 million in costs related to our operating model optimization program due to the completion of the program in 2025.
Depreciation and Amortization
For the three months ended March 31, 2026, depreciation and amortization increased $13.5 million compared with the same period in 2025, due primarily to the increase in capital expenditures related to our accelerated technology investment initiative over the past few years and incremental intangible asset amortization from our recent acquisitions.
Non-Operating Income and Expense
Interest expense
For the three months ended March 31, 2026, interest expense increased $5.9 million, compared with the same period in 2025. The increase was due primarily to the replacement of our hedges in June 2025 and borrowing on our Senior Secured Revolving Credit Facility to fund the acquisition of a majority ownership interest in Trans Union de Mexico, partially offset by a decrease in the average periodic variable interest rate on the unhedged portion of our debt.
Interest income
The decrease in interest income for the current period compared to the prior period was due primarily to the settlement of a note receivable in October 2025.
Gain on acquisition of affiliate
For the three months ended March 31, 2026, we recognized a gain on our acquisition of a majority ownership interest in Trans Union de Mexico, as further discussed in Part I, Note 2, “Business Acquisition.”
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(8.5)	$(5.3)	$(3.3)	61.9%
Debt related expenses	(0.5)	(0.4)	(0.1)	29.4%
Other income (expense), net	15.2	(11.7)	26.9	nm
Total other income and (expense), net	$6.2	$(17.4)	$23.6	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions, and include costs related to our acquisitions of Monevo and Trans Union de Mexico.

Debt-related expenses
For the three months ended March 31, 2026 and 2025, debt-related expenses included other debt financing fees of $0.5 million and $0.4 million, respectively.
Other income and (expense), net

	Three Months Ended March 31,
	2026	2025
Fair value and impairment adjustments	$15.4	$(12.6)
Currency remeasurement gains (losses), net	(1.5)	0.6
Miscellaneous non-operating income and (expense)	1.4	0.3
Total other income (expense), net	$15.2	$(11.7)

Fair value and impairment adjustments primarily relate to investments in affiliated companies and notes receivable and realized gains on acquisition-related foreign currency forward contracts. Currency remeasurement gains (losses), net consist of realized foreign currency gains and losses for transactions in currencies other than the functional currency of the corresponding consolidated entity that were settled during the period. Miscellaneous non-operating income and (expense) includes other miscellaneous non-operating income and expense.
Provision for Income Taxes
Our effective tax rates were 6.5% and 21.2% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was lower in 2026 compared to 2025 due primarily to the non-taxable gain on our acquisition of a majority equity interest in Trans Union de Mexico and a benefit from the elimination of a deferred tax liability on our Cost Method Investment upon obtaining control as further discussed in Note 2, “Business Acquisitions," and benefits on the remeasurement of deferred taxes due to changes in state apportionment rates as a result of legal entity mergers, all of which occurred during the first quarter of 2026.
Segment Results of Operations—Three Months Ended March 31, 2026 and 2025
Management, including our CODM, evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the three months ended March 31, 2026 and 2025, our segment revenue, segment Adjusted EBITDA and segment Adjusted EBITDA Margin were as follows:

	Three Months Ended March 31,		Change
			2026 vs. 2025
	2026	2025	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$500.5	$403.6	$96.9	24.0%
Emerging Verticals	334.7	314.9	19.8	6.3%
Consumer Interactive	139.9	138.2	1.7	1.3%
U.S. Markets gross revenue	$975.1	$856.6	$118.5	13.8%

International gross revenue
Canada	$43.3	$37.8	$5.4	14.4%
Latin America	53.9	32.8	21.1	64.4%
United Kingdom	72.2	58.8	13.4	22.7%
Africa	20.9	16.9	4.0	23.4%
India	61.6	68.8	(7.2)	(10.5)%
Asia Pacific	22.1	27.0	(4.9)	(18.2)%
International gross revenue	$274.0	$242.2	$31.8	13.1%

Total gross revenue	$1,249.1	$1,098.8	$150.3	13.7%
Intersegment revenue eliminations	(3.4)	(3.1)	(0.3)	10.7%
Total revenue as reported	$1,245.7	$1,095.7	$149.9	13.7%

Adjusted EBITDA:
U.S. Markets	$356.9	$320.1	$36.7	11.5%
International	121.7	109.8	11.9	10.9%

Adjusted EBITDA Margin:
U.S. Markets	36.6%	37.4%		(0.8)%
International	44.4%	45.3%		(0.9)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For the three months ended March 31, 2026, U.S. Markets revenue increased $118.5 million, or 13.8%, compared with the same period in 2025. Revenue increased in all verticals.
Financial Services: For the three months ended March 31, 2026, revenue increased $96.9 million, or 24.0%, compared with the same period in 2025. A majority of the growth in Financial Services comes from our Mortgage line of business, due primarily to increases in price and volume. Our other lines of business also grew, due primarily to volume increases in our Consumer Lending line of business, and price and volume increases in our Auto and Card and Banking lines of business.
Emerging Verticals: For the three months ended March 31, 2026, revenue increased $19.8 million, or 6.3%, compared with the same period in 2025. The increase was due primarily to an increase in Insurance from price and volume increases, and most other verticals from volume increases across online and batch services, new business wins and pricing increases.
Consumer Interactive: For the three months ended March 31, 2026, revenue increased $1.7 million, or 1.3%, compared with the same period in 2025, due primarily to increased breach and indirect channel revenue, partially offset by slowing demand for paid credit products.

Adjusted EBITDA
For the three months ended March 31, 2026, Adjusted EBITDA increased $36.7 million compared with the same period in 2025, due primarily to the increase in revenue, partially offset by higher variable product and fulfillment costs and other operating costs. For the three months ended March 31, 2026, Adjusted EBITDA margins decreased 0.8% due primarily to FICO mortgage royalties, partially offset by technology and communication and labor-related costs growing at a slower pace than revenue.
International Segment
Revenue
For the three months ended March 31, 2026, International revenue increased $31.8 million, or 13.1%, compared with the same period in 2025 due primarily to the acquisitions of Trans Union de Mexico and Monevo, which contributed 9.6% of the increase. The impact of foreign currencies on organic revenue was an increase of 3.2%.
Canada: For the three months ended March 31, 2026, Canada revenue increased $5.4 million, or 14.4%, compared with the same period in 2025, due primarily to higher local currency revenue from broad-based volume increases and an increase of 5.1% from the impact of foreign currencies.
Latin America: For the three months ended March 31, 2026, Latin America revenue increased $21.1 million, or 64.4%, compared with the same period in 2025. Our acquisition of the majority ownership interest in Trans Union de Mexico contributed 56.0% of the increase. The impact of foreign currencies on organic revenue was an increase of 8.1%.
United Kingdom: For the three months ended March 31, 2026, United Kingdom revenue increased $13.4 million, or 22.7%, compared with the same period in 2025. Our acquisition of Monevo in the prior year contributed 8.1% of the increase. The impact of foreign currencies on organic revenue was an increase of 7.5%.
Africa: For the three months ended March 31, 2026, Africa revenue increased $4.0 million, or 23.4%, compared with the same period in 2025, due primarily to volume growth in emerging verticals, and an increase of 13.8% from the impact of foreign currencies.
India: For the three months ended March 31, 2026, India revenue decreased $7.2 million, or 10.5%, compared with the same period in 2025, due primarily to lower consumer online and batch volumes, partially offset by direct to consumer and credit risk volumes. The impact of foreign currencies was a decrease in revenue of 5.0% in the three-month period.
Asia Pacific: For the three months ended March 31, 2026, Asia Pacific revenue decreased $4.9 million, or 18.2%, compared with the same period in 2025, due primarily to prior year one-time contracts, partially offset by batch activity. The impact of foreign currencies was a decrease in revenue of 0.7%.
Adjusted EBITDA
For the three months ended March 31, 2026, Adjusted EBITDA increased $11.9 million compared with the same period in 2025 due primarily to increased revenue in most regions as discussed above, partially offset by an increase in expenses due to the increase in revenue. For the three months ended March 31, 2026, Adjusted EBITDA margins decreased 0.9%, due primarily to a shift in the mix of revenues.

Non-GAAP Measures—Three Months Ended March 31, 2026 and 2025
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
•Mergers and acquisitions, divestitures and business optimization expenses are non-recurring expenses associated with specific transactions (exploratory or executed) and consist of (i) transaction and integration costs, (ii) fair value and impairment adjustments related to investments and related call and put options, notes receivable, gains or losses on a step acquisition and mark-to-market adjustments on acquisition-related foreign currency forward contracts, (iii) post-acquisition adjustments to contingent consideration or to assets and liabilities that occurred after the acquisition measurement period. We exclude these expenses as we believe they are not directly correlated to the underlying performance of our business operations and vary depending upon the timing of such transactions. These expenses are reported in costs of services, selling, general and administrative and other income and (expenses), net, on our Consolidated Statements of Operations.
•Accelerated technology investment includes Project Rise and the final phase of our technology investment announced in November 2023. Project Rise was announced in February 2020 and was originally expected to be completed in 2022. Following our acquisition of Neustar in December 2021, we recognized the opportunity to take advantage of Neustar’s capabilities to enhance and complement our cloud-based technology already under development as part of

Project Rise. As a result, we extended Project Rise’s timeline to 2024. In November 2023, we announced our plans to further leverage Neustar’s technology to standardize and streamline our product delivery platforms and to build a single global platform for fulfillment of our product lines. This represented the final phase of the technology investment in our global technology infrastructure and core customer applications. The accelerated technology investment fundamentally transformed our technology infrastructure by implementing a global cloud-based approach to streamline product development, increase the efficiency of ongoing operations and maintenance and enable a continuous improvement approach to avoid the need for another major technology overhaul in the foreseeable future. The unique effort to build a secure, reliable and performant hybrid cloud infrastructure required us to dedicate separate resources in order to develop the new cloud-based infrastructure in parallel with our current on-premise environment by maintaining our existing technology team to ensure no disruptions to our customers. The costs associated with the accelerated technology investment are incremental and redundant costs that will not recur now that the program has been completed and are not representative of our underlying operating performance. Therefore, we believe that excluding these costs through the end of the program in 2025 from our non-GAAP measures provides a better reflection of our ongoing cost structure. These costs are primarily reported in cost of services and therefore do not include amounts that are capitalized as internally developed software.
•Operating model optimization program represents employee separation costs, facility lease exit costs and other business process optimization expenses incurred in connection with our transformation plan discussed further in “Factors Affecting Our Results of Operations.” We excluded these expenses through the end of the program in 2025 as we believe they are not directly correlated to the underlying performance of our business. Further, these costs will vary and may not be comparable during the transformation initiative as we progress toward an optimized operating model. These costs are reported primarily in restructuring and selling, general and administrative on our Consolidated Statements of Operations.
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
For the three months ended March 31, 2026 and 2025, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,		Change
			2026 vs. 2025
	2026	2025	$	%
Reconciliation of Net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$397.1	$148.1	$249.1	nm
Net interest expense	54.8	47.5	7.3	15.4%
Provision for income taxes	27.6	41.0	(13.4)	(32.6)%
Depreciation and amortization	152.3	138.9	13.5	9.7%
EBITDA	$631.9	$375.5	$256.5	68.3%
Adjustments to EBITDA:
Stock-based compensation	37.5	30.3	7.2	23.8%
Mergers and acquisitions, divestitures and business optimization[1]	(232.3)	17.9	(250.2)	nm
Accelerated technology investment[2]	—	20.0	(20.0)	nm
Operating model optimization program[3]	—	9.8	(9.8)	nm
Net other[4]	0.7	(56.4)	57.2	nm
Total adjustments to EBITDA	$(194.1)	$21.7	$(215.7)	nm
Consolidated Adjusted EBITDA	$437.9	$397.1	$40.7	10.3%

Net income attributable to TransUnion margin	31.9%	13.5%		18.4%
Consolidated Adjusted EBITDA margin[5]	35.2%	36.2%		(1.0)%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended March 31,
	2026	2025
Transaction and integration costs	$8.5	$5.3
Fair value and impairment adjustments	(240.9)	12.6
Total mergers and acquisitions, divestitures and business optimization	$(232.3)	$17.9
Fair value and impairment adjustments includes the gain on our acquisition of Trans Union de Mexico.
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

Three Months Ended March 31,
2025
Foundational Capabilities	$7.4
Migration Management	12.6
Total accelerated technology investment	$20.0

3.Operating model optimization consisted of the following adjustments:

Three Months Ended March 31,
2025
Business process optimization	$9.8
Total operating model optimization	$9.8
4.Net other consisted of the following adjustments:

	Three Months Ended March 31,
	2026	2025
Deferred loan fee expense from debt prepayments and refinancing	$—	$(0.1)
Other debt financing expenses	0.5	0.5
Currency remeasurement on foreign operations	1.5	(0.6)
Legal and regulatory expenses, net	—	(56.0)
Other non-operating (income) expense	(1.4)	(0.3)
Total other adjustments	$0.7	$(56.4)
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For the three months ended March 31, 2026, Consolidated Adjusted EBITDA increased $40.7 million compared with the same period in 2025, due primarily to an increase in revenue and the realization of cost savings from the transformation plan, partially offset by higher product costs compared to prior year. For the three months ended March 31, 2026, Consolidated Adjusted EBITDA margin decreased 1.0%, compared with the same period in 2025, due primarily to FICO mortgage royalties in the U.S. Markets segment.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended March 31,		Change
			2026 vs. 2025
	2026	2025	$	%
Reconciliation of Net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$397.1	$148.1	$249.1	nm
Adjustments before income tax items:
Amortization of certain intangible assets	76.5	70.9	5.6	7.9%
Stock-based compensation	37.5	30.3	7.2	23.8%
Mergers and acquisitions, divestitures and business optimization[1]	(232.3)	17.9	(250.2)	nm
Accelerated technology investment[2]	—	20.0	(20.0)	nm
Operating model optimization program[3]	—	9.8	(9.8)	nm
Net other[4]	1.6	(56.7)	58.3	nm
Total adjustments before income tax items	$(116.7)	$92.3	$(209.0)	nm
Total adjustments for income taxes[5]	(50.2)	(32.7)	(17.5)	53.6%
Adjusted Net Income	$230.2	$207.6	$22.5	10.9%

Weighted-average shares outstanding:
Basic	192.7	195.1	nm	nm
Diluted	194.5	197.3	nm	nm

Adjusted Earnings per Share:
Basic	$1.19	$1.06	$0.13	12.2%
Diluted	$1.18	$1.05	$0.13	12.5%

	Three Months Ended March 31,
	2026	2025
Reconciliation of Diluted earnings per share from Net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Income attributable to TransUnion	$2.04	$0.75
Adjustments before income tax items:
Amortization of certain intangible assets[1]	0.39	0.36
Stock-based compensation	0.19	0.15
Mergers and acquisitions, divestitures and business optimization[2]	(1.19)	0.09
Accelerated technology investment[3]	—	0.10
Operating model optimization program[4]	—	0.05
Net other[5]	0.01	(0.29)
Total adjustments before income tax items	$(0.60)	$0.47
Total adjustments for income taxes[6]	(0.26)	(0.17)
Adjusted Diluted Earnings per Share	$1.18	$1.05

Each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.

1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended March 31,
	2026	2025
Transaction and integration costs	$8.5	$5.3
Fair value and impairment adjustments	(240.9)	12.6
Total mergers and acquisitions, divestitures and business optimization	$(232.3)	$17.9
Fair value and impairment adjustments includes the gain on our acquisition of Trans Union de Mexico.
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

Three Months Ended March 31,
2025
Foundational Capabilities	$7.4
Migration Management	12.6
Total accelerated technology investment	$20.0
3.Operating model optimization consisted of the following adjustments:

Three Months Ended March 31,
2025
Business process optimization	$9.8
Total operating model optimization	$9.8
4.Net other consisted of the following adjustments:

	Three Months Ended March 31,
	2026	2025
Deferred loan fee expense from debt prepayments and refinancing	$—	$(0.1)
Currency remeasurement on foreign operations	1.5	(0.6)
Legal and regulatory expenses, net	—	(56.0)
Total other adjustments	$1.6	$(56.7)
5.Total adjustments for income taxes represents the total of adjustments discussed to calculate the Adjusted Provision for Income Taxes.
Adjusted Net Income
For the three months ended March 31, 2026, Adjusted Net Income increased due primarily to improved operating performance, partially offset by an increase in net interest expense and the Adjusted Provision for Income Taxes due to higher pre-tax income.

Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$428.1	$193.8
Total adjustments before income tax items from Adjusted Net Income table above	(116.7)	92.3
Adjusted income before income taxes	$311.4	$286.1

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	$(27.6)	$(41.0)
Adjustments for income taxes:
Tax effect of above adjustments	(26.4)	(32.3)
Eliminate impact of excess tax expense for stock-based compensation	(0.9)	0.5
Other[1]	(22.9)	(0.9)
Total adjustments for income taxes	$(50.2)	$(32.7)
Adjusted Provision for Income Taxes	$(77.9)	$(73.7)

Effective tax rate	6.5%	21.2%
Adjusted Effective Tax Rate	25.0%	25.8%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Three Months Ended March 31,
	2026	2025
Deferred tax adjustments	$(18.9)	$(4.6)
Valuation allowance adjustments	(5.1)	2.3
Return to provision, audit adjustments and reserves related to prior periods	0.2	1.0
Other adjustments	0.9	0.4
Total other adjustments	$(22.9)	$(0.9)
Adjusted Provision for Income Taxes
Our adjusted tax rates were 25.0% and 25.8% for the three months ended March 31, 2026 and March 31, 2025, respectively. The adjusted tax rate was lower in 2026 compared to 2025 due primarily to higher foreign tax credits related to impacts from recent acquisitions and related restructuring activities and higher deductions for foreign-derived intangible income due to provisions of the One Big Beautiful Bill Act that went into effect January 1, 2026.

Leverage Ratio

Trailing Twelve Months Ended March 31, 2026
Reconciliation of Net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$704.5
Net interest expense	209.9
Provision for income taxes	159.7
Depreciation and amortization	588.2
EBITDA	$1,662.3
Adjustments to EBITDA:
Stock-based compensation	$152.8
Mergers and acquisitions, divestitures and business optimization[1]	(220.2)
Accelerated technology investment[2]	64.4
Operating model optimization program[3]	22.4
Net other[4]	4.9
Total adjustments to EBITDA	$24.4
Consolidated Adjusted EBITDA	1,686.7
Adjusted EBITDA for Pre-Acquisition Period[5]	72.1
Leverage Ratio Adjusted EBITDA	$1,758.7

Total debt	$5,607.4
Less: Cash and cash equivalents	732.5
Net Debt	$4,874.9

Ratio of Net Debt to Net income attributable to TransUnion	6.9
Leverage Ratio[6]	2.8
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

Trailing Twelve Months Ended March 31, 2026
Transaction and integration costs	$17.2
Fair value and impairment adjustments	(236.7)
Post-acquisition adjustments	(0.7)
Total mergers and acquisitions, divestitures and business optimization	$(220.2)
Fair value and impairment adjustments includes the gain on our acquisition of Trans Union de Mexico.
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

Trailing Twelve Months Ended March 31, 2026
Foundational Capabilities	$11.4
Migration Management	53.1
Total accelerated technology investment	$64.4
3.Operating model optimization consisted of the following adjustments:

Trailing Twelve Months Ended March 31, 2026
Employee separation	$6.8
Business process optimization	15.6
Total operating model optimization	$22.4
4.Net other consisted of the following adjustments:

Trailing Twelve Months Ended March 31, 2026
Other debt financing expenses	$2.1
Currency remeasurement on foreign operations	2.6
Other non-operating (income) and expense	0.2
Total other adjustments	$4.9
5.The trailing twelve months ended March 31, 2026 includes Adjusted EBITDA related to Trans Union de Mexico prior to our acquisition in March 2026.
6.We define Leverage Ratio as net debt divided by Leverage Ratio Adjusted EBITDA as shown in the table above.

Application of Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with GAAP. The notes accompanying our unaudited consolidated financial statements include disclosures about our significant accounting policies. These accounting policies require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. See Part II, Item 7, “Application of Critical Accounting Estimates” and Part II, Item 8, Note 1, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026, for additional information about our critical accounting estimates.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Senior Secured Revolving Credit Facility. Our principal uses of liquidity are working capital, capital expenditures, debt service and other capital allocation initiatives, business acquisitions, dividends, and other general corporate purposes. We believe our cash on hand, cash generated from operations and funds available under the Senior Secured Revolving Credit Facility will be sufficient to fund our planned capital expenditures, debt service and other capital structure obligations, business acquisitions, dividends, and operating needs for at least the next twelve months. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy.
Cash and cash equivalents totaled $732.5 million and $853.6 million at March 31, 2026 and December 31, 2025, respectively, of which $594.9 million and $432.2 million was held outside the United States in each respective period. As of March 31, 2026, we had $520.0 million in outstanding borrowings under the Senior Secured Revolving Credit Facility and $1.2 million of outstanding letters of credit and could have borrowed up to the remaining $478.8 million available.

On February 11, 2026, we executed Amendment No. 25 to the Senior Secured Credit Facility, pursuant to which we increased our borrowing capacity under the Senior Secured Revolving Credit Facility to $1.0 billion. All other key terms of the Senior Secured Revolving Credit Facility remained unchanged. We used proceeds from the Senior Secured Revolving Credit Facility to fund a portion of the cash purchase price of Trans Union de Mexico.
We also have the ability to request incremental loans on the same terms under the existing Senior Secured Credit Facility up to the greater of an additional $1,000.0 million and 100% of Consolidated EBITDA, as defined in the credit agreement. In addition, as long as the senior secured net leverage ratio does not exceed 4.25-to-1, we may incur additional incremental loans, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.
Each year, we may be required to make additional principal payments on the Senior Secured Term Loan B based on excess cash flows of the prior year, as defined in the agreement. There were no excess cash flows for 2025 and therefore no additional payment is required in 2026. See Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt” for additional information about our debt.
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
In the first quarter of 2026, we paid dividends of $0.125 per share totaling $25.0 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
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
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. During the three months ended March 31, 2026 and 2025, the Company repurchased approximately 171,000 and 63,000 shares of common stock, respectively, for a total of $12.1 million and $5.4 million, respectively, including commissions and excise taxes, under the 2025 Repurchase Plan. The average price paid per share for the three months ended March 31, 2026 and 2025 was $70.92 and $84.86, respectively. As of March 31, 2026, $688.1 million remains available for repurchases under the 2025 Repurchase Plan.
Sources and Uses of Cash

	Three Months Ended March 31,
	2026	2025	Change
Cash provided by operating activities	$84.2	$52.5	$31.7
Cash used in investing activities	(586.7)	(86.6)	(500.1)
Cash provided by (used in) financing activities	400.9	(40.6)	441.5
Effect of exchange rate changes on cash and cash equivalents	(19.5)	5.1	(24.6)
Net change in cash and cash equivalents	$(121.1)	$(69.6)	$(51.5)

Operating Activities
The increase in cash provided by operating activities was due primarily to improved operating performance, partially offset by changes in working capital.
Investing Activities
The increase in cash used in investing activities was due primarily to our acquisition of Trans Union de Mexico, partially offset by proceeds from the sale of two Cost Method Investments and a prior year investment in a note receivable.
Financing Activities
The increase in cash provided by financing activities was due primarily to borrowings from the Senior Secured Revolving Credit Facility for the purchase of Trans Union de Mexico, partially offset by dividends paid to shareholders of Trans Union de Mexico.
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
Cash paid for capital expenditures decreased $3.2 million, from $68.4 million for the three months ended March 31, 2025, to $65.2 million for the three months ended March 31, 2026. Capital expenditures as a percentage of revenue represented 5.2% and 6.2% for the three months ended March 31, 2026 and 2025, respectively.
Debt
Hedges
In 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,232.1 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,078.5 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,532.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of March 31, 2026, we were in compliance with all debt covenants.
Our ability to meet our liquidity needs or to pay dividends on our common stock depends on our subsidiaries’ earnings, the terms of their indebtedness, and other contractual restrictions.
For additional information about our debt and hedge, see Part I, Item 1, “Financial Information - Notes to Unaudited Consolidated Financial Statements,” Note 10, “Debt.”
Contractual Obligations
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 12, “Debt” and Note 19, “Commitments” for information about our long-term debt obligations, noncancelable lease obligations, and noncancelable purchase obligations as of December 31, 2025.
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
Factors that could cause actual results to differ materially from those described in the forward-looking statements, or that could materially affect our financial results or such forward-looking statements include:
•macroeconomic effects and changes in market conditions, including the impact of tariffs, inflation, risk of recession, trade policy and industry trends and adverse developments in the debt, consumer credit and financial services markets, including the impact on the carrying value of our assets in all of the markets where we operate;
•ongoing conflict in the Middle East;
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
There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the SEC, and in this report under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
The forward-looking statements contained in this report speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect the impact of events or circumstances that may arise after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no other material changes from the quantitative and qualitative disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $1.0 billion Senior Secured Revolving Credit Facility. The variable interest rates on these borrowings are based, at our election, on SOFR or an alternate base rate, subject to floors, plus applicable margins. As of March 31, 2026, essentially all of our outstanding debt was variable-rate debt. Approximately 68.5% of our variable-rate debt is hedged with interest rate swaps. During the three months ended March 31, 2026, a 10% change in the average Term SOFR rates utilized in the calculation of our actual interest expense would have increased our annual interest expense by approximately $6.6 million.
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

Foreign Currency Exchange Rate Risk
A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we transact business in a number of foreign currencies, including British pounds sterling, the South African rand, the Canadian dollar, the Indian rupee, the Colombian peso and the Brazilian real. In addition, in November 2025 we entered into a foreign currency forward contract to economically hedge our exposure of a portion of the purchase price for our acquisition of a majority interest in Trans Union de Mexico, which was denominated in Mexican pesos. In reporting the results of our foreign operations, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies.
We are required to translate the assets and liabilities of our foreign subsidiaries that are measured in foreign currencies at the applicable period-end exchange rate in our Consolidated Balance Sheets. We are required to translate revenue and expenses at the average exchange rates prevailing during the year in our Consolidated Statements of Operations. The resulting translation adjustment is included in other comprehensive income as a component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income and (expense) as incurred.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
During the quarter covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
None.
ITEM 1. LEGAL PROCEEDINGS
General
Refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1, “Legal Proceedings” of all subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report, and Part I, Item 1, Note 15 “Contingencies,” of this Quarterly Report for a full description of our material pending legal and regulatory matters.
ITEM 1A. RISK FACTORS
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, and any subsequently filed Quarterly Reports on Form 10-Q, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing TransUnion. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased[1]	Average Price Paid Per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[3] (in millions)
January 1 to January 31	19,185	$82.90	—	$700.1
February 1 to February 28	232,630	78.79	—	$700.1
March 1 to March 31	181,795	70.73	170,889	$688.1
Total	433,610	$75.59	170,889
1.The total number of shares purchased includes 262,721 shares that were repurchased from employees for withholding taxes on restricted stock units vesting pursuant to the terms of the Company’s equity compensation plans and net settled and shares purchased as part of the 2025 Repurchase Plan (as defined below).
2.Excludes excise taxes and broker’s commissions.
3.On February 11, 2025, our Board authorized the repurchase of up to $500.0 million of our common stock under the 2025 Repurchase Plan. On October 22, 2025, the Board approved an increase to the 2025 Repurchase Plan authorization to $1.0 billion (including amounts repurchased as of such date under the 2025 Repurchase Plan). Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason and the 2025 Repurchase Plan does not have an expiration date. Any repurchased shares will be retired and returned to the status of authorized but unissued shares of the Company.
ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, the following directors or officers, as defined by Rule 16a-1(f) of the Exchange Act, each adopted a Rule 10b5-1 trading agreement (“10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold[1]
Mohamed F. Abdelsadek	Executive Vice President, Chief Global Solutions Officer	March 13, 2026	August 31, 2026	34,815
1.The “Aggregate number of shares to be sold” represents the gross number of shares to be received during the duration of the respective 10b5-1 Plan, before excluding any shares withheld by the Company to satisfy its income tax withholding obligations in connection with the net settlement of the equity awards. Any underlying performance share unit awards are calculated at “target” performance.
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fifth Amended and Restated Bylaws of TransUnion amended as of February 21, 2024 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed February 27, 2024).

10.1**
Amendment No. 25 to the Credit Agreement, dated as of February 11, 2026, by and among TransUnion Intermediate Holdings, Inc., Trans Union LLC, the Guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and each of the other Lenders party thereto.

10.2†**	TransUnion Second Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Restricted Stock Units (for awards granted on or after February 27, 2026).

10.3†**	TransUnion Second Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Performance Share Units (for awards granted on or after February 27, 2026).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.
† Identifies management contracts and compensatory plans or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

April 28, 2026	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

April 28, 2026	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)