Form 10-Q
period 2026-06-30
TransUnion
filed 2026-07-28
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of June 30, 2026, there were 191.6 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$839.1	$853.6
Trade accounts receivable, net of allowance of $26.6 and $27.7	1,047.5	905.0
Other current assets	291.4	257.7
Total current assets	2,178.0	2,016.3
Property, plant and equipment, net of accumulated depreciation and amortization of $546.4 and $545.0	270.9	258.4
Goodwill	5,811.8	5,259.5
Other intangibles, net of accumulated amortization of $2,898.8 and $2,716.3	3,520.4	3,098.5
Other assets	408.8	480.2
Total assets	$12,189.9	$11,112.9
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$404.9	$349.9
Current portion of long-term debt	213.1	196.9
Other current liabilities	528.1	607.6
Total current liabilities	1,146.1	1,154.4
Long-term debt	5,372.2	4,906.9
Deferred taxes	539.2	389.8
Other liabilities	133.8	116.5
Total liabilities	7,191.3	6,567.6
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2026 and December 31, 2025, 199.0 million and 199.4 million shares issued at June 30, 2026 and December 31, 2025, respectively, and 191.6 million and 192.4 million shares outstanding as of June 30, 2026 and December 31, 2025, respectively	1.9	2.0
Additional paid-in capital	2,390.9	2,424.0
Treasury stock at cost; 7.4 million and 7.0 million shares at June 30, 2026 and December 31, 2025, respectively	(402.5)	(370.3)
Retained earnings	3,214.9	2,723.7
Accumulated other comprehensive loss	(362.3)	(340.2)
Total TransUnion stockholders’ equity	4,842.9	4,439.2
Noncontrolling interests	155.7	106.1
Total stockholders’ equity	4,998.6	4,545.3
Total liabilities and stockholders’ equity	$12,189.9	$11,112.9

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,309.6	$1,139.7	$2,555.3	$2,235.5
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	544.6	469.9	1,064.1	915.5
Selling, general and administrative	346.5	335.0	675.5	591.8
Depreciation and amortization	160.5	142.7	312.9	281.6
Total operating expenses	1,051.6	947.5	2,052.5	1,788.9
Operating income	258.0	192.2	502.8	446.6
Non-operating income and (expense)
Interest expense	(65.9)	(55.7)	(127.9)	(111.8)
Interest income	7.0	8.8	14.2	17.3
Earnings from equity method investments	0.9	5.0	7.4	9.3
Gain on acquisition of affiliate	—	—	225.5	—
Other income and (expense), net	1.5	6.6	7.7	(10.8)
Total non-operating income and (expense)	(56.5)	(35.4)	126.8	(96.0)
Income before income taxes	201.5	156.8	629.6	350.5
Provision for income taxes	(54.8)	(44.4)	(82.4)	(85.4)
Net income	146.7	112.4	547.2	265.1
Less: net income attributable to noncontrolling interests	(3.4)	(2.8)	(6.7)	(7.4)
Net income attributable to TransUnion	$143.4	$109.6	$540.5	$257.7

Basic earnings per common share from:
Net income attributable to TransUnion	$0.75	$0.56	$2.81	$1.32
Diluted earnings per common share from:
Net income attributable to TransUnion	$0.74	$0.56	$2.78	$1.31
Weighted-average shares outstanding:
Basic	192.3	195.0	192.5	195.0
Diluted	193.7	197.2	194.3	197.2

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$146.7	$112.4	$547.2	$265.1
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	50.5	66.8	(34.5)	106.2
(Provision) for income taxes	—	(0.7)	—	(0.6)
Foreign currency translation, net	50.5	66.1	(34.5)	105.6
Cash flow hedges:
Net change on interest rate swap	4.4	(29.5)	13.8	(66.6)
(Provision) benefit for income taxes	(1.1)	7.4	(3.5)	16.7
Cash flow hedges, net	3.3	(22.1)	10.3	(49.9)
Available-for-sale securities:
Net unrealized gain (loss)	(0.1)	—	(0.2)	—
Available-for-sale securities, net	(0.1)	—	(0.2)	—
Total other comprehensive income (loss), net of tax	53.7	44.0	(24.4)	55.7
Comprehensive income	200.4	156.4	522.8	320.8
Less: comprehensive income attributable to noncontrolling interests	(5.7)	(2.6)	(4.5)	(7.5)
Comprehensive income attributable to TransUnion	$194.7	$153.8	$518.3	$313.3

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$547.2	$265.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312.9	281.6
Deferred taxes	(21.3)	(54.1)
Stock-based compensation	76.6	70.5
Gain on acquisition of affiliate	(225.5)	—
Other	(10.5)	29.1
Changes in assets and liabilities:
Trade accounts receivable	(144.4)	(98.4)
Other current and long-term assets	(20.2)	8.0
Trade accounts payable	44.0	37.1
Other current and long-term liabilities	(99.7)	(195.1)
Cash provided by operating activities	459.1	343.8
Cash flows from investing activities:
Capital expenditures	(134.4)	(145.4)
Proceeds from sale/maturity of other investments	—	0.2
Investments in consolidated affiliates, net of cash acquired	(603.6)	(55.7)
Investments in nonconsolidated affiliates and notes receivable	(1.0)	(25.0)
Proceeds from the sale of investments in nonconsolidated affiliates	47.3	—
Other	10.8	2.2
Cash used in investing activities	(680.9)	(223.7)
Cash flows from financing activities:
Proceeds from revolving credit facility	520.0	—
Repayments of debt	(40.8)	(43.2)
Debt financing fees	(0.7)	—
Dividends to shareholders	(49.5)	(45.1)
Proceeds from issuance of common stock and exercise of stock options	9.8	10.5
Employee taxes paid on restricted stock units recorded as treasury stock	(32.3)	(7.4)
Repurchases of common stock	(115.8)	(38.8)
Acquisitions of noncontrolling interests	(8.6)	—
Distributions to noncontrolling interests	(6.4)	(3.3)
Dividends paid to shareholders of acquired affiliate	(56.1)	—
Cash provided by (used in) financing activities	219.6	(127.3)
Effect of exchange rate changes on cash and cash equivalents	(12.3)	15.2
Net change in cash and cash equivalents	(14.5)	8.0
Cash and cash equivalents, beginning of period	853.6	679.5
Cash and cash equivalents, end of period	$839.1	$687.5

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2024	194.9	$2.0	$2,558.9	$(334.6)	$2,357.9	$(367.2)	$101.8	$4,318.8
Net income	—	—	—	—	148.1	—	4.7	152.7
Other comprehensive loss	—	—	—	—	—	11.5	0.2	11.7
Stock-based compensation	—	—	29.2	—	—	—	—	29.2
Employee share purchase plan	0.1	—	12.4	—	—	—	—	12.4
Vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(5.5)	—	—	—	(5.5)
Repurchase of common stock (including excise tax)	(0.1)	—	(5.4)	—	—	—	—	(5.4)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(21.5)	—	—	(21.5)
Balance, March 31, 2025	195.1	$2.0	$2,595.1	$(340.1)	$2,484.5	$(355.7)	$106.7	$4,492.5
Net income	—	—	—	—	109.6	—	2.8	112.4
Other comprehensive loss	—	—	—	—	—	44.1	(0.1)	44.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.3)	(3.3)
Stock-based compensation	—	—	39.0	—	—	—	—	39.0
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(1.9)	—	—	—	(1.9)
Repurchase of common stock (including excise tax)	(0.4)	—	(33.5)	—	—	—	—	(33.5)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(23.0)	—	—	(23.0)
Balance, June 30, 2025	194.8	$2.0	$2,600.7	$(342.0)	$2,571.1	$(311.6)	$106.0	$4,626.2

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited) - Continued
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2025	192.4	$2.0	$2,424.0	$(370.3)	$2,723.7	$(340.2)	$106.1	$4,545.3
Net income	—	—	—	—	397.1	—	3.3	400.4
Fair value of noncontrolling interest in acquired affiliate	—	—	—	—	—	—	56.2	56.2
Other comprehensive income	—	—	—	—	—	(73.5)	(4.5)	(78.0)
Stock-based compensation	—	—	36.9	—	—	—	—	36.9
Employee share purchase plan	0.1	—	11.4	—	—	—	—	11.4
Vesting of restricted stock units and performance stock units	0.7	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(20.7)	—	—	—	(20.7)
Repurchase of common stock (including excise tax)	(0.2)	(0.1)	(12.0)	—	—	—	—	(12.1)
Dividends to shareholders ($0.125 per share)	—	—	—	—	(24.7)	—	—	(24.7)
Balance, March 31, 2026	192.8	$1.9	$2,460.3	$(391.0)	$3,096.1	$(413.7)	$161.1	$4,914.7
Net income	—	—	—	—	143.4	—	3.4	146.7
Other comprehensive income	—	—	—	—	—	51.4	2.3	53.7
Acquisitions of noncontrolling interests	—	—	(4.0)	—	—	—	(4.6)	(8.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.4)	(6.4)
Stock-based compensation	—	—	38.3	—	—	—	—	38.3
Vesting of restricted stock units and performance stock units	0.4	—	—	—	—	—	—	—
Treasury stock purchased	(0.2)	—	—	(11.5)	—	—	—	(11.5)
Repurchase of common stock (including excise tax)	(1.5)	—	(103.7)	—	—	—	—	(103.7)
Dividends to shareholders ($0.125 per share)	—	—	—	—	(24.7)	—	—	(24.7)
Balance, June 30, 2026	191.6	$1.9	$2,390.9	$(402.5)	$3,214.9	$(362.3)	$155.7	$4,998.6

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
Variable Interest Entities
At inception, we determine whether an entity in which we have made an investment or with which we have other variable interest arrangements is considered a variable interest entity (“VIE”). We are required to consolidate any VIE if we are the primary beneficiary of the VIE. We are the primary beneficiary of a VIE if we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb a portion of the losses or benefits that are significant to the VIE. If we are not the primary beneficiary of the VIE, we account for the investment or other variable interests in the VIE in accordance with other applicable GAAP. When events or circumstances change our variable interests or relationships with any of these entities, we reassess our determination of whether they are a VIE and, if so, whether we are the primary beneficiary. As of December 31, 2025, we had a variable interest in one unconsolidated VIE with an exposure of loss of approximately $49.5 million, consisting of the carrying value of our equity investment and various notes and accounts receivable from this entity. Due to changes in the nature of our relationship with this entity during the three months ended June 30, 2026, this entity is no longer considered a VIE.
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
The table below sets forth information regarding repurchases of shares under the 2025 Repurchase Plan (in millions, except for number of shares, which are reflected in thousands, and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total number of shares purchased	1,500.4	388.4	1,671.3	451.8
Average price paid per share[1]	$69.52	$86.14	$69.66	$85.96
Amount repurchased[1]	$103.4	$33.5	$115.8	$38.8
(1) Amounts include commissions and excise taxes.
As of June 30, 2026, $584.8 million remains available for repurchases under the 2025 Repurchase Plan.
Trade Accounts Receivable
We base our allowance for doubtful accounts estimate on our historical loss experience, our current expectations of future losses, current economic conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse financial condition or for existing contractual disputes.
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$27.7	$19.9
Provision for losses on trade accounts receivable	10.3	13.3
Write-offs, net of recovered accounts	(11.4)	(5.8)
Ending balance	$26.6	$27.4

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
On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This ASU provides additional clarification on interim disclosure requirements, including a comprehensive list of interim disclosures required by GAAP. Further, this ASU includes a new disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have had a material impact. This includes material events and/or changes to items not listed as a required interim disclosure in Topic 270. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the impact that adopting this ASU would have on our financial statements.
2. Business Acquisitions
2026 Acquisitions
Trans Union de Mexico
On March 2, 2026, we acquired approximately a 68% equity interest in Trans Union de México, S.A., S.I.C., (“Trans Union de Mexico”) for total cash consideration of approximately $659.7 million. The acquisition was funded with proceeds from our Senior Secured Revolving Credit Facility and cash on hand. See Note 10, “Debt,” for additional information about our Senior Secured Revolving Credit Facility. Prior to the transaction, we owned approximately a 26% equity interest that was accounted for under the equity method. Our total equity interest upon closing was approximately 94%, representing a controlling financial interest which resulted in the consolidation of Trans Union de Mexico. The remaining approximately 6% equity interest represented a noncontrolling interest in the net assets acquired and was valued based on the purchase price of the 68% equity interest. There was no contingent consideration related to this transaction.

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
Prior to March 2, 2026, Trans Union de Mexico was recorded as an equity method investment and the pro rata share of its earnings or losses were recorded within non-operating income and (expense), net in the Consolidated Statement of Operations. We accounted for the transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, we remeasured our initial 26% investment at a fair value of $247.4 million based on the purchase price of the 68% equity interest, resulting in a non-taxable gain of $225.5 million recorded within gain on acquisition of affiliate in the Consolidated Statement of Operations.
We engaged in business activities with Trans Union de Mexico prior to the date of acquisition that were not material and received dividends from our equity method investment. The results of operations of Trans Union de Mexico subsequent to the acquisition date and the assets acquired and liabilities assumed are included within our Latin America reporting unit in our International segment.
Acquisition Costs
We recognized cumulative transaction costs related to the acquisition of $18.1 million, including $5.8 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively. We recorded these costs within other income and (expense), net in the Consolidated Statements of Operations. These costs include investment banker fees, legal, due diligence and other external costs.
Purchase Price Allocation
The total consideration for this acquisition is preliminary, pending final customary purchase price adjustments. The valuation of the assets acquired and liabilities assumed, including the valuation of intangible assets, income taxes and goodwill, among other items, has not yet been finalized and is based on management’s best estimates and assumptions as of June 30, 2026. We will complete the analysis of the total purchase consideration and the allocation of the final purchase price once we obtain the necessary information, which we expect to do within one year from the acquisition date.
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
The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed as of June 30, 2026:

Purchase consideration	$986.5

Assets acquired
Cash and cash equivalents	$81.1
Trade accounts receivable	19.4
Other current assets	5.7
Property, plant and equipment	17.0
Intangible assets	581.8
Other assets	0.7
Total identifiable assets acquired	$705.6

Liabilities assumed
Accounts payable	$12.1
Other current liabilities	67.5
Deferred revenue	2.0
Other liabilities	10.2
Deferred tax liabilities	171.3
Total liabilities assumed	$263.3

Net identifiable assets acquired	$442.3
Goodwill	544.2
Net assets acquired	986.5
Less: Noncontrolling interest	56.2
Net fair value of assets acquired	$930.3
During the three months ended June 30, 2026, we recorded measurement period adjustments that increased intangible assets by $5.8 million, increased deferred tax liabilities by $2.2 million, decreased goodwill by $3.3 million, and made other insignificant changes.
Other current liabilities and other liabilities include $56.6 million and $10.0 million, respectively, related to dividends declared by Trans Union de Mexico prior to the acquisition.
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and the weighted average amortization period as of the acquisition date:

	Preliminary Fair Value	Weighted-Average Amortization Period
Database and credit files	$459.3	15 years
Customer relationships	103.8	15 years
Trade names and trademarks	15.9	10 years
Developed technology	2.7	3 years
Total identifiable intangible assets	$581.8	14.8 years
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

	(Unaudited)
	TransUnion and Trans Union de Mexico combined
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Pro-forma revenue	$1,309.6	$1,181.6	$2,588.5	$2,315.0
Pro-forma net income attributable to TransUnion	142.8	110.3	303.3	493.7
Mobile Division of RealNetworks LLC
On April 1, 2026, we acquired the mobile division of RealNetworks LLC to augment our communications solutions capabilities. The total estimated purchase consideration for the acquisition was $25.8 million, funded from cash on hand, and purchase consideration is pending final customary purchase price adjustments. We accounted for this transaction as a business combination in accordance with ASC 805. Based on the preliminary allocation of the purchase consideration, we recognized $12.2 million of goodwill and $8.3 million of amortizable intangible assets, consisting primarily of developed technology, with the remaining allocated to other net assets. We estimate the weighted-average useful life of the intangible assets to be approximately 12.4 years.
Acquisitions of noncontrolling interests
During the three months ended June 30, 2026, we acquired additional equity of Trans Union de Mexico, which increased our equity interest from approximately 94% to approximately 95%. During the same period, we also acquired the remaining equity interest in an entity consolidated within the United Kingdom region of our International segment. Both transactions were settled in cash, totaling an aggregate of approximately $8.6 million. We accounted for these transactions as equity transactions with no impact to net income, with the differences between consideration paid and the related adjustments to noncontrolling interest recorded as additional paid-in capital.

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
3. Other Current Assets
Other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$161.8	$134.5
Marketable securities (Note 13)	0.4	2.7
Other	129.2	120.5
Total other current assets	$291.4	$257.7
4. Goodwill
There have been no triggering events during the six months ended June 30, 2026 that have required us to re-evaluate whether any of our reporting units were impaired.
Goodwill allocated to our reportable segments and changes in the carrying amount of goodwill during the six months ended June 30, 2026, consisted of the following:

	U.S. Markets	International	Total
Balance, December 31, 2025	$4,311.3	$948.2	$5,259.5
Business acquisitions	12.2	547.5	559.7
Purchase accounting measurement period adjustments	1.1	(3.7)	(2.6)
Foreign exchange rate adjustment	0.4	(5.1)	(4.8)
Balance, June 30, 2026	$4,324.9	$1,486.9	$5,811.8
The gross and net goodwill balances at each period were as follows:

	June 30, 2026			December 31, 2025
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S. Markets	$4,324.9	$—	$4,324.9	$4,311.3	$—	$4,311.3
International	1,900.9	(414.0)	1,486.9	1,362.2	(414.0)	948.2
Total	$6,225.8	$(414.0)	$5,811.8	$5,673.5	$(414.0)	$5,259.5

5. Intangible Assets
Intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,189.1	$(744.8)	$1,444.3	$2,085.9	$(684.9)	$1,401.0
Internal use software	1,814.3	(885.4)	928.9	1,778.3	(822.8)	955.5
Database and credit files	1,831.0	(1,062.3)	768.7	1,383.0	(1,010.4)	372.6
Trademarks, copyrights and patents	583.5	(205.8)	377.7	566.4	(197.9)	368.6
Noncompete and other agreements	1.3	(0.6)	0.7	1.2	(0.3)	0.8
Total intangible assets	$6,419.1	$(2,898.8)	$3,520.4	$5,814.8	$(2,716.3)	$3,098.5
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2025	$5,814.8	$(2,716.3)	$3,098.5
Business acquisitions	590.1	—	590.1
Developed internal use software	100.0	—	100.0
Amortization	—	(257.2)	(257.2)
Disposals and retirements	(70.3)	69.6	(0.7)
Foreign exchange rate adjustment	(15.3)	5.1	(10.2)
Balance, June 30, 2026	$6,419.1	$(2,898.8)	$3,520.4
6. Other Assets
Other assets consisted of the following:

	June 30, 2026	December 31, 2025
Investments in affiliated companies (Note 2 and Note 7)	$170.1	$232.6
Right-of-use lease assets	69.1	49.2
Interest rate swaps (Note 10 and Note 13)	33.5	31.7
Convertible notes receivable (Note 13)	1.0	23.0
Other	135.0	143.7
Total other assets	$408.8	$480.2
See Note 7 for a discussion on the decrease in investment in affiliated companies.
7. Investments in Affiliated Companies
Investments in affiliated companies, which are included in other assets in the Consolidated Balance Sheets, consisted of the following:

	June 30, 2026	December 31, 2025
Cost Method Investments	$153.8	$171.1
Equity method investments (Note 2)	12.2	57.8
Limited partnership investment	4.1	3.7
Total investments in affiliated companies (Note 6)	$170.1	$232.6
During the six months ended June 30, 2026, we acquired a controlling interest in Trans Union de Mexico, an entity we previously held as an equity method investment, as further discussed in Note 2, “Business Acquisitions,” resulting in a decrease in equity method investments. We also sold two Cost Method Investments and converted notes receivable, previously included within Other Assets on the Consolidated Balance Sheets as of December 31, 2025, into equity shares in the issuer and have partially impaired that equity investment, resulting in a net decrease in Cost Method Investments.
Gains and losses on our Cost Method Investments, which are included in other income and (expense), net in the Consolidated Statements of Operations, for the periods presented in the table below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current period gains	$0.3	$12.3	$19.2	$12.3
Current period losses	—	(5.3)	(11.7)	(15.7)
Gains on Cost Method Investments for the six months ended June 30, 2026 relate to the sale of two investments in nonconsolidated affiliates as discussed above, while the loss during the six months ended June 30, 2026 relates to an impairment loss.
The gain on investments in the three and six months ended June 30, 2025 includes the gain realized on our previously held investment in Monevo that we now consolidate as discussed in Note 2, “Business Acquisitions.”
Cumulative unrealized gains and losses on our Cost Method Investments that we owned as of June 30, 2026 and December 31, 2025, as shown in our Cost Method Investment balances in the table above, were as follows:

	June 30, 2026	December 31, 2025
Cumulative unrealized gains	$46.3	$50.8
Cumulative unrealized losses	(41.4)	(35.0)
During the three and six months ended June 30, 2026, Earnings from equity method investments, which are included in other non-operating income and expense in the Consolidated Statements of Operations, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings from equity method investments (Note 2 and Note 14)	$0.9	$5.0	$7.4	$9.3
Dividends from equity method investments	—	15.6	23.0	15.6
8. Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued payroll and employee benefits	$177.9	$284.4
Accrued legal and regulatory matters (Note 15)	92.1	62.2
Deferred revenue (Note 11)	130.6	129.8
Operating lease liabilities	20.2	19.8
Income taxes payable	9.8	7.0
Other	97.5	104.5
Total other current liabilities	$528.1	$607.6

The decrease in accrued payroll and employee benefits is due primarily to bonuses paid during the first quarter of 2026 that were earned in 2025. Accrued payroll and employee benefits includes accrued employee separation expenses of $3.8 million and $10.7 million as of June 30, 2026 and December 31, 2025, respectively, in connection with a transformation plan to optimize our operating model that ended in 2025. As of December 31, 2025, other included an interest rate swap liability of $12.0 million, as discussed in Note 13, “Fair Value.”

9. Other Liabilities
Other liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Operating lease liabilities	$53.5	$34.8
Unrecognized tax benefits, net of indirect tax effects	40.8	39.9
Deferred revenue (Note 11)	9.4	13.5
Other	30.2	28.2
Total other liabilities	$133.8	$116.5
10. Debt
Debt outstanding consisted of the following:

	June 30, 2026	December 31, 2025
Senior Secured Term Loan B-5, due in full at maturity (November 15, 2026), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (5.49% at June 30, 2026 and 5.57% at December 31, 2025), net of original issue discount and deferred financing fees of less than $0.1 million and $0.1 million, respectively, at June 30, 2026 and December 31, 2025	$104.5	$104.4
Senior Secured Term Loan A-4, payable in quarterly installments through June 24, 2029, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (4.89% at June 30, 2026 and 4.97% at December 31, 2025), net of original issue discount and deferred financing fees of $0.2 million and $2.3 million, respectively, at June 30, 2026, and of $0.3 million and $2.6 million, respectively, at December 31, 2025	1,224.4	1,240.2
Senior Secured Term Loan B-8, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.39% at June 30, 2026 and 5.47% at December 31, 2025), net of original issue discount and deferred financing fees of $3.3 million and $4.9 million, respectively, at June 30, 2026, and of $3.6 million and $5.3 million, respectively, at December 31, 2025	1,879.3	1,888.3
Senior Secured Term Loan B-9, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.39% at June 30, 2026 and 5.47% at December 31, 2025), net of original issue discount and deferred financing fees of $6.3 million and $10.2 million, respectively, at June 30, 2026, and of $6.8 million and $11.1 million, respectively, at December 31, 2025	1,840.8	1,848.8
Senior Secured Revolving Credit Facility, payable at any time without penalty no later than June 24, 2029, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (4.90% at June 30, 2026)	520.0	—
Other debt	16.4	22.1
Total debt	5,585.3	5,103.8
Less short-term debt and current portion of long-term debt	(213.1)	(196.9)
Total long-term debt	$5,372.2	$4,906.9
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
As of June 30, 2026, we had $520.0 million in outstanding borrowings under the Senior Secured Revolving Credit Facility and $1.3 million of outstanding letters of credit, and could have borrowed up to the remaining $478.7 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2026, we were in compliance with all debt covenants.
Interest Rate Hedging
In 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,226.2 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,074.2 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,528.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
The net change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged interest affects earnings. See further discussion in Note 16, “Accumulated Other Comprehensive Loss.”
We expect to realize gains of approximately $28.3 million as a reduction of interest expense from our interest rate hedges over the next twelve months.
Fair Value of Debt
The fair value of our Senior Secured Term Loans, excluding original issue discounts and deferred fees, and our Senior Secured Revolving Credit Facility is $5,577.6 million and $5,128.6 million as of June 30, 2026 and December 31, 2025, respectively. The fair values of our Senior Secured Term Loans and our Senior Secured Revolving Credit Facility are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments and observable market inputs for similar debt instruments, respectively.

11. Revenue
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of June 30, 2026 and December 31, 2025.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of June 30, 2026, the aggregate amount of transaction price attributable to future performance obligations for long-term non-cancelable contracts, excluding the variable component, is approximately $1,160.0 million. We expect to recognize approximately 40% of this amount in the twelve months ending June 30, 2027, 30% in the twelve months ending June 30, 2028 and 30% thereafter.
For additional disclosures about the disaggregation of our revenue see Note 14, “Reportable Segments.”
12. Income Taxes
For the three months ended June 30, 2026, we reported an effective tax rate of 27.2%, which was higher than the 21.0% U.S. federal corporate statutory rate, due primarily to the impact of foreign rate differential and nondeductible expenses primarily in connection with executive compensation limitations, partially offset by favorable tax provisions applicable to certain foreign-sourced licensing and service income under provisions of the One Big Beautiful Bill Act, which became effective January 1, 2026, and a reduction in valuation allowance related to the realizability of foreign tax credits.
For the three months ended June 30, 2025, we reported an effective tax rate of 28.3%, which was higher than the 21.0% U.S. federal corporate statutory rate, due primarily to the impact of nondeductible expenses primarily in connection with executive compensation limitations and the foreign rate differential, partially offset by the non-taxable gain related to our acquisition of Monevo.
For the six months ended June 30, 2026, we reported an effective tax rate of 13.1%, which was lower than the 21.0% U.S. federal corporate statutory rate, due primarily to the non-taxable gain on our acquisition of a majority equity interest in Trans Union de Mexico and a benefit from the elimination of a deferred tax liability on our Cost Method Investment upon obtaining control as further discussed in Note 2, “Business Acquisitions," reductions in valuation allowance related to the realizability of foreign tax credits and capital loss carryforwards, and benefits from the remeasurement of deferred taxes due to changes in state apportionment rates as a result of legal entity mergers.
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
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $45.8 million as of June 30, 2026, and $44.3 million as of December 31, 2025. The amounts that would affect the effective tax rate if recognized were $34.6 million as of June 30, 2026 and $33.8 million as of December 31, 2025. We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $23.8 million as of June 30, 2026 and $21.6 million as of December 31, 2025. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2007 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2017 and forward in some state jurisdictions.

13. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of June 30, 2026:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Note 6 and 10)	$33.5	$—	$33.5	$—
Convertible notes receivable (Note 6)	1.0	—	—	1.0
Marketable securities (Note 3)	0.4	—	0.4	—
Total	$34.9	$—	$33.9	$1.0
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2025:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Note 6 and 10)	$31.7	$—	$31.7	$—
Convertible notes receivable (Note 6)	23.0	—	—	23.0
Marketable securities (Note 3)	2.7	—	2.7	—
Foreign exchange forward contract	2.9	—	2.9	—
Total	$60.3	$—	$37.3	$23.0

Liabilities
Interest rate swaps (Note 8 and 10)	$12.0	$—	$12.0	$—
Total	$12.0	$—	$12.0	$—
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
In November 2025, we entered into a foreign currency forward contract to economically hedge our exposure of a portion of the purchase price of our acquisition of a majority ownership interest in Trans Union de Mexico. The notional amount of the foreign exchange forward contract was MXN 2.9 billion. We determined the fair value of this contract using observable market inputs and standard valuation technique using the contracted forward rate and the current market forward rate for a contract with the same remaining term, with changes in fair value recognized in other income and (expense), net in the Consolidated Statement of Operations each period. This was settled during the three months ended March 31, 2026, upon completion of the acquisition of a majority ownership interest in Trans Union de Mexico.
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
In the six months ended June 30, 2026, we converted all of the notes that were outstanding as of December 31, 2025 into preferred equity in the issuer of the notes as further discussed in Note 7, “Investment in Affiliated Companies.” During the same period, we obtained an additional convertible note that has a face amount of $1.0 million, with simple interest at 12% per annum, and matures 16 months after the purchase date. The note may be converted into various equity shares based on certain events, or may be repaid in cash. The note was initially recorded at a fair value of $1.0 million, which was equivalent to the cash transferred to obtain the convertible note.
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
•Consumer Interactive: The Consumer Interactive vertical provides solutions that help consumers manage their personal finances and take precautions against identity theft. Services include paid and free credit reports, scores and freezes, credit monitoring, identity protection and resolution, and financial management for consumers. This vertical also provides solutions that help businesses respond to data breach events. Our products are provided through user-

friendly online and mobile interfaces and are supported by educational content and customer support. Our Consumer Interactive vertical serves consumers through both direct and indirect channels.
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
Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross Revenue:
U.S. Markets:
Financial Services	$496.3	$419.9	$996.8	$823.5
Emerging Verticals	353.9	323.6	688.5	638.5
Consumer Interactive	142.5	146.9	282.4	285.1
Total U.S. Markets	$992.7	$890.4	$1,967.8	$1,747.0

International:
Canada	$46.4	$42.3	$89.7	$80.1
Latin America	92.7	34.1	146.6	66.9
United Kingdom	73.5	67.2	145.7	126.1
Africa	21.0	18.2	41.9	35.1
India	65.1	66.6	126.6	135.3
Asia Pacific	22.1	24.5	44.2	51.5
Total International	$320.8	$252.9	$594.8	$495.0

Total revenue, gross	$1,313.5	$1,143.2	$2,562.5	$2,242.1

Intersegment revenue eliminations:
U.S. Markets	$(2.0)	$(1.9)	$(3.9)	$(3.5)
International	(1.8)	(1.6)	(3.3)	(3.1)
Total intersegment eliminations	$(3.8)	$(3.5)	$(7.3)	$(6.6)
Total revenue as reported	$1,309.6	$1,139.7	$2,555.3	$2,235.5

Significant segment expenses consisted of the following:

	Three Months Ended June 30,
	2026		2025
	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$992.7	$320.8	$890.4	$252.9
Less:[1]
Product and fulfillment[2]	$258.0	$27.7	$195.4	$15.2
Labor-related[3]	222.1	103.6	212.4	90.8
Technology and communication[4]	77.0	16.1	67.7	12.1
Other segment items[5]	74.6	36.6	77.6	26.7
Segment Adjusted EBITDA	$361.0	$136.8	$337.2	$108.0

	Six Months Ended June 30,
	2026		2025
	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$1,967.8	$594.8	$1,747.0	$495.0
Less:[1]
Product and fulfillment[2]	$514.0	$46.5	$377.4	$26.0
Labor-related[3]	442.6	199.3	427.9	174.8
Technology and communication[4]	147.2	29.7	134.7	23.4
Other segment items[5]	146.1	60.7	149.6	53.1
Segment Adjusted EBITDA	$717.9	$258.5	$657.4	$217.8
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

A reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. Markets Adjusted EBITDA	$361.0	$337.2	$717.9	$657.4
International Adjusted EBITDA	136.8	108.0	258.5	217.8
Total	$497.9	$445.2	$976.4	$875.1
Adjustments to reconcile to income before income taxes:
Corporate expenses[1]	$(41.7)	$(38.2)	$(82.4)	$(71.0)
Net interest expense	(58.9)	(47.0)	(113.8)	(94.5)
Depreciation and amortization	(160.5)	(142.7)	(312.9)	(281.6)
Stock-based compensation	(39.1)	(40.2)	(76.6)	(70.5)
Mergers and acquisitions, divestitures and business optimization[2]	1.3	4.6	233.6	(13.2)
Accelerated technology investment[3]	—	(23.2)	—	(43.3)
Operating model optimization program[4]	—	(5.4)	—	(15.2)
Net other[5]	(0.7)	0.8	(1.4)	57.3
Net income attributable to non-controlling interests	3.4	2.8	6.7	7.4
Total adjustments	$(296.4)	$(288.5)	$(346.8)	$(524.6)
Income before income taxes	$201.5	$156.8	$629.6	$350.5
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

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. Markets	$0.4	$0.7	$1.0	$1.2
International	0.4	4.3	6.4	8.1
Total (Note 7)	$0.9	$5.0	$7.4	$9.3

Total assets by segment consisted of the following:

	June 30, 2026	December 31, 2025
U.S. Markets	$8,162.8	$8,105.3
International	3,645.9	2,471.6
Total segment assets	11,808.7	10,576.9
Corporate	381.2	536.0
Total	$12,189.9	$11,112.9

Cash paid for capital expenditures by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. Markets	$45.8	$54.7	$91.6	$99.4
International	23.2	22.3	42.4	46.0
Total cash paid for capital expenditures by the segments	69.0	77.0	134.0	145.4
Corporate	0.2	—	0.4	—
Total	$69.1	$77.0	$134.4	$145.4

Depreciation and amortization expense by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. Markets	$108.7	$105.2	$217.3	$206.4
International	50.9	36.6	93.8	73.2
Total segment depreciation and amortization expense	159.6	141.8	311.1	279.6
Corporate	0.9	0.9	1.8	2.0
Total	$160.5	$142.7	$312.9	$281.6
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
As of June 30, 2026 and December 31, 2025, we have accrued $92.1 million and $62.2 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
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

16. Accumulated Other Comprehensive Loss
The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, as of June 30, 2026 and 2025:

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(355.7)	$15.3	$0.2	$(340.2)
Other comprehensive income (loss) before reclassifications	(85.0)	14.4	(0.1)	(70.6)
Amounts reclassified from other comprehensive (income) loss	—	(7.4)	—	(7.4)
Other comprehensive income (loss) for the three months ended March 31, 2026	(85.0)	7.0	(0.1)	(78.0)
Other comprehensive income (loss) attributable to noncontrolling interests	4.5	—	—	4.5
Balance, March 31, 2026	$(436.1)	$22.3	$0.1	$(413.7)
Other comprehensive income (loss) before reclassifications	50.5	10.4	(0.1)	60.8
Amounts reclassified from other comprehensive (income) loss	—	(7.1)	—	(7.1)
Other comprehensive income (loss) for the three months ended June 30, 2026	50.5	3.3	(0.1)	53.7
Other comprehensive income (loss) attributable to noncontrolling interests	(2.3)	—	—	(2.3)
Balance, June 30, 2026	$(387.9)	$25.6	$0.1	$(362.3)

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(450.2)	$82.8	$0.2	$(367.2)
Other comprehensive income (loss) before reclassifications	39.5	(10.7)	—	28.8
Amounts reclassified from other comprehensive (income) loss	—	(17.1)	—	(17.1)
Other comprehensive income (loss) for the three months ended March 31, 2025	39.5	(27.8)	—	11.7
Other comprehensive income (loss) attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Balance, March 31, 2025	$(410.9)	$55.0	$0.2	$(355.7)
Other comprehensive income (loss) before reclassifications	66.1	(5.0)	—	61.1
Amounts reclassified from other comprehensive (income) loss	—	(17.1)	—	(17.1)
Other comprehensive income (loss) for the three months ended June 30, 2025	66.1	(22.1)	—	44.0
Other comprehensive income (loss) attributable to noncontrolling interests	0.1	—	—	0.1
Balance, June 30, 2025	$(344.7)	$32.9	$0.2	$(311.6)

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
In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict has, and is likely to continue to have, an impact on global energy prices, inflation, consumer spending, market volatility, and overall macroeconomic conditions. The ongoing uncertainty about the conflict will continue to impact these effects in an unpredictable way. These factors form part of the broader macroeconomic environment in which inflation has remained above the U.S. Federal Reserve’s (the “Fed”) long-term target, prompting the Fed to maintain the federal funds rate during the first six months of 2026 after cutting rates by 75 basis points in the last four months of 2025. The federal funds rate remains elevated, relative to levels during the first half of 2025 and to historical norms over the past 15 years, and is expected to remain elevated given macroeconomic concerns arising from conflict in the Middle East. Higher interest rates have slowed demand for consumer and auto loans, and have had a more pronounced impact on the housing sector, where higher borrowing rates impact home affordability, driving down purchase activity, and demand for mortgage loan refinancing. However, mortgage rates are not directly tied to the federal funds rate but instead are tied to the 10-year Treasury rate. During the first two months of the year, the 10-year treasury rate declined modestly, before rising over the remainder of the six-month period, reflecting general macroeconomic concerns stemming from the ongoing conflict in the Middle East. As a result, 30-year mortgage rates remained elevated at June 30, 2026, which continues to suppress activity in the housing sector.
Macro-economic conditions in the U.K. and Canada were relatively stable in the first quarter of 2026 and showed signs of recovery following a weaker final quarter of 2025. However, the conflict in the Middle East and the resulting increase in energy prices has renewed inflationary pressures and heightened consumer uncertainty, which may have impacted economic growth and consumer sentiment in the second quarter. In India, the economy is highly sensitive to energy prices. While economic growth in India remained strong in the first quarter of 2026, the Reserve Bank of India has held its interest rates steady in the second quarter citing lower growth expectations and increased inflation projections, which could slow credit expansion. Globally, many central banks have paused further policy interest rate cuts, reflecting inflationary pressures, including those associated with higher energy prices, which may impact consumer credit demand.
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
Mobile division of RealNetworks LLC
On April 1, 2026, we acquired the mobile division of RealNetworks LLC (“RealNetworks’) to augment our communications solutions capabilities. The total estimated purchase consideration for the acquisition was $25.8 million, funded from cash on hand, and purchase consideration is pending final customary purchase price adjustments. We accounted for this transaction as a business combination in accordance with ASC Topic 805, Business Combinations. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about this transaction.
Trans Union de Mexico Acquisition
On March 2, 2026, we acquired approximately a 68% equity interest in Trans Union de Mexico for total cash consideration of $659.7 million. Prior to the transaction, we owned approximately a 26% equity interest that was accounted for under the equity method. Our total equity interest upon closing was approximately 94%, representing a controlling financial interest and resulting in the consolidation of Trans Union de Mexico. We accounted for the transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations. Accordingly, we remeasured our initial 26% investment at a fair value of $247.4 million resulting in a non-taxable gain of $225.5 million recorded within gain on acquisition of affiliate in the Consolidated Statement of Operations.
The acquisition was funded primarily with proceeds from our Senior Secured Revolving Credit Facility and cash on hand. See Note 10, “Debt,” for additional information about our Senior Secured Revolving Credit Facility. There was no contingent consideration related to this transaction.
Trans Union de Mexico’s results of operations subsequent to the acquisition date are reflected in the Latin America reporting unit in our International segment for the three and six months ended June 30, 2026, which affects the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about this transaction.

Monevo Acquisition
On April 1, 2025, we gained control of Monevo Limited (“Monevo”) by acquiring the remaining 70% of its outstanding equity, of which we previously owned 30%. We accounted for the transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations. Monevo’s results of operations subsequent to the acquisition date, which are not material, are reflected in both the U.S. Markets and International segments for the three and six months ended June 30, 2026, which affects the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about this transaction.
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
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. See Part I, Item I, Note 1, “Significant Accounting Policies” for additional information about this matter.
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
During the second quarter of 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,226.2 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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

Cost of Services
Cost of services includes product and fulfillment costs, such as data acquisition and royalty fees, personnel costs related to our databases and software applications, consumer and call center support costs, hardware and software maintenance costs, telecommunication expenses and data center costs.
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

Results of Operations —Three Months Ended June 30, 2026 and 2025
(Tabular amounts in millions, except per share amounts)
For the three and six months ended June 30, 2026 and 2025, our results of operations were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2026 vs. 2025				2026 vs. 2025
	2026	2025	$	%	2026	2025	$	%
Revenue	$1,309.6	$1,139.7	$169.9	14.9%	$2,555.3	$2,235.5	$319.8	14.3%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	544.6	469.9	74.8	15.9%	1,064.1	915.5	148.6	16.2%
Selling, general and administrative	346.5	335.0	11.5	3.4%	675.5	591.8	83.8	14.2%
Depreciation and amortization	160.5	142.7	17.8	12.5%	312.9	281.6	31.3	11.1%
Total operating expenses	1,051.6	947.5	104.1	11.0%	2,052.5	1,788.9	263.6	14.7%
Operating income	258.0	192.2	65.8	34.2%	502.8	446.6	56.2	12.6%
Non-operating income and (expense)
Interest expense	(65.9)	(55.7)	(10.2)	18.3%	(127.9)	(111.8)	(16.1)	14.4%
Interest income	7.0	8.8	(1.8)	(20.1)%	14.2	17.3	(3.1)	(18.2)%
Earnings from equity method investments	0.9	5.0	(4.1)	(82.3)%	7.4	9.3	(1.9)	(20.5)%
Gain on acquisition of affiliate	—	—	—	nm	225.5	—	225.5	nm
Other income and (expense), net	1.5	6.6	(5.0)	(76.6)%	7.7	(10.8)	18.5	nm
Total non-operating income and (expense)	(56.5)	(35.4)	(21.1)	59.5%	126.8	(96.0)	222.8	nm
Income before income taxes	201.5	156.8	44.7	28.5%	629.6	350.5	279.0	79.6%
Provision for income taxes	(54.8)	(44.4)	(10.4)	23.4%	(82.4)	(85.4)	3.0	(3.5)%
Net income	146.7	112.4	34.4	30.6%	547.2	265.1	282.0	nm
Less: net income attributable to noncontrolling interests	(3.4)	(2.8)	(0.6)	22.0%	(6.7)	(7.4)	0.8	(10.3)%
Net income attributable to TransUnion	$143.4	$109.6	$33.8	30.8%	$540.5	$257.7	$282.8	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Revenue
For the three and six months ended June 30, 2026 revenue increased $169.9 million, or 14.9%, and $319.8 million, or 14.3%, respectively, compared with the same periods in 2025, due to growth in both segments and revenue from recent acquisitions, which contributed 4.9% and 3.6% of the growth in each respective period. The impact of foreign currency on organic revenue was negligible.
Operating Expenses
Cost of Services
For the three months ended June 30, 2026, cost of services increased $74.8 million compared with the same period in 2025. The increase was due primarily to:
•an increase of approximately $75.0 million in product and fulfillment costs due primarily to an increase in certain product cost pricing, including FICO mortgage royalties in our U.S. Markets segment, costs from our recent acquisitions, and an increase in volume in both segments; and
•an increase of approximately $8.0 million in labor costs, including labor costs from our recent acquisitions, partially offset by:
•a decrease of approximately $7.0 million in technology and communications costs, due primarily to our accelerated technology investment program, which ended in 2025, partially offset by an increase in cloud costs.

For the six months ended June 30, 2026, cost of services increased $148.6 million compared with the same period in 2025. The increase was due primarily to:
•an increase of approximately $155.0 million in product and fulfillment costs due primarily to an increase in certain product cost pricing, including FICO mortgage royalties in our U.S. Markets segment, costs from our recent acquisitions, and an increase in volume in both segments; and
•an increase of approximately $8.0 million in labor costs, including labor costs from our recent acquisitions, partially offset by:
•a decrease of approximately $17.0 million in technology and communications costs, due primarily to our accelerated technology investment program, which ended in 2025, partially offset by an increase in cloud costs.
Selling, General and Administrative
For the three months ended June 30, 2026, selling, general and administrative expenses increased $11.5 million compared with the same period in 2025. The increase was due primarily to:
•an increase of approximately $16.0 million in labor-related costs, including incentive compensation, primarily stock-based compensation, an increase in salaries including from our recent acquisitions, and an increase in commissions, partially offset by:
•a decrease of approximately $4.0 million in advertising costs due to a reduction in promotional campaigns in our Consumer Interactive business in U.S. Markets.
For the six months ended June 30, 2026, selling, general and administrative expenses increased $83.8 million compared with the same period in 2025. The increase was due primarily to:
•a $56.0 million reduction of an accrual for a lawsuit that was dismissed in the first quarter of 2025, as further discussed in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 15, “Contingencies”; and
•an increase of approximately $41.0 million in labor-related costs, including incentive compensation, primarily stock-based compensation, an increase in salaries including from our recent acquisitions, and an increase in commissions, partially offset by:
•a decrease of approximately $12.0 million in costs related to our operating model optimization program due to the completion of the program in 2025; and
•a decrease of approximately $5.0 million in advertising costs due to a reduction in promotional campaigns in our Consumer Interactive business in U.S. Markets.
Depreciation and Amortization
For the three and six months ended June 30, 2026, depreciation and amortization increased $17.8 million and $31.3 million, respectively, compared with the same periods in 2025, due primarily to the increase in capital expenditures related to our accelerated technology investment initiative over the past few years and incremental intangible asset amortization from our recent acquisitions.
Non-Operating Income and Expense
Interest expense
For the three and six months ended June 30, 2026, interest expense increased $10.2 million and $16.1 million, respectively, compared with the same periods in 2025. The increase was due primarily to the replacement of our hedges in June 2025 and borrowing on our Senior Secured Revolving Credit Facility to fund the acquisition of a majority ownership interest in Trans Union de Mexico, partially offset by a decrease in the average periodic variable interest rate on the unhedged portion of our debt.
Interest income
The decrease in interest income for the three and six months ended June 30, 2026, compared to the prior periods, was due primarily to the settlement of a note receivable in October 2025.

Gain on acquisition of affiliate
For the six months ended June 30, 2026, we recognized a gain on our acquisition of a majority ownership interest in Trans Union de Mexico, as further discussed in Part I, Note 2, “Business Acquisitions.”
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$0.9	$(2.9)	$3.8	nm	$(7.6)	$(8.2)	$0.6	(7.2)%
Debt related expenses	(0.5)	(0.6)	0.1	(23.2)%	(1.0)	(1.1)	0.1	(10.5)%
Other income (expense), net	1.1	10.1	(9.0)	(89.3)%	16.3	(1.5)	17.8	nm
Total other income and (expense), net	$1.5	$6.6	$(5.1)	(76.6)%	$7.7	$(10.8)	$18.5	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions, and include costs related to our acquisitions of Monevo, Trans Union de Mexico and the mobile division of RealNetworks. The three months ended June 30, 2026 includes adjustments to estimated acquisition fees.
Debt-related expenses
Debt-related expenses comprise certain debt financing fees in all periods presented.
Other income and (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value and impairment adjustments	$0.3	$7.6	$15.7	$(5.0)
Currency remeasurement gains (losses), net	0.5	1.5	(1.1)	2.1
Miscellaneous non-operating income and (expense)	0.3	1.0	1.7	1.4
Total other income (expense), net	$1.1	$10.1	$16.3	$(1.5)
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
Provision for Income Taxes
Our effective tax rates were 27.2% and 28.3% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was lower in 2026 compared to 2025 due primarily to a reduction in valuation allowance related to the realizability of foreign tax credits and favorable tax provisions applicable to certain foreign-source licensing and service income under the provisions of the One Big Beautiful Bill Act (“OBBBA”) that went into effect January 1, 2026. These favorable items were partially offset by the absence of certain non-taxable and foreign tax benefits recognized during the second quarter of 2025 that did not recur in 2026.
Our effective tax rates were 13.1% and 24.4% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate was lower in 2026 compared to 2025 due primarily to the non-taxable gain on our acquisition of a majority equity interest in Trans Union de Mexico and a benefit from the elimination of a deferred tax liability on our Cost Method Investment upon obtaining control as further discussed in Note 2, “Business Acquisitions," a reduction in valuation allowance related to the realizability of foreign tax credits and capital loss carryforwards in 2026 compared to 2025, and benefits on the remeasurement of deferred taxes due to changes in state apportionment rates as a result of legal entity mergers, all of which occurred during the first quarter of 2026.

Segment Results of Operations—Three and Six Months Ended June 30, 2026 and 2025
Management, including our CODM, evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the three and six months ended June 30, 2026 and 2025, our segment revenue, segment Adjusted EBITDA and segment Adjusted EBITDA Margin were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2026 vs. 2025				2026 vs. 2025
	2026	2025	$	%	2026	2025	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$496.3	$419.9	$76.4	18.2%	$996.8	$823.5	$173.3	21.0%
Emerging Verticals	353.9	323.6	30.3	9.4%	688.5	638.5	50.0	7.8%
Consumer Interactive	142.5	146.9	(4.4)	(3.0)%	282.4	285.1	(2.7)	(0.9)%
U.S. Markets gross revenue	$992.7	$890.4	$102.3	11.5%	$1,967.8	$1,747.0	$220.8	12.6%

International gross revenue
Canada	$46.4	$42.3	$4.1	9.7%	$89.7	$80.1	$9.6	12.0%
Latin America	92.7	34.1	58.6	171.9%	146.6	66.9	79.7	119.2%
United Kingdom	73.5	67.2	6.3	9.3%	145.7	126.1	19.6	15.5%
Africa	21.0	18.2	2.8	15.5%	41.9	35.1	6.8	19.4%
India	65.1	66.6	(1.5)	(2.3)%	126.6	135.3	(8.7)	(6.4)%
Asia Pacific	22.1	24.5	(2.4)	(9.8)%	44.2	51.5	(7.3)	(14.2)%
International gross revenue	$320.8	$252.9	$67.9	26.8%	$594.8	$495.0	$99.8	20.2%

Total gross revenue	$1,313.5	$1,143.2	$170.3	14.9%	$2,562.5	$2,242.1	$320.4	14.3%
Intersegment revenue eliminations	(3.8)	(3.5)	(0.3)	9.6%	(7.3)	(6.6)	(0.7)	10.0%
Total revenue as reported	$1,309.6	$1,139.7	$169.9	14.9%	$2,555.3	$2,235.5	$319.8	14.3%

Adjusted EBITDA:
U.S. Markets	$361.0	$337.2	$23.8	7.1%	$717.9	$657.4	$60.5	9.2%
International	136.8	108.0	28.8	26.7%	258.5	217.8	40.8	18.7%

Adjusted EBITDA Margin:
U.S. Markets	36.4%	37.9%			36.5%	37.6%
International	42.7%	42.7%			43.5%	44.0%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For the three and six months ended June 30, 2026, U.S. Markets revenue increased $102.3 million, or 11.5% and $220.8 million, or 12.6%, respectively, compared with the same periods in 2025. Revenue increased in Financial Services and Emerging Verticals, partially offset by a decrease in Consumer Interactive.
Financial Services: For the three and six months ended June 30, 2026, revenue increased $76.4 million, or 18.2%, and $173.3 million, or 21.0%, respectively, compared with the same periods in 2025. A majority of the growth in Financial Services comes from our Mortgage line of business, due primarily to increases in price, including from FICO mortgage royalties, and volume. Our other lines of business also grew, due primarily to price and volume increases in our Auto and Card and Banking lines of business and volume increases in our Consumer Lending line of business.

Emerging Verticals: For the three and six months ended June 30, 2026, revenue increased $30.3 million, or 9.4%, and $50.0 million, or 7.8%, respectively, compared with the same periods in 2025. The increase was due primarily to an increase in Insurance from volume increases, in most other verticals from volume increases across online and batch services, new business wins and pricing increases, and revenue from our recent acquisitions.
Consumer Interactive: For the three and six months ended June 30, 2026, revenue decreased $4.4 million, or 3.0%, and $2.7 million, or 0.9%, respectively, compared with the same periods in 2025, due primarily to a decrease in demand for paid credit products, partially offset by higher indirect channel breach revenue and offers revenue from our new direct platform.
Adjusted EBITDA
For the three and six months ended June 30, 2026, Adjusted EBITDA increased $23.8 million and $60.5 million, respectively, compared with the same periods in 2025, due primarily to the increase in revenue, partially offset by higher variable product and fulfillment costs and other operating costs. For the three and six months ended June 30, 2026, Adjusted EBITDA margins decreased 150 and 110 basis points, respectively, due primarily to FICO mortgage royalties, partially offset by technology and communication and labor-related costs growing at a slower pace than revenue.
International Segment
Revenue
For the three and six months ended June 30, 2026, International revenue increased $67.9 million, or 26.8%, and $99.8 million, or 20.2%, respectively, compared with the same periods in 2025 due primarily to the acquisitions of Trans Union de Mexico and Monevo, which contributed 21.2% and 15.5% of the growth in each respective period. The impact of foreign currencies on organic revenue was a decrease of 0.7% and an increase of 1.3% for the three and six months ended June 30, 2026, respectively.
Canada: For the three and six months ended June 30, 2026, Canada revenue increased $4.1 million, or 9.7%, and $9.6 million, or 12.0%, respectively, compared with the same periods in 2025, due primarily to higher local currency revenue from broad-based volume increases and an increase of 0.1% and an increase of 2.5% in each respective period from the impact of foreign currencies.
Latin America: For the three and six months ended June 30, 2026, Latin America revenue increased $58.6 million, or 171.8%, and $79.7 million, or 119.2%, respectively, compared with the same periods in 2025. Our acquisition of the majority ownership interest in Trans Union de Mexico contributed 157.5% and 107.8% of the growth in each respective period, with the remaining increase driven primarily by volumes and new business wins. The impact of foreign currencies on organic revenue was an increase of 9.6% and an increase of 8.9% in each respective period.
United Kingdom: For the three and six months ended June 30, 2026, United Kingdom revenue increased $6.3 million, or 9.3%, and $19.6 million, or 15.5%, respectively, compared with the same periods in 2025 due to an increase in volume and an increase of 0.7% and 4.2%, in each respective period from the impact of foreign currencies. Our acquisition of Monevo in the prior year contributed 3.8% of the increase for the six months ended June 30, 2026.
Africa: For the three and six months ended June 30, 2026, Africa revenue increased $2.8 million, or 15.5%, and $6.8 million, or 19.4%, respectively, compared with the same periods in 2025, due primarily to volume growth in emerging verticals, and an increase of 10.9% and 12.3% in each respective period from the impact of foreign currencies.
India: For the three and six months ended June 30, 2026, India revenue decreased $1.5 million, or 2.3%, and $8.7 million, or 6.4%, respectively, compared with the same periods in 2025, due primarily to a decrease of 10.3% and 7.6%, in each respective period from the impact of foreign currencies and lower batch activity, partially offset by higher commercial online, direct-to-consumer and other volumes.
Asia Pacific: For the three and six months ended June 30, 2026, Asia Pacific revenue decreased $2.4 million, or 9.8%, and $7.3 million, or 14.2%, respectively, compared with the same periods in 2025, due primarily to lower volumes and prior year one-time contracts activity and a decrease of 2.7% and 1.7% in each respective period from the impact of foreign currencies.
Adjusted EBITDA
For the three and six months ended June 30, 2026, Adjusted EBITDA increased $28.8 million and $40.8 million, respectively compared with the same periods in 2025 due primarily to increased revenue in most regions as discussed above, partially offset by an increase in expenses due to the increase in revenue. For the three and six months ended June 30, 2026, Adjusted EBITDA margins were flat in the three-month period and decreased 50 basis points, in the six month period, due primarily to a shift in the mix of revenues. and integration costs for our recent acquisition.

Non-GAAP Measures—Three Months Ended June 30, 2026 and 2025
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
For the three and six months ended June 30, 2026 and 2025, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2026 vs. 2025				2026 vs. 2025
	2026	2025	$	%	2026	2025	$	%
Reconciliation of Net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$143.4	$109.6	$33.8	30.8%	$540.5	$257.7	$282.8	nm
Net interest expense	58.9	47.0	11.9	25.4%	113.8	94.5	19.3	20.4%
Provision for income taxes	54.8	44.4	10.4	23.4%	82.4	85.4	(3.0)	(3.5)%
Depreciation and amortization	160.5	142.7	17.8	12.5%	312.9	281.6	31.3	11.1%
EBITDA	$417.6	$343.7	$73.9	21.5%	$1,049.5	$719.2	$330.3	45.9%
Expense and (income) adjustments to EBITDA:
Stock-based compensation	39.1	40.2	(1.1)	(2.7)%	76.6	70.5	6.1	8.7%
Mergers and acquisitions, divestitures and business optimization[1]	(1.3)	(4.6)	3.4	(72.8)%	(233.6)	13.2	(246.8)	nm
Accelerated technology investment[2]	—	23.2	(23.2)	nm	—	43.3	(43.3)	nm
Operating model optimization program[3]	—	5.4	(5.4)	nm	—	15.2	(15.2)	nm
Net other[4]	0.7	(0.8)	1.5	nm	1.4	(57.3)	58.7	nm
Total adjustments to EBITDA	$38.5	$63.3	$(24.8)	(39.1)%	$(155.5)	$85.0	$(240.5)	nm
Consolidated Adjusted EBITDA	$456.1	$407.0	$49.1	12.1%	$894.0	$804.1	$89.9	11.2%

Net income attributable to TransUnion margin	10.9%	9.6%			21.2%	11.5%
Consolidated Adjusted EBITDA margin[5]	34.8%	35.7%			35.0%	36.0%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transaction and integration costs	$(0.9)	$2.9	$7.6	$8.2
Fair value and impairment adjustments	(0.3)	(7.6)	(241.2)	5.0
Total mergers and acquisitions, divestitures and business optimization	$(1.3)	$(4.6)	$(233.6)	$13.2
For the six months ended June 30, 2026, fair value and impairment adjustments includes the gain on our acquisition of Trans Union de Mexico.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Foundational Capabilities	$4.2	$11.7
Migration Management	19.0	31.6
Total accelerated technology investment	$23.2	$43.3
3.Operating model optimization consisted of the following adjustments:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Business process optimization	$5.4	$15.2
Total operating model optimization	$5.4	$15.2
4.Net other consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred loan fee expense from debt prepayments and refinancing	$—	$—	$—	$(0.1)
Other debt financing expenses	0.5	0.6	1.0	1.1
Currency remeasurement on foreign operations	(0.5)	(1.5)	1.1	(2.1)
Legal and regulatory expenses, net	—	—	—	(56.0)
Other non-operating (income) expense	0.7	0.2	(0.6)	(0.1)
Total other adjustments	$0.7	$(0.8)	$1.4	$(57.3)
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For the three and six months ended June 30, 2026, Consolidated Adjusted EBITDA increased $49.1 million and $89.9 million, respectively, compared with the same periods in 2025, due primarily to an increase in revenue and the realization of cost savings from the transformation plan, partially offset by higher product costs compared to prior year. For the three and six months ended June 30, 2026, Consolidated Adjusted EBITDA margin decreased 90 and 100 basis points, respectively, compared with the same periods in 2025, due primarily to FICO mortgage royalties in the U.S. Markets segment.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
			2026 vs. 2025				2026 vs. 2025
	2026	2025	$	%	2026	2025	$	%
Reconciliation of Net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$143.4	$109.6	$33.8	30.8%	$540.5	$257.7	$282.8	nm
Expense and (income) adjustments before income tax items:
Amortization of certain intangible assets	82.9	73.1	9.8	13.5%	159.4	143.9	15.5	10.7%
Stock-based compensation	39.1	40.2	(1.1)	(2.7)%	76.6	70.5	6.1	8.7%
Mergers and acquisitions, divestitures and business optimization[1]	(1.3)	(4.6)	3.4	(72.8)%	(233.6)	13.2	(246.8)	nm
Accelerated technology investment[2]	—	23.2	(23.2)	nm	—	43.3	(43.3)	nm
Operating model optimization program[3]	—	5.4	(5.4)	nm	—	15.2	(15.2)	nm
Net other[4]	(0.5)	(1.5)	1.0	(67.5)%	1.1	(58.2)	59.3	nm
Total adjustments before income tax items	$120.3	$135.6	$(15.3)	(11.3)%	$3.6	$227.9	$(224.3)	(98.4)%
Total adjustments for income taxes[5]	(26.1)	(32.1)	6.1	(18.8)%	(76.3)	(64.8)	(11.5)	17.7%
Adjusted Net Income	$237.6	$213.1	$24.5	11.5%	$467.8	$420.7	$47.1	11.2%

Weighted-average shares outstanding:
Basic	192.3	195.0	nm	nm	192.5	195.0	nm	nm
Diluted	193.7	197.2	nm	nm	194.3	197.2	nm	nm

Adjusted Earnings per Share:
Basic	$1.24	$1.09	$0.14	13.0%	$2.43	$2.16	$0.27	12.6%
Diluted	$1.23	$1.08	$0.15	13.5%	$2.41	$2.13	$0.27	12.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Diluted earnings per share from Net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Income attributable to TransUnion	$0.74	$0.56	$2.78	$1.31
Expense and (income) adjustments before income tax items:
Amortization of certain intangible assets[1]	0.43	0.37	0.82	0.73
Stock-based compensation	0.20	0.20	0.39	0.36
Mergers and acquisitions, divestitures and business optimization[2]	(0.01)	(0.02)	(1.20)	0.07
Accelerated technology investment[3]	—	0.12	—	0.22
Operating model optimization program[4]	—	0.03	—	0.08
Net other[5]	—	(0.01)	0.01	(0.30)
Total adjustments before income tax items	$0.62	$0.69	$0.02	$1.16
Total adjustments for income taxes[6]	(0.13)	(0.16)	(0.39)	(0.33)
Adjusted Diluted Earnings per Share	$1.23	$1.08	$2.41	$2.13

Each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.

1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transaction and integration costs	$(0.9)	$2.9	$7.6	$8.2
Fair value and impairment adjustments	(0.3)	(7.6)	(241.2)	5.0
Total mergers and acquisitions, divestitures and business optimization	$(1.3)	$(4.6)	$(233.6)	$13.2
For the six months ended June 30, 2026, fair value and impairment adjustments includes the gain on our acquisition of Trans Union de Mexico.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Foundational Capabilities	$4.2	$11.7
Migration Management	19.0	31.6
Total accelerated technology investment	$23.2	$43.3
3.Operating model optimization consisted of the following adjustments:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Business process optimization	$5.4	$15.2
Total operating model optimization	$5.4	$15.2
4.Net other consisted of the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred loan fee expense from debt prepayments and refinancing	$—	$—	$—	$(0.1)
Currency remeasurement on foreign operations	(0.5)	(1.5)	1.1	(2.1)
Legal and regulatory expenses, net	—	—	—	(56.0)
Total other adjustments	$(0.5)	$(1.5)	$1.1	$(58.2)
5.Total adjustments for income taxes represents the total of adjustments discussed to calculate the Adjusted Provision for Income Taxes.
Adjusted Net Income
For the three and six months ended June 30, 2026, Adjusted Net Income increased due primarily to improved operating performance, partially offset by an increase in net interest expense and the Adjusted Provision for Income Taxes due to higher pre-tax income.

Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$201.5	$156.8	$629.6	$350.5
Total adjustments before income tax items from Adjusted Net Income table above	120.3	135.6	3.6	227.9
Adjusted income before income taxes	$321.8	$292.4	$633.2	$578.5

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	$(54.8)	$(44.4)	$(82.4)	$(85.4)
(Expense) and benefit adjustments for income taxes:
Tax effect of above adjustments	(26.5)	(33.0)	(52.9)	(65.3)
Eliminate impact of excess tax expense (benefit) for stock-based compensation	0.7	(0.2)	(0.2)	0.3
Other[1]	(0.3)	1.1	(23.2)	0.2
Total adjustments for income taxes	$(26.1)	$(32.1)	$(76.3)	$(64.8)
Adjusted Provision for Income Taxes	$(80.9)	$(76.5)	$(158.7)	$(150.3)

Effective tax rate	27.2%	28.3%	13.1%	24.4%
Adjusted Effective Tax Rate	25.1%	26.2%	25.1%	26.0%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred tax adjustments	$0.9	$(2.9)	$(18.0)	$(7.4)
Valuation allowance adjustments	(2.6)	(0.7)	(7.7)	1.5
Return to provision, audit adjustments and reserves related to prior periods	1.5	3.9	1.7	4.9
Other adjustments	—	0.8	0.9	1.2
Total other adjustments	$(0.3)	$1.1	$(23.2)	$0.2
Adjusted Provision for Income Taxes
Our adjusted tax rates were 25.1% and 26.2% for the three months ended June 30, 2026 and 2025, respectively, and 25.1% and 26.0% for the six months ended June 30, 2026 and 2025, respectively. The adjusted tax rate was lower in 2026 compared to 2025 due primarily to favorable tax provisions applicable to certain foreign-source licensing and service income due to provisions of the OBBBA that went into effect January 1, 2026 and increased foreign tax credit utilization related to impacts from recent acquisitions and related restructuring activities.

Leverage Ratio

Trailing Twelve Months Ended June 30, 2026
Reconciliation of Net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$738.2
Net interest expense	221.8
Provision for income taxes	170.1
Depreciation and amortization	606.0
EBITDA	$1,736.2
Expense and (income) adjustments to EBITDA:
Stock-based compensation	$151.7
Mergers and acquisitions, divestitures and business optimization[1]	(216.8)
Accelerated technology investment[2]	41.2
Operating model optimization program[3]	17.1
Net other[4]	6.4
Total adjustments to EBITDA	$(0.4)
Consolidated Adjusted EBITDA	1,735.8
Adjusted EBITDA for Pre-Acquisition Period[5]	55.5
Leverage Ratio Adjusted EBITDA	$1,791.3

Total debt	$5,585.3
Less: Cash and cash equivalents	839.1
Net Debt	$4,746.2

Ratio of Net Debt to Net income attributable to TransUnion	6.4
Leverage Ratio[6]	2.6
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

Trailing Twelve Months Ended June 30, 2026
Transaction and integration costs	$13.3
Fair value and impairment adjustments	(229.4)
Post-acquisition adjustments	(0.7)
Total mergers and acquisitions, divestitures and business optimization	$(216.8)
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

Trailing Twelve Months Ended June 30, 2026
Foundational Capabilities	$7.1
Migration Management	34.1
Total accelerated technology investment	$41.2
3.Operating model optimization consisted of the following adjustments:

Trailing Twelve Months Ended June 30, 2026
Employee separation	$6.8
Business process optimization	10.2
Total operating model optimization	$17.1
4.Net other consisted of the following adjustments:

Trailing Twelve Months Ended June 30, 2026
Other debt financing expenses	$1.9
Currency remeasurement on foreign operations	3.7
Other non-operating (income) and expense	0.8
Total other adjustments	$6.4
5.The trailing twelve months ended June 30, 2026 include Adjusted EBITDA related to Trans Union de Mexico and the mobile division of RealNetworks prior to our acquisitions in March and April 2026, respectively.
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
Cash and cash equivalents totaled $839.1 million and $853.6 million at June 30, 2026 and December 31, 2025, respectively, of which $564.7 million and $432.2 million was held outside the United States in each respective period. As of June 30, 2026, we had $520.0 million in outstanding borrowings under the Senior Secured Revolving Credit Facility and $1.3 million of outstanding letters of credit and could have borrowed up to the remaining $478.7 million available.

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
In the first two quarters of 2026, we paid dividends of $0.125 per share totaling $49.5 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
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
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share. The table below sets forth information regarding repurchases of shares under the 2025 Repurchase Plan (in millions, except for number of shares, which are reflected in thousands, and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total number of shares purchased	1,500.4	388.4	1,671.3	451.8
Average price paid per share[1]	$69.52	$86.14	$69.66	$85.96
Amount repurchased[1]	$103.4	$33.5	$115.8	$38.8
(1) Amounts include commissions and excise taxes.
As of June 30, 2026, $584.8 million remains available for repurchases under the 2025 Repurchase Plan.
Sources and Uses of Cash

	Six Months Ended June 30,
	2026	2025	Change
Cash provided by operating activities	$459.1	$343.8	$115.3
Cash used in investing activities	(680.9)	(223.7)	(457.2)
Cash provided by (used in) financing activities	219.6	(127.3)	346.9
Effect of exchange rate changes on cash and cash equivalents	(12.3)	15.2	(27.5)
Net change in cash and cash equivalents	$(14.5)	$8.0	$(22.5)
Operating Activities
The increase in cash provided by operating activities was due primarily to improved operating performance and changes in working capital.
Investing Activities
The increase in cash used in investing activities was due primarily to our acquisitions of Trans Union de Mexico and the mobile division of RealNetworks, partially offset by proceeds from the sale of two Cost Method Investments and a prior year investment in a note receivable.
Financing Activities
The increase in cash provided by financing activities was due primarily to borrowings from the Senior Secured Revolving Credit Facility for the purchase of Trans Union de Mexico, partially offset by higher share repurchase volume in 2026 and dividends paid to shareholders of Trans Union de Mexico.
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
Cash paid for capital expenditures decreased $11.0 million, from $145.4 million for the six months ended June 30, 2025, to $134.4 million for the six months ended June 30, 2026. Capital expenditures as a percentage of revenue represented 5.3% and 6.5% for the six months ended June 30, 2026 and 2025, respectively.

Debt
Hedges
In 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,226.2 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,074.2 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,528.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of June 30, 2026, we were in compliance with all debt covenants.
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $1.0 billion Senior Secured Revolving Credit Facility. The variable interest rates on these borrowings are based, at our election, on SOFR or an alternate base rate, subject to floors, plus applicable margins. As of June 30, 2026, essentially all of our outstanding debt was variable-rate debt. Approximately 68.4% of our variable-rate debt is hedged with interest rate swaps. During the three months ended June 30, 2026, a 10% change in the average Term SOFR rates utilized in the calculation of our actual interest expense would have increased our annual interest expense by approximately $6.5 million.
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
Foreign Currency Exchange Rate Risk
A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we transact business in a number of foreign currencies, including British pounds sterling, the South African rand, the Canadian dollar, the Indian rupee, the Colombian peso and the Brazilian real. In addition, in November 2025 we entered into a foreign currency forward contract to economically hedge our exposure of a portion of the purchase price for our acquisition of a majority interest in Trans Union de Mexico, which was denominated in Mexican pesos and settled during the first quarter of 2026, upon completion of the acquisition. In reporting the results of our foreign operations, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased[1]	Average Price Paid Per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[3] (in millions)
April 1 to April 30	199,083	$70.82	183,059	$675.1
May 1 to May 31	773,561	68.98	637,506	$631.1
June 1 to June 30	695,437	68.09	679,866	$584.8
Total	1,668,081	$68.82	1,500,431
1.The total number of shares purchased includes 167,650 shares that were repurchased from employees for withholding taxes on restricted stock units vesting pursuant to the terms of the Company’s equity compensation plans and net settled and shares purchased as part of the 2025 Repurchase Plan (as defined below).
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
ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, the following directors or officers, as defined by Rule 16a-1(f) of the Exchange Act, each adopted a Rule 10b5-1 trading agreement (“10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold[1]
Alicia B. Zuiker	Executive Vice President, Chief Human Resources Officer	May 12, 2026	August 14, 2026	15,572
Tiffani L. Chambers	Executive Vice President, Chief Operations Officer	May 28, 2026	February 18, 2027	13,489
Mohamed F. Abdelsadek	Executive Vice President, Chief Global Solutions Officer	June 11, 2026	May 21, 2027	49,874
Steven M. Chaouki	President, U.S. Markets	June 12, 2026	February 26, 2027	8,000
1.The “Aggregate number of shares to be sold” represents the gross number of shares to be received during the duration of the respective 10b5-1 Plan, before excluding any shares withheld by the Company to satisfy its income tax withholding obligations in connection with the net settlement of the equity awards. Any underlying performance share unit awards are calculated at “target” performance.
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fifth Amended and Restated Bylaws of TransUnion amended as of February 21, 2024 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed February 27, 2024).

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.
† Identifies management contracts and compensatory plans or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

July 28, 2026	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

July 28, 2026	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)