Form 10-Q
period 2026-09-30
TransUnion
filed 2026-10-27
CIK 1552033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of September 30, 2026, there were 190.7 million shares of TransUnion common stock outstanding.

TRANSUNION
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TRANSUNION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$883.1	$853.6
Trade accounts receivable, net of allowance of $26.9 and $27.7	1,020.2	905.0
Other current assets	292.5	257.7
Total current assets	2,195.8	2,016.3
Property, plant and equipment, net of accumulated depreciation and amortization of $571.4 and $545.0	241.2	258.4
Goodwill	5,802.5	5,259.5
Other intangibles, net of accumulated amortization of $3,027.1 and $2,716.3	3,429.2	3,098.5
Other assets	421.4	480.2
Total assets	$12,090.1	$11,112.9
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$409.2	$349.9
Current portion of long-term debt	108.6	196.9
Other current liabilities	562.7	607.6
Total current liabilities	1,080.5	1,154.4
Long-term debt	5,347.9	4,906.9
Deferred taxes	535.6	389.8
Other liabilities	125.4	116.5
Total liabilities	7,089.4	6,567.6
Stockholders’ equity:
Preferred stock, $0.01 par value; 100.0 million shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30, 2026 and December 31, 2025, 198.5 million and 199.4 million shares issued at September 30, 2026 and December 31, 2025, respectively, and 190.7 million and 192.4 million shares outstanding as of September 30, 2026 and December 31, 2025, respectively	1.9	2.0
Additional paid-in capital	2,311.7	2,424.0
Treasury stock at cost; 7.7 million and 7.0 million shares at September 30, 2026 and December 31, 2025, respectively	(428.9)	(370.3)
Retained earnings	3,346.7	2,723.7
Accumulated other comprehensive loss	(381.7)	(340.2)
Total TransUnion stockholders’ equity	4,849.7	4,439.2
Noncontrolling interests	151.0	106.1
Total stockholders’ equity	5,000.7	4,545.3
Total liabilities and stockholders’ equity	$12,090.1	$11,112.9

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,312.5	$1,169.5	$3,867.8	$3,405.0
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	534.7	480.3	1,598.8	1,395.9
Selling, general and administrative	346.6	330.8	1,022.2	922.6
Depreciation and amortization	164.0	145.6	476.8	427.2
Restructuring	—	5.1	—	5.1
Total operating expenses	1,045.3	961.9	3,097.8	2,750.8
Operating income	267.2	207.6	770.0	654.2
Non-operating income and (expense)
Interest expense	(66.5)	(62.5)	(194.4)	(174.3)
Interest income	9.0	8.8	23.2	26.2
Earnings from equity method investments	0.9	5.5	8.3	14.7
Gain on acquisition of affiliate	—	—	225.5	—
Other income and (expense), net	(1.7)	(9.3)	6.0	(20.1)
Total non-operating income and (expense)	(58.2)	(57.5)	68.6	(153.5)
Income before income taxes	209.0	150.1	838.6	500.7
Provision for income taxes	(48.5)	(50.0)	(131.0)	(135.4)
Net income	160.5	100.2	707.6	365.3
Less: net income attributable to noncontrolling interests	(4.3)	(3.6)	(10.9)	(11.0)
Net income attributable to TransUnion	$156.2	$96.6	$696.7	$354.2

Basic earnings per common share from:
Net income attributable to TransUnion	$0.82	$0.50	$3.63	$1.82
Diluted earnings per common share from:
Net income attributable to TransUnion	$0.81	$0.49	$3.59	$1.80
Weighted-average shares outstanding:
Basic	191.1	194.8	192.0	194.9
Diluted	192.6	197.2	193.8	197.2

As a result of displaying amounts in millions, and for the calculation of earnings per share, rounding differences may exist in the table above. See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$160.5	$100.2	$707.6	$365.3
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustment	(25.5)	(19.2)	(60.0)	87.0
(Provision) for income taxes	—	(0.4)	—	(1.0)
Foreign currency translation, net	(25.5)	(19.6)	(60.0)	86.0
Cash flow hedges:
Net change on interest rate swap	5.6	(12.5)	19.4	(79.1)
(Provision) benefit for income taxes	(1.4)	3.1	(4.9)	19.9
Cash flow hedges, net	4.2	(9.4)	14.5	(59.3)
Available-for-sale securities:
Net unrealized gain (loss)	—	(0.1)	(0.2)	(0.1)
Available-for-sale securities, net	—	(0.1)	(0.2)	(0.1)
Total other comprehensive income (loss), net of tax	(21.3)	(29.0)	(45.7)	26.7
Comprehensive income	139.1	71.2	661.9	391.9
Less: comprehensive income attributable to noncontrolling interests	(2.3)	(3.5)	(6.8)	(10.9)
Comprehensive income attributable to TransUnion	$136.8	$67.7	$655.1	$381.0

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$707.6	$365.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	476.8	427.2
Deferred taxes	(21.3)	(26.5)
Stock-based compensation	113.6	106.9
Gain on acquisition of affiliate	(225.5)	—
Other	(6.7)	31.4
Changes in assets and liabilities:
Trade accounts receivable	(122.7)	(105.9)
Other current and long-term assets	(15.2)	(1.9)
Trade accounts payable	55.3	50.1
Other current and long-term liabilities	(73.3)	(178.5)
Cash provided by operating activities	888.6	668.1
Cash flows from investing activities:
Capital expenditures	(201.3)	(229.3)
Proceeds from sale/maturity of other investments	—	0.2
Investments in consolidated affiliates, net of cash acquired	(603.4)	(55.7)
Investments in nonconsolidated affiliates and notes receivable	(7.3)	(25.0)
Proceeds from the sale of investments in nonconsolidated affiliates	47.3	—
Other	10.7	2.7
Cash used in investing activities	(754.0)	(307.1)
Cash flows from financing activities:
Proceeds from revolving credit facility	520.0	—
Repayments of debt	(171.1)	(60.9)
Debt financing fees	(0.7)	—
Dividends to shareholders	(74.4)	(68.3)
Proceeds from issuance of common stock and exercise of stock options	21.5	22.5
Employee taxes paid on restricted stock units recorded as treasury stock	(58.6)	(33.9)
Repurchases of common stock	(244.6)	(152.6)
Acquisitions of noncontrolling interests	(8.6)	—
Distributions to noncontrolling interests	(13.3)	(7.7)
Dividends paid to shareholders of acquired affiliate	(56.3)	—
Cash used in financing activities	(86.1)	(300.9)
Effect of exchange rate changes on cash and cash equivalents	(19.0)	10.3
Net change in cash and cash equivalents	29.5	70.4
Cash and cash equivalents, beginning of period	853.6	679.5
Cash and cash equivalents, end of period	$883.1	$749.9

See accompanying notes to unaudited consolidated financial statements.

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2024	194.9	$2.0	$2,558.9	$(334.6)	$2,357.9	$(367.2)	$101.8	$4,318.8
Net income	—	—	—	—	148.1	—	4.7	152.7
Other comprehensive income (loss)	—	—	—	—	—	11.5	0.2	11.7
Stock-based compensation	—	—	29.2	—	—	—	—	29.2
Employee share purchase plan	0.1	—	12.4	—	—	—	—	12.4
Vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—	—	—
Treasury stock purchased	(0.1)	—	—	(5.5)	—	—	—	(5.5)
Repurchase of common stock (including excise tax)	(0.1)	—	(5.4)	—	—	—	—	(5.4)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(21.5)	—	—	(21.5)
Balance, March 31, 2025	195.1	$2.0	$2,595.1	$(340.1)	$2,484.5	$(355.7)	$106.7	$4,492.5
Net income	—	—	—	—	109.6	—	2.8	112.4
Other comprehensive income (loss)	—	—	—	—	—	44.1	(0.1)	44.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.3)	(3.3)
Stock-based compensation	—	—	39.0	—	—	—	—	39.0
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(1.9)	—	—	—	(1.9)
Repurchase of common stock (including excise tax)	(0.4)	—	(33.5)	—	—	—	—	(33.5)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(23.0)	—	—	(23.0)
Balance, June 30, 2025	194.8	$2.0	$2,600.7	$(342.0)	$2,571.1	$(311.6)	$106.0	$4,626.2
Net income	—	—	—	—	96.6	—	3.6	100.2
Other comprehensive income (loss)	—	—	—	—	—	(28.8)	(0.1)	(29.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.4)	(4.4)
Stock-based compensation	—	—	35.3	—	—	—	—	35.3
Employee share purchase plan	0.2	—	14.0	—	—	—	—	14.0
Vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(26.5)	—	—	—	(26.5)
Repurchase of common stock (including excise tax)	(1.3)	—	(113.7)	—	—	—	—	(113.7)
Dividends to shareholders ($0.115 per share)	—	—	—	—	(23.7)	—	—	(23.7)
Balance, September 30, 2025	194.2	$2.0	$2,536.3	$(368.4)	$2,643.9	$(340.4)	$105.1	$4,578.5

TRANSUNION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited) - Continued
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2025	192.4	$2.0	$2,424.0	$(370.3)	$2,723.7	$(340.2)	$106.1	$4,545.3
Net income	—	—	—	—	397.1	—	3.3	400.4
Fair value of noncontrolling interest in acquired affiliate	—	—	—	—	—	—	56.2	56.2
Other comprehensive income (loss)	—	—	—	—	—	(73.5)	(4.5)	(78.0)
Stock-based compensation	—	—	36.9	—	—	—	—	36.9
Employee share purchase plan	0.1	—	11.4	—	—	—	—	11.4
Vesting of restricted stock units and performance stock units	0.7	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(20.7)	—	—	—	(20.7)
Repurchase of common stock (including excise tax)	(0.2)	(0.1)	(12.0)	—	—	—	—	(12.1)
Dividends to shareholders ($0.125 per share)	—	—	—	—	(24.7)	—	—	(24.7)
Balance, March 31, 2026	192.8	$1.9	$2,460.3	$(391.0)	$3,096.1	$(413.7)	$161.1	$4,914.7
Net income	—	—	—	—	143.4	—	3.4	146.7
Other comprehensive income (loss)	—	—	—	—	—	51.4	2.3	53.7
Acquisitions of noncontrolling interests	—	—	(4.0)	—	—	—	(4.6)	(8.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.4)	(6.4)
Stock-based compensation	—	—	38.3	—	—	—	—	38.3
Vesting of restricted stock units and performance stock units	0.4	—	—	—	—	—	—	—
Treasury stock purchased	(0.2)	—	—	(11.5)	—	—	—	(11.5)
Repurchase of common stock (including excise tax)	(1.5)	—	(103.7)	—	—	—	—	(103.7)
Dividends to shareholders ($0.125 per share)	—	—	—	—	(24.7)	—	—	(24.7)
Balance, June 30, 2026	191.6	$1.9	$2,390.9	$(402.5)	$3,214.9	$(362.3)	$155.7	$4,998.6
Net income	—	—	—	—	156.2	—	4.3	160.5
Other comprehensive income (loss)	—	—	—	—	—	(19.4)	(1.9)	(21.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.0)	(7.0)
Stock-based compensation	—	—	35.8	—	—	—	—	35.8
Employee share purchase plan	0.2	—	13.8	—	—	—	—	13.8
Vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—	—	—
Treasury stock purchased	(0.3)	—	—	(26.4)	—	—	—	(26.4)
Repurchase of common stock (including excise tax)	(1.6)	—	(128.8)	—	—	—	—	(128.8)
Dividends to shareholders ($0.125 per share)	—	—	—	—	(24.3)	—	—	(24.3)
Balance, September 30, 2026	190.7	$1.9	$2,311.7	$(428.9)	$3,346.7	$(381.7)	$151.0	$5,000.7

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
Variable Interest Entities
At inception, we determine whether an entity in which we have made an investment or with which we have other variable interest arrangements is considered a variable interest entity (“VIE”). We are required to consolidate any VIE if we are the primary beneficiary of the VIE. We are the primary beneficiary of a VIE if we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb a portion of the losses or benefits that are significant to the VIE. If we are not the primary beneficiary of the VIE, we account for the investment or other variable interests in the VIE in accordance with other applicable GAAP. When events or circumstances change our variable interests or relationships with any of these entities, we reassess our determination of whether they are a VIE and, if so, whether we are the primary beneficiary. As of December 31, 2025, we had a variable interest in one unconsolidated VIE with an exposure of loss of approximately $49.5 million, consisting of the carrying value of our equity investment and various notes and accounts receivable from this entity. Due to changes in the nature of our relationship with this entity during 2026, this entity is no longer considered a VIE.
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

Share Repurchase Plan
On February 11, 2025, our Board of Directors (our “Board”) authorized the repurchase of up to $500.0 million of our common stock (the “Repurchase Plan”). The Board increased the authorization by $500.0 million on October 22, 2025, and by an additional $1.0 billion on October 26, 2026, resulting in an aggregate authorization of $2.0 billion. Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The Repurchase Plan does not have an expiration date.
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.
The table below sets forth information regarding repurchases of shares under the Repurchase Plan (in millions, except for number of shares, which are reflected in thousands, and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total number of shares purchased	1,604.8	1,259.6	3,276.1	1,711.3
Average price paid per share[1]	$80.26	$90.31	$74.66	$89.16
Amount repurchased[1]	$128.8	$113.8	$244.6	$152.6
(1) Amounts include commissions and excise taxes.
As of September 30, 2026, $456.8 million remains available for repurchases under the share repurchase authorizations approved in 2025.
Trade Accounts Receivable
We base our allowance for doubtful accounts estimate on our historical loss experience, our current expectations of future losses, current economic conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse financial condition or for existing contractual disputes.
The following is a roll-forward of the allowance for doubtful accounts for the periods presented:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$27.7	$19.9
Provision for losses on trade accounts receivable	11.7	15.1
Write-offs, net of recovered accounts	(12.5)	(9.2)
Ending balance	$26.9	$25.8

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
2. Business Acquisitions
2026 Acquisitions
Trans Union de Mexico
On March 2, 2026, we acquired approximately a 68% equity interest in Trans Union de México, S.A., S.I.C., (“Trans Union de Mexico”). Total cash consideration for the acquisition was $659.6 million, including the final purchase price adjustment. The acquisition was funded with proceeds from our Senior Secured Revolving Credit Facility and cash on hand. See Note 10, “Debt,” for additional information about our Senior Secured Revolving Credit Facility. Prior to the transaction, we owned approximately a 26% equity interest that was accounted for under the equity method. Our total equity interest upon closing was approximately 94%, representing a controlling financial interest which resulted in the consolidation of Trans Union de Mexico. The remaining approximately 6% equity interest represented a noncontrolling interest in the net assets acquired and was valued based on the purchase price of the 68% equity interest. There was no contingent consideration related to this transaction.

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
Acquisition Costs
We recognized cumulative transaction costs related to the acquisition of $18.1 million, including $5.8 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively. We recorded these costs within other income and (expense), net in the Consolidated Statements of Operations. These costs include investment banker fees, legal, due diligence and other external costs.
Purchase Price Allocation
We finalized the purchase price and the allocation of the purchase price during the quarter ended September 30, 2026.
The purchase price of the acquisition exceeded the fair value estimate of the net assets acquired due primarily to expected future revenue growth opportunities, synergies, operating efficiencies and the assembled workforce. None of the goodwill is tax deductible.
The table below summarizes the elements of purchase consideration for the acquisition:

Cash consideration paid to sellers	$659.6
Fair value of equity method investment	247.4
Fair value of noncontrolling interest	56.2
Settlement of preexisting receivables[1]	23.1
Total purchase consideration	$986.3
(1) Represents the effective settlement of existing net receivables, including dividends declared but not paid by Trans Union de Mexico prior to the acquisition.
The table below summarizes the final allocation of fair value of assets acquired and liabilities assumed as of September 30, 2026:

Purchase consideration	$986.3

Assets acquired
Cash and cash equivalents	$81.1
Trade accounts receivable	19.4
Other current assets	5.7
Property, plant and equipment	11.0
Intangible assets	585.9
Other assets	0.7
Total identifiable assets acquired	$703.7

Liabilities assumed
Accounts payable	$12.2
Other current liabilities	67.5
Deferred revenue	2.0
Other liabilities	10.2
Deferred tax liabilities	170.8
Total liabilities assumed	$262.7

Net identifiable assets acquired	$441.0
Goodwill	545.3
Net assets acquired	986.3
Less: Noncontrolling interest	56.2
Net fair value of assets acquired	$930.1
Since the date of acquisition through September 30, 2026, we recorded measurement period adjustments that increased intangible assets by $9.9 million, decreased deferred tax liabilities by $1.6 million, decreased property, plant and equipment by $6.0 million, decreased goodwill by $2.1 million, and made other insignificant changes.
Other current liabilities and other liabilities include $56.6 million and $10.0 million, respectively, related to dividends declared by Trans Union de Mexico prior to the acquisition.
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and the weighted average amortization period as of the acquisition date:

	Fair Value	Weighted-Average Amortization Period
Database and credit files	$463.5	15 years
Customer relationships	103.8	15 years
Trade names and trademarks	15.9	10 years
Developed technology	2.7	3 years
Total identifiable intangible assets	$585.9	14.8 years
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

	(Unaudited)
	TransUnion and Trans Union de Mexico combined
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Pro-forma revenue	$1,312.5	$1,217.3	$3,900.9	$3,532.3
Pro-forma net income attributable to TransUnion	$156.2	$98.8	$459.5	$592.6
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
2025 Acquisition
Monevo
In October 2021, we acquired a 30% equity interest in Monevo Limited (“Monevo”), which we accounted for as a Cost Method Investment. On April 1, 2025, we acquired the remaining 70% of the outstanding equity of Monevo and gained control of Monevo by exercising a call option we obtained when we made our initial investment. The strike price paid at closing to exercise the call option was $56.0 million, which resulted in a non-taxable gain of $12.3 million recorded within other income and (expense), net in the Consolidated Statement of Operations for the nine months ended September 30, 2025. There was no contingent consideration related to this transaction.
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
3. Other Current Assets
Other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid expenses	$150.1	$134.5
Marketable securities (Note 13)	0.4	2.7
Other	142.0	120.5
Total other current assets	$292.5	$257.7
4. Goodwill
There have been no triggering events during the nine months ended September 30, 2026 that have required us to re-evaluate whether any of our reporting units were impaired.
Goodwill allocated to our reportable segments and changes in the carrying amount of goodwill during the nine months ended September 30, 2026, consisted of the following:

	U.S. Markets	International	Total
Balance, December 31, 2025	$4,311.3	$948.2	$5,259.5
Business acquisitions	12.2	547.5	559.7
Purchase accounting measurement period adjustments	0.8	(2.5)	(1.7)
Foreign exchange rate adjustment	0.5	(15.4)	(14.9)
Balance, September 30, 2026	$4,324.7	$1,477.8	$5,802.5
The gross and net goodwill balances at each period were as follows:

	September 30, 2026			December 31, 2025
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
U.S. Markets	$4,324.7	$—	$4,324.7	$4,311.3	$—	$4,311.3
International	1,891.8	(414.0)	1,477.8	1,362.2	(414.0)	948.2
Total	$6,216.5	$(414.0)	$5,802.5	$5,673.5	$(414.0)	$5,259.5

5. Intangible Assets
Intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$2,187.0	$(775.5)	$1,411.5	$2,085.9	$(684.9)	$1,401.0
Internal use software	1,860.8	(947.5)	913.3	1,778.3	(822.8)	955.5
Database and credit files	1,824.2	(1,093.6)	730.6	1,383.0	(1,010.4)	372.6
Trademarks, copyrights and patents	583.0	(209.8)	373.1	566.4	(197.9)	368.6
Noncompete and other agreements	1.3	(0.7)	0.6	1.2	(0.3)	0.8
Total intangible assets	$6,456.3	$(3,027.1)	$3,429.2	$5,814.8	$(2,716.3)	$3,098.5
Changes in the carrying amount of intangible assets between periods consisted of the following:

	Gross	Accumulated Amortization	Net
Balance, December 31, 2025	$5,814.8	$(2,716.3)	$3,098.5
Business acquisitions	594.2	—	594.2
Developed internal use software	151.1	—	151.1
Acquired intangible assets	1.0	—	1.0
Amortization	—	(390.9)	(390.9)
Disposals and retirements	(76.4)	74.7	(1.7)
Foreign exchange rate adjustment	(28.4)	5.4	(23.0)
Balance, September 30, 2026	$6,456.3	$(3,027.1)	$3,429.2
6. Other Assets
Other assets consisted of the following:

	September 30, 2026	December 31, 2025
Investments in affiliated companies (Note 2 and Note 7)	$177.4	$232.6
Right-of-use lease assets	65.0	49.2
Interest rate swaps (Note 10 and Note 13)	39.2	31.7
Convertible notes receivable (Note 13)	4.3	23.0
Other	135.5	143.7
Total other assets	$421.4	$480.2
See Note 7 for a discussion on the decrease in investment in affiliated companies.
7. Investments in Affiliated Companies
Investments in affiliated companies, which are included in other assets in the Consolidated Balance Sheets, consisted of the following:

	September 30, 2026	December 31, 2025
Cost Method Investments	$158.9	$171.1
Equity method investments (Note 2)	13.1	57.8
Limited partnership investment	5.5	3.7
Total investments in affiliated companies (Note 6)	$177.4	$232.6
During the nine months ended September 30, 2026, we acquired a controlling interest in Trans Union de Mexico, an entity we previously held as an equity method investment, as further discussed in Note 2, “Business Acquisitions.” We also made a new

Cost Method Investment, sold two Cost Method Investments, and converted notes receivable previously included within Other Assets on the Consolidated Balance Sheets as of December 31, 2025 into equity shares in the issuer, which we have partially impaired, all resulting in a net decrease in Cost Method Investments.
Gains and losses on our Cost Method Investments, which are included in other income and (expense), net in the Consolidated Statements of Operations, for the periods presented in the table below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current period gains	$—	$—	$18.7	$12.3
Current period losses	—	(2.3)	(11.7)	(18.1)
Gains on Cost Method Investments for the nine months ended September 30, 2026 relate to the sale of two investments in nonconsolidated affiliates as discussed above, while the loss during the nine months ended September 30, 2026 relates to an impairment loss.
The gain on investments in the nine months ended September 30, 2025 includes the gain realized on our previously held investment in Monevo that we now consolidate as discussed in Note 2, “Business Acquisitions.”
Cumulative unrealized gains and losses on our Cost Method Investments that we owned as of September 30, 2026 and December 31, 2025, as shown in our Cost Method Investment balances in the table above, were as follows:

	September 30, 2026	December 31, 2025
Cumulative unrealized gains	$46.3	$50.8
Cumulative unrealized losses	(41.4)	(35.0)
During the three and nine months ended September 30, 2026 and 2025, Earnings from equity method investments, which are included in other non-operating income and expense in the Consolidated Statements of Operations, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings from equity method investments (Note 2 and Note 14)	$0.9	$5.5	$8.3	$14.7
Dividends from equity method investments	—	—	23.0	15.6
8. Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued payroll and employee benefits	$217.7	$284.4
Accrued legal and regulatory matters (Note 15)	96.4	62.2
Deferred revenue (Note 11)	123.0	129.8
Operating lease liabilities	19.1	19.8
Income taxes payable	11.7	7.0
Other	94.8	104.5
Total other current liabilities	$562.7	$607.6

The decrease in accrued payroll and employee benefits is due primarily to bonuses paid during the first quarter of 2026 that were earned in 2025. Accrued payroll and employee benefits includes accrued employee separation expenses of $2.3 million and $10.7 million as of September 30, 2026 and December 31, 2025, respectively, in connection with a transformation plan to optimize our operating model that ended in 2025. As of December 31, 2025, other included an interest rate swap liability of $12.0 million, as discussed in Note 13, “Fair Value.”

9. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Operating lease liabilities	$49.9	$34.8
Unrecognized tax benefits, net of indirect tax effects	37.9	39.9
Deferred revenue (Note 11)	7.6	13.5
Other	30.0	28.2
Total other liabilities	$125.4	$116.5
10. Debt
Debt outstanding consisted of the following:

	September 30, 2026	December 31, 2025
Senior Secured Term Loan B-5, due in full at maturity (November 15, 2026), with periodic variable interest at Term SOFR plus a credit spread adjustment, or alternate base rate, plus applicable margin (5.57% at December 31, 2025), net of original issue discount and deferred financing fees of less than $0.1 million and $0.1 million, respectively, at December 31, 2025	$—	$104.4
Senior Secured Term Loan A-4, payable in quarterly installments through June 24, 2029, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.15% at September 30, 2026 and 4.97% at December 31, 2025), net of original issue discount and deferred financing fees of $0.2 million and $2.1 million, respectively, at September 30, 2026, and of $0.3 million and $2.6 million, respectively, at December 31, 2025	1,208.3	1,240.2
Senior Secured Term Loan B-8, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.65% at September 30, 2026 and 5.47% at December 31, 2025), net of original issue discount and deferred financing fees of $3.2 million and $4.7 million, respectively, at September 30, 2026, and of $3.6 million and $5.3 million, respectively, at December 31, 2025	1,874.9	1,888.3
Senior Secured Term Loan B-9, payable in quarterly installments through June 24, 2031, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.65% at September 30, 2026 and 5.47% at December 31, 2025), net of original issue discount and deferred financing fees of $6.0 million and $9.8 million, respectively, at September 30, 2026, and of $6.8 million and $11.1 million, respectively, at December 31, 2025	1,836.8	1,848.8
Senior Secured Revolving Credit Facility, payable at any time without penalty no later than June 24, 2029, with periodic variable interest at Term SOFR, or alternate base rate, plus applicable margin (5.15% at September 30, 2026)	520.0	—
Other debt	16.6	22.1
Total debt	5,456.6	5,103.8
Less short-term debt and current portion of long-term debt	(108.6)	(196.9)
Total long-term debt	$5,347.9	$4,906.9
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
During the nine months ended September 30, 2026, we prepaid the outstanding balance of $104.5 million on our Senior Secured Term Loan B-5, funded from cash-on-hand.
As of September 30, 2026, we had $520.0 million in outstanding borrowings under the Senior Secured Revolving Credit Facility and $1.3 million of outstanding letters of credit, and could have borrowed up to the remaining $478.7 million available.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2026, we were in compliance with all debt covenants.
Interest Rate Hedging
During the three months ended September 30, 2026, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps will commence on December 31, 2026 and expire on December 31, 2028, with a current aggregate notional amount of $300.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.2545% and 4.7716% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,220.2 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,069.9 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,524.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
The net change in the fair value of our hedging instruments, included in our assessment of hedge effectiveness, is recorded in other comprehensive income, and reclassified to interest expense when the corresponding hedged interest affects earnings. See further discussion in Note 16, “Accumulated Other Comprehensive Loss.”
We expect to realize gains of approximately $30.8 million as a reduction of interest expense from our interest rate hedges over the next twelve months.

Fair Value of Debt
The fair value of our Senior Secured Term Loans, excluding original issue discounts and deferred fees, and our Senior Secured Revolving Credit Facility is $5,452.9 million and $5,128.6 million as of September 30, 2026 and December 31, 2025, respectively. The fair values of our Senior Secured Term Loans and our Senior Secured Revolving Credit Facility are determined using Level 2 inputs, based on quoted market prices for the publicly traded instruments and observable market inputs for similar debt instruments, respectively.
11. Revenue
Accounts receivable are shown separately on our balance sheet. Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections. Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example, contracts pursuant to which we recognize revenue over time but do not have a contractual right to payment until we complete the contract. Contract assets are included in our other current assets and are not material as of September 30, 2026 and December 31, 2025.
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
We have certain contracts that have a duration of more than one year. For these contracts, the transaction price allocable to the future performance obligations is primarily fixed but contains a variable component. As of September 30, 2026, the aggregate amount of transaction price attributable to future performance obligations for long-term non-cancelable contracts, excluding the variable component, is approximately $1,190.0 million. We expect to recognize approximately 40% of this amount in the twelve months ending September 30, 2027, 30% in the twelve months ending September 30, 2028 and 30% thereafter.
For additional disclosures about the disaggregation of our revenue see Note 14, “Reportable Segments.”
12. Income Taxes
For the three months ended September 30, 2026, we reported an effective tax rate of 23.2%, which was higher than the 21.0% U.S. federal corporate statutory rate, due primarily to the impact of foreign rate differential and nondeductible expenses primarily in connection with executive compensation limitations, partially offset by adjustments to prior-year income tax provisions based on amounts reflected in filed income tax returns and the expiration of statutes of limitations on certain prior year uncertain tax positions.
For the three months ended September 30, 2025, we reported an effective tax rate of 33.3%, which was higher than the 21.0% U.S. federal corporate statutory rate, primarily due to the foreign rate differential, the impact of nondeductible expenses mainly in connection with executive compensation limitations and the cumulative impact of the One Big Beautiful Bill Act (“OBBBA”) partially offset by excess tax benefits from stock-based compensation.
For the nine months ended September 30, 2026, we reported an effective tax rate of 15.6%, which was lower than the 21.0% U.S. federal corporate statutory rate, due primarily to the non-taxable gain on our acquisition of a majority equity interest in Trans Union de Mexico and a benefit from the elimination of a deferred tax liability on our Cost Method Investment upon obtaining control as further discussed in Note 2, “Business Acquisitions," and benefits from the remeasurement of deferred taxes due to changes in state apportionment rates as a result of legal entity mergers.
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
The gross amount of unrecognized tax benefits, which excludes indirect tax effects, was $43.1 million as of September 30, 2026, and $44.3 million as of December 31, 2025. The amounts that would affect the effective tax rate if recognized were $31.7 million as of September 30, 2026 and $33.8 million as of December 31, 2025. We classify interest and penalties as income tax expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. Interest and penalties on unrecognized tax benefits were $23.7 million as of September 30, 2026 and $21.6 million as of December 31, 2025. We are regularly audited by federal, state and foreign taxing authorities. Given the uncertainties inherent in the audit process, it is reasonably possible that certain audits could result in a significant increase or decrease in the total amounts of unrecognized tax benefits. An estimate of the range of the increase or decrease in unrecognized tax benefits due to audit results cannot be made at this time. Tax years 2007 and forward remain open for examination in some foreign jurisdictions, 2012 and forward for U.S. federal income tax purposes and 2017 and forward in some U.S. state jurisdictions.
13. Fair Value
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of September 30, 2026:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Note 6 and 10)	$39.2	$—	$39.2	$—
Convertible notes receivable (Note 6)	4.3	—	—	4.3
Marketable securities (Note 3)	0.4	—	0.4	—
Total	$43.9	$—	$39.6	$4.3
The following table summarizes financial instruments measured at fair value, on a recurring basis, as of December 31, 2025:

	Total	Level 1 - Prices in Active Markets for Identical Assets	Level 2 -Significant Other Observable Input	Level 3 -Significant Unobservable Inputs
Assets
Interest rate swaps (Note 6 and 10)	$31.7	$—	$31.7	$—
Convertible notes receivable (Note 6)	23.0	—	—	23.0
Marketable securities (Note 3)	2.7	—	2.7	—
Foreign exchange forward contract	2.9	—	2.9	—
Total	$60.3	$—	$37.3	$23.0

Liabilities
Interest rate swaps (Note 8 and 10)	$12.0	$—	$12.0	$—
Total	$12.0	$—	$12.0	$—
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
In the nine months ended September 30, 2026, we converted all of the notes that were outstanding as of December 31, 2025 into preferred equity in the issuer of the notes as further discussed in Note 7, “Investment in Affiliated Companies.” During the same period, we obtained additional convertible notes that have a face amount of $4.3 million, with simple interest at 12% per annum, and mature on June 10, 2027. The notes may be converted into various equity shares based on certain events, or may be repaid in cash. The notes were initially recorded at a fair value of $4.2 million, which was equivalent to the value of the assets transferred to obtain the convertible notes.
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

Selected segment financial information and disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross Revenue:
U.S. Markets:
Financial Services	$485.5	$438.0	$1,482.3	$1,261.5
Emerging Verticals	351.0	330.1	1,039.5	968.6
Consumer Interactive	140.3	144.8	422.8	429.8
Total U.S. Markets	$976.8	$912.8	$2,944.6	$2,659.9

International:
Canada	$45.7	$43.4	$135.3	$123.5
Latin America	98.7	33.7	245.3	100.6
United Kingdom	75.0	71.4	220.7	197.4
Africa	22.3	19.4	64.2	54.5
India	73.7	68.5	200.3	203.9
Asia Pacific	23.7	23.7	67.9	75.2
Total International	$339.0	$260.1	$933.8	$755.1

Total revenue, gross	$1,315.9	$1,172.9	$3,878.4	$3,415.0

Intersegment revenue eliminations:
U.S. Markets	$(1.7)	$(1.7)	$(5.7)	$(5.3)
International	(1.6)	(1.7)	(4.9)	(4.7)
Total intersegment eliminations	$(3.3)	$(3.4)	$(10.6)	$(10.0)
Total revenue as reported	$1,312.5	$1,169.5	$3,867.8	$3,405.0

Significant segment expenses consisted of the following:

	Three Months Ended September 30,
	2026		2025
	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$976.8	$339.0	$912.8	$260.1
Less:[1]
Product and fulfillment[2]	$244.8	$26.7	$210.6	$15.7
Labor-related[3]	222.1	107.4	212.9	92.2
Technology and communication[4]	79.0	17.3	69.8	12.9
Other segment items[5]	77.7	31.9	68.9	26.8
Segment Adjusted EBITDA	$353.3	$155.7	$350.7	$112.4

	Nine Months Ended September 30,
	2026		2025
	U.S. Markets	International	U.S. Markets	International
Gross Revenue	$2,944.6	$933.8	$2,659.9	$755.1
Less:[1]
Product and fulfillment[2]	$758.7	$73.2	$588.0	$41.8
Labor-related[3]	664.7	306.7	640.8	267.0
Technology and communication[4]	226.2	47.0	204.4	36.3
Other segment items[5]	223.8	92.6	218.5	79.9
Segment Adjusted EBITDA	$1,071.2	$414.2	$1,008.1	$330.2
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
4.Technology and communication expenses include hardware and software maintenance and support, subscriptions to cloud-based software, and telecommunications.
5.Other segment items include litigation, facilities costs, marketing and advertising, professional services, travel and entertainment, earnings from equity method investments, and overhead and corporate allocations, among other costs. For the International segment, Other segment items also includes earnings attributable to non-controlling interests.

A reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. Markets Adjusted EBITDA	$353.3	$350.7	$1,071.2	$1,008.1
International Adjusted EBITDA	155.7	112.4	414.2	330.2
Total	$508.9	$463.1	$1,485.4	$1,338.3
Adjustments to reconcile to income before income taxes:
Corporate expenses[1]	$(44.2)	$(38.0)	$(126.6)	$(109.0)
Net interest expense	(57.4)	(53.7)	(171.2)	(148.2)
Depreciation and amortization	(164.0)	(145.6)	(476.8)	(427.2)
Stock-based compensation	(37.0)	(36.4)	(113.6)	(106.9)
Mergers and acquisitions, divestitures and business optimization[2]	(0.4)	(6.9)	233.2	(20.2)
Accelerated technology investment[3]	—	(22.1)	—	(65.4)
Operating model optimization program[4]	—	(11.5)	—	(26.7)
Net other[5]	(1.2)	(2.3)	(2.7)	55.0
Net income attributable to non-controlling interests	4.3	3.6	10.9	11.0
Total adjustments	$(300.0)	$(313.0)	$(646.8)	$(837.6)
Income before income taxes	$209.0	$150.1	$838.6	$500.7
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

Earnings from equity method investments included in non-operating income and expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. Markets	$0.5	$0.5	$1.5	$1.7
International	0.4	4.9	6.8	13.0
Total (Note 7)	$0.9	$5.5	$8.3	$14.7

Total assets by segment consisted of the following:

	September 30, 2026	December 31, 2025
U.S. Markets	$8,101.6	$8,105.3
International	3,571.3	2,471.6
Total segment assets	11,672.9	10,576.9
Corporate	417.3	536.0
Total	$12,090.1	$11,112.9

Cash paid for capital expenditures by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. Markets	$44.6	$42.6	$136.2	$141.9
International	21.9	41.1	64.3	87.2
Total cash paid for capital expenditures by the segments	66.5	83.7	200.5	229.1
Corporate	0.5	0.2	0.8	0.2
Total	$67.0	$83.9	$201.4	$229.3

Depreciation and amortization expense by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. Markets	$110.8	$106.7	$328.1	$313.1
International	51.9	38.0	145.8	111.2
Total segment depreciation and amortization expense	162.8	144.7	473.9	424.3
Corporate	1.2	0.9	3.0	2.9
Total	$164.0	$145.6	$476.8	$427.2
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
To reduce our exposure to an unexpected significant monetary award resulting from an adverse judicial decision, we maintain insurance that we believe is appropriate and adequate based on our historical experience. We regularly advise our insurance carriers of the claims, threatened or pending, against us in legal and regulatory matters and generally receive a reservation of rights letter from the carriers when such claims exceed applicable deductibles. We are not aware of any significant monetary claim that has been asserted against us – except for the pending matter with the Consumer Financial Protection Bureau (the “CFPB”) referenced below and a claim for which we have established a reserve in an amount that is not material to our business – that would not have some level of coverage by insurance after the relevant deductible, if any, is met.
As of September 30, 2026 and December 31, 2025, we have accrued $96.4 million and $62.2 million, respectively, for legal and regulatory matters. These amounts were recorded in other accrued liabilities in the Consolidated Balance Sheets and the associated expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Legal fees incurred in connection with ongoing litigation are considered period costs and are expensed as incurred.
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
In March 2024, we received a NORA letter from the CFPB, informing us that the CFPB’s Enforcement Division was considering whether to recommend that the CFPB take legal action against us related to our dispute handling practices and procedures. The NORA letter alleged that Trans Union LLC violated the Fair Credit Reporting Act’s requirements to conduct a reasonable reinvestigation of disputed information and follow reasonable procedures to assure maximum possible accuracy of the information in consumer reports, and the Consumer Financial Protection Act’s prohibition of unfair, deceptive, and abusive acts or practices. On July 12, 2024, the CFPB Enforcement Division advised us that it had obtained authority to pursue an enforcement action against us seeking specific injunctive relief provisions and civil money penalties. We were previously engaged in active discussions with the CFPB regarding this matter, including that our ability to make proposed changes to certain dispute handling processes is dependent on the participation of other consumer reporting agencies, data furnishers and industry participants. Given changes in CFPB leadership, our engagement with the agency on this matter has paused. We cannot provide an estimate of when, or if, such engagement will resume. We further cannot provide assurance that the CFPB will not ultimately commence a lawsuit against us in this matter, nor are we able to predict the likely outcome of this matter.

16. Accumulated Other Comprehensive Loss
The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, as of September 30, 2026 and 2025:

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(355.7)	$15.3	$0.2	$(340.2)
Other comprehensive income (loss) before reclassifications	(85.0)	14.4	(0.1)	(70.6)
Amounts reclassified from other comprehensive (income) loss	—	(7.4)	—	(7.4)
Other comprehensive income (loss) for the three months ended March 31, 2026	(85.0)	7.0	(0.1)	(78.0)
Other comprehensive income (loss) attributable to noncontrolling interests	4.5	—	—	4.5
Balance, March 31, 2026	$(436.1)	$22.3	$0.1	$(413.7)
Other comprehensive income (loss) before reclassifications	50.5	10.4	(0.1)	60.8
Amounts reclassified from other comprehensive (income) loss	—	(7.1)	—	(7.1)
Other comprehensive income (loss) for the three months ended June 30, 2026	50.5	3.3	(0.1)	53.7
Other comprehensive income (loss) attributable to noncontrolling interests	(2.3)	—	—	(2.3)
Balance, June 30, 2026	$(387.9)	$25.6	$0.1	$(362.3)
Other comprehensive income (loss) before reclassifications	(25.5)	11.7	—	(13.8)
Amounts reclassified from other comprehensive (income) loss	—	(7.5)	—	(7.5)
Other comprehensive income (loss) for the three months ended September 30, 2026	(25.5)	4.2	—	(21.3)
Other comprehensive income (loss) attributable to noncontrolling interests	1.9	—	—	1.9
Balance, September 30, 2026	$(411.5)	$29.8	$0.1	$(381.7)

	Foreign Currency Translation Adjustment	Net Unrealized (Loss)/Gain On Hedges	Net Unrealized Gain/(Loss) On Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(450.2)	$82.8	$0.2	$(367.2)
Other comprehensive income (loss) before reclassifications	39.5	(10.7)	—	28.8
Amounts reclassified from other comprehensive (income) loss	—	(17.1)	—	(17.1)
Other comprehensive income (loss) for the three months ended March 31, 2025	39.5	(27.8)	—	11.7
Other comprehensive income (loss) attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Balance, March 31, 2025	$(410.9)	$55.0	$0.2	$(355.7)
Other comprehensive income (loss) before reclassifications	66.1	(5.0)	—	61.1
Amounts reclassified from other comprehensive (income) loss	—	(17.1)	—	(17.1)
Other comprehensive income (loss) for the three months ended June 30, 2025	66.1	(22.1)	—	44.0
Other comprehensive income (loss) attributable to noncontrolling interests	0.1	—	—	0.1
Balance, June 30, 2025	$(344.7)	$32.9	$0.2	$(311.6)
Other comprehensive income (loss) before reclassifications	(19.6)	3.0	(0.1)	(16.6)
Amounts reclassified from other comprehensive (income) loss	—	(12.3)	—	(12.3)
Other comprehensive income (loss) for the three months ended September 30, 2025	(19.6)	(9.4)	(0.1)	(29.0)
Other comprehensive income (loss) attributable to noncontrolling interests	0.1	—	—	0.1
Balance, September 30, 2025	$(364.2)	$23.5	$0.1	$(340.4)

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
Although we do not have material operations in the Middle East, the ongoing conflict with Iran has had, and may continue to have, an unpredictable impact on global energy prices, inflation, consumer spending, market volatility and broader economic conditions. Inflation in the U.S. has remained above the U.S. Federal Reserve’s (the “Fed”) long-term target, prompting the Fed to raise the federal funds rate by 25 basis points in September 2026. This marked the first federal funds rate increase following six rate cuts between September 2024 and December 2025 totaling 175 basis points. The federal funds rate may remain elevated or even increase due to elevated inflation or other factors. The 10-year Treasury rate is at its highest level since 2002. Higher rates more significantly impact mortgage rates, which affect housing affordability, home purchases and mortgage refinancing activity. We expect 30-year mortgage rates to remain elevated and constrain housing activity for the foreseeable future. Higher rates can also reduce demand for consumer and auto loans.
Economic conditions in the U.K. and Canada were stable but growth remained muted during the first three quarters of 2026. The Middle East conflict and higher energy prices have renewed inflationary pressures and consumer uncertainty, and may continue to weaken growth and consumer sentiment in these countries. India’s economy, which is highly sensitive to energy prices, remained strong through the first three quarters of 2026, supported by resilient consumer spending and steady Reserve Bank of India rates. However, inflation may prompt future rate increases and slow credit expansion.
Although higher U.S. import tariffs have had a smaller-than-expected effect on U.S. inflation in 2025 and thus far in 2026, uncertainty over tariff policy continues to pressure the global economy and consumer sentiment. If significantly higher tariffs remain in place, U.S. and global growth could slow, increasing recession and inflation risks across many of our markets.
These factors affect the comparability of our revenue, expenses and results of operations across the periods presented. Continued macroeconomic uncertainty, including increasing interest or inflation rates, could materially adversely affect our stock price, results of operations, financial condition and the carrying value of long-lived assets, including goodwill and intangible assets.
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
Trans Union de Mexico Acquisition
On March 2, 2026, we acquired approximately a 68% equity interest in Trans Union de Mexico for total cash consideration of $659.6 million. Prior to the transaction, we owned approximately a 26% equity interest that was accounted for under the equity method. Our total equity interest upon closing was approximately 94%, representing a controlling financial interest and resulting in the consolidation of Trans Union de Mexico. We accounted for the transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations. Accordingly, we remeasured our initial 26% investment at a fair value of $247.4 million resulting in a non-taxable gain of $225.5 million recorded within gain on acquisition of affiliate in the Consolidated Statement of Operations.
The acquisition was funded primarily with proceeds from our Senior Secured Revolving Credit Facility and cash on hand. See Note 10, “Debt,” for additional information about our Senior Secured Revolving Credit Facility. There was no contingent consideration related to this transaction.
Trans Union de Mexico’s results of operations subsequent to the acquisition date are reflected in the Latin America reporting unit in our International segment for the three and nine months ended September 30, 2026, which affects the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about this transaction.
Monevo Acquisition
On April 1, 2025, we gained control of Monevo Limited (“Monevo”) by acquiring the remaining 70% of its outstanding equity, of which we previously owned 30%. We accounted for the transaction as a step acquisition in accordance with ASC Topic 805, Business Combinations. Monevo’s results of operations subsequent to the acquisition date, which are not material, are reflected in both the U.S. Markets and International segments for the three and nine months ended September 30, 2026, which affects the comparability of results to prior year periods. See Part I, Item 1, Note 2 “Business Acquisitions” for further information about this transaction.
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

Share Repurchase Plan
On February 11, 2025, our Board authorized the Repurchase Plan. The Board increased the authorization by $500.0 million on October 22, 2025 and by an additional $1.0 billion on October 26, 2026, resulting in an aggregate authorization of $2.0 billion under the Repurchase Plan. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The Repurchase Plan does not have an expiration date.
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
Debt
During the nine months ended September 30, 2026, we prepaid the outstanding balance of $104.5 million on our Senior Secured Term Loan B-5, funded from cash-on-hand.
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
During the second quarter of 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,220.2 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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

Results of Operations —Three Months Ended September 30, 2026 and 2025
(Tabular amounts in millions, except per share amounts)
For the three and nine months ended September 30, 2026 and 2025, our results of operations were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2026 vs. 2025				2026 vs. 2025
	2026	2025	$	%	2026	2025	$	%
Revenue	$1,312.5	$1,169.5	$143.0	12.2%	$3,867.8	$3,405.0	$462.8	13.6%
Operating expenses
Cost of services (exclusive of depreciation and amortization below)	534.7	480.3	54.3	11.3%	1,598.8	1,395.9	202.9	14.5%
Selling, general and administrative	346.6	330.8	15.8	4.8%	1,022.2	922.6	99.6	10.8%
Depreciation and amortization	164.0	145.6	18.4	12.6%	476.8	427.2	49.6	11.6%
Restructuring	—	5.1	(5.1)	nm	—	5.1	(5.1)	nm
Total operating expenses	1,045.3	961.9	83.4	8.7%	3,097.8	2,750.8	347.0	12.6%
Operating income	267.2	207.6	59.6	28.7%	770.0	654.2	115.8	17.7%
Non-operating income and (expense)
Interest expense	(66.5)	(62.5)	(4.0)	6.3%	(194.4)	(174.3)	(20.1)	11.5%
Interest income	9.0	8.8	0.2	2.1%	23.2	26.2	(3.0)	(11.3)%
Earnings from equity method investments	0.9	5.5	(4.6)	(84.1)%	8.3	14.7	(6.5)	(44.0)%
Gain on acquisition of affiliate	—	—	—	nm	225.5	—	225.5	nm
Other income and (expense), net	(1.7)	(9.3)	7.6	(82.0)%	6.0	(20.1)	26.1	nm
Total non-operating income and (expense)	(58.2)	(57.5)	(0.8)	1.3%	68.6	(153.5)	222.1	nm
Income before income taxes	209.0	150.1	58.8	39.2%	838.6	500.7	337.9	67.5%
Provision for income taxes	(48.5)	(50.0)	1.5	(2.9)%	(131.0)	(135.4)	4.5	(3.3)%
Net income	160.5	100.2	60.3	60.2%	707.6	365.3	342.4	93.7%
Less: net income attributable to noncontrolling interests	(4.3)	(3.6)	(0.7)	19.2%	(10.9)	(11.0)	0.1	(0.7)%
Net income attributable to TransUnion	$156.2	$96.6	$59.6	61.7%	$696.7	$354.2	$342.4	96.7%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Revenue
For the three and nine months ended September 30, 2026 revenue increased $143.0 million, or 12.2%, and $462.8 million, or 13.6%, respectively, compared with the same periods in 2025, due to growth in both segments and revenue from recent acquisitions, which contributed 4.9% and 4.0% of the growth in each respective period. The impact of foreign currency on organic revenue was negligible.
Operating Expenses
Cost of Services
For the three months ended September 30, 2026, cost of services increased $54.3 million compared with the same period in 2025. The increase was due primarily to:
•an increase of approximately $46.0 million in product and fulfillment costs due primarily to an increase in certain product cost pricing, including FICO mortgage royalties in our U.S. Markets segment, costs from our recent acquisitions, and an increase in volume in both segments; and
•an increase of approximately $16.0 million in labor costs, including labor costs from our recent acquisitions, partially offset by:
•a decrease of approximately $6.0 million in technology and communications costs, due primarily to our accelerated technology investment program, which ended in 2025, partially offset by an increase in cloud costs.

For the nine months ended September 30, 2026, cost of services increased $202.9 million compared with the same period in 2025. The increase was due primarily to:
•an increase of approximately $202.0 million in product and fulfillment costs due primarily to an increase in certain product cost pricing, including FICO mortgage royalties in our U.S. Markets segment, costs from our recent acquisitions, and an increase in volume in both segments; and
•an increase of approximately $23.0 million in labor costs, including labor costs from our recent acquisitions, partially offset by:
•a decrease of approximately $23.0 million in technology and communications costs, due primarily to our accelerated technology investment program, which ended in 2025, partially offset by an increase in cloud costs.
Selling, General and Administrative
For the three months ended September 30, 2026, selling, general and administrative expenses increased $15.8 million compared with the same period in 2025. The increase was due primarily to:
•an increase of approximately $15.0 million in legal and regulatory expenses; and
•an increase of approximately $10.0 million in labor-related costs, including an increase in salaries and benefits inclusive of our recent acquisitions and commissions, partially offset by:
•a decrease of approximately $6.0 million in costs related to our operating model optimization program due to the completion of the program in 2025; and
•a decrease of approximately $6.0 million in advertising costs due to a reduction in promotional campaigns in our Consumer Interactive business in U.S. Markets.
For the nine months ended September 30, 2026, selling, general and administrative expenses increased $99.6 million compared with the same period in 2025. The increase was due primarily to:
•an increase of approximately $73.0 million in legal and regulatory expenses, including a $56.0 million reduction of an accrual for a lawsuit that was dismissed in the first quarter of 2025, as further discussed in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” Note 15, “Contingencies”; and
•an increase of approximately $50.0 million in labor-related costs, including an increase in salaries and benefits inclusive of our recent acquisitions, commissions, and incentive compensation, partially offset by:
•a decrease of approximately $17.0 million in costs related to our operating model optimization program due to the completion of the program in 2025; and
•a decrease of approximately $11.0 million in advertising costs due to a reduction in promotional campaigns in our Consumer Interactive business in U.S. Markets.
Depreciation and Amortization
For the three and nine months ended September 30, 2026, depreciation and amortization increased $18.4 million and $49.6 million, respectively, compared with the same periods in 2025, due primarily to incremental intangible asset amortization from our recent acquisitions and the increase in capital expenditures related to our accelerated technology investment initiative over the past few years.
Non-Operating Income and Expense
Interest expense
For the three and nine months ended September 30, 2026, interest expense increased $4.0 million and $20.1 million, respectively, compared with the same periods in 2025. The increase was due primarily to borrowing on our Senior Secured Revolving Credit Facility to fund the acquisition of a majority ownership interest in Trans Union de Mexico, partially offset by a decrease in the average periodic variable interest rate on the unhedged portion of our debt in both periods, and an increase in the nine-month period due to the replacement of certain hedges in June 2025 with less favorable rates.
Interest income
Interest income for the three months ended September 30, 2026 was consistent as compared to the same periods in 2025. The decrease in interest income for the nine months ended September 30, 2026, compared to the prior periods, was due primarily to the settlement of a note receivable in October 2025.

Gain on acquisition of affiliate
For the nine months ended September 30, 2026, we recognized a gain on our acquisition of a majority ownership interest in Trans Union de Mexico, as further discussed in Part I, Note 2, “Business Acquisitions.”
Other income and (expense), net
Other income and (expense), net includes acquisition fees, loan fees, and various other income and expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income and (expense), net:
Acquisition fees	$(0.4)	$(2.7)	$2.3	(83.9)%	$(8.0)	$(10.9)	$2.9	(26.4)%
Debt related expenses	(0.5)	(0.5)	—	(3.3)%	(1.4)	(1.6)	0.1	(8.1)%
Other income (expense), net	(0.8)	(6.1)	5.3	(87.4)%	15.5	(7.6)	23.1	nm
Total other income and (expense), net	$(1.7)	$(9.3)	$7.6	82.0%	$6.0	$(20.1)	$26.1	nm
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
Acquisition fees
Acquisition fees represent costs we have incurred for various acquisition-related efforts, for both executed and exploratory transactions, and include costs related to our acquisitions of Monevo, Trans Union de Mexico and the mobile division of RealNetworks.
Debt-related expenses
Debt-related expenses comprise certain debt financing fees in all periods presented.
Other income and (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value and impairment adjustments	$—	$(4.2)	$15.7	$(9.3)
Currency remeasurement gains (losses), net	(0.7)	(1.6)	(1.8)	0.6
Miscellaneous non-operating income and (expense)	(0.1)	(0.3)	1.5	1.1
Total other income (expense), net	$(0.8)	$(6.1)	$15.5	$(7.6)
Fair value and impairment adjustments primarily relate to investments in affiliated companies and notes receivable, realized gains on acquisition-related foreign currency forward contracts and the gain on our acquisition of Monevo for the nine months ended September 30, 2025, as further discussed in Part 1, Note 2, “Business Acquisition.” Currency remeasurement gains (losses), net consist of realized foreign currency gains and losses for transactions in currencies other than the functional currency of the corresponding consolidated entity that were settled during the period. Miscellaneous non-operating income and (expense) includes other miscellaneous non-operating income and expense.
Provision for Income Taxes
Our effective tax rates were 23.2% and 33.3% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was lower in 2026 compared to 2025 due primarily to favorable adjustments to prior-year income tax provisions based on amounts reflected in filed income tax returns during the three months ended September 30, 2026, the expiration of statutes of limitations on certain prior year uncertain tax positions during the three months ended September 30, 2026, and favorable tax provisions applicable to certain foreign-source licensing and service income under the provisions of the One Big Beautiful Bill Act (the “OBBBA”) that went into effect January 1, 2026.

Our effective tax rates were 15.6% and 27.0% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate was lower in 2026 compared to 2025 due primarily to the non-taxable gain on our acquisition of a majority equity interest in Trans Union de Mexico and a benefit from the elimination of a deferred tax liability on our Cost Method Investment upon obtaining control as further discussed in Note 2, “Business Acquisitions," a reduction in valuation allowance related to the realizability of foreign tax credits and capital loss carryforwards in 2026 compared to 2025, and benefits on the remeasurement of deferred taxes due to changes in state apportionment rates as a result of legal entity mergers, all of which occurred during the first quarter of 2026.
Segment Results of Operations—Three and Nine Months Ended September 30, 2026 and 2025
Management, including our CODM, evaluates the financial performance of our businesses based on revenue and segment Adjusted EBITDA. For the three and nine months ended September 30, 2026 and 2025, our segment revenue, segment Adjusted EBITDA and segment Adjusted EBITDA Margin were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2026 vs. 2025				2026 vs. 2025
	2026	2025	$	%	2026	2025	$	%
Revenue:
U.S. Markets gross revenue
Financial Services	$485.5	$438.0	$47.5	10.8%	$1,482.3	$1,261.5	$220.8	17.5%
Emerging Verticals	351.0	330.1	20.9	6.3%	1,039.5	968.6	70.9	7.3%
Consumer Interactive	140.3	144.8	(4.4)	(3.0)%	422.8	429.8	(7.0)	(1.6)%
U.S. Markets gross revenue	$976.8	$912.8	$64.0	7.0%	$2,944.6	$2,659.9	$284.7	10.7%

International gross revenue
Canada	$45.7	$43.4	$2.3	5.2%	$135.3	$123.5	$11.8	9.6%
Latin America	98.7	33.7	65.0	192.8%	245.3	100.6	144.7	143.8%
United Kingdom	75.0	71.4	3.6	5.1%	220.7	197.4	23.3	11.8%
Africa	22.3	19.4	2.9	14.9%	64.2	54.5	9.7	17.8%
India	73.7	68.5	5.1	7.5%	200.3	203.9	(3.6)	(1.8)%
Asia Pacific	23.7	23.7	—	—%	67.9	75.2	(7.3)	(9.7)%
International gross revenue	$339.0	$260.1	$78.9	30.4%	$933.8	$755.1	$178.7	23.7%

Total gross revenue	$1,315.9	$1,172.9	$142.9	12.2%	$3,878.4	$3,415.0	$463.4	13.6%
Intersegment revenue eliminations	(3.3)	(3.4)	0.1	(1.7)%	(10.6)	(10.0)	(0.6)	6.0%
Total revenue as reported	$1,312.5	$1,169.5	$143.0	12.2%	$3,867.8	$3,405.0	$462.8	13.6%

Adjusted EBITDA:
U.S. Markets	$353.3	$350.7	$2.5	0.7%	$1,071.2	$1,008.1	$63.1	6.3%
International	155.7	112.4	43.3	38.5%	414.2	330.2	84.1	25.5%

Adjusted EBITDA Margin:
U.S. Markets	36.2%	38.4%			36.4%	37.9%
International	45.9%	43.2%			44.4%	43.7%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.

We define Adjusted EBITDA Margin for our segments as the segment Adjusted EBITDA divided by segment gross revenue.
U.S. Markets Segment
Revenue
For the three and nine months ended September 30, 2026, U.S. Markets revenue increased $64.0 million, or 7.0% and $284.7 million, or 10.7%, respectively, compared with the same periods in 2025. Revenue increased in Financial Services and Emerging Verticals, partially offset by a decrease in Consumer Interactive.
Financial Services: For the three and nine months ended September 30, 2026, revenue increased $47.5 million, or 10.8%, and $220.8 million, or 17.5%, respectively, compared with the same periods in 2025. A majority of the growth in Financial Services comes from our Mortgage line of business, due primarily to increases in price, including from FICO mortgage royalties. Our other lines of business also grew, due primarily to price and volume increases in our Auto line of business and volume increases in our Card and Banking and Consumer Lending lines of business.
Emerging Verticals: For the three and nine months ended September 30, 2026, revenue increased $20.9 million, or 6.3%, and $70.9 million, or 7.3%, respectively, compared with the same periods in 2025. The increase was due primarily to an increase in Insurance from volume increases, and in most other verticals from volume increases across online and batch services, new business wins and pricing increases, and revenue from our recent acquisitions.
Consumer Interactive: For the three and nine months ended September 30, 2026, revenue decreased $4.4 million, or 3.0%, and $7.0 million, or 1.6%, respectively, compared with the same periods in 2025, due primarily to a decrease in demand for paid credit products, partially offset by higher indirect channel breach revenue and offers revenue from our new direct-to-consumer platform.
Adjusted EBITDA
For the three and nine months ended September 30, 2026, Adjusted EBITDA increased $2.5 million and $63.1 million, respectively, compared with the same periods in 2025, due primarily to the increase in revenue, partially offset by higher variable product and fulfillment costs and other operating costs. For the three and nine months ended September 30, 2026, Adjusted EBITDA margins decreased 230 and 150 basis points, respectively, due primarily to FICO mortgage royalties growing at a higher rate than revenue and higher legal and regulatory expenses.
International Segment
Revenue
For the three and nine months ended September 30, 2026, International revenue increased $78.9 million, or 30.4%, and $178.7 million, or 23.7%, respectively, compared with the same periods in 2025 due primarily to the acquisitions of Trans Union de Mexico and Monevo, which contributed 20.9% and 17.4% of the growth in each respective period, and increases in all regions due to higher local currency revenue, except for Asia Pacific which was flat in the three-month period and decreased in the nine-month period. The impact of foreign currencies on organic revenue was a decrease of 1.0% and an increase of 0.5% for the three and nine months ended September 30, 2026, respectively.
Canada: For the three and nine months ended September 30, 2026, Canada revenue increased $2.3 million, or 5.2%, and $11.8 million, or 9.6%, respectively, compared with the same periods in 2025, due primarily to higher local currency revenue from broad-based volume increases, and a decrease of 1.7% and an increase of 1.0% in each respective period from the impact of foreign currencies.
Latin America: For the three and nine months ended September 30, 2026, Latin America revenue increased $65.0 million, or 192.8%, and $144.7 million, or 143.8%, respectively, compared with the same periods in 2025. Our acquisition of the majority ownership interest in Trans Union de Mexico contributed 161.7% and 125.8% of the growth in each respective period, with the remaining increase driven primarily by volumes and new business wins across the region and an increase of 13.1% and 10.3% in each respective period from the impact of foreign currencies.
United Kingdom: For the three and nine months ended September 30, 2026, United Kingdom revenue increased $3.6 million, or 5.1%, and $23.3 million, or 11.8%, respectively, compared with the same periods in 2025 due to an increase in volume, new business, and revenue from our acquisition of Monevo in the nine-month period, and a decrease of 0.4% and an increase of 2.5%, in each respective period from the impact of foreign currencies.
Africa: For the three and nine months ended September 30, 2026, Africa revenue increased $2.9 million, or 14.9%, and $9.7 million, or 17.8%, respectively, compared with the same periods in 2025, due primarily to broad-based volume growth, and an increase of 8.5% and 10.9% in each respective period from the impact of foreign currencies.

India: For the three and nine months ended September 30, 2026, India revenue increased $5.1 million, or 7.5%, and decreased $3.6 million, or 1.8%, respectively, compared with the same periods in 2025. For the three-month period, local currency revenue increased due to improved economic conditions driving broad-based growth. For the nine-month period, local currency revenue increased due to online volume growth partially offset by lower batch activity. Revenue decreased 10.2% and 8.5% in each respective period from the impact of foreign currencies.
Asia Pacific: For the three months ended September 30, 2026, Asia Pacific revenue was flat as several one-time contract revenue and volume increases were offset by the impact of foreign currencies. For the nine months ended September 30, 2026, revenue decreased $7.3 million, or 9.7%, compared with the same periods in 2025, respectively, due primarily to lower volumes and prior year one-time contract revenue. Revenue decreased 2.9% and 2.1% in each respective period from the impact of foreign currencies.
Adjusted EBITDA
For the three and nine months ended September 30, 2026, Adjusted EBITDA increased $43.3 million and $84.1 million, respectively compared with the same periods in 2025 due primarily to increased revenue in most regions as discussed above, partially offset by an increase in expenses due to the increase in revenue. For the three and nine months ended September 30, 2026, Adjusted EBITDA margins increased 270 and 60 basis points, respectively, due primarily to a shift in the mix of revenues, the impact of our acquisition of TransUnion de Mexico net of integration costs, and labor-related costs growing at a lower rate than revenue.
Non-GAAP Measures—Three Months Ended September 30, 2026 and 2025
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
For the three and nine months ended September 30, 2026 and 2025, these non-GAAP measures were as follows:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2026 vs. 2025				2026 vs. 2025
	2026	2025	$	%	2026	2025	$	%
Reconciliation of Net income attributable to TransUnion to consolidated Adjusted EBITDA:
Net income attributable to TransUnion	$156.2	$96.6	$59.6	61.7%	$696.7	$354.2	$342.4	96.7%
Net interest expense	57.4	53.7	3.8	7.1%	171.2	148.2	23.0	15.6%
Provision for income taxes	48.5	50.0	(1.5)	(2.9)%	131.0	135.4	(4.5)	(3.3)%
Depreciation and amortization	164.0	145.6	18.4	12.6%	476.8	427.2	49.6	11.6%
EBITDA	$426.1	$345.8	$80.3	23.2%	$1,475.7	$1,065.0	$410.6	38.6%
Expense and (income) adjustments to EBITDA:
Stock-based compensation	37.0	36.4	0.5	1.5%	113.6	106.9	6.7	6.2%
Mergers and acquisitions, divestitures and business optimization[1]	0.4	6.9	(6.5)	(93.7)%	(233.2)	20.2	(253.4)	nm
Accelerated technology investment[2]	—	22.1	(22.1)	nm	—	65.4	(65.4)	nm
Operating model optimization program[3]	—	11.5	(11.5)	nm	—	26.7	(26.7)	nm
Net other[4]	1.2	2.3	(1.0)	(45.7)%	2.7	(55.0)	57.7	nm
Total adjustments to EBITDA	$38.6	$79.2	$(40.6)	(51.2)%	$(116.9)	$164.2	$(281.1)	nm
Consolidated Adjusted EBITDA	$464.8	$425.1	$39.7	9.3%	$1,358.8	$1,229.2	$129.5	10.5%

Net income attributable to TransUnion margin	11.9%	8.3%			18.0%	10.4%
Consolidated Adjusted EBITDA margin[5]	35.4%	36.3%			35.1%	36.1%
nm: not meaningful
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transaction and integration costs	$0.4	$2.7	$8.0	$10.9
Fair value and impairment adjustments	—	4.2	(241.2)	9.3
Total mergers and acquisitions, divestitures and business optimization	$0.4	$6.9	$(233.2)	$20.2
For the nine months ended September 30, 2026, fair value and impairment adjustments includes the gain on our acquisition of Trans Union de Mexico.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Foundational Capabilities	$4.4	$16.0
Migration Management	17.7	49.3
Total accelerated technology investment	$22.1	$65.4
3.Operating model optimization consisted of the following adjustments:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Employee separation	$5.1	$5.1
Business process optimization	6.4	21.6
Total operating model optimization	$11.5	$26.7
4.Net other consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred loan fee expense from debt prepayments and refinancing	$—	$—	$—	$(0.1)
Other debt financing expenses	0.5	0.5	1.4	1.6
Currency remeasurement on foreign operations	0.7	1.6	1.8	(0.6)
Legal and regulatory expenses, net	—	—	—	(56.0)
Other non-operating (income) expense	0.1	0.2	(0.5)	0.1
Total other adjustments	$1.2	$2.3	$2.7	$(55.0)
5.Consolidated Adjusted EBITDA margin is calculated by dividing Consolidated Adjusted EBITDA by total revenue.
Consolidated Adjusted EBITDA
For the three and nine months ended September 30, 2026, Consolidated Adjusted EBITDA increased $39.7 million and $129.5 million, respectively, compared with the same periods in 2025, due primarily to an increase in revenue and the realization of cost savings from the transformation plan, partially offset by higher product costs compared to prior year. For the three and nine months ended September 30, 2026, Consolidated Adjusted EBITDA margin decreased 90 and 100 basis points, respectively, compared with the same periods in 2025, due primarily to FICO mortgage royalties growing at a higher rate than revenue in the U.S. Markets segment and higher legal and regulatory expenses.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
			2026 vs. 2025				2026 vs. 2025
	2026	2025	$	%	2026	2025	$	%
Reconciliation of Net income attributable to TransUnion to Adjusted Net Income:
Net income attributable to TransUnion	$156.2	$96.6	$59.6	61.7%	$696.7	$354.2	$342.4	96.7%
Expense and (income) adjustments before income tax items:
Amortization of certain intangible assets	83.7	73.2	10.5	14.3%	243.2	217.2	26.0	12.0%
Stock-based compensation	37.0	36.4	0.5	1.5%	113.6	106.9	6.7	6.2%
Mergers and acquisitions, divestitures and business optimization[1]	0.4	6.9	(6.5)	(93.7)%	(233.2)	20.2	(253.4)	nm
Accelerated technology investment[2]	—	22.1	(22.1)	nm	—	65.4	(65.4)	nm
Operating model optimization program[3]	—	11.5	(11.5)	nm	—	26.7	(26.7)	nm
Net other[4]	0.9	1.6	(0.7)	(42.9)%	2.0	(56.7)	58.7	nm
Total adjustments before income tax items	$122.0	$151.8	$(29.7)	(19.6)%	$125.6	$379.7	$(254.1)	(66.9)%
Total adjustments for income taxes[5]	(36.6)	(31.9)	(4.7)	14.8%	(112.9)	(96.7)	(16.2)	16.7%
Adjusted Net Income	$241.6	$216.5	$25.1	11.6%	$709.4	$637.2	$72.2	11.3%

Weighted-average shares outstanding:
Basic	191.1	194.8	nm	nm	192.0	194.9	nm	nm
Diluted	192.6	197.2	nm	nm	193.8	197.2	nm	nm

Adjusted Earnings per Share:
Basic	$1.26	$1.11	$0.15	13.8%	$3.69	$3.27	$0.43	13.0%
Diluted	$1.25	$1.10	$0.16	14.3%	$3.66	$3.23	$0.43	13.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Diluted earnings per share from Net income attributable to TransUnion to Adjusted Diluted Earnings per Share:
Diluted earnings per common share from:
Income attributable to TransUnion	$0.81	$0.49	$3.59	$1.80
Expense and (income) adjustments before income tax items:
Amortization of certain intangible assets[1]	0.43	0.37	1.25	1.10
Stock-based compensation	0.19	0.18	0.59	0.54
Mergers and acquisitions, divestitures and business optimization[2]	—	0.04	(1.20)	0.10
Accelerated technology investment[3]	—	0.11	—	0.33
Operating model optimization program[4]	—	0.06	—	0.14
Net other[5]	—	0.01	0.01	(0.29)
Total adjustments before income tax items	$0.63	$0.77	$0.65	$1.92
Total adjustments for income taxes[6]	(0.19)	(0.16)	(0.58)	(0.49)
Adjusted Diluted Earnings per Share	$1.25	$1.10	$3.66	$3.23

Each component of earnings per share is calculated independently, therefore, rounding differences exist in the table above.

1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transaction and integration costs	$0.4	$2.7	$8.0	$10.9
Fair value and impairment adjustments	—	4.2	(241.2)	9.3
Total mergers and acquisitions, divestitures and business optimization	$0.4	$6.9	$(233.2)	$20.2
For the nine months ended September 30, 2026, fair value and impairment adjustments includes the gain on our acquisition of Trans Union de Mexico.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Foundational Capabilities	$4.4	$16.0
Migration Management	17.7	49.3
Total accelerated technology investment	$22.1	$65.4
3.Operating model optimization consisted of the following adjustments:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Employee separation	$5.1	$5.1
Business process optimization	6.4	21.6
Total operating model optimization	$11.5	$26.7
4.Net other consisted of the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred loan fee expense from debt prepayments and refinancing	$—	$—	$—	$(0.1)
Currency remeasurement on foreign operations	0.7	1.6	1.8	(0.6)
Legal and regulatory expenses, net	—	—	—	(56.0)
Other non-operating (income) and expense	0.2	—	0.2	—
Total other adjustments	$0.9	$1.6	$2.0	$(56.7)
5.Total adjustments for income taxes represents the total of adjustments discussed to calculate the Adjusted Provision for Income Taxes.
Adjusted Net Income
For the three and nine months ended September 30, 2026, Adjusted Net Income increased due primarily to improved operating performance, partially offset by an increase in net interest expense.

Adjusted Provision for Income Taxes and Adjusted Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income taxes	$209.0	$150.1	$838.6	$500.7
Total adjustments before income tax items from Adjusted Net Income table above	122.0	151.8	125.6	379.7
Adjusted income before income taxes	$331.0	$301.9	$964.2	$880.4

Reconciliation of Provision for income taxes to Adjusted Provision for Income Taxes:
Provision for income taxes	$(48.5)	$(50.0)	$(131.0)	$(135.4)
(Expense) and benefit adjustments for income taxes:
Tax effect of above adjustments	(27.2)	(34.5)	(80.1)	(99.8)
Eliminate impact of excess tax expense (benefit) for stock-based compensation	(1.0)	(1.9)	(1.2)	(1.6)
Other[1]	(8.3)	4.5	(31.5)	4.7
Total adjustments for income taxes	$(36.6)	$(31.9)	$(112.9)	$(96.7)
Adjusted Provision for Income Taxes	$(85.1)	$(81.8)	$(243.8)	$(232.1)

Effective tax rate	23.2%	33.3%	15.6%	27.0%
Adjusted Effective Tax Rate	25.7%	27.1%	25.3%	26.4%
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Other adjustments for income taxes include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred tax adjustments	$—	$1.8	$(18.0)	$(5.6)
Valuation allowance adjustments	1.2	0.2	(6.5)	1.7
Return to provision, audit adjustments and reserves related to prior periods	(10.2)	2.4	(8.5)	7.3
Other adjustments	0.6	0.1	1.5	1.3
Total other adjustments	$(8.3)	$4.5	$(31.5)	$4.7
Adjusted Provision for Income Taxes
Our adjusted tax rates were 25.7% and 27.1% for the three months ended September 30, 2026 and 2025, respectively, and 25.3% and 26.4% for the nine months ended September 30, 2026 and 2025, respectively. The adjusted tax rate was lower in 2026 compared to 2025 due primarily to favorable tax provisions applicable to certain foreign-source licensing and service income due to provisions of the OBBBA that went into effect January 1, 2026 and increased foreign tax credit utilization related to impacts from recent acquisitions and related restructuring activities.

Leverage Ratio

Trailing Twelve Months Ended September 30, 2026
Reconciliation of Net income attributable to TransUnion to Adjusted EBITDA:
Net income attributable to TransUnion	$797.9
Net interest expense	225.6
Provision for income taxes	168.6
Depreciation and amortization	624.4
EBITDA	$1,816.5
Expense and (income) adjustments to EBITDA:
Stock-based compensation	$152.3
Mergers and acquisitions, divestitures and business optimization[1]	(223.3)
Accelerated technology investment[2]	19.1
Operating model optimization program[3]	5.6
Net other[4]	5.4
Total adjustments to EBITDA	$(41.0)
Consolidated Adjusted EBITDA	1,775.5
Adjusted EBITDA for Pre-Acquisition Period[5]	33.7
Leverage Ratio Adjusted EBITDA	$1,809.1

Total debt	$5,456.6
Less: Cash and cash equivalents	883.1
Net Debt	$4,573.5

Ratio of Net Debt to Net income attributable to TransUnion	5.7
Leverage Ratio[6]	2.5
As a result of displaying amounts in millions, rounding differences may exist in the table above.
1.Mergers and acquisitions, divestitures and business optimization consisted of the following adjustments:

Trailing Twelve Months Ended September 30, 2026
Transaction and integration costs	$11.1
Fair value and impairment adjustments	(233.7)
Post-acquisition adjustments	(0.7)
Total mergers and acquisitions, divestitures and business optimization	$(223.3)
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

Trailing Twelve Months Ended September 30, 2026
Foundational Capabilities	$2.8
Migration Management	16.4
Total accelerated technology investment	$19.1
3.Operating model optimization consisted of the following adjustments:

Trailing Twelve Months Ended September 30, 2026
Employee separation	$1.8
Business process optimization	3.9
Total operating model optimization	$5.6
4.Net other consisted of the following adjustments:

Trailing Twelve Months Ended September 30, 2026
Other debt financing expenses	$1.9
Currency remeasurement on foreign operations	2.8
Other non-operating (income) and expense	0.6
Total other adjustments	$5.4
5.The trailing twelve months ended September 30, 2026 include Adjusted EBITDA related to Trans Union de Mexico and the mobile division of RealNetworks prior to our acquisitions in March and April 2026, respectively.
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
Cash and cash equivalents totaled $883.1 million and $853.6 million at September 30, 2026 and December 31, 2025, respectively, of which $560.2 million and $432.2 million was held outside the United States in each respective period. As of September 30, 2026, we had $520.0 million in outstanding borrowings under the Senior Secured Revolving Credit Facility and $1.3 million of outstanding letters of credit and could have borrowed up to the remaining $478.7 million available.

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
In the first three quarters of 2026, we paid dividends of $0.125 per share totaling $74.4 million. Dividends declared accrue to outstanding restricted stock units and are paid to employees as dividend equivalents when the restricted stock units vest. While we currently expect to continue to pay quarterly dividends, any determination to pay dividends in the future will be at the discretion of our Board and will depend on a number of factors, including our liquidity, results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems appropriate. We currently have capacity and intend to continue to pay a quarterly dividend, subject to approval by our Board.
On February 11, 2025, our Board authorized the Repurchase Plan. Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases are conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. Repurchases may be suspended, terminated or modified at any time for any reason. The Repurchase Plan does not have an expiration date. The Board increased authorization by $500.0 million on October 22, 2025, and by an additional $1.0 billion on October 26, 2026, resulting in an aggregate authorization of $2.0 billion under the Repurchase Plan.
Repurchased shares are retired, resulting in a reduction to common stock at par with the remainder to additional paid-in capital. Once repurchased, the shares are returned to the status of authorized but unissued shares of the Company and reduce the weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

The table below sets forth information regarding repurchases of shares under the Repurchase Plan (in millions, except for number of shares, which are reflected in thousands, and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total number of shares purchased	1,604.8	1,259.6	3,276.1	1,711.3
Average price paid per share[1]	$80.26	$90.31	$74.66	$89.16
Amount repurchased[1]	$128.8	$113.8	$244.6	$152.6
(1) Amounts include commissions and excise taxes.
As of September 30, 2026, $456.8 million remains available for repurchases under the share repurchase authorizations approved in 2025.
Sources and Uses of Cash

	Nine Months Ended September 30,
	2026	2025	Change
Cash provided by operating activities	$888.6	$668.1	$220.5
Cash used in investing activities	(754.0)	(307.1)	(446.9)
Cash used in financing activities	(86.1)	(300.9)	214.8
Effect of exchange rate changes on cash and cash equivalents	(19.0)	10.3	(29.3)
Net change in cash and cash equivalents	$29.5	$70.4	$(40.9)
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
Financing Activities
The decrease in cash used in financing activities was due primarily to borrowings from our Senior Secured Revolving Credit Facility in connection with the purchase of Trans Union de Mexico, partially offset by higher share repurchase volume in 2026, the prepayment of our Senior Secured Term Loan B-5 debt and dividends paid to shareholders of Trans Union de Mexico.
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
Cash paid for capital expenditures decreased $28.0 million, from $229.3 million for the nine months ended September 30, 2025, to $201.3 million for the nine months ended September 30, 2026. Capital expenditures as a percentage of revenue represented 5.2% and 6.7% for the nine months ended September 30, 2026 and 2025, respectively.
Debt
Hedges
During the three months ended September 30, 2026, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loan or similar replacement debt. The swaps will commence on December 31, 2026 and expire on December 31, 2028, with a current aggregate notional amount of $300.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 4.2545% and

4.7716% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges. We expect to execute additional interest rate swap agreements in the fourth quarter of 2026 to replace swaps expiring December 31, 2026.
In 2025, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on June 30, 2025 and expire on December 31, 2027, with a current aggregate notional amount of $1,220.2 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.2893% and 3.6920% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2024, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2024, and expire on December 31, 2027, with a current aggregate notional amount of $1,069.9 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 3.0650% and 3.9925% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
In 2021, we entered into interest rate swap agreements with various counterparties that effectively fix our variable interest rate exposure on a portion of our Senior Secured Term Loans or similar replacement debt. The swaps commenced on December 31, 2021, and expire on December 31, 2026, with a current aggregate notional amount of $1,524.0 million that amortizes each quarter. The swaps require us to pay fixed rates varying between 1.3800% and 1.3915% in exchange for receiving a variable rate that matches the variable rate on our loans. We have designated these swap agreements as cash flow hedges.
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
With certain exceptions, the Senior Secured Credit Facility obligations are secured by a first-priority security interest in substantially all of the assets of Trans Union LLC, including its investment in subsidiaries. The Senior Secured Credit Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, make certain investments, and may be required to make certain restricted payments. The senior secured net leverage ratio must not exceed 5.5-to-1 at any such measurement date. Under the terms of the Senior Secured Credit Facility, TransUnion may make dividend payments up to the greater of $100 million or 10.0% of Consolidated EBITDA per year, or an unlimited amount provided that no default or event of default exists and so long as the total net leverage ratio does not exceed 4.75-to-1. As of September 30, 2026, we were in compliance with all debt covenants.
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
•uncertainty related to potential governmental actions or public statements regarding mortgage credit reporting requirements, the pricing of our services, the consumer reporting industry or our business, and the potential impact to our business and stock price as a result of such actions or public statements;
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
Interest Rate Risk
Our Senior Secured Credit Facility consists of Senior Secured Term Loans and a $1.0 billion Senior Secured Revolving Credit Facility. The variable interest rates on these borrowings are based, at our election, on SOFR or an alternate base rate, subject to floors, plus applicable margins. As of September 30, 2026, essentially all of our outstanding debt was variable-rate debt. Approximately 69.8% of our variable-rate debt is hedged with interest rate swaps. During the three months ended September 30, 2026, a 10% change in the average Term SOFR rates utilized in the calculation of our actual interest expense would have increased our annual interest expense by approximately $6.2 million.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased[1]	Average Price Paid Per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[3] (in millions)
July 1 to July 31	465,686	$72.12	444,243	$550.8
August 1 to August 31	1,108,864	81.90	823,555	$483.8
September 1 to September 30	341,262	79.96	336,952	$456.8
Total	1,915,812	$79.18	1,604,750
1.The total number of shares purchased includes 311,062 shares that were repurchased from employees for withholding taxes on restricted stock units vesting pursuant to the terms of the Company’s equity compensation plans and net settled and shares purchased as part of the Repurchase Plan.
2.Excludes excise taxes and broker’s commissions.
3.On February 11, 2025, our Board authorized the repurchase of up to $500.0 million of our common stock under the Repurchase Plan. The Board increased the authorization by $500.0 million on October 22, 2025, and by an additional $1.0 billion on October 26, 2026, resulting in an aggregate authorization of $2.0 billion under the Repurchase Plan. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, hybrid open market repurchases or an accelerated share repurchase transaction, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason and the Repurchase Plan does not have an expiration date. Any repurchased shares will be retired and returned to the status of authorized but unissued shares of the Company.
ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, the following directors or officers, as defined by Rule 16a-1(f) of the Exchange Act, each adopted a Rule 10b5-1 trading agreement (“10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold[1]
Heather J. Russell	Executive Vice President, Chief Legal Officer	August 8, 2026	February 8, 2027	16,000
1.The “Aggregate number of shares to be sold” represents the gross number of shares to be received during the duration of the respective 10b5-1 Plan, before excluding any shares withheld by the Company to satisfy its income tax withholding obligations in connection with the net settlement of the equity awards. Any underlying performance share unit awards are calculated at “target” performance.
ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of TransUnion (Incorporated by reference to Exhibit 3.1.2 to TransUnion’s Current Report on Form 8-K filed May 18, 2020).

3.2	Fifth Amended and Restated Bylaws of TransUnion amended as of February 21, 2024 (Incorporated by reference to Exhibit 3.1 to TransUnion’s Current Report on Form 8-K filed February 27, 2024).

10.1†	Transition and Separation Agreement by and between TransUnion and Todd M. Cello, dated as of September 23, 2026 (Incorporated by reference to Exhibit 10.1 to TransUnion’s Current Report on Form 8-K filed on September 23, 2026).

10.2†**	TransUnion Second Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Restricted Stock Units (for awards granted on or after September 1, 2026).

10.3†**	TransUnion Second Amended and Restated 2015 Omnibus Incentive Plan Award Agreement, with respect to Performance Share Units (for awards granted on or after September 1, 2026).

10.4†**	TransUnion Deferred Compensation Plan for Directors, effective as of January 1, 2027.

31.1**	TransUnion Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	TransUnion Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	TransUnion Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).
** Filed or furnished herewith.
† Identifies management contracts and compensatory plans or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransUnion

October 27, 2026	By	/s/ Todd M. Cello
Todd M. Cello
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

October 27, 2026	By	/s/ Jennifer A. Williams
Jennifer A. Williams
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)